Form 10-K
period 2018-12-31
NATIONAL HEALTH INVESTORS INC
filed 2019-02-19
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) Yes [ x ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§292.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of shares of common stock held by non-affiliates on June 30, 2018 (based on the closing price of these shares on the New York Stock Exchange) was approximately $2,986,872,000. There were 42,735,034 shares of the registrant’s common stock outstanding as of February 15, 2019.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2019 annual meeting of stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Form 10-K.

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

This Annual Report on Form 10-K and other materials we have filed or may file with the Securities and Exchange Commission (the “SEC”), as well as information included in oral statements made, or to be made, by our senior management contain certain “forward-looking” statements as that term is defined by the Private Securities Litigation Reform Act of 1995. All statements regarding our expected future financial position, results of operations, cash flows, funds from operations, continued performance improvements, ability to service and refinance our debt obligations, ability to finance growth opportunities, and similar statements including, without limitation, those containing words such as “may”, “will”, “believes”, “anticipates”, “expects”, “intends”, “estimates”, “plans”, and other similar expressions are forward-looking statements.

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

*	When interest rates increase, our common stock may decline in price;

*	We depend on revenues derived mainly from fixed rate investments in real estate assets, while a portion of our debt capital used to finance those investments bears interest at variable rates;

*	We are exposed to the risk that our assets may be subject to impairment charges;

*	We depend on the ability to continue to qualify for taxation as a Real Estate Investment Trust;

*	Complying with REIT requirements may cause us to forego otherwise attractive acquisition opportunities or liquidate otherwise attractive investments, which could materially hinder our performance;

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

ITEM 1. BUSINESS

General

National Health Investors, Inc., established in 1991 as a Maryland corporation, is a self-managed real estate investment trust (“REIT”) specializing in sale-leaseback, joint-venture, mortgage and mezzanine financing of need-driven and discretionary senior housing and medical investments. Our portfolio consists of lease, mortgage and other note investments in independent living facilities, assisted living facilities, entrance-fee communities, senior living campuses, skilled nursing facilities, specialty hospitals and medical office buildings. Other investments have included marketable securities and, until 2016, a joint venture structured to comply with the provisions of the REIT Investment Diversification Empowerment Act of 2007 (“RIDEA”) through which we invested in facility operations managed by an independent third-party. We have funded our real estate investments primarily through: (1) operating cash flow, (2) debt offerings, including bank lines of credit and term debt, both unsecured and secured, and (3) the sale of equity securities.

At December 31, 2018, we had investments in real estate, mortgage and other notes receivable involving 232 facilities located in 33 states. These investments involve 151 senior housing properties, 76 skilled nursing facilities, 3 hospitals, 2 medical office buildings and other notes receivable. These investments (excluding our corporate office of $2,471,000) consisted of properties with an original cost of $2,815,894,000, rented under triple-net leases to 30 lessees, and $246,111,000 aggregate carrying value of mortgage and other notes receivable due from 10 borrowers.

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

Classification of Properties in our Portfolio

Senior Housing

As of December 31, 2018, our portfolio included 143 senior housing properties (“SHO”) leased to operators and mortgage loans secured by 8 SHOs. The SHOs in our portfolio are either need-driven or discretionary for end users and consist of independent living facilities, assisted living facilities, senior living campuses, and entrance-fee communities which are more fully described below.

Need-Driven Senior Housing

Assisted Living Facilities. As of December 31, 2018, our portfolio included 93 assisted living facilities (“ALF”) leased to operators and mortgage loans secured by 6 ALFs. ALFs are free-standing facilities that provide basic room and board functions for elderly residents. As residents typically receive assistance with activities of daily living such as bathing, grooming, administering medication and memory care services, we consider these facilities to be need-driven senior housing. On-site staff personnel are available to assist in minor medical needs on an as-needed basis. Operators of ALFs are typically paid from private sources without assistance from government. ALFs may be licensed and regulated in some states, but generally do not require the issuance of a Certificate of Need (“CON”) as required for skilled nursing facilities.

Senior Living Campuses. As of December 31, 2018, our portfolio included 10 senior living campuses (“SLC”) leased to operators. SLCs contain one or more buildings that include skilled nursing beds combined with an independent or assisted living facility that provides basic room and board functions for elderly residents. They may also provide assistance to residents with activities of daily living such as bathing, grooming and administering medication. On-site staff personnel are available to assist in minor medical needs on an as-needed basis. As the decision to transition to a senior living campus is typically more than a lifestyle choice and is usually driven by the need to receive some moderate level of care, we consider this facility type to be need-driven. Operators of SLCs are typically paid from private sources and from government programs such as Medicare and Medicaid for skilled nursing residents.

Discretionary Senior Housing

Independent Living Facilities. As of December 31, 2018, our portfolio included 30 independent living facilities (“ILF”) leased to operators. ILFs offer specially designed residential units for active senior adults and provide various ancillary services for their residents including restaurants, activity rooms and social areas. Services provided by ILF operators are generally paid from private sources without assistance from government payors. ILFs may be licensed and regulated in some states, but generally do not require the issuance of a CON as required for skilled nursing facilities. As ILFs typically do not provide assistance with activities of daily living, we consider the decision to transition to an ILF facility to be discretionary.

Entrance-Fee Communities. As of December 31, 2018, our portfolio included 10 entrance-fee communities (“EFC”) leased to operators and two mortgage loans secured by EFCs. Entrance-fee communities, frequently referred to as continuing care retirement communities, or CCRCs, typically include a combination of detached cottages, an independent living facility, an assisted living facility and a skilled nursing facility on one campus. These communities appeal to residents because there is no need to relocate when health and medical needs change. EFCs are classified as either Type A, B, or C depending upon the amount of healthcare benefits included in the entrance fee. “Type A” EFCs, or “Lifecare” communities, include substantially all future healthcare costs. Communities providing a modified healthcare contract offering access to skilled nursing care but only paying for a maximum number of days are referred to as “Type B” EFCs. Finally, “Type C” EFCs, the type in our lease portfolio, are fee-for-service communities which do not provide any healthcare benefits and correspondingly have the lowest entrance fees. However, monthly fees may be higher to reflect the current healthcare components delivered to each resident. EFC licensure is state-specific, but generally the skilled nursing beds included in our EFC portfolio are subject to state licensure and regulation. As the decision to transition to an EFC is typically made as a lifestyle choice and not as the result of a pressing medical concern, we consider the decision to transition to an EFC to be discretionary. Accordingly, the predominant source of revenue for operators of EFCs is from private payor sources.

Medical

As of December 31, 2018, our portfolio included 77 medical facilities leased to operators and mortgage loans secured by 4 medical facilities. The medical facilities within our portfolio consist of skilled nursing facilities, hospitals and medical office buildings, which are more fully described below.

Skilled Nursing Facilities. As of December 31, 2018, our portfolio included 72 skilled nursing facilities (“SNF”) leased to operators and mortgage loans secured by 4 SNFs. SNFs provide some combination of skilled and intermediate nursing and rehabilitative care, including speech, physical and occupational therapy. As the decision to utilize the services of a SNF is typically made as the result of a pressing medical concern, we consider this to be a need-driven medical facility. The operators of the SNFs receive payment from a combination of private pay sources and government payors such as Medicaid and Medicare. SNFs are required to obtain state licenses and are highly regulated at the federal, state and local level. Most SNFs must obtain a CON from the state before opening or expanding such facilities. Some SNFs also include assisted living beds.

Hospitals. As of December 31, 2018, our portfolio included 3 hospitals (“HOSP”) leased to operators. Hospitals provide a wide range of inpatient and outpatient services, including acute psychiatric and rehabilitation services, and are subject to extensive federal, state and local legislation and regulation. Hospitals undergo periodic inspections regarding standards of medical care, equipment and hygiene as a condition of licensure. Services provided by hospitals are generally paid for by a combination of private pay sources and government payors. As the decision to utilize the services of a hospital is typically made as the result of a pressing medical concern, we consider this to be a need-driven medical facility.

Medical Office Buildings. As of December 31, 2018, our portfolio included 2 medical office buildings (“MOB”) leased to operators. MOBs are specifically configured office buildings whose tenants are primarily physicians and other medical practitioners. As the decision to utilize the services of an MOB is typically made as a the result of a pressing medical concern, we consider this to be a need-driven medical facility. MOBs differ from conventional office buildings due to the special requirements of the tenants. Each of our MOBs is leased to one lessee and is either physically attached to or located on an acute care hospital campus. The lessee sub-leases individual office space to the physicians or other medical practitioners. The lessee is responsible to us for the lease obligations of the entire building, regardless of their ability to sub-lease the individual office space.

Nature of Investments

Our investments are typically structured as acquisitions of properties through purchase-leaseback transactions, acquisitions of properties from other real estate investors, loans or operations through structures allowed by RIDEA. We have provided construction loans for facilities for which we were already committed to provide long-term financing or for which the operator agreed to enter into a purchase option and lease with us upon completion of construction or after the facility is stabilized. The annual lease rates on our leases and the annual interest rates on our mortgage, construction and mezzanine loans ranged between 6.75% and 10% during 2018. We believe our lease and loan terms are competitive within our peer group. Typical characteristics of these transactions are as follows:

Leases. Our leases generally have an initial leasehold term of 10 to 15 years with one or more 5-year tenant renewal options. The leases are “triple net leases” under which the tenant is responsible for the payment of all taxes, utilities, insurance premiums, repairs and other charges relating to the operation of the properties, including required levels of capital expenditures each year. The tenant is obligated at its expense to keep all improvements, fixtures and other components of the properties covered by “all risk” insurance in an amount equal to at least the full replacement cost thereof, and to maintain specified minimal personal injury and property damage insurance, protecting us as well as the tenant. The leases also require the tenant to indemnify and hold us harmless from all claims resulting from the use, occupancy and related activities of each property by the tenant, and to indemnify us against all costs related to any release, discovery, clean-up and removal of hazardous substances or materials, or other environmental responsibility with respect to each facility.

Most of our existing leases contain annual escalators in rent payments. For financial statement purposes, rental income is recognized on a straight-line basis over the term of the lease where the lease contains fixed escalators. Certain of our operators hold purchase options allowing them to acquire properties they currently lease from NHI. When present, tenant purchase options generally give the lessee an option to purchase the underlying property for consideration determined by i) a sliding base dependent upon the extent of appreciation in the property plus a specified proportion of any appreciation; ii) our acquisition costs plus a specified proportion of any appreciation; iii) an agreed capitalization rate applied to the current rental; or iv) our acquisition costs plus a profit floor plus a specified proportion of any appreciation. Where stipulated above, appreciation may be established by independent appraisal.

Some of the obligations under the leases are guaranteed by the parent corporation of the lessee, if any, or affiliates or individual principals of the lessee. In some leases, the third-party operator will also guarantee some portion of the lease obligations. Some obligations are backed further by other collateral such as security deposits, equipment, furnishings and other personal property.

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

RIDEA Transactions. Our arrangement with an affiliate of Bickford Senior Living (“Bickford”) was structured to be compliant with the provisions of RIDEA which permitted NHI to receive rent payments through a triple-net lease between a property company and an operating company and gave NHI the opportunity to capture additional value on the improving performance of the operating company through distributions to a Taxable REIT Subsidiary (“TRS”). Accordingly, the TRS held our 85% equity interest in an unconsolidated operating company, which we did not control, and provided an organizational structure that allowed the TRS to engage in a broad range of activities and share in revenues that would otherwise be non-qualifying income under the REIT gross income tests. The TRS is subject to state and federal income taxes. Our RIDEA arrangement ended on September 30, 2016, upon mutual agreement for NHI and Bickford to convert the buildings in the RIDEA to a traditional triple-net lease structure.

Mortgage loans. We have first mortgage loans with maturities of at least 5 years from inception, with varying amortization schedules from interest-only to fully-amortizing. Most of the loans are at a fixed interest rate; however, some interest rates increase based on a fixed schedule. In most cases, the owner of the facility is committed to make minimum annual capital expenditures for the purpose of maintaining or upgrading their respective facility. Additionally, most of our loans are collateralized by first mortgage liens and corporate or personal guarantees. Currently, our first mortgage loans carry interest rates which range from 6.75% to 9%.

We have made mortgage loans to borrowers secured by a second deed-of-trust where there is a process in place for the borrower to obtain long-term financing, primarily with a U.S. government agency, and where the historical financial performance of the underlying facility meets our loan underwriting criteria.

Mezzanine loans. Frequently in situations calling for temporary financing or when our borrowers’ in-place lending arrangements prohibit the extension of first mortgage security, we typically accept a second mortgage position or extend credit based on corporate and/or personal guarantees. These mezzanine loans often combine with an NHI purchase option covering the subject property. Our mezzanine loans currently carry an interest rate of 10%.

Construction loans. From time to time, we also provide construction loans that convert to mortgage loans upon the completion of the construction of the subject facility. We may also obtain a purchase option to acquire the facility at a future date and lease the facility back to the operator. During the term of the construction loan, funds are usually advanced pursuant to draw requests made by the borrower in accordance with the terms and conditions of the loan. Interest is typically assessed on these loans at rates equivalent to the eventual mortgage rate upon conversion. In addition to the security of the lien against the property, we will generally require additional security and collateral in the form of either payment and performance completion bonds or completion guarantees by the borrower’s parent, affiliates of the borrower or one or more of the individuals who control the borrower. We currently have construction loans bearing interest ranging from 6.75% to 9%.

Other notes receivable. We have provided a revolving credit facility to a borrower whose business is to provide bridge loans to owner-operators who are qualifying for long-term HUD financing secured by real estate. Our interest rate on the credit facility is 10%. We have provided loans to borrowers involved in the skilled nursing and senior housing industries who have pledged personal and business guarantees as security for the loans. The interest rates on these loans typically range from 8.25% to 10%.

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

Competition and Market Conditions

We compete primarily with other REITs, private equity funds, banks and insurance companies in the acquisition, leasing and financing of health care real estate.

Operators of our facilities compete on a local and regional basis with operators of facilities that provide comparable services. Operators compete for residents and/or patients and staff based on quality of care, reputation, physical appearance of facilities, services offered, family preference, physicians, staff and price. Competition is with other operators as well as companies managing multiple facilities, some of which are substantially larger and have greater resources than the operators of our facilities. Some of these facilities are operated for profit, while others are owned by governmental agencies or tax exempt not-for-profit entities.

The SNFs which either secure our mortgage loans or we lease to third-party operators receive the majority of their revenues from Medicare, Medicaid and other government payors. From time to time, these facilities have experienced revenue reductions brought about by the enactment of legislation to reduce government costs. In particular, the establishment of a Medicare Prospective Payment System (“PPS”) for SNF services, to replace the cost-based reimbursement system, significantly reduced Medicare reimbursement to SNF providers. While Congress subsequently took steps to mitigate the impact of PPS on SNFs, other federal legislative policies have been adopted and continue to be proposed that would reduce the growth rate of Medicare and/or Medicaid payments to SNFs. Effective October 1, 2019, a Patient Driven Payment Model (PDPM) was adopted as a case-mix system for classifying patient information payment groups under PPS. State Medicaid funding is not expected to keep pace with inflation according to industry studies. Any changes in government reimbursement methodology that reduce reimbursement to levels that are insufficient to cover the operating costs of our lessees and borrowers could indirectly and adversely impact us.

Our senior housing properties generally rely on private-pay residents who may be negatively impacted in an economic downturn. For example, a resident may intend to sell his or her house in order to afford the cost of residing in an ILF or ALF. In addition, the success of these properties is often impacted by the existence of comparable, competing facilities in a local market.

Operator Diversification

For the year ended December 31, 2018, approximately 25% of our portfolio revenue was from publicly-owned operators, 56% was from regional operators, 17% from privately owned national chains which are privately owned and 2% was from smaller operators. We consider the creditworthiness of the operator to be an important factor in underwriting the lease or loan investment, and we generally have the right to approve any changes in operators.

For the year ended December 31, 2018, tenants which provided more than 3% of our total revenues were (in alphabetical order): Bickford Senior Living; Chancellor Health Care; The Ensign Group; Health Services Management; Holiday Retirement; National HealthCare Corporation; and Senior Living Communities. We will make reference to the parent company whenever we describe our business with these tenants, their subsidiaries and/or affiliates.

Major Customers

We have four operators, Holiday Retirement (“Holiday”), Senior Living Communities, LLC (“Senior Living”), National HealthCare Corporation (“NHC”) and Bickford, from whom we individually derive at least 10% of our total revenues, and 62% collectively.

Holiday

As of December 31, 2018, we leased 25 independent living facilities to an affiliate of Holiday. The 17-year master lease began in December 2013 and provided for a minimum escalator of 3.5% after 2017. Of our total revenues, $43,311,000 (15%), $43,817,000 (16%) and $43,817,000 (18%) were derived from Holiday for the years ended December 31, 2018, 2017 and 2016, respectively, including $5,616,000, $7,397,000 and $8,965,000 in straight-line rent, respectively. Our tenant operates the facilities pursuant to a management agreement with a Holiday-affiliated manager.

On November 5, 2018, we executed an Amendment to Master Lease and Termination of Guaranty with Holiday that significantly altered the master lease and extended its maturity to December 31, 2035. Apart from certain credit enhancements provided by our tenant, we agreed to decrease the annual rent under the existing master lease from approximately $39,000,000 scheduled in 2019 to $31,500,000 for the 25 facilities under the lease effective January 1, 2019. Annual lease escalators will go into effect on November 1, 2020 with a floor of 2% and a ceiling of 3%, such lease being secured by one-half of the original cash deposit of $21,275,000, with the other half of the deposit, or $10,637,000, being released to NHI. Further modifications of the existing master lease with NHI called for cash or a combination of cash and real estate equaling $55,125,000, at NHI’s option in 2019, for total consideration of $65,762,000. Accordingly, on January 31, 2019, we acquired a facility from Holiday in Vero Beach, Florida at a cost of

$38,000,000 with a first year lease amount of $2,550,000 plus annual escalators as described above. Holiday settled the remaining payable to NHI with cash of $17,125,000 at closing.

Senior Living Communities

As of December 31, 2018, we leased nine retirement communities to Senior Living Communities (“Senior Living”) totaling 1,970 units under a 15-year master lease which began in December 2014, contains two 5-year renewal options and provides for an annual escalator of 4% in 2018 and 3% thereafter.

Of our total revenues, $45,868,000 (16%), $45,735,000 (16%) and $40,332,000 (16%) were derived from the Senior Living lease for the years ending December 31, 2018, 2017 and 2016, respectively, including $5,436,000, $6,984,000 and $7,369,000, respectively, in straight-line rent.

In December 2014, we provided a $15,000,000 revolving line of credit to Senior Living, the maturity of which mirrors the term of the master lease, but subject to reduction to $5,000,000 in 2019 and going forward. Borrowings are used primarily to finance construction projects within the Senior Living portfolio, including building additional units. Amounts outstanding under the facility, $1,900,000 at December 31, 2018, bear interest at an annual rate equal to the 10-year U.S. Treasury rate, 2.69% at December 31, 2018, plus 6%.

In March 2016, we extended two mezzanine loans of up to $12,000,000 and $2,000,000, respectively, to affiliates of Senior Living, to partially fund construction of a 186-unit senior living campus on Daniel Island in South Carolina. The loans bear interest payable monthly at a 10% annual rate and mature in March 2021. The loans were fully drawn as of December 31, 2018, and provide NHI with a purchase option on the campus upon its meeting certain operational metrics. The option is to remain open during the term of the loans, plus any extensions.

NHC

We lease 42 facilities to NHC comprised of 3 independent living facilities and 39 skilled nursing facilities (4 of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC). These facilities are leased to NHC under the terms of an amended Master Lease Agreement dated October 17, 1991 (the “1991 lease”) which includes our 35 remaining legacy properties and a Master Lease Agreement dated August 30, 2013 (the “2013 lease”) which includes 7 skilled nursing facilities acquired from a third party. Under the terms of the 1991 lease, base annual rental of $30,750,000 escalates by 4% of the increase, if any, in each facility’s revenue over a 2007 base year. Similarly, the 2013 lease provides for base annual rental of $3,450,000 plus percentage rent equal to 4% of the increase, if any, in each facility’s annual patient housing revenue over a 2014 base year. The NHC escalator is contingent upon future facility revenue increases and therefore does not give rise to straight-line revenues.

Of our total revenues, $37,843,000 (13%), $37,467,000 (13%) and $37,626,000 (15%) in 2018, 2017 and 2016, respectively, were derived from NHC.

NHC owned 1,630,462 shares of our common stock at December 31, 2018. The chairman of our board of directors is also a director on NHC’s board.

Bickford

As of December 31, 2018 our Bickford lease portfolio is structured as follows (in thousands):

	June 2023	September 2024	September 2027	May 2031	April 2033	Total
Number of Properties	13	10	4	20	5	52
2018 Annual Contractual Rent	$11,133	$9,264	$1,515	$19,988	$3,165	$45,065
Straight Line Rent Adjustment	588	(260)	221	3,865	614	5,028
Total Revenues	$11,721	$9,004	$1,736	$23,853	$3,779	$50,093

On April 30, 2018, we acquired an assisted living/memory-care portfolio in Ohio and Pennsylvania totaling 320 units and comprising five facilities, one of which is subject to a ground lease with remaining term, including extensions, of 50 years. The purchase price was $69,750,000, inclusive of $500,000 in closing costs and $1,750,000 in specified capital improvements, which will be added to the lease base upon funding. We included this portfolio in a separate master lease with Bickford which provides for a lease rate of 6.85%, with annual fixed escalators over a term of 15 years plus renewal options, subject to a fair market value rent reset feature available to NHI between years three and five.

Of our total revenues, $50,093,000 (17%), $41,606,000 (15%) and $30,732,000 (12%) were recognized as rental income from Bickford for the years ended December 31, 2018, 2017 and 2016, including $5,028,000, $5,102,000, and $858,000 in straight-line rent income, respectively.

At December 31, 2018, our ALF construction loans to Bickford are summarized as follows:

Commencement	Rate	Maturity	Commitment	Drawn	Location
July 2016	9%	5 years	$14,000,000	$(13,047,000)	Illinois
January 2017	9%	5 years	14,000,000	(11,931,000)	Michigan
January 2018	9%	5 years	14,000,000	(4,515,000)	Virginia
July 2018	9%	5 years	14,700,000	(2,978,000)	Michigan
			$56,700,000	$(32,471,000)

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

Commitments and Contingencies

The following tables summarize information as of December 31, 2018 related to our outstanding commitments and contingencies which are more fully described in the notes to the consolidated financial statements, included herein.

	Asset Class	Type	Total	Funded	Remaining
Loan Commitments:
LCS Sagewood Note A	SHO	Construction	$118,800,000	$(76,653,000)	$42,147,000
LCS Sagewood Note B	SHO	Construction	61,200,000	(10,165,000)	51,035,000
LCS Timber Ridge Note A	SHO	Construction	60,000,000	(58,158,000)	1,842,000
Bickford Senior Living	SHO	Construction	56,700,000	(32,471,000)	24,229,000
Senior Living Communities	SHO	Revolving Credit	15,000,000	(1,900,000)	13,100,000
			$311,700,000	$(179,347,000)	$132,353,000

	Asset Class	Type	Total	Funded	Remaining
Development Commitments:
Ignite Medical Resorts	SNF	Construction	25,350,000	(4,674,000)	20,676,000
Woodland Village	SHO	Renovation	7,450,000	(6,867,000)	583,000
Senior Living Communities	SHO	Renovation	6,830,000	(4,772,000)	2,058,000
Bickford Senior Living	SHO	Renovation	1,750,000	(1,597,000)	153,000
Navion Senior Solutions	SHO	Construction	650,000	—	650,000
Discovery Senior Living	SHO	Renovation	500,000	(289,000)	211,000
			$42,530,000	$(18,199,000)	$24,331,000

	Asset Class	Type	Total	Funded	Remaining
Contingencies:
Bickford Senior Living	SHO	Lease Inducement	$10,000,000	$(7,500,000)	$2,500,000
Bickford Senior Living	SHO	Incentive Loan Draws	8,000,000	(250,000)	7,750,000
Navion Senior Solutions	SHO	Lease Inducement	4,850,000	—	4,850,000
Ignite Medical Resorts	SNF	Lease Inducement	2,000,000	—	2,000,000
			$24,850,000	$(7,750,000)	$17,100,000

Sources of Revenues

General. Our revenues are derived primarily from rental income, mortgage and other note interest income and income from our other investments, substantially all of which were in marketable securities, including the common stock of other healthcare REITs. During 2018, rental income was $280,813,000 (95.3%), interest income from mortgages and other notes was $13,220,000 (4.6%) and other income was $579,000 (0.1%) of total revenue of $294,612,000, an increase of 5.7% over 2017. Our revenues depend on the operating success of our tenants and borrowers whose source and amount of revenues are determined by (i) the licensed beds or other capacity of the facility, (ii) their occupancy rate, (iii) the extent to which the services provided at each facility are utilized by the residents and patients, (iv) the mix of private pay, Medicare and Medicaid patients, and (v) the rates paid by private payors and by the Medicare and Medicaid programs.

Government Regulation

Medicare and Medicaid. A significant portion of the revenue of our SNF lessees and borrowers is derived from government funded reimbursement programs, such as Medicare and Medicaid. Reimbursement under these programs is subject to periodic payment review and other audits by federal and state authorities. Medicare is uniform nationwide and reimburses skilled nursing facilities under PPS which is based on a predetermined, fixed amount. PPS is an acuity based classification system that uses nursing and therapy indexes adjusted by geographical wage indexes to calculate per diem rates for each Medicare patient. Payment rates are updated annually and are generally adjusted each October when the federal fiscal year begins. The current acuity classification system is named Resource Utilization Groups IV (“RUGs IV”) and was effective October 1, 2010. Federal legislative policies have been adopted and continue to be proposed that would provide small increases in annual Medicare payments to skilled nursing facilities. For example, the Centers for Medicare and Medicaid Services (“CMS”) announced the Skilled Nursing Facilities – PPS final rule for fiscal year 2019 which increased Medicare payments to SNF operators by only 2.4% beginning October 1, 2018.

Most notably, the new Patient Driven Payment Model (“PDPM”), which will replace the existing RUGs IV model beginning in FY 2020 (effective October 1, 2019), focuses on a resident’s clinical condition and care needs, rather than the volume of care provided.  PDPM is characterized as a value-based, unified post-acute care payment system that prioritizes the unique care needs of patients and reduces the administrative burden associated with the system. PDPM is a case-mix classifications system for classifying SNF patients in a Medicare Part A covered stay into payment groups under the SNF PPS.

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

Investment Policies

Our investment objectives are (i) to provide consistent and growing current income for distribution to our stockholders through investments primarily in health care related facilities or in the operations thereof through independent third-party management, (ii) to provide the opportunity to realize capital growth resulting from appreciation, if any, in the residual value of our portfolio properties, and (iii) to preserve and protect stockholders’ capital through a balance of diversity, flexibility and liquidity. There can be no assurance that these objectives will be realized. Our investment policies include making investments in real estate, mortgage and other notes receivable, marketable securities (including the common stock of other REITs) and joint ventures structured to comply with the provisions of RIDEA.

During 2018, we made commitments to fund new investments in real estate and loans totaling approximately $364,344,000. In making new investments, we consider such factors as (i) the geographic area and type of property, (ii) the location, construction quality, condition and design of the property, (iii) the current and anticipated cash flow and its adequacy to meet operational needs, and lease or mortgage obligations to provide a competitive income return to our investors, (iv) the growth, tax and regulatory environments of the communities in which the properties are located, (v) occupancy and demand for similar facilities in the same or nearby communities, (vi) the quality, experience and creditworthiness of the management operating the facilities located on the property and (vii) the mix of private and government-sponsored residents. There can be no assurances that investments meeting our standards regarding these attributes will be found or closed.

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

Future investments in healthcare related facilities may utilize borrowed funds or issuance of equity when it is advisable in the opinion of the Board of Directors. We may negotiate lines of credit or arrange for other short or long-term borrowings from lenders. We may arrange for long-term borrowings from institutional investors or through public offerings. We have previously invested, and may in the future invest, in properties subject to existing loans or secured by mortgages, deeds of trust or similar liens with favorable terms or in mortgage investment pools.

Executive Officers of the Company

The table below sets forth the name, position and age of each of our executive officers. Each executive officer is appointed by the Board of Directors, serves at its pleasure and holds office for a term of one year. There is no “family relationship” among any of the named executive officers or with any director. All information is given as of February 15, 2019:

Name	Position	Age
Eric Mendelsohn	President and Chief Executive Officer	57
Roger R. Hopkins	Chief Accounting Officer	57
Kristin S. Gaines	Chief Credit Officer	47
Kevin Pascoe	Chief Investment Officer	38
John Spaid	Executive Vice President Finance	59

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

Roger R. Hopkins joined the former management advisor of NHI in July 2006 and was named Chief Accounting Officer for NHI in December 2006. With over 35 years of combined financial experience in public accounting and the real estate industry, he positioned companies to access public and private capital markets for equity and debt. Mr. Hopkins is responsible for the development of financial and tax strategies, reporting metrics, supplemental data reports and NHI’s internal control system. He has accounted for significant acquisitions and financings by NHI, including the successful executions of convertible debt and follow-on equity offerings, private debt placements and bank financing arrangements. Mr. Hopkins was an Audit Partner in the Nashville office of Rodefer Moss & Co, a regional accounting firm with eight offices in Tennessee, Indiana and Kentucky, where he brought extensive experience in SEC filing requirements and compliance issues. He was previously a Senior Manager in the Nashville office of Deloitte. Mr. Hopkins received his Bachelor of Science in Accounting from Tennessee Technological University in 1982 and is a CPA licensed in Tennessee.

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

We also maintain the following documents on our web site:

▪	The NHI Code of Business Conduct and Ethics which has been adopted for all employees, officers and directors of the Company.

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

The Annual Stockholders’ meeting will be held at 12:00 p.m. local time on Friday, May 3, 2019 at Embassy Suites, 1200 Conference Center Boulevard, Murfreesboro, TN.

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

Although our lease agreements provide us the right to evict a tenant/operator and demand immediate payment of rent and exercise other remedies, and our mortgage loans provide us the right to terminate any funding obligations, demand immediate repayment of principal and unpaid interest, foreclose on the collateral and exercise other remedies, the bankruptcy laws afford certain rights to a party that has filed for bankruptcy or reorganization. A tenant or borrower in bankruptcy may be able to limit or delay our ability to collect unpaid rent in the case of a lease or to receive unpaid principal and/or interest in the case of a mortgage loan and to exercise other rights and remedies. For example, a lessee may reject its lease with us in a bankruptcy proceeding. In such a case, our claim against the lessee for unpaid and future rents would be limited by the statutory cap of the U.S. Bankruptcy Code. This statutory cap could be substantially less than the remaining rent owed under the lease, and any claim we have for unpaid rent might not be paid in full. In addition, a lessee may assert in a bankruptcy proceeding that its lease should be re-characterized as a financing agreement. If such a claim is successful, our rights and remedies as a lender, compared to a landlord, are generally more limited. We may be required to fund certain expenses (e.g. real estate taxes, maintenance and capital improvements) to preserve the value of a property, avoid the imposition of liens on a property and/or transition a property to a new tenant or borrower. In some instances, we have terminated our lease with a tenant and leased the facility to another tenant. In some of those situations, we provided working capital loans to, and limited indemnification of, the new tenant. If we cannot transition a leased facility to a new tenant, we may take possession of that property, which may expose us to certain successor liabilities. Should such events occur, our revenue and operating cash flow may be adversely affected.

Certain tenants in our portfolio account for a significant percentage of the rent we expect to generate from our portfolio, and the failure of any of these tenants to meet their obligations to us could materially and adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

The successful performance of our real estate investments is materially dependent on the financial stability of our tenants/operators. As of December 31, 2018, approximately 62% of our total revenue is generated by Holiday (15%), Senior Living (16%), Bickford (17%), and NHC (13%). Payment defaults or declines in the operating performance by these or other tenants/operators could materially and adversely affect our business, financial condition and results of operations and our ability to pay expected dividends to our stockholders. In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. Further, we may not be able to re-lease the property for the rent previously received, or at all, or that lease terminations will not cause us to sell the property at a loss. The result of any of the foregoing risks could materially and adversely affect our business, financial conditions and results of operations and our ability to make distributions to our stockholders.

We are exposed to the risk that the illiquidity of real estate investments could impede our ability to respond to adverse changes in the performance of our properties.

Real estate investments are relatively illiquid and, therefore, our ability to quickly sell or exchange any of our properties in response to changes in economic and other conditions may be limited. All of our properties are "special purpose" properties that cannot be readily converted to general residential, retail or office use. Facilities that participate in Medicare or Medicaid must meet extensive program requirements, including physical plant and operational requirements. Transfers of operations of facilities are subject to regulatory approvals not required for transfers of other types of real estate. Thus, if the operation of any of our properties becomes unprofitable due to competition, age of improvements or other factors such that our lessee or borrower becomes unable to meet its obligations on the lease or mortgage loan, the liquidation value of the property may be less than the net book value or the amount owed on any related mortgage loan, because the property may not be readily adaptable to other uses. The sale of the property or the replacement of an operator that has defaulted on its lease or loan could also be delayed by the approval process of any federal, state or local agency necessary for the transfer of the property or the replacement of the operator with a new operator licensed to manage the facility. No assurances can be given that we will recognize full value for any property that we are required to sell for liquidity reasons. Should such events occur, our results of operations and cash flows could be adversely affected.

We are exposed to risks related to governmental regulations and payors, principally Medicare and Medicaid, and the effect that lower reimbursement rates would have on our tenants’ and borrowers’ business.

Our tenants’ and borrowers’ businesses are affected by government reimbursement and the rates paid by private pay sources. To the extent that any of our facilities receive a significant portion of their revenues from governmental payors, primarily Medicare and Medicaid, such revenues may be subject to statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set-offs, administrative rulings, policy interpretations, payment or other delays by fiscal intermediaries, government funding restrictions (at a program level or with respect to specific facilities) and interruption or delays in payments due to any ongoing governmental investigations and audits at such facilities. In recent years, governmental payors have frozen or reduced payments to health care providers due to budgetary pressures. Such reductions in Medicare reimbursement will have an adverse effect on the financial operations of our borrowers and lessees who operate SNFs. Changes in health care reimbursement will likely continue to be of paramount importance to federal and state programs. The President and members of the U.S. Congress may approve or propose various spending cuts and tax reform initiatives that could result in changes (including substantial reductions in funding) to Medicare, Medicaid or Medicare Advantage Plans. In addition, a number of states are currently managing budget deficits, which may put pressure on states to decrease reimbursement rates for our tenants and operators with a goal of decreasing state expenditures under their state Medicaid programs. We cannot make any assessment as to the ultimate timing or effect any future legislative reforms may have on the financial condition of the health care industry. There can be no assurance that adequate reimbursement levels will continue to be available for services provided by any facility operator, whether the facility receives reimbursement from Medicare, Medicaid or private pay sources. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on an operator’s liquidity, financial condition and results of operations, which could adversely affect the ability of an operator to meet its obligations to us. In addition, the replacement of an operator that has defaulted on its lease or loan could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the facility or the replacement of the operator licensed to manage the facility.

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

Under various federal and state laws, owners or operators of real property may be required to respond to the release of hazardous substances on the property and may be held liable for property damage, personal injuries or penalties that result from environmental contamination. These laws also expose us to the possibility that we may become liable to reimburse the government for damages and costs it incurs in connection with the contamination. Generally, such liability attaches to a person based on the person’s relationship to the property. Our tenants or borrowers are primarily responsible for the condition of the property they occupy. Moreover, we review environmental site assessment of the properties that we purchase or encumber prior to taking an interest in them. Those assessments are designed to meet the “all appropriate inquiry” standard, which qualifies us for the innocent purchaser defense if environmental liabilities arise. Based upon such assessments, we do not believe that any of our properties are subject to material environmental contamination. However, environmental liabilities, including mold, may be present in our properties and we may incur costs to remediate contamination, which could have a material adverse effect on our business or financial condition.

We are exposed to the risk that we may not be fully indemnified by our lessees and borrowers against future litigation.

Our leases and notes require that the tenant/borrowers name us as an additional insured party on their insurance policies covering professional liability or personal injury claims. These instruments also require the tenant/borrower to indemnify and hold us harmless for all claims arising out of or incidental to the occupancy and use of each facility. We cannot give any assurance that these protective measures will completely eliminate any risk to us related to future litigation, the costs of which could have a material adverse impact on us.

We depend on the success of our future acquisitions and investments.

We are exposed to the risk that our future acquisitions may not prove to be successful. We could encounter unanticipated difficulties and expenditures relating to any acquired properties, including contingent liabilities, and newly acquired properties might require significant attention of NHI’s management that would otherwise be devoted to our existing business. If we agree to provide construction funding to a borrower and the project is not completed, we may need to take steps to ensure completion of the project. Moreover, if we issue equity securities or incur additional debt, or both, to finance future acquisitions, it may reduce our per share financial results.

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

We operate with a policy of incurring debt when, in the opinion of our Board of Directors, it is advisable. Currently, we believe that our current liquidity, availability under our unsecured credit facility, and our capacity to service additional debt will enable us to meet our obligations, including dividends, and continue to make investments in healthcare real estate. While we currently have a low debt ratio, in the future, we may increase our borrowings. We may incur additional debt by borrowing under our unsecured credit facility, mortgaging properties we own and/or issuing debt securities in a public offering or in a private transaction. We believe we will be able to raise additional debt and equity capital at reasonable costs to refinance our existing indebtedness at or prior to its maturity. Our ability to raise reasonably priced capital is not guaranteed; we may be unable to raise reasonably priced capital because of reasons related to our business or for reasons beyond our control, such as market conditions. If our access to capital becomes limited, it could have an impact on our ability to refinance our debt obligations, fund dividend payments, acquire properties and fund acquisition activities.

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

Our common stock, like other dividend stocks, is sensitive to changes in market interest rates. In response to changing interest rates the market price of our common stock may adjust like a long-term fixed-income security and, compared to shorter-term instruments, may have more volatility. A wide variety of market factors can cause interest rates to rise, including central bank monetary policy, an uptick in inflation and changes in general economic conditions. The risks associated with increasing rates are intensified given that interest rates have increased from historic lows and are expected to increase in the future, with unpredictable effects on capital markets and on the price of our common stock. Consequential effects of a general rise in interest rates may hamper our access to capital markets, affect the liquidity of our underlying investments in real estate, and, by extension, limit management’s effective range of responses to changing tenant circumstances or in answer to investment opportunities. Limited operational alternatives may further hinder our ability to maintain or increase our dividend, and the market price of our common stock may decline as the result.

We depend on revenues derived mainly from fixed rate investments in real estate assets, while a portion of our debt used to finance those investments bears interest at variable rates.

Our business model assumes that we can earn a spread between the returns earned from our investments in real estate as compared to our cost of debt and/or equity capital. Current interest rates on our debt are at low levels, and, as a result, the spread and our profitability on our investments have been at high levels. We are exposed to interest rate risk in the potential for a narrowing of our spread and profitability if interest rates increase in the future. Certain of our debt obligations are floating rate obligations with interest rates that vary with the movement of LIBOR or other indexes. Our revenues are derived mainly from fixed rate investments in real estate assets. Although our leases generally contain escalating rent clauses that provide a partial hedge against interest rate fluctuations, if interest rates rise, our interest costs for our existing floating rate debt and any new debt we incur would also increase. This increasing cost of debt could reduce our profitability by increasing the cost of financing our existing portfolio and our investment activity. Rising interest rates could limit our ability to refinance existing debt upon maturity or cause us to pay higher rates upon refinancing. We manage a portion of our exposure to interest rate risk by accessing debt with staggered maturities and through the use of derivative instruments, such as interest rate swap agreements with major financial institutions. Increased interest rates may also negatively affect the market price of our common stock and increase the cost of new equity capital.

We are exposed to the risk that our assets may be subject to impairment charges.

We regularly evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, operator performance and legal structure. If we determine that a significant impairment has occurred, we would be required to make an adjustment to the net carrying value of the asset, which could have a material adverse effect on our reported results of operations in the period in which the impairment charge occurs.

We depend on the ability to continue to qualify for taxation as a Real Estate Investment Trust.

We intend to operate as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) and believe we have and will continue to operate in such a manner. Since REIT qualification requires us to meet a number of complex requirements, it is possible that we may fail to fulfill them. If we fail to qualify as a REIT:

•	we will not be allowed a deduction for distributions to stockholders in computing our taxable income;

•	we will be subject to corporate-level income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates;

•
we could be subject to increased state and local income taxes; and • unless we are entitled to relief under relevant statutory provisions, we will be disqualified from taxation as a REIT for the four taxable years following the year during which we fail to qualify as a REIT.

Because of all these factors, our failure to qualify as a REIT could also impair our ability to expand our business and could materially adversely affect the value of our common stock. The present federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the federal income tax treatment of an investment in us. The federal income tax rules dealing with REITs constantly are under review by persons involved in the legislative process, the U.S. Internal Revenue Service (the “IRS”) and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. Revisions in federal tax laws and interpretations thereof could affect or cause us to change our investments and commitments and affect the tax considerations of an investment in us.

Complying with REIT requirements may cause us to forego otherwise attractive acquisition opportunities or liquidate otherwise attractive investments, which could materially hinder our performance.

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy certain tests, including tests concerning the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. To meet these tests, we may be required to forego investments or acquisitions we might otherwise make. Thus, compliance with the REIT requirements may materially hinder our performance.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES OWNED OR ASSOCIATED WITH MORTGAGE LOAN INVESTMENTS AS OF DECEMBER 31, 2018

PROPERTIES OWNED
Location	SHO	SNF	HOSP & MOB	Investment
Alabama	1	2	—	$17,260,000
Arkansas	2	—	—	49,789,000
Arizona	4	1	—	22,835,000
California	9	—	1	183,723,000
Connecticut	3	—	—	132,494,000
Florida	7	10	1	212,506,000
Georgia	5	—	—	112,753,000
Iowa	10	—	—	63,593,000
Idaho	4	—	—	29,373,000
Illinois	14	—	—	206,545,000
Indiana	8	—	—	74,311,000
Kansas	2	—	—	42,072,000
Kentucky	—	1	1	20,746,000
Louisiana	5	—	—	39,569,000
Massachusetts	—	4	—	13,730,000
Maryland	1	—	—	9,472,000
Michigan	8	—	—	58,077,000
Minnesota	4	—	—	21,400,000
Missouri	1	5	—	27,757,000
North Carolina	6	—	—	133,643,000
Nebraska	4	—	—	34,277,000
New Hampshire	—	3	—	23,688,000
New Jersey	1	—	—	24,380,000
Ohio	8	—	—	130,537,000
Oklahoma	2	—	—	56,025,000
Oregon	8	3	—	134,571,000
Pennsylvania	1	—	—	16,237,000
South Carolina	7	4	—	338,780,000
Tennessee	6	16	1	99,925,000
Texas	2	21	1	322,390,000
Virginia	3	1	—	34,196,000
Washington	6	—	—	103,252,000
Wisconsin	1	1	—	25,988,000
	143	72	5	$2,815,894,000
Corporate Office				2,471,000
				$2,818,365,000

ASSOCIATED WITH MORTGAGE LOAN INVESTMENTS
Location	SHO	SNF	Investment
Arizona	1	—	$85,018,000
Florida	1	—	10,000,000
Illinois	1	—	13,047,000
Michigan	2	—	14,909,000
New Hampshire	1	—	9,928,000
Virginia	1	4	12,036,000
Washington	1	—	57,939,000
	8	4	$202,877,000

10-YEAR LEASE EXPIRATIONS

The following table provides additional information on our leases which are scheduled to expire based on the maturity date contained in the most recent lease agreement or extension. We expect that, prior to maturity, we will negotiate new terms of a lease to either the current tenant or another qualified operator.

				Annualized	Percentage of
	Leases	Rentable	Number	Gross Rent**	Annualized
Year	Expiring	Square Feet*	of Units/Beds	(in thousands)	Gross Rent
2019	—	—	—	$—	—%
2020	6	27,017	224	$3,082	1.2%
2021	2	—	344	2,044	0.8%
2022	4	—	156	4,249	1.7%
2023	15	—	852	14,139	5.7%
2024	10	—	674	7,232	2.9%
2025	6	61,500	521	6,707	2.7%
2026	32	—	4,624	32,714	13.1%
2027	10	—	717	8,267	3.3%
2028	12	—	1,170	7,615	3.0%
Thereafter	113	—	11,487	163,598	65.6%
					100.0%
*Rentable Square Feet represents total square footage in two MOB investments.
**Annualized Gross Rent refers to the amount of lease revenue that our portfolio would have generated in 2018 if all leases were in effect for the twelve-month calendar year, regardless of the commencement date, maturity date, or renewals. The table excludes leases that auto-renew.

ITEM 3. LEGAL PROCEEDINGS

On June 15, 2018, East Lake Capital Management LLC and certain related entities, including Regency, filed suit against NHI and NHI-REIT of Axel, LLC, in the District Court of Dallas County, Texas; 95th Judicial District for injunctive and declaratory relief and unspecified monetary damages, including attorney’s fees. The suit sought, among other things, to enjoin NHI from making certain references to East Lake in NHI’s public filings. In response to this lawsuit, related litigation, and other circumstances, we entered motions calling for the immediate appointment of a receiver and for pre-judgment possession, hearing, and bond.

Resulting from these claims and counterclaims, on December 6, 2018, the plaintiff parties entered into an agreement with NHI under Texas Rule of Civil Procedure 11, which rule ensures the enforceability of an agreement between lawyers in a case when the agreement is in writing and filed in the papers of the court. The agreement provided that Regency vacate our facilities in Indiana and North Carolina on December 7, 2018 and in Tennessee on December 14, 2018. Further, Regency agreed to provide minimal levels of cooperation in transitioning the facilities.

The original libel action of the East Lake affiliated entities survives the Rule 11 agreement and is set to continue in January 2019. NHI is not precluded from further action in damages under terms of the lease.

Our facilities are subject to claims and suits in the ordinary course of business. Our lessees and borrowers have indemnified, and are obligated to continue to indemnify us, against all liabilities arising from the operation of the facilities, and are further obligated to indemnify us against environmental or title problems affecting the real estate underlying such facilities. While there may be lawsuits pending against certain of the owners and/or lessees of the facilities, management believes that the ultimate resolution of all such pending proceedings will have no material effect on our financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s charter contains certain provisions which are designed to ensure that the Company’s status as a REIT is protected for federal income tax purposes. One of the provisions ensures that any transfer (of shares) which would cause NHI to be beneficially owned by fewer than 100 persons or would cause NHI to be “closely-held” under the Internal Revenue Code would be void which, subject to certain exceptions, result in no stockholder being allowed to own, either directly or indirectly pursuant to certain tax attribution rules, more than 9.9% of the Company’s common stock with the exception of prior agreements in 1991 which were confirmed in writing in 2008 with the Company’s founders Dr. Carl E. Adams and Jennie Mae Adams and their lineal descendants. Based on these agreement, the ownership limit for all other stockholders is approximately 7.5%. If a stockholder’s stock ownership exceeds the limit, then such shares over the limit become Excess Stock within the meaning in the Company’s charter whose rights to vote and receive dividends in certain situations. Our charter gives our Board of Directors broad powers to prohibit and rescind any attempted transfer in violation of the ownership limits.  In addition, W. Andrew Adams’ Excess Holder Agreement also provides that he will not own shares of stock in any tenant of the Company if such ownership would cause the Company to constructively own more than a 9.9% interest in such tenant.  The purpose of these provisions is to protect the Company’s status as a REIT for tax purposes.

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

Our common stock is traded on the New York Stock Exchange under the symbol “NHI”. As of February 15, 2019, there were 712 holders of record of shares and 45,618 beneficial owners of shares.

We currently maintain two equity compensation plans: the 2005 Stock Option, Restricted Stock and Stock Appreciation Rights Plan (the “2005 Plan”) and the 2012 Stock Incentive Plan (the “2012 Plan”). These plans, as amended, have been approved by our stockholders. The following table provides information as of December 31, 2018 about our common stock that may be issued upon the exercise of options under our existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved
by security holders	920,346	$69.24	921,669[1]
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

	2013	2014	2015	2016	2017	2018
NHI	$100.00	$130.79	$119.77	$153.57	$166.03	$177.84
MSCI	$100.00	$130.38	$133.67	$145.16	$152.52	$145.55
S&P 500	$100.00	$113.69	$115.26	$129.05	$157.22	$150.33

ITEM 6. SELECTED FINANCIAL DATA.

The following table represents our financial information for the five years ended December 31, 2018. This financial information has been derived from our historical financial statements including those for the most recent three years included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with those consolidated financial statements, accompanying footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

(in thousands, except share and per share amounts)
	Years Ended December 31,
STATEMENT OF INCOME DATA:	2018	2017	2016	2015	2014
Revenues	$294,612	$278,659	$248,460	$228,948	$177,469

Income from continuing operations	$154,333	$159,365	$152,716	$150,314	$103,052

Net income	$154,333	$159,365	$152,716	$150,314	$103,052
Net income attributable to noncontrolling interest	—	—	(1,176)	(1,452)	(1,443)
Net income attributable to common stockholders	$154,333	$159,365	$151,540	$148,862	$101,609

PER SHARE DATA:
Basic earnings per common share:
Net income attributable to common stockholders	$3.68	$3.90	$3.88	$3.96	$3.04

Diluted earnings per common share:
Net income attributable to common stockholders	$3.67	$3.87	$3.87	$3.95	$3.04

OTHER DATA:
Common shares outstanding, end of year	42,700,411	41,532,154	39,847,860	38,396,727	37,485,902
Weighted average common shares:
Basic	41,943,873	40,894,219	39,013,412	37,604,594	33,375,966
Diluted	42,091,731	41,151,453	39,155,380	37,644,171	33,416,014

Regular dividends declared per common share	$4.00	$3.80	$3.60	$3.40	$3.08

BALANCE SHEET DATA: (at year end)
Real estate properties, net	$2,366,882	$2,285,701	$2,159,774	$1,836,807	$1,776,549
Mortgages and other notes receivable, net	$246,111	$141,486	$133,493	$133,714	$63,630
Investments in preferred stock and marketable securities	$—	$—	$—	$72,744	$53,635
Assets held for sale, net	$—	$—	$—	$1,346	$—
Total assets	$2,750,570	$2,545,821	$2,403,633	$2,133,218	$1,982,960
Debt	$1,281,675	$1,145,497	$1,115,981	$914,443	$862,726
Total liabilities	$1,360,857	$1,223,704	$1,194,043	$990,758	$933,027
Total equity	$1,389,713	$1,322,117	$1,209,590	$1,142,460	$1,049,933

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

Executive Overview

National Health Investors, Inc., established in 1991 as a Maryland corporation, is a self-managed REIT specializing in sale-leaseback, joint-venture, mortgage and mezzanine financing of need-driven and discretionary senior housing and medical investments. Our portfolio consists of lease, mortgage and other note investments in independent living facilities, assisted living facilities, entrance-fee communities, senior living campuses, skilled nursing facilities, specialty hospitals and medical office buildings. Other investments have included marketable securities and, until 2016, a joint venture structured to comply with the provisions of the REIT Investment Diversification Empowerment Act of 2007 (“RIDEA”) through which we invested in facility operations managed by an independent third-party. We have funded our real estate investments primarily through: (1) operating cash flow, (2) debt offerings, including bank lines of credit and term debt, both unsecured and secured, and (3) the sale of equity securities.

Portfolio

At December 31, 2018, we had investments in real estate, mortgage and other notes receivable involving 232 facilities located in 33 states. These investments involve 151 senior housing properties, 76 skilled nursing facilities, 3 hospitals, 2 medical office buildings and other notes receivable. These investments (excluding our corporate office of $2,471,000) consisted of properties with an original cost of $2,815,894,000, rented under triple-net leases to 30 lessees, and $246,111,000 aggregate carrying value of mortgage and other notes receivable due from 10 borrowers.

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

The following tables summarize our investments in real estate and mortgage and other notes receivable as of December 31, 2018 (dollars in thousands):

Real Estate Properties	Properties	Beds/Sq. Ft.*		Revenue	%	Investment
Senior Housing - Need-Driven
Assisted Living	93	4,618		$78,628	26.7%	$854,018
Senior Living Campus	10	1,323		16,372	5.6%	161,611
Total Senior Housing - Need-Driven	103	5,941		95,000	32.3%	1,015,629
Senior Housing - Discretionary
Independent Living	30	3,412		48,683	16.6%	553,727
Entrance-Fee Communities	10	2,363		50,869	17.3%	603,234
Total Senior Housing - Discretionary	40	5,775		99,552	33.9%	1,156,961
Total Senior Housing	143	11,716		194,552	66.2%	2,172,590
Medical Facilities
Skilled Nursing Facilities	72	9,342		77,603	26.4%	576,847
Hospitals	3	181		7,991	2.7%	55,971
Medical Office Buildings	2	88,517	*	667	0.2%	10,486
Total Medical Facilities	77			86,261	29.3%	643,304
Total Real Estate Properties	220			$280,813	95.5%	$2,815,894

Mortgage and Other Notes Receivable
Senior Housing - Need-Driven	6	376		$3,845	1.3%	$52,400
Senior Housing - Discretionary	2	967		4,592	1.6%	142,956
Medical Facilities	4	270		689	0.2%	7,521
Other Notes Receivable	—	—		4,094	1.4%	43,234
Total Mortgage and Other Notes Receivable	12	1,613		13,220	4.5%	246,111
Total Portfolio	232			$294,033	100.0%	$3,062,005

Portfolio Summary	Properties	Beds/Sq. Ft.*		Revenue	%	Investment
Real Estate Properties	220			$280,813	95.5%	$2,815,894
Mortgage and Other Notes Receivable	12			13,220	4.5%	246,111
Total Portfolio	232			$294,033	100.0%	$3,062,005

Summary of Facilities by Type
Senior Housing - Need-Driven
Assisted Living	99	4,994		$82,473	28.0%	$906,417
Senior Living Campus	10	1,323		16,372	5.6%	161,611
Total Senior Housing - Need-Driven	109	6,317		98,845	33.6%	1,068,028
Senior Housing - Discretionary
Entrance-Fee Communities	12	3,330		55,461	18.9%	746,190
Independent Living	30	3,412		48,683	16.6%	553,727
Total Senior Housing - Discretionary	42	6,742		104,144	35.5%	1,299,917
Total Senior Housing	151	13,059		202,989	69.1%	2,367,945
Medical Facilities
Skilled Nursing Facilities	76	9,612		78,292	26.6%	584,369
Hospitals	3	181		7,991	2.7%	55,971
Medical Office Buildings	2	88,517	*	667	0.2%	10,486
Total Medical Facilities	81			86,950	29.5%	650,826
Other Notes Receivable	—			4,094	1.4%	43,234
Total Portfolio	232			$294,033	100.0%	$3,062,005

Portfolio by Operator Type
Public	73			$72,625	24.7%	$531,456
National Chain (Privately-Owned)	29			50,467	17.2%	664,095
Regional	121			165,762	56.4%	1,799,858
Small	9			5,179	1.7%	66,596
Total Portfolio	232			$294,033	100.0%	$3,062,005

For the year ended December 31, 2018, our tenants who provided more than 3% of our total revenues were (parent company, in alphabetical order): Bickford Senior Living; Chancellor Health Care; The Ensign Group; Health Services Management; Holiday Retirement; National HealthCare Corporation; and Senior Living Communities.

As of December 31, 2018, our average effective annualized rental income was $8,421 per bed for SNFs, $17,105 per unit for ALFs, $13,883 per unit for ILFs, $21,573 per unit for EFCs, $44,150 per bed for hospitals, and $8 per square foot for MOBs.

Areas of Focus

We are evaluating and will likely make real estate and note investments in 2019 while we continue to monitor and improve our existing properties. We seek tenants who will become mission-oriented partners in relationships where our business goals are aligned. This approach aims to fuel steady, and thus, enduring growth for those partners and for NHI. Within the context of our growth model, we rely on a cost-effective access to debt and equity capital to finance acquisitions that will drive our earnings. There is significant competition for healthcare assets from other REITs, both public and private, and from private equity sources. Large-scale portfolios continue to command premium pricing, due to the continued abundance of private and foreign buyers seeking to invest in healthcare real estate. This combination of circumstances places a premium on our ability to execute acquisitions and negotiate leases that will generate meaningful earnings growth for our shareholders. We emphasize growth with our existing tenants and borrowers as a way to insulate us from other competition.

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

Following three 25 basis-point increases in 2017, the Federal Open Market Committee of the Federal Reserve announced four further increases during 2018. As inflation is expected to rise, officials have forecast a total of two increases in 2019. However, the actual path the federal funds rate takes will depend on the changing economic outlook as informed by incoming data. The anticipation of past and further increases in the federal funds rate in 2018 and beyond has been a primary source of much volatility in REIT equity markets. As a result, there will be pressure on the spread between our cost of capital and the returns we earn. We expect that pressure to be partially mitigated by market forces that would tend to result in higher capitalization rates for healthcare assets and higher lease rates indicative of historical levels. Our cost of capital has increased over the past year as we transition some of our short term revolving borrowings into debt instruments with longer maturities and fixed interest rates. Managing long-term risk involves trade-offs with the competing alternative goal of maximizing short-term profitability. Our intention is to strike an appropriate balance between these competing interests within the context of our investor profile. As interest rates rise, our share price may decline as investors adjust prices to reflect a dividend yield that is sufficiently in excess of a risk-free rate.

For the year ended December 31, 2018, approximately 27% of our revenue was derived from operators of our skilled nursing facilities that receive a significant portion of their revenue from governmental payors, primarily Medicare and Medicaid. Such revenues are subject annually to statutory and regulatory changes and in recent years have been reduced due to federal and state budgetary pressures. Over the past five years, we have selectively diversified our portfolio by directing a significant portion of our investments into properties which do not rely primarily on Medicare and Medicaid reimbursement, but rather on private pay sources (assisted living and memory care facilities, senior living campuses, independent living facilities and entrance-fee communities). We will occasionally acquire skilled nursing facilities in good physical condition with a proven operator and strong local market fundamentals, because diversification implies a periodic rebalancing, but our recent investment focus has been on acquiring need-driven and discretionary senior housing assets.

For individual tenant revenue as a percentage of total lease revenue, Bickford is our largest assisted living tenant, an affiliate of Holiday is our largest independent living tenant, NHC is our largest skilled nursing tenant and Senior Living Communities is our largest entrance-fee community tenant. Our shift toward private payor facilities, as well as our expansion into the discretionary senior housing market, has further resulted in a portfolio whose current composition is relatively balanced between medical facilities, need-driven and discretionary senior housing.

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

Our dividends per share for the last three years are as follows:

2018	2017	2016
$4.00	$3.80	$3.60

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

We calculate our fixed charge coverage ratio as approximately 6.0x for the year ended December 31, 2018 (see our discussion of Adjusted EBITDA and a reconciliation to our net income on page 52). Giving effect to our acquisitions and financings on an annualized basis, our consolidated net debt-to Adjusted EBITDA ratio is approximately 4.5x for the year ended December 31, 2018 (in thousands):

Consolidated Total Debt	$1,281,675
Less: cash and cash equivalents	(4,659)
Consolidated Net Debt	$1,277,016

Adjusted EBITDA	$280,190
Annualized impact of recent investments	2,175
	$282,365

Consolidated Net Debt to Adjusted EBITDA	4.5	x

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

Equipped with the basics of financial security, many will be economically able to enter the market for senior housing. These strong demographic trends provide the context for continued growth in senior housing in 2019 and the years ahead. We plan to fund any new real estate and mortgage investments during 2019 using our liquid assets and debt financing. As the weight of additional debt resulting from new acquisitions suggests the need to rebalance our capital structure, we would then expect to access the capital markets through an at-the-market (“ATM”) or other equity offering. Our disciplined investment strategy implemented through measured increments of debt and equity sets the stage for access to capital at the lowest possible rates, annual dividend growth, continued low leverage, a portfolio of diversified, high-quality assets, and business relationships with experienced operators whom we make our priority, continue to be the key drivers of our business plan.

Critical Accounting Policies

Estimates

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

The long-term health care industry has experienced significant professional liability claims which have resulted in an increase in the cost of insurance to cover potential claims. In previous years, these factors have combined to cause a number of bankruptcy filings, bankruptcy court rulings and court judgments affecting our lessees and borrowers. In prior years, we have determined that impairment of certain of our loan investments had occurred as a result of these events.

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

Revenue Recognition

We collect rent and interest from our tenants and borrowers. Generally, our policy is to recognize income on an accrual basis as earned. However, when we determine, based on current collections and the lack of expected future collections, that rent or interest is not probable of collection until received, our policy is to recognize rental or interest income when assured, which we consider to be the period in which cash is received or accrued on the basis of tenant security deposits available to us for the recognition of lease revenue in the period in which it was earned. We identify investments as nonperforming if a required payment is not received within 30 days of the date it is due. This policy could cause our revenues to vary significantly from period to period. Rental income from minimum lease payments under our leases is recognized on a straight-line basis to the extent that future lease payments are considered collectible. Lease payments that depend on a factor directly related to future use of the property, such as an increase in annual revenues over base year revenues, are considered to be contingent rentals and are included in rental income when they are determinable and earned.

REIT Qualification

As part of the process of preparing our consolidated financial statements, significant management judgment is required to evaluate our compliance with REIT requirements. Our determinations are based on interpretation of tax laws, and our conclusions may have an impact on the income tax expense recognized. We believe that we have operated our business so as to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will be able to so qualify at all times. Until September 30, 2016, we operated a taxable REIT subsidiary under a joint venture structured to comply with the provisions of the RIDEA through which we invested in facility operations managed by independent third-parties. On September 30, 2016, NHI and Bickford entered into a definitive agreement terminating the joint venture. In the past we recorded income tax expense or benefit with respect to the subsidiary which was taxed under provisions similar to those applicable to regular corporations. Aside from such income taxes that may have been applicable to the taxable income in our taxable REIT subsidiary, we are not subject to U.S. federal income tax, provided that we continue to qualify as a REIT and make distributions to stockholders equal to or in excess of our taxable income. This treatment substantially eliminates the “double taxation” (at the corporate and stockholder levels) that typically applies to corporate dividends. Our failure to continue to qualify under the applicable REIT qualification rules and regulations would cause us to owe state and federal income taxes and would have a material adverse impact on our financial position, results of operations and cash flows.

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

Our leases are typically structured as “triple net leases” on single-tenant properties having an initial leasehold term of 10 to 15 years with one or more 5-year renewal options. As such, there may be reporting periods in which we experience few, if any, lease renewals or expirations. During the year ended December 31, 2018, we did not have any renewing or expiring leases.

Most of our existing leases contain annual escalators in rent payments. For financial statement purposes, rental income is recognized on a straight-line basis over the term of the lease. Certain of our operators hold purchase options allowing them to acquire properties they currently lease from NHI. For options open or coming open in the short term, we are engaged in negotiations to continue as lessor or in some other capacity.

We adjust rental income for the amortization of payments recorded as the result of the eventual settlement of commitments and contingencies listed later in Item 7 as lease inducements. Amortization of these payments against revenues was $387,000, $119,000 and $40,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

Major Tenants

As discussed in Note 2 to the consolidated financial statements, we have four lessees (including their affiliated entities, which are the legal tenants) from whom we individually derive at least 10% of our rental income as follows (dollars in thousands):

		Original	Rental Income
		Investment	Year Ended December 31,				Lease
	Asset Class	Amount	2018		2017		Renewal
Senior Living Communities	EFC	$551,459	$45,868	16%	$45,735	17%	2029
Bickford Senior Living	ALF	531,918	50,093	18%	41,606	16%	Various
Holiday Retirement	ILF	493,378	43,311	15%	43,817	17%	2035
National HealthCare Corporation	SNF	171,297	37,843	13%	37,467	14%	2026
All others	Various	1,067,842	103,698	38%	96,544	36%	Various
		$2,815,894	$280,813		$265,169

Straight-line rent of $5,436,000 and $6,984,000 was recognized from the Senior Living lease for the years ended December 31, 2018 and 2017, respectively. Straight-line rent of $5,028,000 and $5,102,000 was recognized from the Bickford leases for the years ended December 31, 2018 and 2017, respectively. Straight-line rent of $5,616,000 and $7,397,000 was recognized from the Holiday lease for the years ended December 31, 2018 and 2017, respectively. In November 2018, we announced an agreement with Holiday to receive approximately $65,762,000 in specified cash and other consideration in exchange for a reduced annual rental payment for the existing 25 properties, beginning at $31,500,000 for 2019, as discussed below under the heading Other Portfolio Activity. For NHC, rent escalations are based on a percentage increase in revenue over a base year and do not give rise to non-cash, straight-line rental income.

Our operators report to us the results of their operations on a periodic basis, which we in turn subject to further analysis as a means of monitoring potential concerns within our portfolio. We have identified EBITDARM (earnings before interest, taxes, depreciation, amortization, rent and management fees) as the most elemental barometer of success for our tenants, based on results they have reported to us. We believe EBITDARM is useful in our most fundamental analyses, as it is a property level measure of our operators’ success, by eliminating the effects of the operator’s method of acquiring the use of its assets (interest and rent), its non-cash expenses (depreciation and amortization), expenses that are dependent on its level of success (income taxes), and also excluding the effect of the operator’s payment of its management fees, as typically those fees are contractually subordinate to our lease payment. For operators of our entrance-fee communities, our calculation of EBITDARM includes other cash flow adjustments typical of the industry which may include, but are not limited to, net cash flows from entrance fees; amortization of deferred entrance fees; adjustments for tenant rent obligations, depreciation and amortization; and management fee true-ups. The eliminations and adjustments reflect covenants in our leases and provide a comparable basis for assessing our various relationships

We believe that EBITDARM is a useful way to analyze the cash potential of a group of assets. From EBITDARM we calculate a lease coverage ratio (EBITDARM/Cash Rent), measuring the ability of the operator to meet its monthly rental obligation. In addition to EBITDARM and the lease coverage ratio, we rely on, a careful balance sheet analysis, and other analytical procedures to help us identify potential areas of concern relative to our operators’ ability to generate sufficient liquidity to meet their obligations, including their obligation to continue to pay the rent due to us. Typical among our operators is a varying lag in reporting to us the results of their operations. Across our portfolio, however, our operators report their results, at the latest, within ninety days of month’s end. For computational purposes, we exclude development and lease-up properties that have been in operation less than

24 months and selected immaterial properties identified in 2019 as available for sale.For stabilized acquisitions in the portfolio less than 24 months and renewing leases with changes in scheduled rent, we include pro forma cash rent. For this reporting period, we have excluded results from SH Regency Leasing, LLC, as noted below under the heading Other Portfolio Activity.

The results by asset type are presented below on a trailing twelve-month basis, as of September 30, 2018 and 2017 (the most recent periods available):

EBITDARM / Cash Rent Twelve Months Ended September 30, 2018
	Bickford		Senior Living		Holiday		NHC		All Other		Total
Discretionary	—		1.28	x	1.17	x	—		2.24	x	1.29	x
Need-Driven	1.10	x	—		—		—		1.09	x	1.09	x
Total SHO	1.10	x	1.28	x	1.17	x	—		1.23	x	1.19	x
Skilled Nursing	—		—		—		3.66	x	1.54	x	2.58	x
Hospitals	—		—		—		—		1.82	x	1.82	x
Medical Office	—		—		—		—		4.12	x	4.12	x
Total Lease Portfolio	1.10	x	1.28	x	1.17	x	3.66	x	1.43	x	1.64	x

EBITDARM / Cash Rent Twelve Months Ended September 30, 2017
	Bickford		Senior Living		Holiday		NHC		All Other		Total
Discretionary	—		1.26	x	1.16	x	—		1.92	x	1.26	x
Need-Driven	1.20	x	—		—		—		1.19	x	1.19	x
Total SHO	1.20	x	1.26	x	1.16	x	—		1.27	x	1.22	x
Skilled Nursing	—		—		—		3.61	x	1.40	x	2.49	x
Hospitals	—		—		—		—		2.11	x	2.11	x
Medical Office	—		—		—		—		4.79	x	4.79	x
Total Lease Portfolio	1.20	x	1.26	x	1.16	x	3.61	x	1.43	x	1.65	x

Number of Properties
	Bickford		Senior Living		Holiday		NHC[1]		All Other		Total
Discretionary	—		9		25		—		3		37
Need-Driven	46		—		—		—		48		94
Total SHO	46		9		25		—		51		131
Skilled Nursing	—		—		—		42		30		72
Hospitals	—		—		—		—		3		3
Medical Office	—		—		—		—		2		2
Total Lease Portfolio	46		9		25		42		86		208
1 NHC based on corporate-level fixed-charge coverage and includes 3 independent living facilities

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

RIDEA

On September 30, 2016, NHI and Sycamore Street, LLC (“Sycamore”), an affiliate of Bickford, entered into a definitive agreement terminating our joint venture which consisted of the ownership and operation of 40 properties and converting Bickford’s participation to a triple-net tenancy with assumption of existing leases and terms. Through September 30, 2016, NHI owned an 85% equity interest and Sycamore owned a 15% equity interest in our consolidated subsidiary, PropCo which owned 40 assisted living/memory care facilities, three new facilities and two facilities in development. The facilities had been leased to OpCo, in which NHI previously held a non-controlling 85% ownership interest. The facilities are managed by Bickford. The joint venture was structured to comply with the provisions of RIDEA. For the combined transaction, we recognized a gain of $1,657,000 on the sale of OpCo; we recognized $462,000 of income tax expense in applying a full valuation allowance to our state net operating loss carry-forwards on our Taxable REIT Subsidiary; Bickford’s non-controlling interest was de-recognized; and the difference between the fair value of NHI’s cost allocated to the redemption and the carrying amount of the 15% non-controlling interest was recorded as an adjustment to equity through additional-paid-in capital.

Potential Effects of Medicare Reimbursement

Our SNF operators receive a significant portion of their revenues from governmental payors, primarily Medicare (federal) and Medicaid (states). Changes in reimbursement rates and limits on the scope of services reimbursed to skilled nursing facilities could have a material impact on the operators’ liquidity and financial condition. On August 1, 2018, the Centers for Medicare and Medicaid Services (“CMS”) announced the CMS Skilled Nursing Prospective Payment System (“PPS”) final rule whereby, effective October 1, 2019, its Patient-Driven Payment Model (“PDPM”) will replace Resource Utilization Groups (“RUGs”)-IV. Facilities will have one year to transition to PDPM from RUGs-IV by the October 1, 2019 implementation date. PDPM is designed as a more simplified payment model than RUGs-IV and is projected to reduce administrative costs and foster innovation to improve care to patients. Regulators forecast a $2 billion reduction in provider costs over 10 years as a result of simplified paperwork requirements for resident assessments. The new model shifts care delivery under Medicare away from fee-for-service, which in the past has based reimbursement on the amount of care provided, to focus on value-based care, which will base reimbursement on clinical complexity and the resident’s conditions and care needs. The final rule also established a 2.4% market basket increase beginning October 1, 2018.

We currently estimate that our borrowers and lessees will find these Medicare increases to be adequate in the near term due to their credit quality, profitability and their debt or lease coverage ratios, although no assurances can be given as to what the ultimate effect that PDPM increases on an annual basis will have on each of our borrowers and lessees. According to industry studies, state Medicaid funding is not expected to keep pace with inflation. Any future acquisitions by NHI of skilled nursing facilities are planned on a selective basis, with emphasis on operator quality and newer construction.

Investment Highlights

Since January 1, 2018, we have made or announced the following real estate and note investments ($ in thousands):

	Date	Properties	Asset Class	Amount
2018
Lease Investments
The Ensign Group	January / May 2018	3	SNF	$43,404
Bickford Senior Living	April 2018	5	SHO	69,750
Comfort Care Senior Living	May 2018	2	SHO	17,140
Ignite Medical Resorts	December 2018	1	SNF	25,350

Note Investments
Bickford Senior Living	January 2018	1	SHO	14,000
Bickford Senior Living	July 2018	1	SHO	14,700
Life Care Services	December 2018	1	SHO	180,000
				$364,344

2019
Lease Investments
Wingate Healthcare	January 2019	1	SHO	$52,200
Holiday Retirement	January 2019	1	SHO	38,000
				$90,200

Bickford

As of December 31, 2018 our Bickford lease portfolio is structured as follows (in thousands):

	Lease Expiration
	June 2023	September 2024	September 2027	May 2031	April 2033	Total
Number of Properties	13	10	4	20	5	52
2018 Annual Contractual Rent	$11,133	$9,264	$1,515	$19,988	$3,165	$45,065
2018 Straight Line Rent Adjustment	588	(260)	221	3,865	614	5,028
Total Revenues	$11,721	$9,004	$1,736	$23,853	$3,779	$50,093

On April 30, 2018, we acquired an assisted living/memory-care portfolio in Ohio and Pennsylvania totaling 320 units and comprising five facilities, one of which is subject to a ground lease with remaining term, including extensions, of 50 years. The purchase price was $69,750,000, inclusive of $500,000 in closing costs and $1,750,000 in specified capital improvements, which will be added to the lease base upon funding. In addition to the cash consideration stated above, we recorded an intangible liability of $590,000 to recognize our above-market obligation for the ground lease. We included this portfolio in a separate master lease with Bickford which provides for a lease rate of 6.85%, with annual fixed escalators over a term of 15 years plus renewal options, subject to a fair market value rent reset feature available to NHI between years three and five.

At December 31, 2018, our ALF construction loans to Bickford are summarized as follows:

Commencement	Rate	Maturity	Commitment	Drawn	Location
July 2016	9%	5 years	$14,000,000	$(13,047,000)	Illinois
January 2017	9%	5 years	14,000,000	(11,931,000)	Michigan
January 2018	9%	5 years	14,000,000	(4,515,000)	Virginia
July 2018	9%	5 years	14,700,000	(2,978,000)	Michigan
			$56,700,000	$(32,471,000)

The construction loans are secured by first mortgage liens on substantially all real and personal property as well as a pledge of any and all leases or agreements which may grant a right of use to the subject property. Usual and customary covenants extend to the agreements, including the borrower’s obligation for payment of insurance and taxes. NHI has a purchase option on the properties at stabilization, whereby the lease rate will be set with a floor of 9.55%, based on NHI’s total investment, plus fixed annual escalators. On these and future loan development projects, Bickford as the borrower is entitled to up to $2,000,000 per project in incentive loan draws based upon the achievement of predetermined operational milestones, the funding of which will increase the principal amount, NHI's future purchase price under option and, upon exercise, eventual lease payment to NHI.

Our loans to Bickford represent a variable interest as do our leases which are considered analogous to financing arrangements. Bickford is structured to limit liability for potential claims for damages, is capitalized to achieve that purpose and is considered a VIE.

Ensign

On January 12, 2018, NHI acquired from a developer a 121-bed skilled nursing facility in Waxahachie, Texas for a cash investment of $14,404,000, and in May, we acquired from another developer two 132-bed skilled nursing facilities in Garland and Fort Worth, Texas, for a cash investment totaling $29,000,000. Additional consideration of $1,275,000 for the Waxahachie property and $1,250,000 for each of Garland and Ft. Worth were contributed by the lessee, The Ensign Group (“Ensign”). We have capitalized the tenant contributions as a component of the cost of the facilities and have recorded the contributions as deferred revenue, which we are amortizing to revenue over the term of the master lease to which these properties have now been added. The remaining term of the master lease extends through April 2031, plus renewal options. The blended initial lease rate is set at 8.1%, subject to annual escalators based on prevailing inflation rates. The acquisitions were accounted for as asset purchases and fulfill our original commitment to acquire and lease to Ensign four skilled nursing facilities in New Braunfels, Waxahachie, Garland and Fort Worth, Texas.

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

Ignite

In December 2018, we reached an agreement with Ignite Team Partners, LLC, d/b/a Ignite Medical Resorts, to develop a $25,350,000 skilled nursing facility in suburban Milwaukee. The facility is currently under construction with an expected opening date in the fourth quarter of 2019. The facility will be leased to Ignite Healthcare, Inc. (“Ignite”) for a term of 12 years, with two ten-year renewal options, at an initial lease rate of 9.5% plus annual fixed escalators. Ignite will be eligible for an earn-out of up to $2,000,000, to be funded beginning in 2026 upon the attainment of specified metrics. NHI will have a right of first offer on future Ignite projects. We accounted for the transaction as an asset purchase. At December 31, 2018, we had funded $4,674,000, including $2,000,000 for the purchase of land.

Life Care Services

On December 21, 2018 we entered into an agreement to lend LCS-Westminster Partnership IV LLP (“Life Care Services IV”), an affiliate of Life Care Services, the manager of the facility, up to $180,000,000. The loan agreement conveys a mortgage interest and will facilitate the construction of Phase II of Sagewood, a Type-A Continuing Care Retirement Community in Scottsdale, AZ.

The loan takes the form of two notes under a master credit agreement. The senior note (“Note A”) totals $118,800,000 at a 7.25% interest rate with 10 basis-point escalators after year three and has a term of 10 years. We have funded $76,653,000 of Note A as of December 31, 2018. Note A is interest-only and is locked to prepayment until January 2021. After 2020, the prepayment penalty starts at 2% and declines to 1% in 2022. The second note (“Note B”) is a construction loan for up to $61,200,000 at an annual interest rate of 8.50% and carries a five-year maturity. We anticipate funding Note B through April 2020 and anticipate substantial repayment with new resident entrance fees upon the opening of Phase II. The total amount funded on Note B was $10,165,000 as of December 31, 2018.

Wingate

On January 15, 2019, we acquired a 267-unit senior living campus in Massachusetts for a purchase price of $50,300,000, including closing costs of $300,000. The facility is being leased to Wingate Healthcare, Inc. (“Wingate”) for a term of 10 years, with three five-year renewal options, at an initial lease rate of 7.5% plus annual fixed escalators. We have committed to the additional funding of up to $1,900,000 in capital improvements, and the lease provides for incentives of $5,000,000 to become available beginning in 2020 upon the attainment of certain operating metrics. NHI will have a right of first offer on two additional Wingate-operated facilities. We accounted for the transaction as an asset purchase.

Other Lease Portfolio Activity

Holiday

As of December 31, 2018, we leased 25 independent living facilities to an affiliate of Holiday Retirement (“Holiday”) at an original cost of $493,000,000. The 17-year master lease began in December 2013 and provides for a minimum annual escalator of 3.5% after 2017.

Of our total revenues, $43,311,000 (15%), $43,817,000 (16%) and $43,817,000 (18%) were derived from Holiday for the years ended December 31, 2018, 2017 and 2016, respectively, including $5,616,000, $7,397,000 and $8,965,000 in straight-line rent, respectively. Our tenant operates the facilities pursuant to a management agreement with a Holiday-affiliated manager.

In November 2018, we entered into a lease amendment and guaranty release (“the Agreement”) with Holiday. The Agreement extends the term of the lease, increases required minimum capital expenditure per unit and provides NHI with stronger projected 2019 lease coverage ratio. Below is a summary of the provisions of the new agreement:

•
We are to receive consideration of approximately $65,762,000 consisting of a combination of cash and real estate equaling $55,125,000 and the forfeiture to us of $10,637,000 which is one-half of the original $21,275,000 security deposit.

•
The agreement provided that, in lieu of cash mentioned above, we could have sole discretion to acquire a Holiday property that will be leased back to Holiday at an agreed-upon rent and subject to the same terms and conditions of the amended master lease. On January 31, 2019, we acquired a senior housing facility in Vero Beach, Florida as discussed in Note 15.

•
The lease maturity is extended by five years to December 31, 2035, and will be secured by the remaining half of the NHI-held security deposit. Additionally, NHI is requiring $5,000,000 of equity to be contributed by the parent into the Holiday tenant entity (“the Credit Enhancement”). The use of the Credit Enhancement will be limited to payment of NHI rent and NHI-approved capital expenditures. Future return of the Credit Enhancement will further be limited by performance measures, including liquidity and lease service coverage ratio covenants. The Agreement also requires that $6,500,000 of equity be contributed to the Holiday management company.

•
Effective January 1, 2019, Holiday rent was reset to $31,500,000 for the existing 25 properties, as opposed to the $39,000,000 previously obligated, with escalators commencing annually November 1, 2020, equal to the greater of 2.0% or 45% of trailing 12 months year‐over‐year revenue growth of the NHI/Holiday portfolio, not to exceed 3.0%.

•
We have committed to invest up to $5,000,000 in capital expenditures into the communities at a 7.0% lease rate on funds drawn. In addition, Holiday has committed to a minimum of $1,500 per unit in annual capital expenditures.

•
NHI and Holiday are reviewing the portfolio to identify underperforming properties within the existing Holiday lease. A subsequent sale of properties, if any, would reduce the rent owed us by 7.0% of the net proceeds received by NHI. Stated levels of our security deposit and tenant Credit Enhancement will not be adjusted as a result of any future sale.

•	The agreement calls for all conditions to be satisfied by late April 2019.

We will amortize to income the net proceeds received from Holiday under the Agreement so that cash or other consideration received in 2019 will be adjusted to deferred revenue/expense, resulting in the recognition of annual revenues from this lease through 2035 of $37,748,000 on a straight-line basis. From 2019 through June 2022 we will include the deferred revenue balance of the straight-line payable for this lease among other liabilities on our balance sheet. After June 2022, cumulative straight-line amortization of the deferred revenue/expense associated with the Holiday lease will result in the more typical asset balance.

Tenant Non-Compliance

Affiliates of East Lake

In documents we have previously filed with and furnished to the SEC, we have used the shorthand “East Lake” to refer to the East Lake Capital Management affiliated entities for whom we have acted or continue to act as landlord. These entities consist of

EL FW Intermediary I, LLC (for the Freshwater/Watermark continuing care retirement communities) and SH Regency Leasing, LLC (for the three assisted living facilities in Tennessee, Indiana and North Carolina referred to as “Regency”).

On June 15, 2018, East Lake Capital Management LLC and certain related entities, including Regency, filed suit against NHI and NHI-REIT of Axel, LLC, in the District Court of Dallas County, Texas; 95th Judicial District for injunctive and declaratory relief and unspecified monetary damages, including attorney’s fees. The suit sought, among other things, to enjoin NHI from making certain references to East Lake in NHI’s public filings. In response to this lawsuit, related litigation, and other circumstances, we entered motions calling for the immediate appointment of a receiver and for pre-judgment possession, hearing, and bond.

Resulting from these claims and counterclaims, on December 6, 2018, the plaintiff parties entered into an agreement with NHI under Texas Rule of Civil Procedure 11, which rule ensures the enforceability of an agreement between lawyers in a case when the agreement is in writing and filed in the papers of the court. As provided by the agreement, Regency vacated our facilities in Indiana and North Carolina on December 7, 2018 and in Tennessee on December 14, 2018. Due to a decrease in occupancy and the deferral of needed maintenance and capital expenditures related to their operation, NHI made arrangements with operators to manage the three facilities. NHI will receive 95% of operating cash flow, if any, as generated by the facilities until such time as operations become stabilized or more formal agreements are entered into.

The original libel action of the East Lake affiliated entities survives the Rule 11 agreement and is set to continue in February 2019. NHI is not precluded from further action in damages under terms of the lease.

As of December 31, 2018, based on our assessment of likely undiscounted cash flows we determined no impairment charge was required on the land, building and improvements formerly leased to Regency. We wrote off straight-line receivables from the Regency properties totaling $1,820,000 during the fourth quarter of 2018 and included this amount in loan and realty losses in our consolidated statement of income.

Of our total revenues, $5,103,000 (2%), $5,466,000 (2%), and $5,444,000 (2%) in lease revenues were derived from Regency for the years ended December 31, 2018, 2017 and 2016, respectively.

Other

In the second quarter of 2018, we identified a single-property lease with a tenant in Wisconsin as non-performing. Lease revenues from the tenant have comprised less than 1% of our rental income, and the tenant is two months, or $840,000, in arrears on its rent payments to us as of December 31, 2018. In accordance with our revenue recognition policies, we will recognize future rental income from the lease in the period in which cash is received. Additionally, we may transition the lease to a new tenant. As a consequence of this course of action, the related straight-line receivable is considered uncollectible. Accordingly, in June 2018, we wrote off the balance of $1,436,000 pertaining to this tenant, included this amount in loan and realty losses in our consolidated statement of income and we ceased recording straight-line rent income. Personal guarantees totaling $3,000,000 remain in place.

Another of our tenants, The LaSalle Group, with five buildings in Illinois and Texas, is in material non-compliance with provisions of our lease regarding mandated coverage ratios, working capital requirements and timeliness of rent payments. Lease revenues from the tenant have comprised less than 2% of our rental income, and the tenant is two months in arrears on its rent payments to us as of December 31, 2018. As of October 31, 2018, we wrote off the accumulated straight-line rent receivable of $1,496,000, we ceased recording straight-line rent income, and we adopted the cash basis for recognition of revenues from this tenant. We have made no rent concessions to the tenant as of December 31, 2018, and we are pursuing our remedies to the full extent of our agreements. The tenant has requested forbearance, though no assurance can be given as of the date of this filing that an effective forbearance agreement can be reached.

Based on our assessment of current operations and the availability of suitable operating partners, we may seek new tenants or managers for the other properties mentioned above. If we enter into a management agreement rather than a lease as we seek to stabilize the operations of these facilities and if our resulting operating partner does not have adequate liquidity to accept the risks and rewards of ownership, NHI might be deemed the primary beneficiary of the operations and might be required to consolidate those statements of financial position and results of operations of the managers or operating partners into our consolidated financial statements.

Of our total revenues, $5,540,000 (2%), $6,141,000 (2%), and $1,957,000 (1%) in lease revenues were derived from the above tenants for the years ended December 31, 2018, 2017 and 2016, respectively.

Utilization of Tenant Escrow Deposits

We have available to us a total of $3,485,000 in escrowed deposits for the above-mentioned non-compliant tenants. Through the end of 2018, we made no draws against these deposits. When tenants have been changed to cash basis and prior to adjudication of any amounts in controversy, we assess the probability of recovery, if any, through legal recourse against amounts on escrow. We consider available escrowed funds to the extent, under governing lease provisions, that specified costs incurred are to be borne by the tenant. Accordingly, we have recognized $2,534,000 as a receivable against these escrowed deposits to satisfy property tax liabilities and as reimbursement for expenses explicitly delineated under the leases.

VIE Considerations

With Regency’s relinquishment of possession of the three NHI facilities as discussed above, our prospective entry into management agreements with operators willing to venture into speculative operations entails structuring the agreements so that NHI, who stands to gain the most from rehabilitation of the properties, will likely expect to absorb most of the losses, if any, that these operators will encounter during revitalization of operations at the three properties. As a result of finalizing these agreements, entity-level operations at each facility may be considered variable interests, the operators may be considered variable interest entities (“VIEs”), and NHI may potentially be considered the primary beneficiary of those entities. Consequently, NHI may be required to consolidate these operations in 2019. If so, we expect that our statements of income will reflect revenues and expenses from these foreclosed operations. During 2018, activities at these facilities were immaterial to the results of NHI’s operations.

It is possible that consolidation will also result from our interactions and negotiations with any of the operators of the other properties discussed above, however, the nature and form of any agreements that will result from this process are unknown at this time.

For operations which we place in our Taxable REIT Subsidiary (“TRS”), we have NOL carryforwards of $462,000 available to offset taxable income in the TRS. The carry-forwards expire beginning in 2028.

Prior Year

In October 2017, we issued a letter of forbearance to one of our tenants for a default on our lease terms involving coverage and liquidity ratios. Rent payments to NHI are current as of December 31, 2018. Lease revenues from the tenant and its affiliates comprise 3% of our rental income, and the related straight-line rent receivable was approximately $4,566,000 at December 31, 2018. NHI’s ongoing monitoring from 2017 through 2018 indicated that the tenant’s operations and financial position have continued to improve, and in February 2019 we released them from provisions of the forbearance letter.

Tenant Purchase Options

Certain of our operators hold purchase options allowing them to acquire properties they currently lease from NHI. For options open or coming open in the near future, we are engaged in preliminary negotiations to continue as lessor or in some other capacity. A summary of these tenant options to purchase senior housing communities, hospitals, medical office buildings and skilled nursing facilities is presented below ($ in thousands):

Asset	Number of	Lease	1st Option	Current
Type	Facilities	Expiration	Open Year	Cash Rent
MOB	1	February 2025	Open	$300
HOSP	1	September 2027	2020	$2,673
SHO	8	December 2024	2020	$4,310
HOSP	1	March 2025	2020	$1,900
SHO	2	May 2031	2021	$4,892
HOSP	1	June 2022	2022	$3,460
Various	8	—	Thereafter	$4,012
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

Real Estate and Mortgage Write-downs

Our borrowers and tenants experience periods of significant financial pressures and difficulties similar to those encountered by other health care providers. Governments at both the federal and state levels have enacted legislation to lower, or at least slow, the growth in payments to health care providers. Furthermore, the cost of professional liability insurance has increased significantly during this same period. Since our inception in 1991, a number of our facility operators and mortgage loan borrowers have undergone bankruptcy. Others have been forced to surrender properties to us in lieu of foreclosure or, for certain periods, have failed to make timely payments on their obligations to us.

We believe that the current carrying amounts of our real estate properties are recoverable and that mortgage notes receivable are realizable and supported by the value of the underlying collateral. However, it is possible that future events could require us to make significant adjustments to these carrying amounts.

Results of Operations

The significant items affecting revenues and expenses are described below (in thousands):

	Years ended December 31,		Period Change
	2018	2017	$	%
Revenues:
Rental income
ALFs leased to Bickford	$45,064	$36,505	$8,559	23.4%
15 SNFs leased to Ensign Group transitioned from Legend	22,339	19,025	3,314	17.4%
1 ALF and 1 ILF leased to Discovery Senior Living	3,445	1,198	2,247	187.6%
8 EFCs and 1 SLC leased to Senior Living Communities	40,433	38,751	1,682	4.3%
ILFs leased to an affiliate of Holiday Retirement	37,695	36,420	1,275	3.5%
SNFs leased to Health Services Management	9,931	9,001	930	10.3%
ALFs leased to Navion Senior Solutions	1,753	1,039	714	68.7%
2 ALFs and 3 SNFs leased to Prestige Senior Living	5,782	5,293	489	9.2%
ALF leased to Landmark Senior Living	1,053	1,777	(724)	(40.7)%
Other new and existing leases	90,531	90,070	461	0.5%
	258,026	239,079	18,947	7.9%
Straight-line rent adjustments, new and existing leases	22,787	26,090	(3,303)	(12.7)%
Total Rental Income	280,813	265,169	15,644	5.9%
Interest income from mortgage and other notes
Bickford construction loans	2,200	782	1,418	NM
Timber Ridge	4,592	5,118	(526)	(10.3)%
Mortgage and other notes paid off during the period	—	1,153	(1,153)	NM
Other new and existing notes and other income	7,007	6,437	570	8.9%
Total Interest Income and Other	13,799	13,490	309	2.3%
Total Revenue	294,612	278,659	15,953	5.7%
Expenses:
Depreciation
ALFs operated by Bickford Senior Living	13,787	12,024	1,763	14.7%
15 SNFs leased to Ensign Group transitioned from Legend	6,784	5,665	1,119	19.8%
1 ALF and 1 ILF leased to Discovery Senior Living	1,244	404	840	NM
ALFs leased to The LaSalle Group	1,623	1,217	406	33.4%
Other new and existing assets	47,911	47,863	48	0.1%
Total Depreciation	71,349	67,173	4,176	6.2%
Interest expense and amortization of debt issuance costs and discounts	49,055	46,324	2,731	5.9%
Payroll and related compensation expenses	6,318	6,352	(34)	(0.5)%
Compliance, consulting and administrative fees	3,115	2,514	601	23.9%
Non-cash share-based compensation expense	2,490	2,612	(122)	(4.7)%
Loan and realty losses	5,115	—	5,115	NM
Other expenses	2,099	2,193	(94)	(4.3)%
	139,541	127,168	12,373	9.7%

Income before investment and other gains and losses	155,071	151,491	3,580	2.4%
Loss on convertible note retirement	(738)	(2,214)	1,476	NM
Investment and other gains	—	10,088	(10,088)	(100.0)%
Net income	$154,333	$159,365	$(5,032)	(3.2)%

NM - not meaningful

Financial highlights of the year ended December 31, 2018, compared to 2017 were as follows:

•
Rental income, before straight-line adjustments, increased $18,947,000, or 7.9%, primarily as a result of new investments and lease escalators in our existing portfolio. Generally, future increases in rental income depend on our ability to make new investments which meet our underwriting criteria.

•
Interest income from mortgage and other notes increased $309,000, due to interest income received on development loans to Bickford Senior Living which was partially offset by the continued repayment of our construction loan to the Timber Ridge project and mortgage note payoffs recorded in 2017.

•	Depreciation expense increased $4,176,000 primarily due to new real estate investments completed during 2018 and 2017.

•	Interest expense, including amortization of debt discount and issuance costs, increased $2,731,000 primarily as a result of an increase in 30-day LIBOR, which is the benchmark for our revolving debt.

•
Loan and realty losses for the year ended December 31, 2018 resulted primarily from $4,752,000 of straight-line rent receivable write-downs including $1,436,000 related to a Wisconsin property, $1,820,000 from our SH Regency portfolio and $1,496,000 from a Midwest portfolio, as well as a $363,000 write-down of a note receivable.

•	Investment and other gains for the year ended December 31, 2017 includes $10,038,000 from the sale of marketable securities.

The significant items affecting revenues and expenses are described below (in thousands):

	Years ended December 31,		Period Change
	2017	2016	$	%
Revenues:
Rental income
ALFs leased to Bickford	$36,505	$29,874	$6,631	22.2%
8 EFCs and 1 SLC leased to Senior Living Communities	38,751	32,964	5,787	17.6%
ALFs leased to The LaSalle Group	3,437	—	3,437	NM
15 SNFs leased to Ensign Group transitioned from Legend[1]	19,025	16,653	2,372	14.2%
EFC leased to Watermark Retirement	4,421	2,335	2,086	89.3%
ALFs leased to Chancellor Health Care	7,559	5,558	2,001	36.0%
SNFs leased to Health Services Management	9,001	7,241	1,760	24.3%
2 ALFs and 3 SNFs leased to Prestige Senior Living	5,293	3,712	1,581	42.6%
ILFs leased to an affiliate of Holiday Retirement	36,420	34,852	1,568	4.5%
Other new and existing leases	78,667	76,966	1,701	2.2%
	239,079	210,155	28,882	13.7%
Straight-line rent adjustments, new and existing leases	26,090	22,198	3,892	17.5%
Total Rental Income	265,169	232,353	32,816	14.1%
Interest income from mortgage and other notes
Timber Ridge	5,118	8,249	(3,131)	(38.0)%
Senior Living Management	2,006	444	1,562	NM
Bickford construction loans	782	69	713	NM
Senior Living Communities	1,575	997	578	58.0%
Other new and existing mortgages	4,009	6,348	(2,339)	(17.9)%
Total Interest Income and Other	13,490	16,107	(2,617)	(16.2)%
Total Revenue	278,659	248,460	30,199	12.2%
Expenses:
Depreciation
ALFs operated by Bickford Senior Living	12,024	9,783	2,241	22.9%
7 EFCs and 1 SLC leased to Senior Living Communities	14,328	12,821	1,507	11.8%
ALFs leased to The LaSalle Group	1,217	—	1,217	NM
15 SNFs leased to Ensign Group transitioned from Legend	5,665	4,487	1,178	26.3%
ALFs leased to Chancellor Health Care	2,437	1,767	670	37.9%
Other new and existing assets	31,502	30,667	835	2.7%
Total Depreciation	67,173	59,525	7,648	12.8%
Interest expense and amortization of debt issuance costs and discounts	46,324	43,108	3,216	7.5%
Payroll and related compensation expenses	6,352	4,272	2,080	48.7%
Compliance, consulting and administrative fees	2,514	3,048	(534)	(17.5)%
Non-cash share-based compensation expense	2,612	1,732	880	50.8%
Loan and realty losses (recoveries)	—	15,856	(15,856)	NM
Other expenses	2,193	2,152	41	1.9%
	127,168	129,693	(2,525)	(1.9)%
Income before equity-method investee, income tax benefit (expense),
investment and other gains and noncontrolling interest	151,491	118,767	32,724	27.6%
Loss from equity-method investee	—	(1,214)	1,214	NM
Loss on convertible note retirement	(2,214)	—	(2,214)	NM
Income tax (expense) benefit of taxable REIT subsidiary	—	(749)	749	NM
Investment and other gains	10,088	35,912	(25,824)	(71.9)%
Net income	159,365	152,716	6,649	4.4%
Net income attributable to noncontrolling interest	—	(1,176)	1,176	(100.0)%
Net income attributable to common stockholders	$159,365	$151,540	$7,825	5.2%

NM - not meaningful
[1]2016 includes $993,000 from two Texas SNFs disposed April 2016

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

•
In September 2016 we unwound our joint venture interest in a RIDEA that we accounted for under the equity method. Subsequent periods show no corresponding entry for the attribution of $1,176,000 to the minority interest.

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

These sources and uses of cash are reflected in our Consolidated Statements of Cash Flows as summarized below (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change
	12/31/2018	12/31/2017	$	%	12/31/2016	$	%
Cash and cash equivalents and restricted cash, January 1	$8,075	$8,878	$(803)	NM	17,913	$(9,035)	(50.4)%
Net cash provided by operating activities	207,869	198,095	9,774	4.9%	176,638	21,457	12.1%
Net cash used in investing activities	(250,290)	(163,846)	(86,444)	NM	(329,838)	165,992	(50.3)%
Net cash provided by (used in) financing activities	44,258	(35,052)	79,310	NM	144,165	(179,217)	(124.3)%
Cash and cash equivalents and restricted cash, December 31	$9,912	$8,075	$1,837	22.7%	8,878	$(803)	NM

Operating Activities – Net cash provided by operating activities for the years ended December 31, 2018 and 2017 increased primarily as a result of the collection of lease and interest payments on new real estate and note investments completed during 2018 and 2017.

Investing Activities – Net cash flows used in investing activities for the year ended December 31, 2018 increased primarily due to $254,636,000 of investments in real estate and notes, which were partially offset by collection of notes receivable. Net cash flows used in investing activities for the year ended December 31, 2017 decreased primarily due to $225,646,000 of investments in real estate and notes, which were partially offset by collection of notes receivable, sales of marketable securities and certain real estate assets, compared with $486,788,000 of investments in real estate and notes in 2016 that were similarly offset by collections.

Financing Activities – The use of cash in financing activities for the years ended December 31, 2018 and 2017 resulted primarily from the excess of dividend payments over proceeds from equity offerings, the impact of other large transactions primarily being the restructuring of our debt.

Liquidity

Apart from operations, a primary source of our liquidity is our unsecured bank credit facility. At December 31, 2018, we had $466,000,000 available to draw on our revolving credit facility.

Our bank credit facility derives from agreements entered into in August 2017 and September 2018. Together these agreements establish our unsecured $1,100,000,000 bank credit facility, which consists of $250,000,000 and $300,000,000 term loans and a $550,000,000 revolving credit facility. The $250,000,000 term loan and $550,000,000 revolving facility mature in August 2022, and the $300,000,000 term loan matures in September 2023. With the 2018 Agreement, we converted $300,000,000 of debt initially drawn on our revolving facility into a five-year term loan.

The revolving facility fee is currently 20 basis points per annum, and floating interest on the revolver and term loans are presently set at 30-day LIBOR (252 bps at December 31, 2018) plus 115 and a blended 127 basis points, respectively. Within the facility, the employment of interest rate swaps for our fixed term debt leaves only our revolving credit facility and newly issued term loan of $300,000,000 exposed to interest rate risk through April 2019, when our $40,000,000 swap expires. Our swaps and the financial instruments to which they relate are described later in this section. The current interest spreads and facility fee reflect our leverage-ratio compliance based on the applicable margin for LIBOR loans, measuring debt to “Total Asset Value,” at Level 2 in the Interest Rate Schedule provided below in abridged format:

Interest Rate Schedule

		LIBOR Margin
Level	Leverage Ratio	Revolver	$300m Term Loan	$250m Term Loan	Facility Fee
1	< 0.35	1.10%	1.20%	1.25%	0.15%
2	≥ 0.35 & < 0.40	1.15%	1.25%	1.30%	0.20%
3	≥ 0.40 & < 0.45	1.20%	1.30%	1.35%	0.20%
4	≥ 0.45 & < 0.50	1.25%	1.40%	1.45%	0.25%

Beyond the applicable ratios detailed above, increasing levels of leverage (not shown) will subject our debt to defined increases in interest rates and fees.

The credit facility agreement requires that we calculate specified financial statement metrics and meet or exceed a variety of financial ratios, which are usual and customary in nature. These ratios are calculated quarterly and have been within required limits. The calculation of our leverage ratio involves intermediate determinations of our “total indebtedness” and of our “total asset value,” as defined. We are near the upper bounds delineated by Level 2 in the Interest Rate Schedule, above.

Aside from a more favorable rate, the 2018 Agreement generally calls for the same covenants and financial statement metrics required for compliance with terms of the 2017 Agreement. Although we are currently eligible under both agreements to transact in our unsecured bank credit facilities at the respective scheduled rates represented by Level 2, the movement of our leverage ratio into Level 3 at current levels of debt would result in additional annual costs of approximately $375,000, assuming an average revolver balance of approximately $200,000,000. Further movement of our leverage ratio beyond levels currently contemplated by management would be subject to escalating increases in interest. If, in addition to changes in the leverage ratio, certain qualitative indicators of our risk profile were to materially change, further interest-rate escalations may result.

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

NHI’s at-the-market (“ATM”) offerings were initially made pursuant to a prospectus dated March 18, 2014, and a related prospectus supplement dated February 17, 2015, which constitute a part of our effective shelf registration statement that was previously filed with the SEC. We filed a new registration statement and commenced a new ATM program effective February 22, 2017. The following table summarizes the issuances since inception on our ATM as of December 31, 2018:

	Shares	Weighted Average Share Price	Net Proceeds
2015	830,506	$60.33	$49,389,000
2016	1,395,642	$75.79	$104,190,000
2017	1,661,161	$74.87	$122,500,000
2018	1,112,363	$74.84	$82,001,000
	4,999,672		$358,080,000

The table above does not include indirect legal and accounting costs of $263,000 for 2017 and $217,000 for 2018 associated with updating and maintaining our shelf registration statement.

We began liquidating our position in LTC Properties, Inc. (“LTC”) common stock in the fourth quarter of 2015. We realized taxable gains of $10,038,000 and $29,673,000 for the years ended December 31, 2017 and 2016, respectively.

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

We expect that borrowings on our revolving credit facility, borrowings on term loans, and our ATM program will allow us to continue to make real estate investments during 2019. However, we anticipate that our historically low cost of debt capital will continue to rise in the near to mid-term, as the federal government prolongs the upward transitioning of the federal funds rate. In response to the changed interest-rate environment, we may find it advisable within the coming year to acquire a public credit rating as a tool for managing our interest costs.

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

In other financing transactions during the year ended December 31, 2018, we undertook targeted open-market repurchases of certain of our convertible notes. Settlement of the notes requires management to allocate the consideration we ultimately pay between the debt component and the equity conversion feature as though they were separate instruments. The allocation is effected by fair valuing the debt component first, with any remainder allocated to the conversion feature. Amounts expended to settle the notes are recognized first as a settlement of the notes at our carrying value and then are recognized in income to the extent the portion allocated to the debt instrument differs from carrying value. The remainder of the allocation, if any, is treated as settlement of equity and adjusted through our capital in excess of par account.

A roll-forward of our convertible note balances, including the effect of year-to-date amortization, net of issuance costs, is presented below:

	December 31, 2017	Amounts Retired	Amortization	December 31, 2018
Face Amount	$147,575	$(27,575)	$—	$120,000
Discount	(2,637)	$458	$788	(1,391)
Issuance Costs	(1,752)	$297	$545	(910)
Carrying Value	$143,186			$117,699

Total expenditures of $29,985,000 include paid amounts of $27,558,000 allocated to the note retirement with the remaining expenditure of $2,427,000 allocated to capital in excess of par. A loss of $738,000 for the year ended December 31, 2018, resulted from the excess of cash expenditures over the book value of the notes retired, net of discount and issuance costs.

As of December 31, 2018, our senior unsecured convertible notes were convertible at a rate of 14.42 shares of common stock per $1,000 principal amount, representing a conversion price of approximately $69.36 per share for a total of 1,730,174 remaining underlying shares. For the year ended December 31, 2018, dilution resulting from the conversion option within our convertible debt is 80,123 shares. If NHI’s current share price increases above the adjusted $69.36 conversion price, further dilution will be attributable to the conversion feature. On December 31, 2018, the value of the convertible debt, computed as if the debt were immediately eligible for conversion, exceeded its face amount by $10,697,000.

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

Interest Rate Swap Agreements

To mitigate our exposure to interest rate risk, we have in place the following interest rate swap contracts in place to hedge against floating rates on our $250,000,000 bank term loan as of December 31, 2018 (dollars in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value
May 2012	April 2019	2.84%	1-month LIBOR	$40,000	$130
June 2013	June 2020	3.41%	1-month LIBOR	$80,000	$480
March 2014	June 2020	3.46%	1-month LIBOR	$130,000	$687

For instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative has been reported as a component of other comprehensive income (“OCI”), and reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness have been recognized in earnings. Hedge ineffectiveness related to our cash flow hedges, which is reported in current period earnings as interest expense, was not significant in 2016. With the amendment of our bank credit facility in August 2017, discussed above, the introduction to the debt instrument of a LIBOR floor not present in the hedges resulted in hedge inefficiency of approximately $353,000 for the year ended December 31, 2017, which we credited to interest expense.

On January 1, 2018 we adopted ASU 2017-12 Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, as discussed in the Notes to the consolidated financial statements. The transition method is a modified retrospective approach that required the Company to recognize the cumulative effect of initially applying the ASU as an adjustment to accumulated other comprehensive income with a corresponding adjustment to retained earnings as of the beginning of 2018. The primary provision in the ASU requiring adjustment to our beginning retained earnings is the change in timing and income statement line item for ineffectiveness related to cash flow hedges. Upon the adoption of the new standard, we reversed cumulative ineffectiveness occurring in the last six months of 2017, resulting in a retroactive net charge to retained earnings and a credit to accumulated other comprehensive income of $235,000 as of January 1, 2018. Upon adoption of the ASU, the Company achieved a better alignment of its financial reporting for hedging activities with the economic objectives of those activities.

We intend to comply with REIT dividend requirements that we distribute at least 90% of our annual taxable income for the year ending December 31, 2018 and thereafter. Dividends declared for the fourth quarter of each fiscal year are paid by the end of the following January and are, with some exceptions, treated for tax purposes as having been paid in the fiscal year just ended as provided in IRS Code Sec. 857(b)(8). We declare special dividends when we compute our REIT taxable income in an amount that exceeds our regular dividends for the fiscal year.

Off Balance Sheet Arrangements

We currently have no outstanding guarantees. As described in Note 1 to the consolidated financial statements, our leases, mortgages and other notes receivable with certain entities represent variable interests in those enterprises. However, because we do not control these entities, nor do we have any role in their day-to-day management, we are not their primary beneficiary. Except as discussed below under Contractual Obligations and Contingent Liabilities, we have no further material obligations arising from our transactions with these entities, and we believe our maximum exposure to loss at December 31, 2018, due to this involvement would be limited to our contractual commitments and contingent liabilities and the amount of our current investments with them, as detailed further in in Notes 1, 2, 3 and 6 to the consolidated financial statements.

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

Additional disclosure requirements also give widely ranging results depending on market price variability. The notes will be freely convertible in the last six months of their contractual life, beginning in the fourth quarter of 2020; however, generally accepted accounting principles require us to periodically report the amount by which the notes’ convertible value exceeds their principal amount, without regard to the current availability of the conversion feature. Further, the mechanics of the calculation require the use of an end-of-period stock price, so that using that amount for the remaining notes outstanding of $120,000,000 at December 31, 2018, delivers an excess of $10,697,000, whereas the use of another price point would give a different result.

The conversion feature is generally available to the noteholders entering the last six months of the notes’ term but may also become actionable if the market price of NHI’s common stock should, for 20 of 30 consecutive trading days within a calendar quarter, sustain a level in excess of 130% of the adjusted conversion price, or $90.44 per share, down from $93.55 per share, initially. The notes are “optional net-share settlement” instruments, meaning that NHI has the ability and intent to settle the principal amount of the indebtedness in cash, with possible dilutive share issuances for any excess, at NHI’s option. Settlement of the notes requires management to allocate the consideration we ultimately pay between the debt component and the equity conversion feature as though they were separate instruments. The allocation is effected by valuing the debt component first, with any remainder allocated to the conversion feature. Amounts expended to settle the notes will be recognized first as a settlement of the notes at par and then will be recognized in income to the extent the portion allocated to the debt instrument differs from par value. The remainder of the allocation, if any, will be treated as settlement of equity and adjusted through our paid in capital account.

Contractual Obligations

As of December 31, 2018, our contractual payment obligations were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt, including interest[1]	$1,557,761	$51,319	$596,666	$746,870	$162,906
Construction commitments	24,331	24,331	—	—	—
Loan commitments	132,353	132,353	—	—	—
	$1,714,445	$208,003	$596,666	$746,870	$162,906
1 Interest is calculated based on the weighted average interest rate of outstanding debt balances as of December 31, 2018. The calculation also includes a commitment fee of .20%.

Commitments and Contingencies

The following tables summarize information as of December 31, 2018 related to our outstanding commitments and contingencies which are more fully described in the notes to the consolidated financial statements.

	Asset Class	Type	Total	Funded	Remaining
Loan Commitments:
LCS Sagewood Note A	SHO	Construction	$118,800,000	$(76,653,000)	$42,147,000
LCS Sagewood Note B	SHO	Construction	61,200,000	(10,165,000)	51,035,000
LCS Timber Ridge Note A	SHO	Construction	60,000,000	(58,158,000)	1,842,000
Bickford Senior Living	SHO	Construction	56,700,000	(32,471,000)	24,229,000
Senior Living Communities	SHO	Revolving Credit	15,000,000	(1,900,000)	13,100,000
			$311,700,000	$(179,347,000)	$132,353,000

See Note 3 to our consolidated financial statements for full details of our loan commitments. As provided above, loans funded do not include the effects of discounts or commitment fees. We expect to incrementally fund the LCS Sagewood Note A during 2019. Funding of the promissory note commitments to Bickford is expected to transpire monthly throughout 2019.

	Asset Class	Type	Total	Funded	Remaining
Development Commitments:
Ignite Medical Resorts	SNF	Construction	25,350,000	(4,674,000)	20,676,000
Woodland Village	SHO	Renovation	7,450,000	(6,867,000)	583,000
Senior Living Communities	SHO	Renovation	6,830,000	(4,772,000)	2,058,000
Bickford Senior Living	SHO	Renovation	1,750,000	(1,597,000)	153,000
Navion Senior Solutions	SHO	Construction	650,000	—	650,000
Discovery Senior Living	SHO	Renovation	500,000	(289,000)	211,000
			$42,530,000	$(18,199,000)	$24,331,000

	Asset Class	Type	Total	Funded	Remaining
Contingencies:
Bickford Senior Living	SHO	Lease Inducement	$10,000,000	$(7,500,000)	$2,500,000
Bickford Senior Living	SHO	Incentive Loan Draws	8,000,000	(250,000)	7,750,000
Navion Senior Solutions	SHO	Lease Inducement	4,850,000	—	4,850,000
Ignite Medical Resorts	SNF	Lease Inducement	2,000,000	—	2,000,000
			$24,850,000	$(7,750,000)	$17,100,000

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

For a discussion of incentive loan draws of $8,000,000 available to Bickford related to borrowings for the development of its properties in Illinois, Michigan, and Virginia, see page 34 of Investment Highlights.

Litigation

On June 15, 2018, East Lake Capital Management LLC and certain related entities, including Regency, filed suit against NHI and NHI-REIT of Axel, LLC, in the District Court of Dallas County, Texas; 95th Judicial District for injunctive and declaratory relief and unspecified monetary damages, including attorney’s fees. The suit sought, among other things, to enjoin NHI from making certain references to East Lake in NHI’s public filings. In response to this lawsuit, related litigation, and other circumstances, we entered motions calling for the immediate appointment of a receiver and for pre-judgment possession, hearing, and bond.

Resulting from these claims and counterclaims, on December 6, 2018, the plaintiff parties entered into an agreement with NHI under Texas Rule of Civil Procedure 11, which rule ensures the enforceability of an agreement between lawyers in a case when the agreement is in writing and filed in the papers of the court. The agreement provided that Regency vacate our facilities in Indiana and North Carolina on December 7, 2018 and in Tennessee on December 14, 2018. Further, Regency agreed to provide minimal levels of cooperation in transitioning the facilities.

The original libel action of the East Lake affiliated entities survives the Rule 11 agreement and is set to continue in January 2019. NHI is not precluded from further action in damages under terms of the lease.

With Regency’s relinquishment of possession of the three NHI facilities as discussed above, our prospective entry into management agreements with operators willing to venture into speculative operations entails structuring the agreements so that NHI, who stands to gain the most from rehabilitation of the properties, will likely expect to absorb most of the losses, if any, that these operators will encounter during revitalization of operations at the three properties. As a result of finalizing these agreements, entity-level operations at each facility may be considered variable interests, the operators may be considered variable interest entities (“VIEs”), and NHI may potentially be considered the primary beneficiary of those entities. Consequently, NHI may be required to consolidate these operations in 2019. If so, we expect that our statements of income will reflect revenues and expenses from these foreclosed operations. During 2018, activities at these facilities were immaterial to the results of NHI’s operations.

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

Funds From Operations - FFO

Our FFO per diluted common share for the year ended December 31, 2018 decreased $(0.14) (2.5%) over the same period in 2017. Our normalized FFO for the year ended December 31, 2018 increased $0.17 (3.2%) over the same period in 2017, primarily as the result of our new real estate investments in 2017 and 2018. FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and applied by us, is net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, plus real estate depreciation and amortization and impairment, if applicable, and after adjustments for unconsolidated partnerships and joint ventures, if any. The Company’s computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or have a different interpretation of the current NAREIT definition from that of the Company; therefore, caution should be exercised when comparing our Company’s FFO to that of other REITs. Diluted FFO assumes the exercise of stock options and other potentially dilutive securities. Normalized FFO excludes from FFO certain items which may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to, impairment of non-real estate assets, gains and losses attributable to the acquisition and disposition of assets and liabilities, recoveries of previous write-downs and the write off of debt issuance costs due to credit facility modifications.

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

Adjusted Funds From Operations - AFFO

Our normalized AFFO per diluted common share for the year ended December 31, 2018 increased $0.29 (6.1%) over the same period in 2017 due primarily to the impact of real estate investments completed during 2017 and 2018. In addition to the adjustments included in the calculation of normalized FFO, normalized AFFO excludes the impact of any straight-line rent revenue, amortization of the original issue discount on our convertible senior notes and amortization of debt issuance costs.

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

Funds Available for Distribution - FAD

Our normalized FAD for the year ended December 31, 2018 increased $16,395,000 (8.3%) over the same period in 2017 due primarily to the impact of real estate investments completed during 2017 and 2018. In addition to the adjustments included in the calculation of normalized AFFO, normalized FAD excludes the impact of non-cash stock based compensation. Normalized FAD is an important supplemental measure of operating performance for a REIT as a useful indicator of the ability to distribute dividends to shareholders. Additionally, normalized FAD improves the understanding of our operating results among investors and makes comparisons with: (i) expected results, (ii) results of previous periods and (iii) results among REITs, more meaningful. Because FAD may function as a liquidity measure, we do not present FAD on a per-share basis.

The following table reconciles net income attributable to common stockholders, the most directly comparable GAAP metric, to FFO, Normalized FFO, Normalized AFFO and Normalized FAD and is presented for both basic and diluted weighted average common shares (in thousands, except share and per share amounts):

	Years ended December 31,
	2018	2017	2016
Net income	$154,333	$159,365	$151,540
Elimination of certain non-cash items in net income:
Depreciation	71,349	67,173	59,525
Depreciation related to noncontrolling interest	—	—	(927)
Gain on sale of real estate	—	(50)	(4,582)
NAREIT FFO	$225,682	$226,488	$205,556
Gain on sales of marketable securities	—	(10,038)	(29,673)
Gain on sale of equity-method investee	—	—	(1,657)
Write-off of deferred tax asset	—	—	1,192
Loss on convertible note retirement	738	2,214	—
Debt issuance costs written-off due to credit facility modifications	—	407	—
Ineffective portion of cash flow hedges	—	(353)	—
Non-cash write-off of straight-line rent receivable	3,701	—	9,456
Note receivable impairment	363	—	6,400
Revenue recognized due to early lease termination	—	—	(303)
Recognition of unamortized note receivable commitment fees	(515)	(922)	(288)
Normalized FFO	$229,969	$217,796	$190,683
Straight-line rent revenue, net	(21,736)	(26,090)	(22,198)
Straight-line rent revenue, net, related to noncontrolling interest	—	—	(4)
Amortization of lease incentives	387	119	40
Amortization of original issue discount	788	1,109	1,145
Amortization of debt issuance costs	2,526	2,483	2,368
Amortization of debt issuance costs related to noncontrolling interest	—	—	(27)
Normalized AFFO	$211,934	$195,417	$172,007
Non-cash stock based compensation	2,490	2,612	1,732
Normalized FAD	$214,424	$198,029	$173,739

BASIC
Weighted average common shares outstanding	41,943,873	40,894,219	39,013,412
FFO per common share	$5.38	$5.54	$5.27
Normalized FFO per common share	$5.48	$5.33	$4.89
Normalized AFFO per common share	$5.05	$4.78	$4.41

DILUTED
Weighted average common shares outstanding	42,091,731	41,151,453	39,155,380
FFO per common share	$5.36	$5.50	$5.25
Normalized FFO per common share	$5.46	$5.29	$4.87
Normalized AFFO per common share	$5.04	$4.75	$4.39

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

The following table reconciles net income, the most directly comparable GAAP metric, to Adjusted EBITDA:

	December 31,
	2018	2017	2016
Net income	$154,333	$159,365	$152,716
Interest expense	49,055	46,324	43,108
Franchise, excise and other taxes	1,166	960	1,009
Income tax of taxable REIT subsidiary	—	—	749
Depreciation	71,349	67,173	59,525
Net gain on sales of real estate	—	(50)	(4,582)
Gain on sales of marketable securities	—	(10,038)	(29,673)
Gain on sale of equity-method investee	—	—	(1,657)
Loss on convertible note retirement	738	2,214	—
Non-cash write-off of straight-line rent receivable	3,701	—	9,456
Note receivable impairment	363	—	6,400
Revenue recognized due to early lease termination	—	—	(303)
Recognition of unamortized note receivable commitment fees	(515)	(922)	(288)
Adjusted EBITDA	$280,190	$265,026	$236,460

Interest expense at contractual rates	$45,789	$40,385	$36,197
Principal payments	1,062	794	768
Fixed Charges	$46,851	$41,179	$36,965

Fixed Charge Coverage	6.0x	6.4x	6.4x

For all periods presented, EBITDA reflects GAAP interest expense, which excludes amounts capitalized during the period.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

At December 31, 2018, we were exposed to market risks related to fluctuations in interest rates on approximately $384,000,000 of variable-rate indebtedness (excluding $250,000,000 of variable-rate debt that has been hedged through interest-rate swap contracts) and on our mortgage and other notes receivable. The unused portion ($466,000,000 at December 31, 2018) of our credit facility, should it be drawn upon, is subject to variable rates.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a 50 basis point increase or decrease in the interest rate related to variable-rate debt, and assuming no change in the outstanding balance as of December 31, 2018, net interest expense would increase or decrease annually by approximately $1,920,000 or $.05 per common share on a diluted basis.

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

The following table sets forth certain information with respect to our debt (dollar amounts in thousands):

	December 31, 2018			December 31, 2017
	Balance[1]	% of total	Rate[3]	Balance[1]	% of total	Rate[3]
Fixed rate:
Convertible senior notes	$120,000	9.3%	3.25%	$147,575	12.7%	3.25%
Unsecured term loans	650,000	50.2%	3.99%	650,000	56.0%	3.83%
HUD mortgage loans[2]	44,226	3.4%	4.04%	45,047	3.9%	4.04%
Fannie Mae loans	96,044	7.4%	3.94%	96,367	8.3%	3.94%

Variable rate:
Unsecured term loan	300,000	23.2%	3.77%	—	—%	NA
Unsecured revolving credit facility	84,000	6.5%	3.92%	221,000	19.1%	2.96%
	$1,294,270	100.0%	3.88%	$1,159,989	100.0%	3.61%

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

To highlight the sensitivity of our fixed-rate loans to changes in interest rates, the following summary shows the effects on fair value (“FV”) assuming a parallel shift of 50 basis points (“bps”) in market interest rates for a contract with similar maturities as of December 31, 2018 (dollar amounts in thousands):

	Balance	Fair Value	FV reflecting change in interest rates
Fixed rate:			-50 bps	+50 bps
Private placement term loans - unsecured	$400,000	$386,580	$396,605	$376,849
Convertible senior notes	120,000	123,645	125,025	122,281
Fannie Mae loans	96,044	90,682	93,232	88,208
HUD mortgage loans	44,226	43,838	46,844	41,097

At December 31, 2018, the fair value of our mortgage and other notes receivable, discounted for estimated changes in the risk-free rate, was approximately $244,206,000. A 50 basis point increase in market rates would decrease the estimated fair value of our mortgage and other notes receivable by approximately $5,560,000, while a 50 basis point decrease in such rates would increase their estimated fair value by approximately $5,755,000.

Equity Price Risk

The Company is no longer subject to equity risk since it no longer owns any marketable securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
National Health Investors, Inc.
Murfreesboro, Tennessee

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of National Health Investors, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 19, 2019 expressed an unqualified opinion thereon.

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

Nashville, Tennessee
February 19, 2019

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
Assets:	2018	2017
Real estate properties:
Land	$202,196	$191,623
Buildings and improvements	2,599,526	2,471,602
Construction in progress	16,643	2,678
	2,818,365	2,665,903
Less accumulated depreciation	(451,483)	(380,202)
Real estate properties, net	2,366,882	2,285,701
Mortgage and other notes receivable, net	246,111	141,486
Cash and cash equivalents	4,659	3,063
Straight-line rent receivable	105,620	97,359
Other assets	27,298	18,212
Total Assets	$2,750,570	$2,545,821

Liabilities and Equity:
Debt	$1,281,675	$1,145,497
Accounts payable and accrued expenses	19,890	16,302
Dividends payable	42,700	39,456
Lease deposit liabilities	10,638	21,275
Deferred income	5,954	1,174
Total Liabilities	1,360,857	1,223,704

Commitments and Contingencies

Stockholders' Equity:
Common stock, $.01 par value; 60,000,000 shares authorized;
42,700,411 and 41,532,154 shares issued and outstanding	427	415
Capital in excess of par value	1,369,919	1,289,919
Cumulative net income in excess of dividends	18,068	32,605
Accumulated other comprehensive income (loss)	1,299	(822)
Total Stockholders' Equity	1,389,713	1,322,117
Total Liabilities and Equity	$2,750,570	$2,545,821

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016

Revenues:
Rental income	$280,813	$265,169	$232,353
Interest income and other	13,799	13,490	16,107
	294,612	278,659	248,460
Expenses:
Depreciation	71,349	67,173	59,525
Interest	49,055	46,324	43,108
Legal	309	494	422
Franchise, excise and other taxes	1,166	960	1,009
General and administrative	12,547	12,217	9,773
Loan and realty losses	5,115	—	15,856
	139,541	127,168	129,693
Income before equity-method investee, income tax expense,
investment and other gains and noncontrolling interest	155,071	151,491	118,767
Loss from equity-method investee	—	—	(1,214)
Loss on convertible note retirement	(738)	(2,214)	—
Income tax expense of taxable REIT subsidiary	—	—	(749)
Investment and other gains	—	10,088	35,912
Net income	154,333	159,365	152,716
Less: net income attributable to noncontrolling interest	—	—	(1,176)
Net income attributable to common stockholders	$154,333	$159,365	$151,540

Weighted average common shares outstanding:
Basic	41,943,873	40,894,219	39,013,412
Diluted	42,091,731	41,151,453	39,155,380

Earnings per common share:
Net income per common share attributable to common stockholders - basic	$3.68	$3.90	$3.88
Net income per common share attributable to common stockholders - diluted	$3.67	$3.87	$3.87

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2018	2017	2016

Net income	$154,333	$159,365	$152,716
Other comprehensive income (loss):
Change in unrealized (gains) losses on securities	—	(26)	5,072
Less: reclassification adjustment for gains in net income	—	(10,038)	(29,673)
Increase (decrease) in fair value of cash flow hedge	1,722	884	(1,506)
Plus: reclassification adjustment for amounts recognized in net income	164	2,627	3,928
Total other comprehensive income (loss)	1,886	(6,553)	(22,179)
Comprehensive income	156,219	152,812	130,537
Less: comprehensive income attributable to noncontrolling interest	—	—	(1,176)
Comprehensive income attributable to common stockholders	$156,219	$152,812	$129,361

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$154,333	$159,365	$152,716
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	71,349	67,173	59,525
Amortization	4,437	5,790	3,563
Straight-line rental income	(22,787)	(26,090)	(22,198)
Non-cash interest income on construction loan	(1,680)	(792)	(1,021)
Gain on sales of real estate	—	(50)	(4,582)
Loss on extinguishment of debt	738	2,214	—
Loan and realty losses	5,115	—	15,856
Gain on disposition of equity-method investee	—	—	(1,657)
Gains on sales of marketable securities, net	—	(10,038)	(29,673)
Non-cash stock-based compensation	2,490	2,612	1,732
Amortization of commitment fees and note receivable discounts	(662)	(517)	(693)
Payment of lease incentives	(5,280)	—	—
Amortization of lease incentives	387	119	40
Loss from equity-method investee	—	—	1,214
Change in operating assets and liabilities:
Other assets	(5,298)	(3,602)	437
Accounts payable and accrued expenses	4,587	1,607	2,764
Deferred income	140	304	(1,385)
Net cash provided by operating activities	207,869	198,095	176,638
Cash flows from investing activities:
Investment in mortgage and other notes receivable	(106,991)	(49,853)	(92,051)
Collection of mortgage and other notes receivable	4,346	43,168	84,228
Investment in real estate	(131,758)	(157,214)	(359,257)
Investment in real estate development	—	(10,691)	(32,102)
Investment in renovations of existing real estate	(15,887)	(7,888)	(3,378)
Payment allocated to cancellation of lease purchase option	—	—	(6,400)
Long-term escrow deposit	—	—	(8,208)
Proceeds from disposition of real estate properties	—	450	27,723
Proceeds from sales of marketable securities	—	18,182	59,607
Net cash used in investing activities	(250,290)	(163,846)	(329,838)
Cash flows from financing activities:
Proceeds from revolving credit facility	306,000	269,000	124,000
Payments on revolving credit facility	(443,000)	(206,000)	—
Proceeds from borrowings on term loans	300,000	250,000	75,000
Payments on term loans	(1,144)	(250,822)	(767)
Deferred loan costs	(2,171)	(4,935)	(258)
Taxes remitted in relation to employee stock options exercised	(1,835)	(571)	(1,133)
Proceeds from equity offering, net	81,784	122,237	104,190
Convertible bond redemption	(29,985)	(60,921)	—
Proceeds from exercise of stock options	—	—	1
Distributions to noncontrolling interest	—	—	(1,565)
Distribution to acquire non-controlling interest	—	—	(17,000)
Dividends paid to stockholders	(165,391)	(153,040)	(138,303)
Net cash provided by (used in) financing activities	44,258	(35,052)	144,165

Increase (decrease) in cash and cash equivalents	1,837	(803)	(9,035)
Cash and cash equivalents and restricted cash, beginning of period	8,075	8,878	17,913
Cash and cash equivalents and restricted cash, end of period	$9,912	$8,075	$8,878

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Year Ended December 31,
	2018	2017	2016

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$45,882	$43,191	$39,539
Supplemental disclosure of non-cash investing and financing activities:
Tenant forfeiture of lease escrow deposit	$10,637	$—	$—
Settlement of contingent asset acquisition liability	$750	$—	$—
Change in accounts payable related to investments in real estate	$1,689	$(1,855)	$(430)
Tenant investment in leased asset	$3,775	$1,250	$—
Reclass of note balance into real estate investment upon acquisition	$—	$—	$9,753
Assumption of debt in real estate acquisition	$—	$18,311	$—
Unsettled marketable securities sales transactions	$—	$—	$6,464
Non-cash sale of equity-method investment	$—	$—	$8,100
Change in escrow deposit related to investment in real estate	$—	$—	$(227)

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Cumulative Net Income in Excess of Dividends	Accumulated Other Comprehensive Income (Loss)	Total National Health Investors Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balances at December 31, 2015	38,396,727	$384	$1,085,136	$19,862	$27,910	$1,133,292	$9,168	$1,142,460
Total comprehensive income	—	—	—	151,540	(22,179)	129,361	1,176	130,537
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,565)	(1,565)
Purchase of non-controlling interest	—	—	(16,321)	—	—	(16,321)	(8,779)	(25,100)
Issuance of common stock, net	1,395,642	14	104,176	—	—	104,190	—	104,190
Taxes paid on employee stock awards	—	—	(1,133)	—	—	(1,133)	—	(1,133)
Shares issued on stock options exercised	55,491	—	(2)	—	—	(2)	—	(2)
Share-based compensation	—	—	1,732	—	—	1,732	—	1,732
Dividends declared, $3.60 per common share	—	—	—	(141,529)	—	(141,529)	—	(141,529)
Balances at December 31, 2016	39,847,860	$398	$1,173,588	$29,873	$5,731	$1,209,590	$—	$1,209,590
Total comprehensive income	—	—	—	159,365	(6,553)	152,812	—	152,812
Equity component in redemption of convertible notes	—	—	(7,930)	—	—	(7,930)	—	(7,930)
Issuance of common stock, net	1,661,161	17	122,220	—	—	122,237	—	122,237
Taxes paid on employee stock awards	—	—	(571)	—	—	(571)	—	(571)
Shares issued on stock options exercised	23,133	—	—	—	—	—	—	—
Share-based compensation	—	—	2,612	—	—	2,612	—	2,612
Dividends declared, $3.80 per common share	—	—	—	(156,633)	—	(156,633)	—	(156,633)
Balances at December 31, 2017	41,532,154	$415	$1,289,919	$32,605	$(822)	$1,322,117	$—	$1,322,117
Cumulative effect of change in accounting principle	—	—	—	(235)	235	—	—	—
Total comprehensive income	—	—	—	154,333	1,886	156,219	—	156,219
Equity component in redemption of convertible notes	—	—	(2,427)	—	—	(2,427)	—	(2,427)
Issuance of common stock, net	1,112,363	12	81,772	—	—	81,784	—	81,784
Taxes paid on employee stock awards	—	—	(1,835)	—	—	(1,835)	—	(1,835)
Shares issued on stock options exercised	55,894	—	—	—	—	—	—	—
Share-based compensation	—	—	2,490	—	—	2,490	—	2,490
Dividends declared, $4.00 per common share	—	—	—	(168,635)	—	(168,635)	—	(168,635)
Balances at December 31, 2018	42,700,411	$427	$1,369,919	$18,068	$1,299	$1,389,713	$—	$1,389,713

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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

If, after consideration of the VIE accounting literature, the Company has determined that an entity is not a VIE, the Company assesses the need for consolidation under all other provisions of ASC 810. These provisions provide for consolidation of majority-owned entities through a majority voting interest held by the Company providing control.

At December 31, 2018, we held an interest in six unconsolidated VIEs. Because we generally lack either directly or through related parties any material input in the activities that most significantly impact their economic performance, we have concluded that NHI is not the primary beneficiary. Accordingly, we account for our transactions with these entities and their subsidiaries at amortized cost.

Our VIEs are summarized below by date of initial involvement. For further discussion of the nature of the relationships, including the sources of our exposure to these VIEs, see the notes to our consolidated financial statements cross-referenced below.

Date	Name	Source of Exposure	Carrying Amount	Maximum Exposure to Loss	Note Reference
2012	Bickford Senior Living	Various[1]	$53,649,000	$77,878,000	Notes 2, 3
2014	Senior Living Communities	Notes and straight-line receivable	$44,376,000	$57,475,000	Notes 2, 3
2014	Life Care Services affiliate	Notes receivable	$57,939,000	$59,781,000	Note 3
2016	Senior Living Management	Notes and straight-line receivable	$26,584,000	$26,584,000	Note 3
2017	Evolve Senior Living	Note receivable	$9,928,000	$9,928,000	—
2018	Life Care Services affiliate	Notes receivable	$85,017,000	$178,200,000	Note 3
1 Notes, straight-line rent receivables & unamortized lease incentives

We are not obligated to provide support beyond our stated commitments to these tenants and borrowers whom we classify as VIEs, and accordingly our maximum exposure to loss from these relationships is limited to the amount of our commitments, as shown above and discussed in the notes. When the above relationships involve leases, some additional exposure to economic loss is present. Generally, additional economic loss on a lease, if any, would be limited to that resulting from a short period of arrearage and non-payment of monthly rent before we are able to take effective remedial action, as well as costs incurred in transitioning the lease. The potential extent of such loss will be dependent upon individual facts and circumstances, cannot be quantified, and is therefore not included in the tabulation above. Typically, the only carrying amounts involving our leases are accumulated straight-line receivables.

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

Noncontrolling Interest - We have excluded net income attributable to the noncontrolling interest from net income attributable to common shareholders in our Consolidated Statement of Income for the year ended December 31, 2016. As of December 31, 2018 and during the years ended December 31, 2018 and December 31, 2017, there were no noncontrolling interests.

Equity-Method Investment - Through September 30, 2016, we reported our TRS investment in an unconsolidated entity, over whose operating and financial policies we had the ability to exercise significant influence but not control, under the equity method of accounting. Under this accounting method, our pro rata share of the entity’s earnings or losses was included in our Consolidated Statements of Income. Additionally, we adjusted our investment carrying amount to reflect our share of changes in the equity-method investee’s capital resulting from its capital transactions. On September 30, 2016, we unwound the joint venture underlying the TRS and ceased participation in the operations which comprised all its activity.

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

Real Estate Properties - Real estate properties are recorded at cost or, if acquired through business combination, at fair value, including the fair value of contingent consideration, if any. Cost or fair value at the time of acquisition is allocated among land, buildings, improvements, lease and other intangibles, and personal property. For properties acquired in transactions accounted for as asset purchases, the purchase price allocation is based on the relative fair values of the assets acquired. Cost includes the amount of contingent consideration, if any, deemed to be probable at the acquisition date. Contingent consideration is deemed to be probable to the extent that a significant reversal in amounts recognized is not likely to occur when the uncertainty associated with the contingent consideration is subsequently resolved. Cost also includes capitalized interest during construction periods. We use the straight-line method of depreciation for buildings over their estimated useful lives of 40 years, and improvements over their estimated useful lives ranging to 25 years. For contingent consideration arising from business combinations, the liability is adjusted to estimated fair value at each reporting date through earnings. For contingent consideration arising from asset acquisitions, the liability is adjusted to the amount considered probable each reporting period, with changes reflected as an adjustment to the basis of the related assets.

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

Cash and Cash Equivalents and Restricted Cash - Cash equivalents consist of all highly liquid investments with an original maturity of three months or less. Restricted cash includes amounts required to be held on deposit in accordance with agency agreements governing our Fannie Mae and HUD mortgages.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s Consolidated Balance Sheets with the same amounts shown on the Company’s Consolidated Statements of Cash Flows (in thousands):

	As of December 31,
	2018	2017
Cash and cash equivalents	$4,659	$3,063
Restricted cash	5,253	5,012
	$9,912	$8,075

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

Our financial instruments, principally our investments in notes receivable, are subject to the possibility of loss of the carrying values as a result of the failure of other parties to perform according to their contractual obligations which may make the instruments less valuable. We obtain collateral in the form of mortgage liens and other protective rights for notes receivable and continually monitor these rights in order to reduce such possibilities of loss. We evaluate the need to provide for reserves for potential losses on our financial instruments based on management’s periodic review of our portfolio on an instrument-by-instrument basis.

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

Interest Income from Mortgage and Other Notes Receivable - Interest income is recognized based on the interest rates and principal amounts outstanding on the notes receivable. Under certain notes, we receive additional contingent interest, which is calculated on the increase in the current year revenues of a borrower over a base year. We identify a mortgage loan as non-performing if a required payment is not received within 30 days of the date it is due. Our policy related to mortgage interest income on non-performing mortgage loans is to recognize mortgage interest income in the period when the cash is received. As of December 31, 2018, we had not identified any of our mortgages as non-performing.

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

We recognize all derivative instruments, including embedded derivatives required to be bifurcated, as assets or liabilities at their fair value in the Consolidated Balance Sheets. Changes in the fair value of derivative instruments that are not designated as hedges or that do not meet the criteria of hedge accounting are recognized in earnings. For derivatives designated in qualifying cash flow hedging relationships, the change in fair value of the effective portion of the derivatives is recognized in accumulated other comprehensive income (loss), whereas the change in fair value of the ineffective portion is recognized in earnings. Gains and losses are reclassified from accumulated other comprehensive income (loss) into earnings once the underlying hedged transaction is recognized in earnings.

Federal Income Taxes - We intend at all times to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Until 2016, we recorded income tax expense or benefit with respect to one of our subsidiaries which was taxed under provisions similar to those applicable to regular corporations. Aside from such income taxes which may be applicable to the taxable income in the TRS, we will not be subject to U.S. federal income tax, provided that we continue to qualify as a REIT and make distributions to stockholders at least equal to or in excess of 90% our taxable income. Accordingly, no provision for federal income taxes has been made in the consolidated financial statements, except for the provision on the taxable income of the TRS, which is included in our consolidated statements of income under the caption, “Income tax expense of taxable REIT subsidiary.” Our failure to continue to qualify under the applicable REIT qualification rules and regulations would have a material adverse impact on our financial position, results of operations and cash flows.

Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income reported for financial reporting purposes due primarily to differences in the basis of assets, estimated useful lives used to compute depreciation expense, gains on sales of real estate, non-cash compensation expense and recognition of commitment fees.

Our tax returns filed for years beginning in 2015 are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our consolidated financial statements as a component of income tax expense.

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

NOTE 2. REAL ESTATE

As of December 31, 2018, we owned 220 health care real estate properties located in 33 states and consisting of 143 senior housing communities, 72 skilled nursing facilities, 3 hospitals and 2 medical office buildings. Our senior housing properties include assisted living facilities, senior living campuses, independent living facilities, and entrance-fee communities. These investments (excluding our corporate office of $2,471,000) consisted of properties with an original cost of approximately $2,815,894,000, rented under triple-net leases to 30 lessees.

Acquisitions and New Leases of Real Estate

During the year ended December 31, 2018, we announced the following real estate investments and commitments as described below (dollars in thousands):

Operator	Date	Properties	Asset Class	Amount
The Ensign Group	January/May 2018	3	SNF	$43,404
Bickford Senior Living	April 2018	5	SHO	69,750
Comfort Care Senior Living	May 2018	2	SHO	17,140
Ignite Medical Resorts	December 2018	1	SNF	25,350
				$155,644

Ensign

On January 12, 2018, NHI acquired from a developer a skilled nursing facility in Waxahachie, Texas for a cash investment of $14,404,000, and in May, we acquired from another developer two skilled nursing facilities in Garland and Fort Worth, Texas, for a cash investment totaling $29,000,000. Additional consideration of $1,275,000 for the Waxahachie property and $1,250,000 for each of Garland and Ft. Worth were contributed by the lessee, The Ensign Group (“Ensign”). We have capitalized the tenant contributions as a component of the cost of the facilities and have recorded the contributions as deferred revenue, which we are amortizing to revenue over the term of the master lease to which these properties have now been added. The remaining term of the master lease extends through April 2031, plus renewal options. The blended initial lease rate is set at 8.1%, subject to annual escalators based on prevailing inflation rates. The acquisitions were accounted for as an asset purchase and fulfill our original commitment to acquire and lease to Ensign four skilled nursing facilities in New Braunfels, Waxahachie, Garland and Fort Worth, Texas.

Comfort Care

On May 31, 2018, NHI acquired two assisted living facilities in Bridgeport and Saginaw, Michigan for a cash investment of $17,140,000, inclusive of $100,000 in closing costs. We leased the facilities to affiliates of Comfort Care Senior Living (“Comfort Care”) for a term of fifteen years at an initial lease rate of 7.25% with annual escalators adjusted for prevailing inflation rates, subject to a floor and ceiling of 2% and 3%, respectively. The lease provides for an initial six-month cash escrow. With the acquisition, NHI also obtained fair value-based purchase options for two newly constructed facilities operated by Comfort Care, with the purchase option windows to open upon stabilization. The acquisition was accounted for as an asset purchase.

Ignite

In December 2018, we reached an agreement with Ignite Team Partners, LLC, d/b/a Ignite Medical Resorts, to develop a $25,350,000 skilled nursing facility in suburban Milwaukee. The facility is currently under construction with an expected opening date in the fourth quarter of 2019. The facility will be leased to Ignite Healthcare, Inc. (“Ignite”) for a term of 12 years, with two ten-year renewal options, at an initial lease rate of 9.5% plus annual fixed escalators. Ignite will be eligible for an earn-out of up to $2,000,000, to be funded beginning in 2026 upon the attainment of specified metrics. NHI will have a right of first offer on future Ignite projects. We accounted for the transaction as an asset purchase. At December 31, 2018, we had funded $4,674,000, including $2,000,000 for the purchase of land.

Major Customers

Bickford

As of December 31, 2018, our Bickford Senior Living (“Bickford”) portfolio consists of leases with primary lease expiration dates as follows (in thousands):

	Lease Expiration
	June 2023	September 2024	September 2027	May 2031	April 2033	Total
Number of Properties	13	10	4	20	5	52
2018 Annual Contractual Rent	$11,133	$9,264	$1,515	$19,988	$3,165	$45,065
2018 Straight Line Rent Adjustment	588	(260)	221	3,865	614	5,028
Total Revenues	$11,721	$9,004	$1,736	$23,853	$3,779	$50,093

On April 30, 2018, we acquired an assisted living/memory-care portfolio in Ohio and Pennsylvania comprising five facilities, one of which is subject to a ground lease with remaining term, including extensions, of 50 years. The purchase price was $69,750,000, including $500,000 in closing costs and $1,750,000 in specified capital improvements, which will be added to the lease base upon funding. In addition to the cash consideration stated above, we recorded an intangible liability of $590,000 to recognize our above-market obligation for the ground lease. We included this portfolio in a separate master lease with Bickford which provides for a lease rate of 6.85%, with annual fixed escalators over a term of 15 years plus renewal options, subject to a fair market value rent reset feature available to NHI between years three and five.

Of our total revenues, $50,093,000 (17%), $41,606,000 (15%) and $30,732,000 (12%) were recognized as rental income from Bickford for the years ended December 31, 2018, 2017 and 2016, including $5,028,000, $5,102,000, and $858,000 in straight-line rent income, respectively.

Senior Living Communities

As of December 31, 2018, we leased nine retirement communities to Senior Living Communities (“Senior Living”) under a 15-year master lease which began in December 2014, contains two 5-year renewal options and provides for an annual escalator of 4% in 2018 and 3% thereafter.

Of our total revenue, $45,868,000 (16%), $45,735,000 (16%) and $40,332,000 (16%) in lease revenues were derived from Senior Living for the years ended December 31, 2018, 2017 and 2016, respectively, including $5,436,000, $6,984,000 and $7,369,000 in straight-line rent.

Holiday

As of December 31, 2018, we leased 25 independent living facilities to an affiliate of Holiday Retirement (“Holiday”) at an original cost of $493,000,000. The 17-year master lease began in December 2013 and provides for a minimum annual escalator of 3.5% after 2017.

Of our total revenues, $43,311,000 (15%), $43,817,000 (16%) and $43,817,000 (18%) were derived from Holiday for the years ended December 31, 2018, 2017 and 2016, respectively, including $5,616,000, $7,397,000 and $8,965,000 in straight-line rent, respectively. Our tenant operates the facilities pursuant to a management agreement with a Holiday-affiliated manager.

In November 2018, we entered into a lease amendment and guaranty release (“the Agreement”) with Holiday. The Agreement extends the term of the lease, increases required minimum capital expenditure per unit and provides NHI with a stronger projected 2019 lease coverage ratio. Below is a summary of the provisions of the new agreement:

•
We are to receive consideration of approximately $65,762,000 consisting of a combination of cash and real estate equaling $55,125,000 and the forfeiture to us of $10,637,000 which is one-half of the original $21,275,000 security deposit.

•
The agreement provided that, in lieu of cash mentioned above, we could have sole discretion to acquire a Holiday property that will be leased back to Holiday at an agreed-upon rent and subject to the same terms and conditions of the amended master lease. On January 31, 2019, we acquired a senior housing facility in Vero Beach, Florida as discussed in Note 15.

•
The lease maturity is extended by five years to December 31, 2035, and will be secured by the remaining half of the NHI-held security deposit. Additionally, NHI is requiring $5,000,000 of equity to be contributed into the Holiday tenant entity (“the Credit Enhancement”). The use of the Credit Enhancement will be limited to payment of NHI rent and NHI-approved capital expenditures. Future return of the Credit Enhancement will further be limited by performance measures, including liquidity and lease service coverage ratio covenants. The Agreement also requires that $6,500,000 of equity be contributed to the Holiday management company.

•
Effective January 1, 2019, Holiday rent was reset to $31,500,000 for the existing 25 properties, as opposed to the $39,000,000 previously obligated, with escalators commencing annually November 1, 2020, equal to the greater of 2.0% or 45% of trailing 12 months year‐over‐year revenue growth of the NHI/Holiday portfolio, not to exceed 3.0%.

•
We have committed to invest up to $5,000,000 in capital expenditures into the communities at a 7.0% lease rate on funds drawn. In addition, Holiday has committed to a minimum of $1,500 per unit in annual capital expenditures.

•
NHI and Holiday are reviewing the portfolio to identify underperforming properties within the existing Holiday lease. A subsequent sale of properties, if any, would reduce the rent owed us by 7.0% of the net proceeds received by NHI. Stated levels of our security deposit and tenant Credit Enhancement will not be adjusted as a result of any future sale.

NHC

As of December 31, 2018, we leased 42 facilities under two master leases to National HealthCare Corporation (“NHC”), a publicly-held company and the lessee of our legacy properties. The facilities leased to NHC consist of 3 independent living facilities and 39 skilled nursing facilities (4 of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC). These facilities are leased to NHC under the terms of an amended master lease agreement originally dated October 17, 1991 (the “1991 lease”) which includes our 35 remaining legacy properties and a master lease agreement dated August 30, 2013 (the “2013 lease”) which includes 7 skilled nursing facilities acquired from a third party.

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

The following table summarizes the percentage rent income from NHC (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current year	$3,411	$3,127	$2,932
Prior year final certification[1]	285	194	547
Total percentage rent	$3,696	$3,321	$3,479
1 For purposes of the percentage rent calculation described in the Master Lease Agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

Of our total revenues, $37,843,000 (13%), $37,467,000 (13%) and $37,626,000 (15%) in 2018, 2017 and 2016, respectively, were derived from NHC.

The chairman of our board of directors is also a director on NHC’s board of directors. As of December 31, 2018, NHC owned 1,630,462 shares of our common stock.

Tenant Non-Compliance

Affiliates of East Lake

In documents we have previously filed with and furnished to the SEC, we have used the shorthand “East Lake” to refer to the East Lake Capital Management affiliated entities for whom we have acted or continue to act as landlord. These entities consist of EL FW Intermediary I, LLC (for the Freshwater/Watermark continuing care retirement communities) and SH Regency Leasing, LLC (for the three assisted living facilities in Tennessee, Indiana and North Carolina referred to as “Regency”).

On June 15, 2018, East Lake Capital Management LLC and certain related entities, including Regency, filed suit against NHI and NHI-REIT of Axel, LLC, in the District Court of Dallas County, Texas; 95th Judicial District for injunctive and declaratory relief and unspecified monetary damages, including attorney’s fees. The suit sought, among other things, to enjoin NHI from making certain references to East Lake in NHI’s public filings. In response to this lawsuit, related litigation, and other circumstances, we entered motions calling for the immediate appointment of a receiver and for pre-judgment possession, hearing, and bond.

Resulting from these claims and counterclaims, on December 6, 2018, the plaintiff parties entered into an agreement with NHI under Texas Rule of Civil Procedure 11, which rule ensures the enforceability of an agreement between lawyers in a case when the agreement is in writing and filed in the papers of the court. As a result of the agreement, Regency vacated our facilities in Indiana and North Carolina on December 7, 2018 and in Tennessee on December 14, 2018. Due to a decrease in occupancy and the deferral of needed maintenance and capital expenditures related to their operation, NHI made arrangements with operators to manage the three facilities. NHI will receive 95% of operating cash flow, if any, as generated by the facilities until such time as operations become stabilized or more formal agreements are entered into.

The original libel action of the East Lake affiliated entities survives the Rule 11 agreement and is set to continue in February 2019. NHI is not precluded from further action in damages under terms of the lease.

As of December 31, 2018, based on our assessment of likely undiscounted cash flows we determined no impairment charge was required on the land, building and improvements formerly leased to Regency. We wrote off straight-line receivables from the Regency properties totaling $1,820,000 during the fourth quarter of 2018.

Of our total revenues, $5,103,000 (2%), $5,466,000 (2%), and $5,444,000 (2%) in lease revenues were derived from Regency for the years ended December 31, 2018, 2017 and 2016, respectively.

With Regency’s relinquishment of possession of the three NHI facilities as discussed above, our prospective entry into management agreements with operators willing to venture into speculative operations entails structuring the agreements so that NHI, who stands to gain the most from rehabilitation of the properties, will likely expect to absorb most of the losses, if any, that these operators will encounter during revitalization of operations at the three properties. As a result of finalizing these agreements, entity-level operations at each facility may be considered variable interests, the operators may be considered variable interest entities (“VIEs”), and NHI may potentially be considered the primary beneficiary of those entities. Consequently, NHI may be required to consolidate these operations in 2019. If so, we expect that our statements of income will reflect revenues and expenses from these foreclosed operations. During 2018, activities at these facilities were immaterial to the results of NHI’s operations.

For operations which we place in our TRS, we have NOL carryforwards of $462,000 available to offset taxable income in the TRS. The carry-forwards expire beginning in 2028.

Other

In the second quarter of 2018, we identified a single-property lease with a tenant in Wisconsin as non-performing. Lease revenues from the tenant have comprised less than 1% of our rental income, and the tenant is two months, or $840,000, in arrears on its rent payments to us as of December 31, 2018. In accordance with our revenue recognition policies, we will recognize future rental income from the lease in the period in which cash is received. Additionally, we may transition the lease to a new tenant. As a consequence of this course of action, the related straight-line receivable is considered uncollectible. Accordingly, in June 2018, we wrote off the balance of $1,436,000 pertaining to this tenant and included this amount in loan and realty losses in our consolidated statement of income. Personal guarantees totaling $3,000,000 remain in place.

We have determined that another of our tenants, The LaSalle Group, with five buildings in Illinois and Texas, is in material non-compliance with provisions of our lease regarding mandated coverage ratios, working capital requirements and timeliness of rent payments. Lease revenues from the tenant have comprised less than 2% of our rental income, and the tenant is two months in arrears on its rent payments to us as of December 31, 2018. As of October 31, 2018, we wrote off the accumulated straight-line rent receivable of $1,496,000, we ceased recording straight-line rent income, and we adopted the cash basis for recognition of revenues from this tenant. We have made no rent concessions to the tenant as of December 31, 2018.

Based on our assessment of current operations and the availability of suitable operating partners, we are seeking new tenants or managers for the other properties mentioned above. If we enter into a management agreement rather than a lease as we seek to stabilize the operations of these facilities and if our resulting operating partner does not have adequate liquidity to accept the risks and rewards of ownership, NHI might be deemed the primary beneficiary of the operations and might be required to consolidate those statements of financial position and results of operations of the managers or operating partners into our consolidated financial statements.

Of our total revenue, $5,540,000 (2%), $6,141,000 (2%), and $1,957,000 (1%) in lease revenues were derived from the above other tenants for the years ended December 31, 2018, 2017 and 2016, respectively.

In February 2019 we released a tenant from the provisions of a forbearance letter we originally issued in October 2017.

Utilization of Tenant Escrow Deposits

We have available to us a total of $3,485,000 in escrowed deposits for the above-mentioned non-compliant tenants. Through the end of 2018, we made no draws against these deposits. When tenants have been changed to cash basis and prior to adjudication of any amounts in controversy, we assess the probability of recovery, if any, through legal recourse against amounts on escrow. We consider available escrowed funds to the extent, under governing lease provisions, that specified costs incurred are to be borne by the tenant. Accordingly, we have recognized $2,534,000 as a receivable against these escrowed deposits to satisfy property tax liabilities and as reimbursement for expenses explicitly delineated under the leases.

Other Lease Activity

We have adjusted rental income for the amortization of lease inducement payments resulting from the settlement of contingencies identified in Note 6. Amortization of these payments against revenues was $387,000, $119,000 and $40,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

Future Minimum Lease Payments

At December 31, 2018, the future minimum lease payments (excluding percentage rent) to be received by us under our operating leases with our tenants are as follows (in thousands):

2019	$304,887
2020	254,321
2021	255,806
2022	258,245
2023	252,602
Thereafter	1,705,141
$3,031,002

NOTE 3. MORTGAGE AND OTHER NOTES RECEIVABLE

At December 31, 2018, we had investments in mortgage notes receivable with a carrying value of $202,877,000 secured by real estate and UCC liens on the personal property of 12 facilities and other notes receivable with a carrying value of $43,234,000 guaranteed by significant parties to the notes or by cross-collateralization of properties with the same owner. At December 31, 2017, we had investments in mortgage notes receivable with a carrying value of $98,110,000 and other notes receivable with a carrying value of $43,376,000. No allowance for doubtful accounts was considered necessary at December 31, 2018 or 2017.

Life Care Services - Sagewood

On December 21, 2018 we entered into an agreement to lend LCS-Westminster Partnership IV LLP (“Life Care Services IV”), an affiliate of Life Care Services, the manager of the facility, up to $180,000,000. The loan agreement conveys a mortgage interest and will facilitate the construction of Phase II of Sagewood, a Type-A Continuing Care Retirement Community in Scottsdale, AZ.

The loan takes the form of two notes under a master credit agreement. The senior note (“Note A”) totals $118,800,000 at a 7.25% interest rate with 10 basis-point annual escalators after year three and has a term of 10 years. We have funded $76,653,000 of Note A as of December 31, 2018. Note A is interest-only and is locked to prepayment until January 2021. After 2020, the prepayment penalty starts at 2% and declines to 1% in 2022. The second note (“Note B”) is a construction loan for up to $61,200,000 at an annual interest rate of 8.5% and carries a five-year maturity. The total amount funded on Note B was $10,165,000 as of December 31, 2018.

Life Care Services - Timber Ridge

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

The loan took the form of two notes under a master credit agreement. The senior note (“Note A”) totals $60,000,000 at a 6.75% interest rate with 10 basis-point escalators after year three, and has a term of 10 years. We have funded $57,939,000 of Note A as of December 31, 2018. Note A is interest-only and is locked to prepayment for three years. Beginning in February 2018, the prepayment penalty started at 5% and will decline 1% annually for five years.

Note B was a construction loan for up to $94,500,000 at an annual interest rate of 8% and a five-year maturity and was fully drawn during 2016. Repayment began during the fourth quarter of 2016, and the balance remaining on Note B at December 31, 2017, of $1,953,000 was repaid during the first quarter of 2018. We recognized $515,000 in interest income from unamortized commitment fees, on early retirement of the note.

NHI has an option to purchase the entire Timber Ridge property for the greater of a mutually agreed-upon fair market value or $115,000,000 during a window of 120 days that is set to open in February 2019.

Bickford

At December 31, 2018, our construction loans to Bickford are summarized as follows:

Commencement	Rate	Maturity	Commitment	Drawn	Location
July 2016	9%	5 years	$14,000,000	$(13,047,000)	Illinois
January 2017	9%	5 years	14,000,000	(11,931,000)	Michigan
January 2018	9%	5 years	14,000,000	(4,515,000)	Virginia
July 2018	9%	5 years	14,700,000	(2,978,000)	Michigan
			$56,700,000	$(32,471,000)

The construction loans are secured by first mortgage liens on substantially all real and personal property as well as a pledge of any and all leases or agreements which may grant a right of use to the subject property. Usual and customary covenants extend to the agreements, including the borrower’s obligation for payment of insurance and taxes. NHI has a purchase option on the properties at stabilization, whereby annual rent will be set with a floor of 9.55%, based on NHI’s total investment, plus fixed annual escalators. On these and future loan development projects, Bickford as the borrower is entitled to up to $2,000,000 per project in incentive loan draws based upon the achievement of predetermined operational milestones, the funding of which will increase the principal amount and NHI's future purchase price and eventual NHI lease payment.

Our loans to Bickford represent a variable interest. Bickford is structured to limit liability for potential claims for damages, is capitalized to achieve that purpose and is considered a VIE.

Senior Living Communities

In connection with the acquisition in December 2014 of the properties leased to Senior Living, we provided a $15,000,000 revolving line of credit, the maturity of which mirrors the 15-year term of the master lease. Borrowings are used to finance construction projects within the Senior Living portfolio, including building additional units. The facility, which may be used to meet general working capital needs, is subject to reduction to $5,000,000 in 2019 and up to the lease maturity in December 2029. Amounts outstanding under the facility, $1,900,000 at December 31, 2018, bear interest at an annual rate equal to the prevailing 10-year U.S. Treasury rate, 2.69% at December 31, 2018, plus 6%.

In March 2016, we extended two mezzanine loans of up to $12,000,000 and $2,000,000, respectively, to affiliates of Senior Living, to partially fund construction of a 186-unit senior living campus on Daniel Island in South Carolina. The loans bear interest payable monthly at a 10% annual rate and mature in March 2021. The loans were fully drawn at December 31, 2018, and provide NHI with a purchase option on the development upon its meeting certain operational metrics. The option is to remain open during the term of the loans, plus any extensions.

Our loans to Senior Living and its subsidiaries represent a variable interest. Senior Living is structured to limit liability for potential claims for damages, is appropriately capitalized for that purpose and is considered a VIE.

Senior Living Management

On August 3, 2016, we entered into an agreement to furnish to our current tenant, Senior Living Management, Inc. (“SLM”), through its affiliates, loans of up to $24,500,000 to facilitate SLM’s acquisition of five senior housing facilities that it currently operates. The loans consist of two notes under a master credit agreement, include both a mortgage and a corporate loan, and bear interest at 8.25% with terms of five years, plus optional one and two-year extensions. NHI has a right of first refusal if SLM elects to sell the facilities. The loans were fully funded as of December 31, 2018.

Our loans to SLM represent a variable interest. SLM is structured to limit liability for potential damage claims, is capitalized for that purpose and is considered a VIE.

Evolve

On August 7, 2017, we completed a first mortgage loan of $10,000,000 to Evolve for the purchase of a memory care facility in New Hampshire. The loan provides for annual interest of 8% and a maturity of five years plus renewal terms at the option of the borrower. Terms of the loan grant NHI a 10% participation in the property’s appreciation during the period the loan is outstanding, and NHI also has the option to purchase the facility at fair market value after the second year of the loan. Our loan to Evolve represents a variable interest. Evolve is structured to limit liability for potential claims for damages, is capitalized to achieve that purpose and is considered a VIE.

Other Note Activity

In June 2017 Traditions of Minnesota paid off the undiscounted balance of $4,256,000 on its mortgage note outstanding to NHI. With the early payoff, we recognized interest income of $922,000 related to a prepayment penalty and the retirement of the remaining unamortized discount.

NOTE 4. OTHER ASSETS

Our other assets consist of the following (in thousands):

	As of December 31,
	2018	2017
Accounts receivable and prepaid expenses	$6,381	$2,429
Unamortized lease incentive payments	7,456	2,563
Regulatory escrows	8,208	8,208
Restricted cash	5,253	5,012
	$27,298	$18,212

Regulatory escrows include mandated deposits in connection with our entrance fee communities in Connecticut. Restricted cash includes amounts required to be held on deposit in accordance with agency agreements governing our Fannie Mae and HUD mortgages.

NOTE 5. DEBT

Debt consists of the following (in thousands):

	December 31, 2018	December 31, 2017
Revolving credit facility - unsecured	$84,000	$221,000
Bank term loans - unsecured	550,000	250,000
Private placement term loans - unsecured	400,000	400,000
HUD mortgage loans (net of discount of $1,320 and $1,402)	42,906	43,645
Fannie Mae term loans - secured, non-recourse	96,044	96,367
Convertible senior notes - unsecured (net of discount of $1,391 and $2,637)	118,609	144,938
Unamortized loan costs	(9,884)	(10,453)
	$1,281,675	$1,145,497

Aggregate principal maturities of debt as of December 31, 2018 for each of the next five years and thereafter are as follows (in thousands):

Twelve months ended December 31,
2019	$1,187
2020	1,230
2021	121,279
2022	335,328
2023	476,379
Thereafter	358,867
1,294,270
Less: discounts	(2,711)
Less: unamortized loan costs	(9,884)
$1,281,675

Revolving credit facility and bank term loans - unsecured

On September 17, 2018, we executed a $300,000,000 expansion of our bank credit facility, discussed below, whereby our total unsecured credit facility consists of $250,000,000 and $300,000,000 term loans and a $550,000,000 revolving credit facility. The $250,000,000 term loan and $550,000,000 revolving facility mature in August 2022, and the $300,000,000 term loan matures in September 2023.

The revolving facility fee is currently 20 basis points per annum, and based on our current leverage ratios, the facility presently provides for floating interest on the revolver and the term loans at 30-day LIBOR plus 115 and a blended 127 basis points, respectively. At December 31, 2018 and December 31, 2017, 30-day LIBOR was 252 and 156 basis points, respectively. Within the facility, the employment of interest rate swaps for our fixed term debt leaves only our revolving credit facility and newly issued term loan of $300,000,000 exposed to interest rate risk through April 2019, when our $40,000,000 swap expires. Our swaps and the financial instruments to which they relate are described in the table below, under the caption “Interest Rate Swap Agreements.”

At December 31, 2018, we had $466,000,000 available to draw on the revolving portion of our credit facility, to which usual and customary covenants extend. Among other stipulations, the unsecured credit facility agreement requires that we maintain certain financial ratios within limits set by our creditors. These ratios, which are calculated quarterly, have been within the limits specified in the credit facility agreements.

Pinnacle Bank is a participating member of our banking group. A member of NHI’s board of directors and chairman of our audit committee is also the chairman of Pinnacle Financial Partners, Inc., the holding company for Pinnacle Bank. NHI’s local banking transactions are conducted primarily through Pinnacle Bank.

Private placement term loans - unsecured

Our unsecured private placement term loans, payable interest-only, are summarized below (in thousands):

Amount	Inception	Maturity	Fixed Rate

$125,000	January 2015	January 2023	3.99%
50,000	November 2015	November 2023	3.99%
75,000	September 2016	September 2024	3.93%
50,000	November 2015	November 2025	4.33%
100,000	January 2015	January 2027	4.51%
$400,000

Except for specific debt-coverage ratios, covenants pertaining to the private placement term loans are generally conformed with those governing our credit facility.

HUD mortgage loans

Our HUD mortgage loans are secured by ten properties leased to Bickford and having a net book value of $50,867,000 at December 31, 2018. Nine mortgage notes require monthly payments of principal and interest from 4.3% to 4.4% (inclusive of mortgage insurance premium) and mature in August and October 2049. One additional HUD mortgage loan assumed in 2014, at a discount, requires monthly payments of principal and interest of 2.9% (inclusive of mortgage insurance premium) and matures in October 2047. The loan has an outstanding principal balance of $8,705,000 and a carrying value of $7,385,000, which approximates fair value.

Fannie Mae term loans - secured, non-recourse

In March 2015 we obtained $78,084,000 in Fannie Mae financing. The term debt financing consists of interest-only payments at an annual rate of 3.79% and a 10-year maturity. The mortgages are non-recourse and secured by thirteen properties leased to Bickford. In a December 2017 acquisition, we assumed additional Fannie Mae debt that amortizes through 2025 when a balloon payment will be due, is subject to prepayment penalties until 2024, bears interest at a nominal rate of 4.6%, and has remaining balance of $17,960,000 at December 31, 2018. All together, these notes are secured by facilities having a net book value of $138,273,000 at December 31, 2018.

Convertible senior notes - unsecured

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

During the years ended December 31, 2018 and 2017, we undertook targeted open-market repurchases of certain of these convertible notes. Payments of cash negotiated in the transactions were dependent on prevailing market conditions, our liquidity requirements, contractual restrictions, individual circumstances of the selling parties and other factors. Settlement of the notes requires management to allocate the consideration we ultimately pay between the debt component and the equity conversion feature as though they were separate instruments. The allocation is effected by determining the fair value of the debt component first, with any remainder allocated to the conversion feature. Amounts expended to settle the notes are recognized first as a settlement of the notes at our carrying value and then are recognized in income to the extent the portion allocated to the debt instrument differs from carrying value. The remainder of the allocation, if any, is treated as settlement of equity and adjusted through our capital in excess of par account.

A roll-forward of our convertible note balances, including the effect of year-to-date amortization, net of issuance costs, is presented below:

	December 31, 2017	Cash Paid	Amortization	December 31, 2018
Face Amount	$147,575	$(27,575)	$—	$120,000
Discount	(2,637)	$458	$788	(1,391)
Issuance Costs	(1,752)	$297	$545	(910)
Carrying Value	$143,186			$117,699

Total expenditures of $29,985,000 include paid amounts of $27,558,000 allocated to the note retirement with the remaining expenditure of $2,427,000 allocated to capital in excess of par. A loss of $738,000 for the year ended December 31, 2018, resulted from the excess of cash expenditures over the book value of the notes retired, net of discount and issuance costs.

As of December 31, 2018, our senior unsecured convertible notes were convertible at a rate of 14.42 shares of common stock per $1,000 principal amount, representing a conversion price of approximately $69.36 per share for a total of 1,730,174 remaining underlying shares. For the year ended December 31, 2018, dilution resulting from the conversion option within our convertible debt is 80,123 shares. If NHI’s current share price increases above the adjusted $69.36 conversion price, further dilution will be attributable to the conversion feature. On December 31, 2018, the value of the convertible debt, computed as if the debt were immediately eligible for conversion, exceeded its face amount by $10,697,000.

Interest Rate Swap Agreements

Our existing interest rate swap agreements will collectively continue through June 2020 to hedge against fluctuations in variable interest rates applicable to our $250,000,000 bank term loan. With the amendment to our credit facility in August 2017, the introduction to the bank term loan of a LIBOR floor not present in the hedges resulted in hedge inefficiency of $353,000, which we credited to interest expense in 2017. On January 1, 2018, we adopted ASU 2017-12 Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, as discussed in Note 14. Upon the adoption of the new standard, we reversed cumulative ineffectiveness, resulting in a retroactive net charge to retained earnings and a credit to accumulated other comprehensive income (loss) of $235,000 as of January 1, 2018. During the next year, approximately $963,000 of gains, which are included in accumulated other comprehensive income (loss), are projected to be reclassified into earnings.

As of December 31, 2018, we employ the following interest rate swap contracts to mitigate our interest rate risk on the $250,000,000 term loan (dollars in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value
May 2012	April 2019	2.84%	1-month LIBOR	$40,000	$130
June 2013	June 2020	3.41%	1-month LIBOR	$80,000	$480
March 2014	June 2020	3.46%	1-month LIBOR	$130,000	$687

If the fair value of the hedge is an asset, we include it in our Consolidated Balance Sheets among other assets, and, if a liability, as a component of accrued expenses. See Note 11 for fair value disclosures about our interest rate swap agreements. Net asset (liability) balances for our hedges included as components of consolidated other comprehensive income on December 31, 2018 and 2017 were $1,297,000 and $(588,000), respectively.

The following table summarizes interest expense (in thousands):

	Year Ended December 31,
	2018	2017	2016
Interest expense on debt at contractual rates	$45,789	$40,385	$36,197
Losses reclassified from accumulated other
comprehensive income (loss) into interest expense	164	2,627	3,928
Ineffective portion of cash flow hedges	—	(353)	18
Capitalized interest	(212)	(510)	(549)
Charges taken on amending bank credit facility	—	583	—
Amortization of debt issuance costs and debt discount	3,314	3,592	3,514
Total interest expense	$49,055	$46,324	$43,108

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

	Asset Class	Type	Total	Funded	Remaining
Loan Commitments:
LCS Sagewood Note A	SHO	Construction	$118,800,000	$(76,653,000)	$42,147,000
LCS Sagewood Note B	SHO	Construction	61,200,000	(10,165,000)	51,035,000
LCS Timber Ridge Note A	SHO	Construction	60,000,000	(58,158,000)	1,842,000
Bickford Senior Living	SHO	Construction	56,700,000	(32,471,000)	24,229,000
Senior Living Communities	SHO	Revolving Credit	15,000,000	(1,900,000)	13,100,000
			$311,700,000	$(179,347,000)	$132,353,000

See Note 3 to our consolidated financial statements for full details of our loan commitments. As provided above, loans funded do not include the effects of discounts or commitment fees.

	Asset Class	Type	Total	Funded	Remaining
Development Commitments:
Ignite Medical Resorts	SNF	Construction	25,350,000	(4,674,000)	20,676,000
Woodland Village	SHO	Renovation	7,450,000	(6,867,000)	583,000
Senior Living Communities	SHO	Renovation	6,830,000	(4,772,000)	2,058,000
Bickford Senior Living	SHO	Renovation	1,750,000	(1,597,000)	153,000
Navion Senior Solutions	SHO	Construction	650,000	—	650,000
Discovery Senior Living	SHO	Renovation	500,000	(289,000)	211,000
			$42,530,000	$(18,199,000)	$24,331,000

	Asset Class	Type	Total	Funded	Remaining
Contingencies:
Bickford Senior Living	SHO	Lease Inducement	$10,000,000	$(7,500,000)	$2,500,000
Bickford Senior Living	SHO	Incentive Loan Draws	8,000,000	(250,000)	7,750,000
Navion Senior Solutions	SHO	Lease Inducement	4,850,000	—	4,850,000
Ignite Medical Resorts	SNF	Lease Inducement	2,000,000	—	2,000,000
			$24,850,000	$(7,750,000)	$17,100,000

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

Litigation

On June 15, 2018, East Lake Capital Management LLC and certain related entities, including Regency, filed suit against NHI and NHI-REIT of Axel, LLC, in the District Court of Dallas County, Texas; 95th Judicial District for injunctive and declaratory relief and unspecified monetary damages, including attorney’s fees. The suit sought, among other things, to enjoin NHI from making certain references to East Lake in NHI’s public filings. In response to this lawsuit, related litigation, and other circumstances, we entered motions calling for the immediate appointment of a receiver and for pre-judgment possession, hearing, and bond.

Resulting from these claims and counterclaims, on December 6, 2018, the plaintiff parties entered into an agreement with NHI under Texas Rule of Civil Procedure 11, which rule ensures the enforceability of an agreement between lawyers in a case when the agreement is in writing and filed in the papers of the court. The agreement provided that Regency vacate our facilities in Indiana and North Carolina on December 7, 2018 and in Tennessee on December 14, 2018. Further, Regency agreed to provide minimal levels of cooperation in transitioning the facilities.

The original libel action of the East Lake affiliated entities survives the Rule 11 agreement and is set to continue in January 2019. NHI is not precluded from further action in damages under terms of the lease.

Our facilities are subject to claims and suits in the ordinary course of business. Our lessees and borrowers have indemnified, and are obligated to continue to indemnify us, against all liabilities arising from the operation of the facilities, and are further obligated to indemnify us against environmental or title problems affecting the real estate underlying such facilities. While there may be lawsuits pending against certain of the owners and/or lessees of the facilities, management believes that the ultimate resolution of all such pending proceedings will have no material effect on our financial statements.

NOTE 7. INVESTMENT AND OTHER GAINS

The following table summarizes our investment and other gains (in thousands):

	Year Ended December 31,
	2018	2017	2016
Gains on sales of marketable securities	$—	$10,038	$29,673
Gain on sale of real estate	—	50	4,582
Other gains	—	—	1,657
	$—	$10,088	$35,912

During the years ended December 31, 2017 and 2016, we recognized gains on sales of marketable securities which were reclassified from accumulated other comprehensive income.

NOTE 8. SHARE-BASED COMPENSATION

We recognize share-based compensation for all stock options granted over the requisite service period using the fair value of these grants as estimated at the date of grant using the Black-Scholes pricing model over the requisite service period using the market value of our publicly-traded common stock on the date of grant.

Share-Based Compensation Plans

The Compensation Committee of the Board of Directors (the “Committee”) has the authority to select the participants to be granted options; to designate whether the option granted is an incentive stock option (“ISO”), a non-qualified option, or a stock appreciation right; to establish the number of shares of common stock that may be issued upon exercise of the option; to establish the vesting provision for any award; and to establish the term any award may be outstanding. The exercise price of any ISO’s granted will not be less than 100% of the fair market value of the shares of common stock on the date granted and the term of an ISO may not be more than ten years. The exercise price of any non-qualified options granted will not be less than 100% of the fair market value of the shares of common stock on the date granted unless so determined by the Committee.

In May 2012, our stockholders approved the 2012 Stock Incentive Plan (the “2012 Plan”) pursuant to which 1,500,000 shares of our common stock were made available to grant as share-based payments to employees, officers, directors or consultants. Through a vote of our shareholders in May 2015, we increased the maximum number of shares under the plan from 1,500,000 shares to 3,000,000 shares; increased the automatic annual grant to non-employee directors from 15,000 shares to 20,000 shares; and limited the Company’s ability to re-issue shares under the Plan. Through a second amendment approved on May 4, 2018, our shareholders voted to increase the maximum number of shares under the plan to 3,500,000 and to increase the automatic annual grant to non-employee directors to 25,000. The individual restricted stock and option grant awards may vest over periods up to five years. The term of the options under the 2012 Plan is up to ten years from the date of grant. As of December 31, 2018, there were 921,669 shares available for future grants under the 2012 Plan.

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

Compensation expense is recognized only for the awards that ultimately vest. Accordingly, forfeitures that were not expected may result in the reversal of previously recorded compensation expense. We consider the historical employee turnover rate in our estimate of the number of stock option forfeitures. Our compensation expense reported for the years ended December 31, 2018, 2017 and 2016 was $2,490,000, $2,612,000 and $1,732,000, respectively, and is included in general and administrative expense in the Consolidated Statements of Income.

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

Stock Options

The weighted average fair value per share of options granted was $4.49, $5.76 and $3.65 for 2018, 2017 and 2016, respectively.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2018	2017	2016
Dividend yield	6.5%	5.3%	6.2%
Expected volatility	19.4%	19.8%	19.1%
Expected lives	2.9 years	2.9 years	2.9 years
Risk-free interest rate	2.39%	1.49%	0.91%

Stock Option Activity

The following tables summarize our outstanding stock options:

			Weighted Average
	Number	Weighted Average	Remaining	Aggregate
	of Shares	Exercise Price	Contractual Life (Years)	Intrinsic Value
Outstanding December 31, 2015	741,676	$60.43
Options granted under 2012 Plan	470,000	$60.78
Options exercised under 2005 Plan	(61,666)	$52.36
Options exercised under 2012 Plan	(608,331)	$65.18
Outstanding December 31, 2016	541,679	$65.84
Options granted under 2012 Plan	495,000	$74.90
Options exercised under 2005 Plan	(15,000)	$47.52
Options exercised under 2012 Plan	(155,829)	$65.73
Options canceled under 2012 Plan	(6,668)	$60.52
Outstanding December 31, 2017	859,182	$70.11
Options granted under 2012 Plan	560,000	$64.33
Options exercised under 2005 Plan	(6,668)	$72.11
Options exercised under 2012 Plan	(462,167)	$65.03
Options canceled under 2012 Plan	(30,001)	$66.73
Outstanding December 31, 2018	920,346	$69.24	3.35	$5,798,000

Exercisable December 31, 2018	476,992	$70.93	2.88	$2,204,000

			Remaining
Grant	Number	Exercise	Contractual
Date	of Shares	Price	Life in Years
2/25/2014	15,000	$61.31	0.15
2/20/2015	50,002	$72.11	1.14
2/22/2016	36,668	$60.52	2.15
3/8/2016	26,667	$63.63	2.19
2/22/2017	399,170	$74.78	3.15
9/1/2017	10,000	$80.55	3.68
2/20/2018	382,839	$64.33	4.14
Outstanding December 31, 2018	920,346

The weighted average remaining contractual life of all options outstanding at December 31, 2018 is 3.35 years. Including outstanding stock options, our stockholders have authorized an additional 1,842,015 shares of common stock that may be issued under the share-based payments plans.

The following table summarizes our outstanding non-vested stock options:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested December 31, 2017	400,019	$5.10
Options granted under 2012 Plan	560,000	$4.49
Options vested under 2012 Plan	(494,996)	$4.62
Options vested under 2005 Plan	(6,668)	$4.91
Non-vested options canceled under 2012 Plan	(15,001)	$4.99
Non-vested December 31, 2018	443,354	$4.87

At December 31, 2018, we had, net of expected forfeitures, $586,000 of unrecognized compensation cost related to unvested stock options which is expected to be expensed over the following periods: 2019 - $528,000 and 2020 - $58,000. Stock-based compensation is included in general and administrative expense in the Consolidated Statements of Income.

The intrinsic value of the total options exercised for the years ended December 31, 2018, 2017 and 2016 was $6,105,000 or $13.02 per share; $2,314,000 or $13.55 per share, and $4,730,000 or $7.06 per share, respectively.

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

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per common share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2018	2017	2016
Net income attributable to common stockholders	$154,333	$159,365	$151,540

BASIC:
Weighted average common shares outstanding	41,943,873	40,894,219	39,013,412

DILUTED:
Weighted average common shares outstanding	41,943,873	40,894,219	39,013,412
Stock options and restricted shares	67,735	67,703	52,497
Convertible senior notes - unsecured	80,123	189,531	89,471
Average dilutive common shares outstanding	42,091,731	41,151,453	39,155,380

Net income per common share - basic	$3.68	$3.90	$3.88
Net income per common share - diluted	$3.67	$3.87	$3.87

Net share effect of anti-dilutive stock options	518	573	6,366

Regular dividends declared per common share	$4.00	$3.80	$3.60

NOTE 10. INCOME TAXES

Beginning with our inception in 1991, we have elected to be taxed as a REIT under the Internal Revenue Code (the “Code”). We elected that our subsidiary established on September 30, 2012 in connection with the Bickford arrangement (which previously held our ownership interest in an operating company) be taxed as a TRS under provisions of the Code. The TRS was subject to federal and state income taxes like those applicable to regular corporations. As discussed in Note 2, we terminated our participation in the joint venture resident in our TRS on September 30, 2016. Aside from such income taxes which have been applicable to any taxable income in the TRS, we will not be subject to federal income tax provided that we continue to qualify as a REIT and make distributions to stockholders equal to or in excess of 90% of our taxable income.

Per share dividend payments to common stockholders for the last three years are characterized for tax purposes as follows:

(Unaudited)	2018	2017	2016
Ordinary income	$3.33730	$2.93054	$2.67863
Capital gain	—	0.20643	0.92137
Return of capital	0.66270	0.66303	—
Dividends paid per common share	$4.00	$3.80	$3.60

Our consolidated provision for state and federal income tax expense (benefit) for the years ended December 31, 2018, 2017, and 2016 was $138,000, $124,000, and $854,000, respectively. In regard to our TRS, at the conclusion of 2016 we maintained a deferred tax asset of approximately $433,000, all of which had been fully reserved through a valuation allowance. During 2017, as a result of the enactment of a new statutory federal income tax rate, that tax asset has been revalued at $334,000, all of which is still fully reserved.

We have recorded state income tax expense of $138,000, $124,000 and $105,000 or the years ended December 31, 2018, 2017, and 2016, respectively, related to a franchise tax levied by the state of Texas that has attributes of an income tax. Our state income taxes described above are combined in franchise, excise and other taxes in our Consolidated Statements of Income. Income taxes related to the equity interest in the unconsolidated operating company whose interest is owned by our TRS are included in our Consolidated Statements of Income under the caption Income tax expense of taxable REIT subsidiary.

We made state income tax payments of $124,000, $170,000,and $30,000 for the years ended December 31, 2018, 2017, and 2016, respectively.

NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial assets and liabilities measured at fair value (based on the hierarchy of the three levels of inputs described in Note 1 on a recurring basis have included marketable securities, derivative financial instruments and contingent consideration arrangements. Marketable securities have consisted of common stock of other healthcare REITs. Derivative financial instruments include our interest rate swap agreements. Contingent consideration arrangements relate to certain provisions of recent real estate purchase agreements involving business combinations.

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

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurement
	Balance Sheet Classification	December 31, 2018	December 31, 2017
Level 2
Interest rate swap asset	Other assets	$1,297	$159
Interest rate swap liability	Accounts payable and accrued expenses	$—	$747

Carrying values and fair values of financial instruments that are not carried at fair value at December 31, 2018 and 2017 in the Consolidated Balance Sheets are as follows (in thousands):

	Carrying Amount		Fair Value Measurement
	2018	2017	2018	2017
Level 2
Variable rate debt	$628,010	$465,642	$634,000	$471,000
Fixed rate debt	$653,665	$679,855	$644,745	$679,385

Level 3
Mortgage and other notes receivable	$246,111	$141,486	$244,206	$140,049

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

Carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The fair value of our borrowings under our credit facility are reasonably estimated at their contractual value at December 31, 2018 and 2017, due to the predominance of floating interest rates, which generally reflect market conditions.

NOTE 12. LIMITS ON COMMON STOCK OWNERSHIP

The Company’s charter contains certain provisions which are designed to ensure that the Company’s status as a REIT is protected for federal income tax purposes. One of the provisions ensures that any transfer (of shares) which would cause NHI to be beneficially owned by fewer than 100 persons or would cause NHI to be “closely-held” under the Internal Revenue Code would be void which, subject to certain exceptions, result in no stockholder being allowed to own, either directly or indirectly pursuant to certain tax attribution rules, more than 9.9% of the Company’s common stock with the exception of prior agreements in 1991 which were confirmed in writing in 2008 with the Company’s founders Dr. Carl E. Adams and Jennie Mae Adams and their lineal descendants. Based on these agreement, the ownership limit for all other stockholders is approximately 7.5%. If a stockholder’s stock ownership exceeds the limit, then such shares over the limit become Excess Stock within the meaning in the Company’s charter whose rights to vote and receive dividends in certain situations. Our charter gives our Board of Directors broad powers to prohibit and rescind any attempted transfer in violation of the ownership limits.  In addition, W. Andrew Adams’ Excess Holder Agreement also provides that he will not own shares of stock in any tenant of the Company if such ownership would cause the Company to constructively own more than a 9.9% interest in such tenant.  The purpose of these provisions is to protect the Company’s status as a REIT for tax purposes.

NOTE 13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth selected quarterly financial data for the two most recent fiscal years (in thousands, except share and per share amounts).

2018	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Net revenues	$72,746	$72,956	$74,915	$73,995

Net income attributable to common stockholders	$38,432	$37,839	$40,979	$37,083

Weighted average common shares outstanding:
Basic	41,532,154	41,704,819	42,187,077	42,351,443
Diluted	41,576,876	41,786,829	42,434,499	42,568,720

Earnings per common share:
Net income attributable to common stockholders - basic	$.93	$.91	$.97	$.88
Net income attributable to common stockholders - diluted	$.92	$.91	$.97	$.87

2017	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Net revenues	$66,388	$69,836	$71,352	$71,083
Investment and other gains	10,088	—	—	—

Net income attributable to common stockholders	$44,230	$38,245	$39,092	$37,798

Weighted average common shares outstanding:
Basic	39,953,804	40,982,244	41,108,699	41,532,130
Diluted	40,108,762	41,245,173	41,448,263	41,803,615

Earnings per common share:
Net income attributable to common stockholders - basic	$1.11	$.93	$.95	$.91
Net income attributable to common stockholders - diluted	$1.10	$.93	$.94	$.90

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

The Company adopted this standard using the modified retrospective method on January 1, 2018. The ASU provides for revenues from leases to continue to follow the guidance in Topics 840 and 842 (when adopted) and provides for loans to follow established guidance in Topic 310. Because this ASU specifically excludes these areas of our operations from its scope, there was no impact to our accounting for lease revenue and interest income resulting from the ASU. Additionally, the other significant types of contracts in which we periodically engage, sales of real estate to customers, typically never remain executory across points in time, so that nuances related to the timing of revenue recognition as mandated under Topic 606 are not expected to impact our results of operations or financial position. Because all performance obligations from these contracts can therefore be expected to continue to fall within a single period, the timing of our revenue recognition from future sales of real estate is not expected to be affected by the ASU. A number of practical expedients are available in applying the recognition and measurement principles within the standard, including those permitting the aggregation of contract revenues and costs with components of interest income or amortization expense whose period of aggregation, within parameters, is not considered to be of significant duration for separate treatment. We realized no significant revenues in 2018 within the scope of ASU 2014-09, and, accordingly, adoption of the ASU did not have a material impact on the timing and measurement of the Company’s revenues.

In February 2016 the FASB issued ASU 2016-02, Leases, which has been codified under ASC Topic 842. In July and December 2018 the FASB updated the pending Topic 842 with ASU 2018-11, Leases – Targeted Improvements, and ASU 2018-20, Narrow-

Scope Improvements for Lessors, respectively. ASU 2018-11 provides a new transition method under which we will apply the new leases standard as of the application date and recognize a cumulative-effect adjustment, as appropriate, to the opening balance of retained earnings in the period of adoption. Consequently, our reporting for the comparative periods presented in the financial statements in which we adopt the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases).
ASU 2018-20 was issued to address implementation issues related to Topic 842. We adopted Topic 842 on January 1, 2019 (the “application date”), and, effective with our adoption, we elected the package of practical expedients allowing, among other provisions, for transition with no reassessment of the lease classification for any expired or existing leases. No cumulative effect adjustment to retained earnings was necessary, based on our analysis. The Narrow-Scope Improvements for Lessors under ASU 2018-20 requires NHI to exclude from variable payments, and therefore revenue, our costs paid by our tenants directly to third parties. Some of our leases require property tax and insurance costs be covered by our tenants through escrow reimbursement. We serve as the administrative agent for these escrow transactions and ASU 2018-20 requires the implied revenue and expense impact of these transactions, $4,159,000 for the year ended December 31, 2018, be included in our consolidated financial statements.

The principal difference between Topic 842 and previous guidance is that, for lessees, lease assets and lease liabilities arising from operating leases will be recognized in the balance sheet. While the accounting applied by a lessor is largely unchanged from that applied under previous GAAP, changes have been made to align i) certain lessor and lessee accounting guidance, and ii) key aspects of the lessor accounting model with the revenue recognition guidance in Topic 606, Revenue from Contracts with Customers, which we adopted January 1, 2018. Under Topic 842 and unlike prior GAAP, a buyer-lessor in a sale-leaseback transaction will be required to apply the sale and leaseback guidance to determine whether the transaction qualifies as a sale. Topic 842 includes provisions which generally conform with Topic 606, and the presence of a seller-lessee repurchase option on real estate in a sale and leaseback transaction will result in recording the transaction as a financing that would otherwise meet the lease accounting requirements for buyer-lessors under previous guidance. Going forward under Topic 842, for us as lessor, existing sale-leaseback or other leases that undergo modifications may trigger reconsideration of continued accounting for the lease.

Because NHI has ceased inclusion of purchase options in new sale-leaseback transactions, we expect no material effects from the change in sale-leaseback guidance as it relates to repurchase options..

In April 2018, we entered into a ground lease as lessee in connection with our acquisition of certain real estate assets. In accordance with transition elections allowed under Topic 842, discussed above, we have continued to account for the lease as an operating lease. Upon adoption of the standard, as lessee we recognized a right-of-use asset and a lease liability at the application date. No cumulative effect adjustment to retained earnings was required to effect a net balance sheet adjustment resulting in an additional operating lease liability and right-of-use asset approximating $1,176,000, as a result of our adoption of Topic 842.

Consistent with present standards, upon the adoption of Topic 842, NHI will continue to account for lease revenue on a straight-line basis for most leases. Under Topic 842 only initial direct costs that are incremental to the lessor are capitalized, a standard consistent with NHI’s current practice. Under provisions of ASU 2018-20, discussed above, we will continue to exclude from variable payments lessor costs paid by our lessees directly to third parties, as consistent with our current practice.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. ASU 2016-13 will require more timely recognition of credit losses associated with financial assets. While current GAAP includes multiple credit impairment objectives for instruments, the previous objectives generally delayed recognition of the full amount of credit losses until the loss was probable of occurring. The amendments in ASU 2016-13, whose scope is asset-based and not restricted to financial institutions, eliminate the probable initial recognition threshold in current GAAP and, instead, reflect an entity’s current estimate of all expected credit losses. Currently, when credit losses were measured under GAAP, we generally only considered past events and current conditions in measuring the incurred loss. The amendments in ASU 2016-13 broaden the information that we must consider in developing our expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss that will be more useful to users of the financial statements. ASU 2016-13 is effective for public entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, aligns the transition requirements and clarifies that operating lease receivables are excluded from the scope of ASU 2016-13. Instead, impairment of operating lease receivables is to be accounted for under ASC 842. Because we are likely to continue to invest in loans and generate receivables, adoption of ASU 2016-13 and the clarifying ASU 2018-19 in 2020 will have some effect on our accounting for our loan investments, though the nature of those effects will depend on the composition of our loan portfolio at that time; accordingly, we are in the initial stages of evaluating the extent of the effects, if any, that adopting the provisions of ASU 2016-13 in 2020 will have on NHI.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents, generally by requiring the inclusion of restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU do not provide a definition of restricted cash or restricted cash equivalents. ASU 2016-18 is effective for public entities for fiscal years beginning after December 15, 2017, including interim periods. ASU 2016-18 improves financial reporting by conforming diverse practice to a single standard. In the fourth quarter of 2018 we reclassified amounts previously included among other assets and described as “reserves for replacement, insurance and tax escrows” as “restricted cash.” The adoption of ASU 2016-18, effective January 1, 2018, had no effect on net income or retained earnings and had no effect on other line items in our consolidated balance sheets or statements of income.

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

NOTE 15. SUBSEQUENT EVENTS

Wingate

On January 15, 2019, we acquired a senior living campus in Massachusetts for a purchase price of $50,300,000, including closing costs of $300,000. The facility is leased to Wingate Healthcare, Inc. (“Wingate”) for a term of 10 years, with three five-year renewal options, at an initial lease rate of 7.5% plus annual fixed escalators. We have committed to the additional funding of up to $1,900,000 in capital improvements, and the lease provides for incentives of $5,000,000 to become available beginning in 2020 upon the attainment of certain operating metrics. NHI will have a right of first offer on two additional Wingate-operated facilities. We accounted for the transaction as an asset acquisition.

Holiday

On January 31, 2019, we acquired a senior housing facility in Vero Beach, Florida in exchange for $38,000,000 toward the receivable of $55,125,000 arising from the Holiday lease amendment, as discussed in Note 2. We added the property to our Holiday master lease at an initial lease rate of 6.71%. Upon our acquisition of the Vero Beach property, under provisions of ASC Topic 842, Leases, we reconsidered our accounting for the Holiday lease, with no changes considered necessary. Holiday settled the remaining payable to NHI with cash of $17,125,000 at closing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Control and Procedures. As of December 31, 2018, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities and Exchange Act of 1934, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CAO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the CEO and CAO concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2018.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018. The Company’s independent registered public accounting firm, BDO USA, LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
National Health Investors, Inc.
Murfreesboro, Tennessee

Opinion on Internal Control over Financial Reporting

We have audited National Health Investors, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules and our report dated February 19, 2019 expressed an unqualified opinion thereon.

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
February 19, 2019

ITEM 9B. OTHER INFORMATION.

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

We have filed with the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding the Company’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A.12(a) of the NYSE Listed Company Manual. Additionally, we have filed as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2018, the applicable certifications of our Chief Executive Officer and our Chief Accounting Officer as required under Section 302 of the Sarbanes-Oxley Act of 2002.

Incorporated by reference from the information in our definitive proxy statement for the 2019 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 11.  EXECUTIVE COMPENSATION.

Incorporated by reference from the information in our definitive proxy statement for the 2019 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference from the information in our definitive proxy statement for the 2019 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated by reference from the information in our definitive proxy statement for the 2019 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Incorporated by reference from the information in our definitive proxy statement for the 2019 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

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
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

10.2	Amendment No. 5 to the Company’s Master Agreement to Lease with NHC (Incorporated by reference to Exhibit 10.2 to Form 10-K dated March 10, 2006)
10.3	Amendment No. 6 to the Company’s Master Agreement to Lease with NHC (Incorporated by reference to Exhibit 10.1 to Form 10-Q dated November 4, 2013)
10.4	Amended and Restated Amendment No. 6 to the Company’s Master Agreement to Lease with NHC (Incorporated by reference to Exhibit 10.4 to Form 10-K filed February 14, 2014)
*10.5	2005 Stock Option Plan (Incorporated by reference to Exhibit 4.10 to the Company’s registration statement on Form S-8 filed August 4, 2005)
*10.6	2012 Stock Option Plan (Incorporated by reference to Exhibit A to the Company’s Proxy Statement filed March 23, 2012)
*10.7	First Amendment to the 2005 Stock Option, Restricted Stock & Stock Appreciation Rights Plan (Incorporated by reference to Appendix A to the Company’s Proxy Statement filed March 17, 2006)
*10.8	Second Amendment to the 2005 Stock Option, Restricted Stock & Stock Appreciation Rights Plan (Incorporated by reference to Exhibit B to the Company’s Proxy Statement filed March 23, 2009)
10.9	Excepted Holder Agreement - W. Andrew Adams (Incorporated by reference to Exhibit 10.6 to Form 10-K dated February 24, 2009)
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
10.13
Membership Interest Purchase Agreement dated as of June 24, 2013 among Care Investment Trust Inc., Care YBE Subsidiary LLC and NHI-Bickford RE, LLC (Incorporated by reference to Exhibit 10.1 to Form 10-Q dated August 5, 2013)

10.14
Master Lease dated as of December 23, 2013 between NHI- REIT of Next House, LLC, Myrtle Beach Retirement Residence LLC and Voorhees Retirement Residence LLC, individually and collectively as Landlord, and NH Master Tenant LLC, as Tenant (Incorporated by reference to Exhibit 10.2 to Form 8-K dated December 23, 2013)

10.15
Guarantee of Lease Agreement dated as of December 23, 2013 between NHI-REIT of Next House, LLC, Myrtle Beach Retirement Residence LLC and Voorhees Retirement Residence LLC, individually and collectively as Landlord, and Holiday AL Holdings, LP as Guarantor (Incorporated by reference to Exhibit 10.3 to Form 8-K dated December 23, 2013)

10.16
Purchase Agreement dated as of November 18, 2013 between the Registrant and certain subsidiaries of Holiday Acquisition Holdings LLC (Incorporated by reference to Exhibit 10.31 to Form 10-K filed February 18, 2014)

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

*10.20	First amendment to 2012 Stock Incentive Plan (Incorporated by reference to Appendix A to Proxy Statement filed March 20, 2015)
10.21	Construction and Term Loan Agreement dated February 10, 2015 between the Company and LCS-Westminster Partnership (Incorporated by reference to Exhibit 10.21 to Form 10-K filed February 16, 2018)
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

10.31	Third Amendment to the Note Purchase Agreement dated as of November 3, 2015, made and entered into as of August 8, 2017 (Incorporated by reference to Exhibit 99.1 to Form 8-k filed August 14, 2017)
10.32	Fifth Amendment to Note Purchase Agreement dated January 13, 2015, made and entered into as of August 8, 2017 (Incorporated by reference to Exhibit 99.2 to Form 8-k filed August 14, 2017)
*10.33	Second Amendment to 2012 Stock Incentive Plan (Incorporated by reference to Appendix A to Proxy Statement filed March 20, 2018)

10.34
Amendment To Master Lease and Termination Of Guaranty dated as of November 5, 2018, by and among NHI-REIT of Next House, LLC, Myrtle Beach Retirement Residence LLC, Voorhees Retirement Residence LLC, NH Master Tenant LLC, and Holiday AL Holdings LP (Incorporated by reference to Exhibit 99.2 to Form 8-K filed November 6, 2018)

10.35
Term Loan Agreement dated as of September 17, 2018, by and among National Health Investors, Inc., the Lenders Party thereto, and Wells Fargo Bank, National Association as Administrative Agent (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 6, 2018)

10.36	Construction and Term Loan Agreement dated December 21, 2018 between the Company and LCS-Westminster Partnership IV, LLP (filed herewith)
21	Subsidiaries (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99.1	Financial Statement Schedules (filed herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Indicates management contract or compensatory plan or arrangement.

ITEM 16. SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.

BY:/s/ D. Eric Mendelsohn
D. Eric Mendelsohn
Date: February 19, 2019	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. Eric Mendelsohn	President and Chief Executive Officer	February 19, 2019
D. Eric Mendelsohn	(Principal Executive Officer)

/s/ Roger R. Hopkins	Chief Accounting Officer	February 19, 2019
Roger R. Hopkins	(Principal Financial Officer and Principal Accounting Officer)

/s/ W. Andrew Adams	Chairman of the Board	February 19, 2019
W. Andrew Adams

/s/ James R. Jobe	Director	February 19, 2019
James R. Jobe

/s/ Robert A. McCabe, Jr.	Director	February 19, 2019
Robert A. McCabe, Jr.

/s/ Robert T. Webb	Director	February 19, 2019
Robert T. Webb