Form 10-Q
period 2019-03-31
NATIONAL HEALTH INVESTORS INC
filed 2019-05-07
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ x ]
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	NHI	New York Stock Exchange

There were 43,199,318 shares of common stock outstanding of the registrant as of May 3, 2019.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets:
Real estate properties:
Land	$207,380	$202,196
Buildings and improvements	2,676,127	2,599,526
Construction in progress	19,810	16,643
	2,903,317	2,818,365
Less accumulated depreciation	(468,562)	(451,483)
Real estate properties, net	2,434,755	2,366,882
Mortgage and other notes receivable, net	257,481	246,111
Cash and cash equivalents	5,177	4,659
Straight-line rent receivable	75,123	105,620
Assets held for sale, net	3,745	—
Other assets	29,987	27,298
Total Assets	$2,806,268	$2,750,570

Liabilities and Stockholders’ Equity:
Debt	$1,287,205	$1,281,675
Accounts payable and accrued expenses	22,532	19,890
Dividends payable	45,359	42,700
Lease deposit liabilities	10,638	10,638
Deferred income	24,550	5,954
Total Liabilities	1,390,284	1,360,857

Commitments and Contingencies

Stockholders' Equity:
Common stock, $.01 par value; 60,000,000 shares authorized;
43,199,318 and 42,700,411 shares issued and outstanding	432	427
Capital in excess of par value	1,406,822	1,369,919
Cumulative net income in excess of dividends	8,388	18,068
Accumulated other comprehensive income	342	1,299
Total Stockholders' Equity	1,415,984	1,389,713
Total Liabilities and Stockholders’ Equity	$2,806,268	$2,750,570

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements. The Condensed Consolidated Balance Sheet at December 31, 2018 was derived from the audited consolidated financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2019	2018
	(unaudited)
Revenues:
Rental income	$70,953	$69,253
Interest income and other	5,154	3,493
	76,107	72,746
Expenses:
Depreciation	18,491	17,335
Interest	13,518	11,614
Legal	270	111
Franchise, excise and other taxes	545	346
General and administrative	4,014	4,170
Property taxes and insurance on leased properties	1,090	—
Loan and realty losses	2,500	—
	40,428	33,576

Income before loss on convertible note retirement	35,679	39,170
Loss on convertible note retirement	—	(738)
Net income	$35,679	$38,432

Weighted average common shares outstanding:
Basic	42,825,824	41,532,154
Diluted	43,125,032	41,576,876

Earnings per common share:
Net income per common share - basic	$.83	$.93
Net income per common share - diluted	$.83	$.92

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	March 31,
	2019	2018
	(unaudited)

Net income	$35,679	$38,432
Other comprehensive income (loss):
Increase (decrease) in fair value of cash flow hedges	(665)	1,646
Reclassification for amounts recognized as interest expense	(292)	276
Total other comprehensive income (loss)	(957)	1,922
Comprehensive income	$34,722	$40,354

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2019	2018
	(unaudited)
Cash flows from operating activities:
Net income	$35,679	$38,432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,491	17,335
Amortization of debt issuance costs and debt discounts	1,263	1,069
Amortization of commitment fees and note receivable discounts	(119)	(552)
Amortization of lease incentives	168	63
Straight-line rent income	(5,228)	(5,962)
Non-cash interest income on construction loans	(548)	(436)
Loss on convertible note retirement	—	738
Loan and realty losses	2,500	—
Payment of lease incentives	(1,250)	—
Non-cash stock-based compensation	2,001	1,425
Changes in operating assets and liabilities:
Other assets	2,961	(3,876)
Accounts payable and accrued expenses	1,597	585
Deferred income	16,322	56
Net cash provided by operating activities	73,837	48,877

Cash flows from investing activities:
Investments in mortgage and other notes receivable	(11,002)	(5,905)
Collections of mortgage and other notes receivable	300	2,535
Investments in real estate	(50,122)	(14,404)
Investments in renovations of existing real estate	(4,215)	(1,812)
Net cash used in investing activities	(65,039)	(19,586)

Cash flows from financing activities:
Proceeds from revolving credit facility	95,000	56,000
Payments on revolving credit facility	(90,000)	(15,000)
Payments on term loans	(296)	(285)
Debt issuance costs	(67)	—
Taxes remitted on employee stock awards	(1,006)	—
Proceeds from issuance of common shares, net	35,913	(56)
Convertible note redemption	—	(29,958)
Dividends paid to stockholders	(42,700)	(39,456)
Net cash used in financing activities	(3,156)	(28,755)

Increase in cash and cash equivalents and restricted cash	5,642	536
Cash and cash equivalents and restricted cash, beginning of period	9,912	8,075
Cash and cash equivalents and restricted cash, end of period	$15,554	$8,611

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Three Months Ended
	March 31,
	2019	2018
	(unaudited)
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$11,901	$9,904
Supplemental disclosure of non-cash investing and financing activities:
Change in accounts payable related to investments in real estate construction	$(1,048)	$290
Change in accounts payable related to investments in real estate acquisition	$1,178	$—
Change in straight-line rent receivable related to investments in real estate	$38,000	$—
Change in other assets related to investments in real estate	$176	$—
Tenant investment in leased asset	$—	$1,275

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Cumulative Net Income in Excess of Dividends	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2018	42,700,411	$427	$1,369,919	$18,068	$1,299	$1,389,713
Total comprehensive income	—	—	—	35,679	(957)	34,722
Issuance of common stock, net	462,925	5	35,908	—	—	35,913
Taxes paid on employee stock awards	—	—	(1,006)	—	—	(1,006)
Shares issued on stock options exercised	35,982	—	—	—	—	—
Stock-based compensation	—	—	2,001	—	—	2,001
Dividends declared, $1.05 per common share	—	—	—	(45,359)	—	(45,359)
Balances at March 31, 2019	43,199,318	$432	$1,406,822	$8,388	$342	$1,415,984

	Common Stock		Capital in Excess of Par Value	Cumulative Net Income in Excess of Dividends	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2017	41,532,154	$415	$1,289,919	$32,605	$(822)	$1,322,117
Cumulative effect of change in accounting principle	—	—	—	(235)	235	—
Total comprehensive income	—	—	—	38,432	1,922	40,354
Equity component in redemption of convertible notes	—	—	(2,427)	—	—	(2,427)
Equity offerring costs	—	—	(56)	—	—	(56)
Stock-based compensation	—	—	1,425	—	—	1,425
Dividends declared, $1.00 per common share	—	—	—	(41,532)	—	(41,532)
Balances at March 31, 2018	41,532,154	$415	$1,288,861	$29,270	$1,335	$1,319,881

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

We, the management of National Health Investors, Inc., (“NHI” or the “Company”) believe that the unaudited condensed consolidated financial statements of which these notes are an integral part include all normal, recurring adjustments that are necessary to fairly present the condensed consolidated financial position, results of operations and cash flows of NHI in all material respects. The Condensed Consolidated Balance Sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date. We assume that users of these condensed consolidated financial statements have read or have access to the audited December 31, 2018 consolidated financial statements and that the adequacy of additional disclosure needed for a fair presentation, except regarding material contingencies, may be determined in that context. Accordingly, notes and other disclosures which would substantially duplicate those contained in our most recent Annual Report on Form 10-K for the year ended December 31, 2018 have been omitted. This condensed consolidated financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons including, but not limited to, acquisitions and dispositions, changes in interest rates, rents and the timing of debt and equity financings. For a better understanding of NHI and its condensed consolidated financial statements, we recommend reading these condensed consolidated financial statements in conjunction with the audited consolidated financial statements for the year ended December 31, 2018, which are included in our 2018 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”), a copy of which is available at our web site: www.nhireit.com.

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

If the Company has determined that an entity is not a VIE, the Company assesses the need for consolidation under all other provisions of Accounting Standards Codification (“ASC”) Topic 810 Consolidation. These provisions provide for consolidation of majority-owned entities where a majority voting interest held by the Company demonstrates control of such entities in the absence of any legal constraints.

At March 31, 2019, we held an interest in six unconsolidated VIEs, and, because we generally lack either directly or through related parties any material input in the activities that most significantly impact their economic performance, we have concluded that NHI is not the primary beneficiary. Accordingly, we account for our transactions with these entities and their subsidiaries at amortized cost.

Our VIEs are summarized below by date of initial involvement. For further discussion of the nature of the relationships, including the sources of our exposure to these VIEs, see the notes to our condensed consolidated financial statements cross-referenced below.

Date	Name	Source of Exposure	Carrying Amount	Maximum Exposure to Loss	Note Reference
2012	Bickford Senior Living	Various[1]	$59,943,000	$80,228,000	Notes 2, 3
2014	Senior Living Communities	Notes and straight-line receivable	$46,678,000	$58,921,000	Notes 2, 3
2015	Timber Ridge, LCS affiliate	Notes receivable	$58,765,000	$59,790,000	Note 3
2016	Senior Living Management	Notes and straight-line receivable	$26,632,000	$26,632,000	Note 3
2017	Evolve Senior Living	Note receivable	$9,933,000	$9,933,000	—
2018	Sagewood, LCS affiliate	Notes receivable	$91,013,000	$178,283,000	Note 3
1 Notes, straight-line rent receivables, and unamortized lease incentives

We are not obligated to provide support beyond our stated commitments to these tenants and borrowers whom we classify as VIEs, and accordingly, our maximum exposure to loss as a result of these relationships is limited to the amount of our commitments, as shown above and discussed in the notes. When the above relationships involve leases, some additional exposure to economic loss is present. Generally, additional economic loss on a lease, if any, would be limited to that resulting from a short period of arrearage and non-payment of monthly rent before we are able to take effective remedial action, as well as costs incurred in transitioning the lease to a new tenant. The potential extent of such loss will be dependent upon individual facts and circumstances, cannot be quantified, and is therefore not included in the tabulation above. Typically, the only carrying amounts involving our leases are accumulated straight-line receivables and unamortized lease incentives. For VIE relationships listed above without a note reference, refer to our financial statements included in our most recent Annual Report on Form 10-K for the year ended December 31, 2018.

Cash and Cash Equivalents and Restricted Cash - Cash equivalents consist of all highly liquid investments with an original maturity of three months or less. Restricted cash includes amounts required to be held on deposit in accordance with agency agreements governing our Fannie Mae and HUD mortgages.

The following table sets forth our cash, cash equivalents and restricted cash reported within the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31, 2019	March 31, 2018
Cash and cash equivalents	$5,177	$3,230
Restricted cash	10,377	5,381
	$15,554	$8,611

Leases - We record our operating leases under the guidance of ASC Topic 842, Leases. Our leases generally have an initial leasehold term of 10 to 15 years followed by one or more 5-year tenant renewal options. The leases are “triple net leases” under which the tenant is responsible for the payment of all taxes, utilities, insurance premiums, repairs and other charges relating to the operation of the properties, including required levels of capital expenditures each year. The tenant is obligated at its expense to keep all improvements, fixtures and other components of the properties covered by “all risk” insurance in an amount equal to at least the full replacement cost thereof, and to maintain specified minimal personal injury and property damage insurance, protecting us as well as the tenant. The leases also require the tenant to indemnify and hold us harmless from all claims resulting from the use, occupancy and related activities of each property by the tenant, and to indemnify us against all costs related to any release, discovery, clean-up and removal of hazardous substances or materials, or other environmental responsibility with respect to each facility. These provisions, along with a growing senior demographic and the historical propensity for real estate to hold its value, collectively constitute much of the means by which the risk associated with the residual value of our properties is mitigated. Additionally, in monitoring the performance of our properties, we are positioned to respond appropriately to declines in physical plant or tenant performance. While we do not incorporate residual value guarantees, the above lease provisions and considerations inform our expectation of realizable value from our properties upon the expiration of their lease terms. The residual value of our real estate under lease is still subject to various market, asset, and tenant-specific risks and characteristics. As the classification of our leases is dependent on the fair value of estimated cash flows at lease commencement, residual values represent significant assumptions in our accounting for operating leases. Similarly, the exercise of options is also subject to these same risks, making a tenant’s lease term another significant variable in a lease’s cash flows.

Most of our existing leases contain annual fixed escalators in rent payments, and, for financial statement purposes, rental income is recognized on a straight-line basis over the term of the lease. Other operators lease from us under leases that provide for variable escalation in lease payments based on contingent factors not determinable in advance. Principally, variable revenue from two operators constitutes 21% of our total revenue and derives from either an index applied to the measured level of operations or the consumer price index. Additionally, we derive variable payments from those operators discussed under the sub-heading “Tenant Transition” for which variable payments are determined as discussed later in Note 2. Our variable revenue from these operators is recognized when received. A summary of future minimum lease payments as of March 31, 2019, can be found in Note 2.

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

New Accounting Pronouncements - For a review of recent accounting pronouncements pertinent to our operations and management’s judgment as to the impact that the eventual adoption of these pronouncements will have on our financial position and results of operations, see Note 10.

NOTE 2. REAL ESTATE

As of March 31, 2019, we owned 220 health care real estate properties located in 33 states and consisting of 143 senior housing communities (“SHO”), 72 skilled nursing facilities (“SNF”), 3 hospitals and 2 medical office buildings. Our senior housing communities include assisted living facilities, senior living campuses, independent living facilities, and entrance-fee communities. These investments (excluding our corporate office of $2,471,000) consisted of properties with an original cost of approximately $2,900,846,000 rented under triple-net leases to 30 lessees.

During the three months ended March 31, 2019, we made the following real estate investments and commitments as described below ($ in thousands):

Operator	Date	Properties	Asset Class	Amount
Wingate Healthcare	January 2019	1	SHO	$52,200
Holiday Retirement	January 2019	1	SHO	38,000
				$90,200

Wingate

On January 15, 2019, we acquired a 267-unit senior living campus in Massachusetts for a purchase price of $50,300,000, including closing costs of $300,000. The facility is being leased to Wingate Healthcare, Inc. (“Wingate”) for a term of 10 years, with three five-year renewal options, at an initial lease rate of 7.5% plus annual fixed escalators. We have committed to the additional funding of up to $1,900,000 in capital improvements, and the lease provides for incentive payments up to $5,000,000 to become available beginning in 2020 upon the attainment of certain operating metrics. NHI will have a right of first offer on two additional Wingate-operated facilities. We accounted for the transaction as an asset purchase.

Major Tenants

Holiday

In November 2018, we entered into a lease amendment and guaranty release (“the Agreement”) with an affiliate of Holiday Retirement (“Holiday”). Among other provisions, the Agreement decreased base rent beginning in 2019 from $39,000,000 to $31,500,000, extended the term of the original lease through 2035, and increased required minimum capital expenditure per unit. As consideration for amending provisions included in the original 2013 lease, Holiday agreed to pay NHI $55,125,000 in cash or real estate and forfeit $10,637,000 of their original $21,275,000 security deposit.

On January 31, 2019, we acquired a senior housing facility in Vero Beach, Florida from Holiday consisting of 157 independent living and 71 assisted living units in exchange for $38,000,000 toward the $55,125,000 receivable arising from the lease amendment, discussed above. The property was added to the master lease at a 6.71% lease rate. Under the restructured master lease, annual lease escalators ranging from 2% to 3%, based on portfolio revenue growth, will go into effect on November 1, 2020. Holiday settled the remaining commitment to NHI with cash of $17,125,000 at closing. Acquisition of the property and collection of residual cash flowed through our accounts as adjustments to lease receivables and resulted in the change of our straight-line receivable from Holiday at the beginning of the year into a straight-line payable, which is included in the accompanying Condensed Consolidated Balance Sheets as “deferred income” at March 31, 2019.

As of March 31, 2019, we leased 26 independent living facilities to Holiday. Of our total revenues, $9,930,000 (13%) and $10,954,000 (15%) were derived from Holiday for the three months ended March 31, 2019 and 2018, respectively, including $1,630,000 and $1,530,000 in straight-line rent income, respectively. Our tenant operates the facilities pursuant to a management agreement with a Holiday-affiliated manager.

Bickford

As of March 31, 2019, our Bickford Senior Living (“Bickford”) lease portfolio consists of the following ($ in thousands):

	Lease Expiration
	June 2023	September 2027	May 2031	April 2033	Total
Number of Properties	13	4	28	5	50
2019 Contractual Rent	$11,468	$1,576	$30,765	$4,826	$48,635
2019 Straight Line Rent	358	195	3,937	843	5,333
	$11,826	$1,771	$34,702	$5,669	$53,968

Of our total revenues, $13,244,000 (17%) and $11,445,000 (16%) were recognized as rental income from Bickford for the three months ended March 31, 2019 and 2018, including $1,371,000 and $1,169,000 in straight-line rent income, respectively.

Senior Living Communities

As of March 31, 2019, we leased 11 retirement communities totaling 2,216 units to Senior Living Communities, LLC (“Senior Living”). The 15-year master lease, which began in December 2014, contains two 5-year renewal options and provides for an annual escalator of 3% effective January 1, 2019.

Of our total revenues, $11,532,000 (15%) and $11,449,000 (16%) in rental income were derived from Senior Living for the three months ended March 31, 2019 and 2018, respectively, including $1,058,000 and $1,359,000 in straight-line rent income, respectively.

NHC

As of March 31, 2019, we leased 42 facilities under two master leases to National HealthCare Corporation (“NHC”), a publicly-held company. The facilities leased to NHC consist of 3 independent living facilities and 39 skilled nursing facilities (4 of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC). These facilities are leased to NHC under the terms of an amended master lease agreement originally dated October 17, 1991 (“the 1991 lease”) which includes our 35 legacy properties and a master lease agreement dated August 30, 2013 (“the 2013 lease”) which includes 7 skilled nursing facilities acquired in 2013.

The 1991 lease expiration is December 31, 2026. There are two additional 5-year renewal options, each at fair rental value as negotiated between the parties and determined without including the value attributable to any improvements to the leased property voluntarily made by NHC at its expense. Under the terms of the 1991 lease, the base annual rental is $30,750,000 and rent escalates by 4% of the increase, if any, in each facility’s revenue over a 2007 base year. The 2013 lease provides for a base annual rental of $3,450,000 and has a lease expiration of August 2028. Under the terms of the 2013 lease, rent escalates 4% of the increase, if any, in each facility’s revenue over the 2014 base year. For both the 1991 lease and the 2013 lease, we refer to this additional rent component as “percentage rent.” During the last three years of the 2013 lease, NHC will have the option to purchase the facilities for $49,000,000.

The following table summarizes the percentage rent income from NHC (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Current year	$877	$853
Prior year final certification[1]	334	285
Total percentage rent income	$1,211	$1,138
1 For purposes of the percentage rent calculation described in the master lease agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

Of our total revenues, $9,748,000 (13%) and $9,674,000 (13%) in rental income were derived from NHC for the three months ended March 31, 2019 and 2018, respectively.

The chairman of our board of directors is also a director on NHC’s board of directors. As of March 31, 2019, NHC owned 1,630,462 shares of our common stock.

Purchase Options

Certain of our operators hold purchase options allowing them to acquire properties they currently lease from NHI. For options open or coming open in the near future, we are engaged in preliminary negotiations to continue as lessor or in some other capacity.

A summary of these tenant options is presented below ($ in thousands):

Asset	Number of	Lease	1st Option	Option	Contractual
Type	Properties	Expiration	Open Year	Basis	Rent
MOB	1	February 2025	Open	i	$302
SHO	4	September 2027	Open	iv	$1,560
HOSP	1	September 2027	2020	ii	$2,673
SHO	8	December 2024	2020	ii	$6,027
HOSP	1	March 2025	2020	iv	$1,900
SHO	2	May 2031	2021	iv	$4,892
HOSP	1	June 2022	2022	i	$3,460
SNF	7	August 2028	2025	iii	$3,732
SNF	1	September 2028	2028	iii	$463

Tenant purchase options generally give the lessee an option to purchase the underlying property for consideration determined by i) greater of fixed base price or fair market value; ii) a fixed base price plus a specified share in any appreciation; iii) fixed base price; or iv) a fixed capitalization rate on lease revenue.

Other Portfolio Activity

Tenant Transition

As of March 31, 2019, we continued to transition three lease portfolios to new operators as a result of non-compliance with our lease terms. The properties consist of three former Regency buildings, five former LaSalle Autumn Leaves properties and a property formerly leased to Landmark. To expedite stabilization of the facilities, NHI has committed to specified income-generating capital expenditures for the re-branding and refurbishment of certain of these properties. While the transition is now underway, during the first quarter of 2019, some agreements concerning the transition were informal in nature. Background of the tenant relationships is described in the financial statements included in Form 10-K for the year ended December 31, 2018.

In June 2018, East Lake Capital Management LLC (“East Lake”) and certain related entities, including SH Regency Leasing, LLC (for three assisted living facilities in Tennessee, Indiana and North Carolina referred to as “Regency”), filed suit against NHI in Texas seeking injunctive and declaratory relief and unspecified monetary damages. We countered with motions calling for the immediate appointment of a receiver and for pre-judgment possession. Resulting from these claims and counterclaims, on December 6, 2018, the plaintiff parties entered into an agreement resulting in Regency vacating the facilities in December 2018. NHI arranged with experienced third-party operators to operate the three buildings. Until operations become stabilized or more formal long-term lease agreements are entered into, NHI is to receive 95% of operating cash flow, after management fees, generated by the Tennessee facility, and 100% of operating cash flow from a similar arrangement for the Indiana facility. The Charlotte facility remains closed while undergoing significant upgrades which are expected to be completed in June 2019. NHI has committed $3,100,000 toward these upgrades as well as anticipated facility operating losses.

Another of our tenants, The LaSalle Group (“LaSalle”), has been in default on its rent payments since November 2018. With no rent payment forthcoming in the first quarter of 2019, we began the process to transition to a new tenant, and on April 16, 2019, we placed the five buildings with a new tenant with NHI to receive 100% of operating cash flow, after management fees, generated by the facilities pending stabilization of the operations of the facility. We also commenced litigation for the recovery of certain funds owed under the lease and against the principal executive personally under the guaranty agreement

At December 31, 2018, we had a single-property lease in Wisconsin with Landmark Senior Living (”Landmark”) that was non-performing. For the three months ended March 31, 2019, we recorded $625,000 in lease income for amounts collected during the period. In February 2019, we transitioned the lease to BAKA Enterprises, (“BAKA”), temporarily acting under a management agreement with Landmark. Under terms of the new lease, after regulatory approval, NHI will receive 95% of operating cash flow, after management fees, as generated by the facilities. Upon the establishment of an operational baseline, beginning in year two, the agreement calls for a rent reset to fair value. The agreement provides for a term of 8 years, subject to renewal.

As we seek to stabilize the operations of these facilities, if our resulting tenants or operating partners do not have adequate liquidity to accept the risks and rewards of a tenant-lessee, NHI might be deemed the primary beneficiary of the operations and might be required to consolidate those statements of financial position and results of operations of the managers or operating partners into our consolidated financial statements.

Of our total revenue, $702,000 (1%) and $3,172,000 (4%) in lease revenues were derived from the above properties for the three months ended March 31, 2019 and 2018, respectively.

Assets Held For Sale

During the three months ended March 31, 2019, we identified two assisted living properties for disposal and began active marketing of the properties. The buildings are smaller than are typical of our portfolio and are no longer considered to be an appropriate investment for NHI. In January we ceased recording depreciation on the properties, and we booked an adjustment to lease revenues to write off the associated $124,000 in straight-line receivables. We recognized an impairment loss of $2,500,000 to write down the properties to their estimated net realizable value of $3,745,000 and have classified the assets as available for sale on the Condensed Consolidated Balance Sheet at March 31, 2019.

Future Minimum Lease Payments

With the adoption of Accounting Standards Codification (“ASC”) Topic 842, Leases, as discussed in Note 10, our minimum lease payments are now determined under guidance different from that required as of December 31, 2018, when we were subject to ASC Topic 840 Leases. Presented in the following table are future minimum lease payments, as of March 31, 2019, to be received by us under our operating leases, as determined under ASC 842 (in thousands):

March 31, 2019
2019	$192,261
2020	256,991
2021	257,610
2022	259,674
2023	253,653
Thereafter	1,719,019
$2,939,208

We assess the collectibility of our lease receivables, including deferred rents receivable, based on several factors, including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, and current economic conditions. If our evaluation of these factors indicates it is not probable that we will be to recover substantially all of the receivable, we de-recognize the deferred rent receivable asset and record as a reduction in rental revenue.

NOTE 3. MORTGAGE AND OTHER NOTES RECEIVABLE

At March 31, 2019, we had net investments in mortgage notes receivable with a carrying value of $213,563,000, secured by real estate and UCC liens on the personal property of 12 facilities, and other notes receivable with a carrying value of $43,918,000, guaranteed by significant parties to the notes or by cross-collateralization of properties with the same owner. All our notes receivable were on full accrual basis and no allowance for doubtful accounts was considered necessary at March 31, 2019 or December 31, 2018.

Bickford

At March 31, 2019, our construction loans to Bickford are summarized as follows:

Commencement	Rate	Maturity	Commitment	Drawn	Location
July 2016	9%	5 years	$14,000,000	$(13,047,000)	Illinois
January 2017	9%	5 years	14,000,000	(13,191,000)	Michigan
January 2018	9%	5 years	14,000,000	(6,134,000)	Virginia
July 2018	9%	5 years	14,700,000	(4,042,000)	Michigan
			$56,700,000	$(36,414,000)

The construction loans are secured by first mortgage liens on substantially all real and personal property as well as a pledge of any and all leases or agreements which may grant a right of use to the property. Usual and customary covenants extend to the agreements, including the borrower’s obligation for payment of insurance and taxes. NHI has a fair market value purchase option on the properties at stabilization of the underlying operations. On these development projects, Bickford as borrower is entitled to up to $2,000,000 per project in incentive loan draws based on the achievement of predetermined operational milestones and, if funded, will increase the principal amount and NHI's future purchase price and eventual NHI lease payment.

Our loans to Bickford represent a variable interest. Bickford is structured to limit liability for potential claims for damages, is capitalized to achieve that purpose and is considered a VIE within the definition set forth in Note 1.

Life Care Services - Sagewood

On December 21, 2018 we entered into an agreement to lend LCS-Westminster Partnership IV LLP (“LCS-WP IV”), an affiliate of Life Care Services (“LCS”), the manager of the facility, up to $180,000,000. The loan agreement conveys a mortgage interest and will facilitate the construction of Phase II of Sagewood, a Type-A Continuing Care Retirement Community in Scottsdale, AZ. As an affiliate of a larger company, LCS-WP IV is structured to limit liability for potential damage claims, is capitalized to achieve that purpose and is considered a VIE within the definition set forth in Note 1.

The loan takes the form of two notes under a master credit agreement. The senior note (“Note A”) totals $118,800,000 at a 7.25% interest rate with 10 basis-point annual escalators after year three and has a term of 10 years. We have funded $77,118,000 of Note A as of March 31, 2019. Note A is interest-only and is locked to prepayment until January 2021. After 2020, the prepayment penalty starts at 2% and declines to 1% in 2022. The second note (“Note B”) is a construction loan for up to $61,200,000 at an annual interest rate of 8.5% and carries a five-year maturity. The total amount funded on Note B was $15,612,000 as of March 31, 2019.

Life Care Services - Timber Ridge

In February 2015, we entered into an agreement with LCS-Westminster Partnership III LLP (“LCS-WP III”), an affiliate of LCS, the manager of the facility, to lend up to $154,500,000. The loan agreement conveys a mortgage interest and facilitated the construction of Phase II of Timber Ridge at Talus (“Timber Ridge”), a Type-A continuing care retirement community in Issaquah, Washington. Our loan to LCS-WP III represents a variable interest. As an affiliate of a larger company, LCS-WP III is structured to limit liability for potential damage claims, is capitalized to achieve that purpose and is considered a VIE within the definition set forth in Note 1.

The loan took the form of two notes under a master credit agreement. The senior note (“Note A”) totals $60,000,000 at an initial rate of 6.75% (currently 6.95%) with 10 basis-point escalators after year three and has a term of 10 years. We have funded $58,975,000 of Note A as of March 31, 2019. Note A is interest-only and is locked to prepayment for three years. Beginning in February 2018, the prepayment penalty started at 5% and will decline 1% annually for five years. Note B was a construction loan for up to $94,500,000, with the remaining outstanding balance being fully repaid during the first quarter of 2018.

NHI has an option to purchase the entire Timber Ridge property for the greater of a mutually agreed-upon fair market value or $115,000,000 during a window of 120 days that opened in February 2019.

Senior Living Communities

In connection with the acquisition in December 2014 of properties leased to Senior Living, we provided a $15,000,000 revolving line of credit, the maturity of which mirrors the 15-year term of the master lease. Borrowings are used to finance construction projects within the Senior Living portfolio, including building additional units. Up to $5,000,000 of the facility may be used to meet general working capital needs. Amounts outstanding under the facility, $2,758,000 at March 31, 2019, bear interest at an annual rate equal to the prevailing 10-year U.S. Treasury rate, 2.41% at March 31, 2019, plus 6%.

NHI has two mezzanine loans of up to $12,000,000 and $2,000,000, respectively, to affiliates of Senior Living, whose purpose was to partially fund construction of a 186-unit senior living campus on Daniel Island in South Carolina, which opened in April 2018. The loans bear interest payable monthly at a 10% annual rate and mature in March 2021. The loans were fully drawn at March 31, 2019, and provide NHI with a purchase option on the development upon its meeting certain operational metrics. The option is to remain open during the term of the loans, plus any extensions.

Our loans to Senior Living and its subsidiaries represent a variable interest. Senior Living is structured to limit liability for potential claims for damages, is appropriately capitalized for that purpose and is considered a VIE.

Senior Living Management

In August 2016, we entered into an agreement to furnish to our current tenant, Senior Living Management, Inc. (“SLM”), through its affiliates, loans of up to $24,500,000 to facilitate SLM’s acquisition of five senior housing facilities that it currently operates. The loans consist of two notes under a master credit agreement, include both a mortgage and a corporate loan, and bear interest at 8.25% with terms of five years, plus optional one and two-year extensions. NHI has a right of first refusal if SLM elects to sell the facilities. The loans were fully funded as of March 31, 2019.

Our loans to SLM represent a variable interest. SLM is structured to limit liability for potential damage claims, is capitalized for that purpose and is considered a VIE.

NOTE 4. OTHER ASSETS

Other assets consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Accounts receivable and other assets	$2,864	$6,381
Regulatory escrows	8,208	8,208
Unamortized lease incentive payments	8,538	7,456
Restricted cash	10,377	5,253
	$29,987	$27,298

Restricted cash consists of reserves for replacement, insurance and tax escrows required to be held on deposit in accordance with regulatory agreements governing our Fannie Mae and HUD mortgages.

NOTE 5. DEBT

Debt consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Revolving credit facility - unsecured	$89,000	$84,000
Bank term loans - unsecured	550,000	550,000
Private placement term loans - unsecured	400,000	400,000
HUD mortgage loans (net of discount of $1,299 and $1,320)	42,717	42,906
Fannie Mae term loans - secured, non-recourse	95,958	96,044
Convertible senior notes - unsecured (net of discount of $1,199 and $1,391)	118,802	118,609
Unamortized loan costs	(9,272)	(9,884)
	$1,287,205	$1,281,675

Aggregate principal maturities of debt as of March 31, 2019, and for each of the next five years and thereafter are as follows (in thousands):

Twelve months ended March 31,
2020	$1,196
2021	1,244
2022	121,291
2023	465,340
2024	351,390
Thereafter	358,513
1,298,974
Less: discount	(2,497)
Less: unamortized loan costs	(9,272)
$1,287,205

Revolving credit facility and bank term loans - unsecured

Our unsecured bank credit facility consists of $250,000,000 and $300,000,000 term loans and a $550,000,000 revolving credit facility. The $250,000,000 term loan and $550,000,000 revolving facility mature in August 2022, and the $300,000,000 term loan matures in September 2023. On March 22, 2019, we entered into swap agreements to fix the interest rates on $200,000,000 of the $300,000,000 term loans through December 2021, when LIBOR is scheduled to cease automatic recalculation.

The revolving facility fee is currently 20 basis points per annum, and based on our current leverage ratios, the facility presently provides for floating interest on the revolver and the term loans at 30-day LIBOR plus 115 and a blended 127 bps, respectively. At March 31, 2019 and December 2018, 30-day LIBOR was 249 and 250 bps, respectively. Within the facility, the employment of interest rate swaps for a portion of our fixed term debt leaves only our revolving credit facility and $100,000,000 of our term loans exposed to interest rate risk through April 2019, when our $40,000,000 swap expires. Our swaps and the financial instruments to which they relate are described in the table below, under the caption “Interest Rate Swap Agreements.”

At March 31, 2019, we had $461,000,000 available to draw on the revolving portion of our credit facility, subject to usual and customary covenants. Among other stipulations, the unsecured credit facility agreement requires that we maintain certain financial ratios within limits set by our creditors. At March 31, 2019, we were in compliance with these ratios.

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

HUD mortgage loans

Our HUD mortgage loans are secured by ten properties leased to Bickford and having a net book value of $50,437,000 at March 31, 2019. Nine mortgage notes require monthly payments of principal and interest from 4.3% to 4.4% (inclusive of mortgage insurance premium) and mature in August and October 2049. One additional HUD mortgage loan assumed in 2014, at a discount, requires monthly payments of principal and interest of 2.9% (inclusive of mortgage insurance premium) and matures in October 2047. The loan has an outstanding principal balance of $8,652,000 and a carrying value of $7,353,000, which approximates fair value.

Fannie Mae term loans - secured, non-recourse

In March 2015 we obtained $78,084,000 in Fannie Mae financing. The term debt financing consists of interest-only payments at an annual rate of 3.79% and a 10-year maturity. The mortgages are non-recourse and secured by thirteen properties leased to Bickford. In a December 2017 acquisition, we assumed additional Fannie Mae debt that amortizes through 2025 when a balloon payment will be due, is subject to prepayment penalties until 2024, bears interest at a nominal rate of 4.60%, and has remaining balance of $17,874,000 at March 31, 2019. All together, these notes are secured by facilities having a net book value of $137,416,000 at March 31, 2019.

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

As of March 31, 2019, our senior unsecured convertible notes were convertible at a rate of 14.47 shares of common stock per $1,000 principal amount, representing a conversion price of approximately $69.11 per share for a total of 1,736,340 remaining underlying shares. For the three months ended March 31, 2019, dilution resulting from the conversion option within our convertible debt is 223,513 shares. If NHI’s current share price increases above the adjusted $69.11 conversion price, further dilution will be attributable to the conversion feature. On March 31, 2019, the value of the convertible debt, computed as if the debt were immediately eligible for conversion, exceeded its face amount by $16,390,000.

Interest Rate Swap Agreements

Our existing interest rate swap agreements will collectively continue through December 2021 to hedge against fluctuations in variable interest rates applicable to $450,000,000 of our bank term loans. During the next year, approximately $881,000 of gains, which are included in accumulated other comprehensive income (loss), are projected to be reclassified into earnings.

As of March 31, 2019, we employ the following interest rate swap contracts to mitigate our interest rate risk on our bank term loans described above (dollars in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value
May 2012	April 2019	2.84%	1-month LIBOR	$40,000,000	$31
June 2013	June 2020	3.41%	1-month LIBOR	$80,000,000	$230
March 2014	June 2020	3.46%	1-month LIBOR	$130,000,000	$298
March 2019	December 2021	3.46%	1-month LIBOR	$100,000,000	$(92)
March 2019	December 2021	3.47%	1-month LIBOR	$100,000,000	$(127)

If the fair value of the hedge is an asset, we include it in our Condensed Consolidated Balance Sheets among other assets, and, if a liability, as a component of accrued expenses. See Note 9 for fair value disclosures about our interest rate swap agreements. Net asset (liability) balances for our hedges included as components of consolidated other comprehensive income on March 31, 2019 and December 31, 2018 were $339,000 and $1,297,000, respectively.

The following table summarizes interest expense (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Interest expense on debt at contractual rates	$13,074	$10,527
Losses reclassified from accumulated other
comprehensive income (loss) into interest expense	(292)	276
Capitalized interest	(157)	(24)
Amortization of debt issuance costs and debt discount	893	835
Total interest expense	$13,518	$11,614

NOTE 6. COMMITMENTS AND CONTINGENCIES

In the normal course of business, we enter into a variety of commitments, typically funding of revolving credit arrangements, construction and mezzanine loans to our operators to conduct expansions and acquisitions for their own account, and commitments for the funding of construction for expansion or renovation to our existing properties under lease. In our leasing operations, we offer to our tenants and to sellers of newly-acquired properties a variety of inducements which originate contractually as contingencies but which may become commitments upon the satisfaction of the contingent event. Contingent payments earned will be included in the respective lease bases when funded. The tables below summarize our existing, known commitments and contingencies as of March 31, 2019 according to the nature of their impact on our leasehold or loan portfolios.

	Asset Class	Type	Total	Funded	Remaining
Loan Commitments:
LCS Sagewood Note A	SHO	Construction	$118,800,000	$(77,118,000)	$41,682,000
LCS Sagewood Note B	SHO	Construction	61,200,000	(15,612,000)	45,588,000
LCS Timber Ridge Note A	SHO	Construction	60,000,000	(58,975,000)	1,025,000
Bickford Senior Living	SHO	Construction	56,700,000	(36,415,000)	20,285,000
Senior Living Communities	SHO	Revolving Credit	15,000,000	(2,758,000)	12,242,000
			$311,700,000	$(190,878,000)	$120,822,000

See Note 3 to our condensed consolidated financial statements for full details of our loan commitments. As provided above, loans funded do not include the effects of discounts or commitment fees.

	Asset Class	Type	Total	Funded	Remaining
Development Commitments:
Ignite Medical Resorts	SNF	Construction	$25,350,000	$(6,621,000)	$18,729,000
Woodland Village	SHO	Renovation	7,450,000	(7,268,000)	182,000
Senior Living Communities	SHO	Renovation	6,830,000	(5,808,000)	1,022,000
Senior Living Communities	SHO	Renovation	3,100,000	—	3,100,000
Bickford Senior Living	SHO	Renovation	1,750,000	(1,750,000)	—
Navion Senior Solutions	SHO	Construction	650,000	—	650,000
Discovery Senior Living	SHO	Renovation	500,000	(302,000)	198,000
			$45,630,000	$(21,749,000)	$23,881,000

	Asset Class	Type	Total	Funded	Remaining
Contingencies:
Bickford Senior Living	SHO	Lease Inducement	$10,000,000	$(8,750,000)	$1,250,000
Bickford Senior Living	SHO	Incentive Loan Draws	8,000,000	(250,000)	7,750,000
Wingate Healthcare	SHO	Lease Inducement	5,000,000	—	5,000,000
Navion Senior Solutions	SHO	Lease Inducement	4,850,000	—	4,850,000
Ignite Medical Resorts	SNF	Lease Inducement	2,000,000	—	2,000,000
			$29,850,000	$(9,000,000)	$20,850,000

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

Litigation

See Note 2 for a discussion of our litigation involving our former tenants East Lake Capital Management LLC, SH Regency Leasing LLC and The LaSalle Group, including our transition of properties to other operators.

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

In May 2012, our stockholders approved the 2012 Stock Incentive Plan (“the 2012 Plan”) pursuant to which 1,500,000 shares of our common stock were made available to grant as stock-based payments to employees, officers, directors or consultants. Through a vote of our shareholders on May 7, 2015, we increased the maximum number of shares under the plan from 1,500,000 shares to 3,000,000 shares; increased the automatic annual grant to non-employee directors from 15,000 shares to 20,000 shares; and limited the Company’s ability to re-issue shares under the Plan. Through a second amendment approved on May 4, 2018, our shareholders voted to increase the maximum number of shares under the plan to 3,500,000 and to increase the automatic annual grant to non-employee directors to 25,000. The individual restricted stock and option grant awards may vest over periods up to five years. The term of the options under the 2012 Plan is up to ten years from the date of grant. As of March 31, 2019, there were 319,669 shares available for future grants under the 2012 Plan.

On May 3, 2019, our stockholders approved the 2019 Stock Incentive Plan (“the 2019 Plan”) pursuant to which 3,000,000 shares of our common stock were made available to grant as stock-based payments to employees, officers, directors or consultants. The individual option grant awards may vest over periods up to five years. The term of the options under the 2019 Plan is up to ten years from the date of grant.

Compensation expense is only recognized for the awards that ultimately vest. Accordingly, pre-vesting forfeitures that were not expected will result in the reversal of previously recorded compensation expense. Non-cash compensation expense reported for the three months ended March 31, 2019 and 2018 was $2,001,000 and $1,425,000, respectively and is included in general and administrative expense in the Condensed Consolidated Statements of Income.

At March 31, 2019, we had, net of expected forfeitures, $2,298,000 of unrecognized compensation cost related to unvested stock options which is expected to be expensed over the following periods: 2019 - $1,430,000, 2020 - $776,000 and 2021 - $92,000.

The weighted average fair value per share of options granted during the three months ended March 31, 2019 and 2018 was $6.17 and $4.49, respectively. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2019	2018
Dividend yield	5.5%	6.5%
Expected volatility	18.6%	19.4%
Expected lives	2.9 years	2.9 years
Risk-free interest rate	2.50%	2.39%
The following table summarizes our outstanding stock options:

	Three Months Ended
	March 31,
	2019	2018
Options outstanding January 1,	920,346	859,182
Options granted under 2012 Plan	602,000	560,000
Options exercised under 2012 Plan	(352,830)	—
Options forfeited under 2012 Plan	—	(15,000)
Options outstanding, December 31,	1,169,516	1,404,182

Exercisable at December 31,	678,997	949,160

NOTE 8. EARNINGS AND DIVIDENDS PER COMMON SHARE

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

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per common share (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2019	2018
Net income	$35,679	$38,432

BASIC:
Weighted average common shares outstanding	42,825,824	41,532,154

DILUTED:
Weighted average common shares outstanding	42,825,824	41,532,154
Stock options	75,695	44,722
Convertible subordinated debentures	223,513	—
Weighted average dilutive common shares outstanding	43,125,032	41,576,876

Net income per common share - basic	$.83	$.93
Net income per common share - diluted	$.83	$.92

Incremental anti-dilutive shares excluded:
Net share effect of stock options with an exercise price in excess of the average market price for our common shares	17,415	118,639

Regular dividends declared per common share	$1.05	$1.00

NOTE 9. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurement
	Balance Sheet Classification	March 31, 2019	December 31, 2018
Level 2
Interest rate swap asset	Other assets	$559	$1,297
Interest rate swap liability	Accounts payable and accrued expenses	$(219)	$—

Carrying amounts and fair values of financial instruments that are not carried at fair value at March 31, 2019 and December 31, 2018 in the Condensed Consolidated Balance Sheets are as follows (in thousands):

	Carrying Amount		Fair Value Measurement
	2019	2018	2019	2018
Level 2
Variable rate debt	$633,401	$628,010	$639,000	$634,000
Fixed rate debt	$653,804	$653,665	$653,455	$644,745

Level 3
Mortgage and other notes receivable	$257,481	$246,111	$260,119	$244,206

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

Carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The fair value of our borrowings under our revolving credit facility and other variable rate debt are reasonably estimated at their notional amounts at March 31, 2019 and December 31, 2018, due to the predominance of floating interest rates, which generally reflect market conditions.

NOTE 10. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016 the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases, which has been codified under ASC Topic 842. In July and December 2018 the FASB updated the pending Topic 842 with ASU 2018-11, Leases - Targeted Improvements, and ASU 2018-20, Narrow-Scope Improvements for Lessors, respectively. ASU 2018-11 provides a simplified transition method under which we applied the new leases standard as of the adoption date and recognized a cumulative-effect adjustment, as appropriate, to the opening balance of retained earnings in the period of adoption. Consequently, our reporting for the comparative periods presented in the financial statements in which we adopted the new leases standard will continue to be in accordance with prior GAAP (Topic 840, Leases).

ASU 2018-20 was issued to address implementation issues related to Topic 842. We adopted Topic 842 on January 1, 2019 (the “application date”), and, effective with our adoption, we elected the package of practical expedients allowing, among other provisions, for transition with no reassessment of the lease classification for any expired or existing leases. Further, we elected the available practical expedient under ASU 2018-11 that allows us to make an accounting policy election and assess whether a contract is predominantly lease or service-based and recognize the entire contract under the relevant accounting guidance. No cumulative effect adjustment to retained earnings was necessary, based on our analysis.
The Narrow-Scope Improvements for Lessors under ASU 2018-20 requires NHI to exclude from variable payments, and therefore revenue, our costs paid by our tenants directly to third parties. Some of our leases require property tax and insurance costs be covered by our tenants through escrow reimbursement. We serve as the administrative agent for these escrow transactions and ASU 2018-20 requires the associated revenue and expense to be included in our consolidated financial statements. We have included $1,090,000 reimbursement as both a revenue and expense item in our condensed consolidated income statement for the three months ended March 31, 2019, under the captions “Rental income“ and “Property taxes and insurance on leased properties,” respectively.

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

NHI has largely ceased inclusion of purchase options in new sale-leaseback transactions, and there were no material effects from the change in sale-leaseback guidance as it relates to repurchase options.

In April 2018, we entered into a ground lease as lessee in connection with our acquisition of certain real estate assets. In accordance with transition elections allowed under Topic 842, discussed above, we have continued to account for the lease as an operating lease. Upon adoption of the standard, as lessee we recognized a right-of-use asset and a lease liability at the adoption date. No cumulative effect adjustment to retained earnings was required to effect a net balance sheet adjustment resulting in an additional operating lease liability and right-of-use asset approximating $1,176,000, as a result of our adoption of Topic 842, which were included in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2019 among “Accounts payable and accrued expenses” and “Real estate assets,” respectively.

Consistent with present standards, upon the adoption of Topic 842, NHI continues to account for lease revenue on a straight-line basis for most leases. Under Topic 842 only initial direct costs that are incremental to the lessor are capitalized, a standard consistent with NHI’s current practice. Under provisions of ASU 2018-20, discussed above, we continue to exclude from variable payments lessor costs paid by our lessees directly to third parties, as consistent with our prior practice.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. ASU 2016-13 will require more timely recognition of credit losses associated with financial assets. While current GAAP includes multiple credit impairment objectives for instruments, the previous objectives generally delayed recognition of the full amount of credit losses until the loss was probable of occurring. The amendments in ASU 2016-13, whose scope is asset-based and not restricted to financial institutions, eliminate the probable initial recognition threshold in current GAAP and, instead, reflect an entity’s current estimate of all expected credit losses. Currently, when credit losses were measured under GAAP, we generally only considered past events and current conditions in measuring the incurred loss. The amendments in ASU 2016-13 broaden the information that we must consider in developing our expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss that will be more useful to users of the financial statements. ASU 2016-13 is effective for public entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, aligns the transition requirements and clarifies that operating lease receivables are excluded from the scope of ASU 2016-13. Instead, impairment of operating lease receivables is to be accounted for under ASC 842. Because we are likely to continue to invest in loans and generate related notes receivable, adoption of ASU 2016-13 in 2020 will have some effect on our accounting for our loan investments, though the nature of those effects will depend on the composition of our loan portfolio at that time; accordingly, we are in the initial stages of evaluating the extent of the effects that adopting the provisions of ASU 2016-13 in 2020 will have on NHI.

NOTE 11. SUBSEQUENT EVENT

Comfort Care

On April 30, 2019, we acquired a newly-constructed 60 unit assisted living facility in Michigan which has 14 memory care units under construction with an expected summer 2019 opening. The purchase price was $10,800,000, inclusive of closing costs. We leased the property to Comfort Care Senior Living (“Comfort Care”), providing for an initial 7.75% lease rate, with annual fixed escalators beginning in year three over the term of 10 years plus two five-year renewal options. The lease includes a $3,000,000 earnout incentive which will be added to the lease base when funded. We accounted for the acquisition as an asset purchase.

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

See the notes to the annual audited consolidated financial statements in our most recent Annual Report on Form 10-K for the year ended December 31, 2018, and “Business” and “Risk Factors” under Item 1 and Item 1A therein for a further discussion of these and of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. You should carefully consider these risks before making any investment decisions in the Company. These risks and uncertainties are not the only ones facing the Company. There may be additional risks that we do not presently know of and or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition, results of operations, or cash flows could be materially and adversely affected. In that case, the trading price of our shares of stock could decline and you may lose part or all of your investment. Given these risks and uncertainties, we can give no assurance that these forward-looking statements will, in fact, occur and, therefore, caution investors not to place undue reliance on them.

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

Portfolio

As of March 31, 2019, we had investments in real estate and mortgage and other notes receivable involving 232 facilities located in 33 states. These investments involve 151 senior housing properties, 76 skilled nursing facilities, 3 hospitals, 2 medical office buildings and other notes receivable. These investments (excluding our corporate office of $2,471,000) consisted of properties with an original cost of approximately $2,900,846,000, rented under triple-net leases to 30 lessees, and $257,481,000 aggregate net carrying value of mortgage and other notes receivable due from 10 borrowers.

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

The following tables summarize our investments in real estate and mortgage and other notes receivable as of March 31, 2019 (dollars in thousands):

	Properties	Beds/Sq. Ft.*		Revenue	%	Investment
Real Estate Properties
Senior Housing - Need-Driven
Assisted Living	91	4,800		$19,499	25.6%	$847,677
Senior Living Campus	11	1,625		4,071	5.4%	211,911
Total Senior Housing - Need-Driven	102	6,425		23,570	31.0%	1,059,588
Senior Housing - Discretionary
Independent Living	31	3,644		11,372	14.9%	592,691
Entrance-Fee Communities	10	2,306		12,782	16.8%	604,270
Total Senior Housing - Discretionary	41	5,950		24,154	31.7%	1,196,961
Total Senior Housing	143	12,375		47,724	62.7%	2,256,549
Medical Facilities
Skilled Nursing Facilities	72	9,433		20,020	26.3%	577,840
Hospitals	3	207		1,998	2.6%	55,971
Medical Office Buildings	2	88,517	*	167	0.2%	10,486
Total Medical Facilities	77			22,185	29.1%	644,297
Total Real Estate Properties	220			$69,909	91.8%	$2,900,846
Current Year Disposals and Held for Sale				(46)
Escrow Funds Received From Tenants				1,090
Total Rental Income				$70,953

Mortgage and Other Notes Receivable
Senior Housing - Need-Driven	6	372		$1,196	1.6%	$56,348
Senior Housing - Discretionary	2	857		2,713	3.5%	149,778
Medical Facilities	4	270		168	0.2%	7,437
Other Notes Receivable	—	—		1,041	1.4%	43,918
Total Mortgage and Other Notes Receivable	12	1,499		$5,118	6.7%	$257,481
Other Income				36
Total Revenue				$76,107

Portfolio Summary	Properties	Revenue	%	Investment
Real Estate Properties	220	$69,909	93.2%	$2,900,846
Mortgage and Other Notes Receivable	12	5,118	6.8%	257,481
Total Portfolio	232	$75,027	100.0%	$3,158,327

Portfolio by Operator Type
Public	74	$18,800	25.1%	$538,428
National Chain (Privately-Owned)	28	12,643	16.9%	681,156
Regional	126	42,685	56.9%	1,886,355
Small	4	899	1.1%	52,388
Total Portfolio	232	$75,027	100.0%	$3,158,327

For the three months ended March 31, 2019, operators of facilities which provided more than 3% of our total revenues were (in alphabetical order): Bickford Senior Living; Chancellor Health Care; The Ensign Group; Health Services Management; Holiday Retirement; Life Care Services; National HealthCare Corporation; and Senior Living Communities.

As of March 31, 2019, our average effective annualized rental income was $8,489 per bed for skilled nursing facilities, $10,460 per unit for senior living campuses, $16,185 per unit for assisted living facilities, $12,782 per unit for independent living facilities, $22,171 per unit for entrance-fee communities, $38,604 per bed for hospitals, and $8 per square foot for medical office buildings.

Areas of Focus

We are evaluating and will likely make real estate and note investments during the remainder of 2019 while we continue to monitor and improve our existing properties. We seek tenants who will become mission-oriented partners in relationships where our business goals are aligned. This approach aims to fuel steady, and thus, enduring growth for those partners and for NHI. Within the context of our growth model, we rely on a cost-effective access to debt and equity capital to finance acquisitions that will drive our earnings. There is significant competition for healthcare assets from other REITs, both public and private, and from private equity sources. Large-scale portfolios continue to command premium pricing, due to the continued abundance of private and foreign buyers seeking to invest in healthcare real estate. This combination of circumstances places a premium on our ability to execute acquisitions and negotiate leases that will generate meaningful earnings growth for our shareholders. We emphasize growth with our existing tenants and borrowers as a way to insulate us from other competition.

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

Following three 25 basis-point increases in 2017, the Federal Open Market Committee of the Federal Reserve announced four further increases during 2018. As inflation is expected to rise, officials have forecast a total of two increases in 2019. However, the actual path the federal funds rate takes will depend on the changing economic outlook as informed by incoming data. The anticipation of past and further increases in the federal funds rate in 2019 and beyond has been a primary source of much volatility in REIT equity markets. As a result, there will be pressure on the spread between our cost of capital and the returns we earn. We expect that pressure to be partially mitigated by market forces that would tend to result in higher capitalization rates for healthcare assets and higher lease rates indicative of historical levels. Our cost of capital has increased over the past year as we transition some of our short-term revolving borrowings into debt instruments with longer maturities and fixed interest rates. Managing long-term risk involves trade-offs with the competing alternative goal of maximizing short-term profitability. Our intention is to strike an appropriate balance between these competing interests within the context of our investor profile. As interest rates rise, our share price may decline as investors adjust prices to reflect a dividend yield that is sufficiently in excess of a risk-free rate.

For the three months ended March 31, 2019, approximately 27% of our revenue was derived from operators of our skilled nursing facilities that receive a significant portion of their revenue from governmental payors, primarily Medicare and Medicaid. Such revenues are subject annually to statutory and regulatory changes and in recent years have been reduced due to federal and state budgetary pressures. Over the past few years, we have selectively diversified our portfolio by directing a significant portion of our investments into properties which do not rely primarily on Medicare and Medicaid reimbursement, but rather on private pay sources (assisted living and memory care facilities, senior living campuses, independent living facilities and entrance-fee communities). We will occasionally acquire skilled nursing facilities in good physical condition with a proven operator and strong local market fundamentals, because diversification implies a periodic rebalancing, but our recent investment focus has been on acquiring need-driven and discretionary senior housing assets.

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

In February 2019, we announced an increase in our quarterly dividend to $1.05 per common share ($4.20 on an annual basis). Our dividends per share for the last two years are as follows:

2018	2017
$4.00	$3.80

Our investments in healthcare real estate have been partially accomplished by our ability to effectively leverage our balance sheet. However, we continue to maintain a lower-leverage balance sheet when compared with many in our peer group. We believe that our fixed charge coverage ratio, which is the ratio of Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, including amounts in discontinued operations, excluding real estate asset impairments and gains on dispositions) to fixed charges (interest expense at contractual rates net of capitalized interest and principal payments on debt), and the ratio of consolidated net debt to Adjusted EBITDA are meaningful measures of our ability to service our debt. We use these two measures as a useful basis to compare the strength of our balance sheet with those in our peer group. We also believe this gives us a competitive advantage when accessing debt markets.

We calculate our fixed charge coverage ratio as approximately 5.1x for the three months ended March 31, 2019 (see our discussion under the heading Adjusted EBITDA including a reconciliation to our net income). Giving effect to our acquisitions and financings on an annualized basis, our consolidated net debt to Annualized Adjusted EBITDA ratio is approximately 4.6x for the three months ended March 31, 2019 (in thousands):

Consolidated Total Debt	$1,287,205
Less: cash and cash equivalents	(5,177)
Consolidated Net Debt	$1,282,028

Adjusted EBITDA	$68,233
Annualizing Adjustment	204,699
Annualized impact of recent investments	5,953
	$278,885

Consolidated Net Debt to Annualized Adjusted EBITDA	4.6	x

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

Major Tenants

As discussed in Note 2 to the consolidated financial statements, we have four lessees (including their affiliated entities, which are the legal tenants) from whom we individually derive at least 10% of our rental income as follows (dollars in thousands):

			Rental Income
		Investment	Three Months Ended March 31,				Lease
	Asset Class	Amount	2019		2018		Renewal
Senior Living Communities	EFC	$597,000	$11,532	17%	$11,449	17%	2029
Holiday Retirement	ILF	531,378	9,930	14%	10,954	16%	2035
Bickford Senior Living	ALF	525,576	13,244	19%	11,445	17%	Various
National HealthCare Corporation	SNF	171,297	9,748	14%	9,674	14%	2026
All others	Various	1,075,595	25,409	36%	25,731	36%	Various
		$2,900,846	$69,863		$69,253

Straight-line rent of $1,630,000 and $1,530,000 was recognized from the Holiday lease for the three months ended March 31, 2019 and 2018, respectively. Straight-line rent of $1,058,000 and $1,359,000 was recognized from the Senior Living Communities lease for the three months ended March 31, 2019 and 2018, respectively. Straight-line rent of $1,371,000 and $1,169,000 was recognized from the Bickford leases for the three months ended March 31, 2019 and 2018, respectively. For NHC, rent escalations are based on a percentage increase in revenue over a base year and do not give rise to non-cash, straight-line rental income. The table above, for the three months ended March 31, 2019, excludes $1,090,000 of property tax and insurance costs covered by our tenants through escrow reimbursement.

Our operators report to us the results of their operations on a periodic basis, which we in turn subject to further analysis as a means of monitoring potential concerns within our portfolio. We have identified EBITDARM (earnings before interest, taxes, depreciation, amortization, rent and management fees) as the most elemental barometer of success for our tenants, based on results they have reported to us. We believe EBITDARM is useful in our most fundamental analyses, as it is a property level measure of our operators’ success, by eliminating the effects of the operator’s method of acquiring the use of its assets (interest and rent), its non-cash expenses (depreciation and amortization), expenses that are dependent on its level of success (income taxes), and also excluding the effect of the operator’s payment of its management fees, as typically those fees are contractually subordinate to our lease payment. For operators of our entrance-fee communities, our calculation of EBITDARM includes other cash flow adjustments typical of the industry which may include, but are not limited to, net cash flows from entrance fees; amortization of deferred entrance fees; adjustments for tenant rent obligations, depreciation and amortization; and management fee true-ups. The eliminations and adjustments reflect covenants in our leases and provide a comparable basis for assessing our various relationships

We believe that EBITDARM is a useful way to analyze the cash potential of a group of assets. From EBITDARM we calculate a lease coverage ratio (EBITDARM/Cash Rent), measuring the ability of the operator to meet its monthly rental obligation. In addition to EBITDARM and the lease coverage ratio, we rely on, a careful balance sheet analysis, and other analytical procedures to help us identify potential areas of concern relative to our operators’ ability to generate sufficient liquidity to meet their obligations, including their obligation to continue to pay the rent due to us. Typical among our operators is a varying lag in reporting to us the results of their operations. Across our portfolio, however, our operators report their results, at the latest, within ninety days of month’s end. For computational purposes, we exclude development and lease-up properties that have been in operation less than 24 months and selected immaterial properties identified in 2019 as available for sale. For stabilized acquisitions in the portfolio less than 24 months and renewing leases with changes in scheduled rent, we include pro forma cash rent. For this reporting period, we have excluded results from SH Regency Leasing, LLC, as noted below under the heading Other Portfolio Activity.

The results by asset type are presented below on a trailing twelve-month basis, as of December 31, 2018 and 2017 (the most recent periods available):

Total Portfolio

	SHO	SNF	HOSP	MOB	TOTAL
Properties	133	72	3	2	210
4Q17	1.23x	2.50x	2.05x	3.85x	1.65x
4Q18	1.16x	2.66x	1.85x	4.76x	1.63x

	Need Driven	Need Driven excl. Bickford	Need Driven excl. Bickford & BKD	Discretionary	Discretionary excl. SLC & Holiday	Medical	Medical excl. NHC
Properties	96	48	39	37	3	77	35
4Q17	1.18x	1.16x	1.17x	1.29x	2.08x	2.48x	1.59x
4Q18	1.08x	1.07x	1.11x	1.24x	2.22x	2.60x	1.72x

	NHC	SLC	Bickford	Holiday
Properties	42	9	48	25
4Q17	3.60x	1.30x	1.20x	1.16x
4Q18	3.72x	1.18x	1.09x	1.16x

Same-Store Portfolio

	SHO	SNF	HOSP	MOB	Total
Properties	118	72	3	2	195
4Q17	1.26x	2.50x	2.05x	3.85x	1.69x
4Q18	1.19x	2.66x	1.85x	4.76x	1.68x

	Need Driven	Need Driven excl. Bickford	Need Driven excl. Bickford & BKD[2]	Discretionary	Discretionary excl. SLC & Holiday	Medical	Medical excl. NHC
Properties	81	42	33	37	3	77	35
4Q17	1.22x	1.20x	1.22x	1.29x	2.08x	2.48x	1.59x
4Q18	1.14x	1.14x	1.21x	1.24x	2.22x	2.60x	1.72x

	NHC	SLC	Bickford	Holiday
Properties	42	9	39	25
4Q17	3.60x	1.30x	1.23x	1.16x
4Q18	3.72x	1.18x	1.15x	1.16x
1 NHC based on corporate-level FCCR and includes 3 independent living facilities
2 Brookdale

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

Potential Effects of Medicare Reimbursement

Our SNF operators receive a significant portion of their revenues from governmental payors, primarily Medicare (federal) and Medicaid (states). Changes in reimbursement rates and limits on the scope of services reimbursed to skilled nursing facilities could have a material impact on the operators’ liquidity and financial condition. On August 1, 2018, the Centers for Medicare and Medicaid Services (“CMS”) announced the CMS Skilled Nursing Prospective Payment System (“PPS”) final rule whereby, effective October 1, 2019, its Patient-Driven Payment Model (“PDPM”) will replace Resource Utilization Groups (“RUGs”)-IV. Facilities will have one year to transition to PDPM from RUGs-IV by the October 1, 2019 implementation date. PDPM is designed as a more simplified payment model than RUGs-IV and is projected to reduce administrative costs and foster innovation to improve care to patients. Regulators forecast a $2 billion reduction in provider costs over 10 years as a result of simplified paperwork requirements for resident assessments. The new model shifts care delivery under Medicare away from fee-for-service, which in the past has based reimbursement on the amount of care provided, to focus on value-based care, which will base reimbursement on clinical complexity and the resident’s conditions and care needs. The final rule also established a 2.4% market basket increase beginning October 1, 2018. On April 19, 2019, CMS proposed a net 2.5% increase to Medicare skilled nursing payments for the fiscal year beginning October 1, 2019.  We believe a rate increase in line with inflation, along with general demographic growth among the oldest seniors, will help to stabilize lease coverages among our skilled nursing tenants at a time when they are implementing the PDPM payment model.

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

Investment Highlights

Since January 1, 2019, we have made or announced the following investments ($ in thousands):

	Date	Properties	Asset Class	Amount
Wingate Healthcare	January 2019	1	SHO	$52,200
Holiday Retirement	January 2019	1	SHO	38,000
Comfort Care Senior Living	April 2019	1	SHO	10,800
				$101,000

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

Holiday

In November 2018, we entered into a lease amendment and guaranty release (“the Agreement”) with an affiliate of Holiday Retirement (“Holiday”). Among other provisions, the Agreement decreased base rent beginning in 2019 from $39,000,000 to $31,500,000, extended the term of the original lease through 2035, improved the credit position of the tenant and increased required minimum capital expenditure per unit. As consideration for amending provisions included in the original 2013 lease, Holiday agreed to pay NHI $55,125,000 in cash or real estate and forfeit $10,637,000 of their original $21,275,000 security deposit.

On January 31, 2019, we acquired a senior housing facility in Vero Beach, Florida from Holiday consisting of 157 independent living and 71 assisted living units in exchange for $38,000,000 toward the $55,125,000 receivable arising from the lease amendment, discussed above. The property was added to the master lease at a 6.71% lease rate. Under the restructured master lease, annual lease escalators ranging from 2% to 3%, based on portfolio revenue growth, will go into effect on November 1, 2020. Holiday settled the remaining commitment to NHI with cash of $17,125,000 at closing. Initial lease payments from Holiday for 2019 under the amended lease are scheduled to be $33,838,000, while straight-line rent income is scheduled to be $40,459,000.

Comfort Care

On April 30, 2019, we acquired a newly-constructed 60 unit assisted living facility in Michigan which has 14 memory care units under construction with an expected summer 2019 opening. The purchase price was $10,800,000, inclusive of closing costs. We leased the property to Comfort Care Senior Living (“Comfort Care”), through a lease providing for an initial 7.75% lease rate, with annual fixed escalators beginning in year three over the term of 10 years plus two five-year renewal options. The lease includes a $3,000,000 earnout incentive which will be added to the lease base when funded. We accounted for the acquisition as an asset purchase.

Other Portfolio Activity

Tenant Transition

As of March 31, 2019, we continued to transition three lease portfolios to new operators as a result of non-compliance with our lease terms. The properties consist of three former Regency buildings, five former LaSalle Autumn Leaves properties and a property formerly leased to Landmark. To expedite stabilization of the facilities, NHI has committed to specified income-generating capitalized expenditures for the re-branding and refurbishment of certain of these properties. While transitioning is now well under way, during the first quarter of 2019, some agreements concerning the transition were informal in nature. Background of the tenant relationships is described in Form 10-K for the year ended December 31, 2018.

In June 2018, East Lake Capital Management LLC (“East Lake”) and certain related entities, including SH Regency Leasing, LLC (for three assisted living facilities in Tennessee, Indiana and North Carolina referred to as “Regency”), filed suit against NHI in Texas seeking injunctive and declaratory relief and unspecified monetary damages. We countered with motions calling for the immediate appointment of a receiver and for pre-judgment possession. Resulting from these claims and counterclaims, on December 6, 2018, the plaintiff parties entered into an agreement resulting in Regency vacating the facilities in December 2018. Due to a significant decrease in occupancy and the deferral of needed maintenance and capital expenditures, NHI arranged with experienced third-party operators to operate the three buildings. Until operations become stabilized or more formal long-term lease agreements are entered into, NHI is to receive 95% of operating cash flow, after management fees, generated by the Tennessee facility, and 100% of operating cash flow from a similar arrangement for the Indiana facility. The Charlotte facility remains closed while undergoing significant upgrades which are expected to be completed in June 2019. NHI has committed $3,100,000 toward these upgrades as well as anticipated facility operating losses.

Another of our tenants, The LaSalle Group (“LaSalle”), has been in default on its rent payments since November 2018. With no rent payment forthcoming in the first quarter of 2019, we began the process of transition, and on April 16, 2019, we placed the five buildings with a new tenant under similar arrangements to those in place over the former Regency buildings, with NHI to receive 95% of operating cash flow, after management fees, generated by the facilities pending stabilization. We also commenced litigation for the recovery of certain funds owed under the lease and against the principal executive personally under the guaranty agreement.

At December 31, 2018, we had a single-property lease in Wisconsin with Landmark Senior Living (”Landmark”) that was non-performing. For the three months ended March 31, 2019, we recorded $625,000 in lease income for amounts collected during the period. In February 2019, we transitioned the lease to BAKA Enterprises, (“BAKA”), temporarily acting under a management agreement with Landmark. Under terms of the new lease, after regulatory approval, NHI will receive 95% of operating cash flow, after management fees, as generated by the facilities. Upon the establishment of an operational baseline, beginning in year two, the agreement calls for a rent reset to fair value. The agreement provides for a term of 8 years, subject to renewal.

As we seek to stabilize the operations of these facilities and if our resulting tenants or operating partners do not have adequate liquidity to accept the risks and rewards of a tenant-lessee, NHI might be deemed the primary beneficiary of the operations and might be required to consolidate those statements of financial position and results of operations of the managers or operating partners into our consolidated financial statements.

Of our total revenue, $702,000 (1%) and $3,172,000 (4%) in lease revenues were derived from the above properties for the three months ended March 31, 2019 and 2018, respectively.

The following table summarizes the transition properties for the three months ended March 31, 2019 ($ in thousands):

Former Tenant / Facility Name (New Tenant)	Units	Location	Occupancy[5]	Lease Revenue
SH-Regency Leasing, LLC
The Cypress of College Park (SLC)[1]	148	IN	18.2%	$—
The Charlotte (SLC)[1]	98	NC	—%	—
Maybelle Carter (Vitality)[2]	135	TN	73.3%	77,000
LaSalle Autumn Leaves (Chancellor)[3]	196	IL/TX	74.7%	—
Landmark Senior Living (BAKA)[4]	120	WI	67.6%	625,000
	697		50.7%	$702,000
1 Two buildings transitioned December 7, 2018 to Senior Living Communities
2 One building transitioned December 14, 2018 to Vitality Living
3 Five buildings transitioned April 16, 2019 to Chancellor Health Care
4 One building transitioned February 19, 2019 to BAKA Enterprises; final settlement of $625,000 was received from Landmark
5 Monthly Average, as of March 31, 2019

Other

Our leases are typically structured as “triple net leases” on single-tenant properties having an initial leasehold term of 10 to 15 years with one or more 5-year renewal options. As such, there may be reporting periods in which we experience few, if any, lease renewals or expirations. During the three months ended March 31, 2019, we did not have any significant renewing or expiring leases.

Most of our existing leases contain annual escalators in rent payments. For financial statement purposes, rental income on our operating leases is recognized on a straight-line basis over the term of the lease. Certain of our operators hold purchase options allowing them to acquire properties they currently lease from NHI. We regularly engage in negotiations with these tenants to continue as lessor or in some other capacity.

We adjust rental income for the amortization of lease inducements paid to our tenants. Current outstanding commitments and contingencies are listed under our discussion of liquidity and capital resources. Amortization of these payments against revenues was $168,000 and $63,000 for the three months ended March 31, 2019 and 2018, respectively.

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

Results of Operations

The significant items affecting revenues and expenses are described below (in thousands):

	Three Months Ended
	March 31,		Period Change
	2019	2018	$		%
Revenues:
Rental income
ALFs leased to Bickford Senior Living	$11,873	$10,275	$1,598		15.6%
SLC leased to Wingate Healthcare	804	—	804		NM
SNFs leased to Ensign Group	5,842	5,103	739		14.5%
SHOs leased to Senior Living Communities	10,474	10,090	384		3.8%
SHOs leased to SH Regency Leasing	—	1,262	(1,262)		NM
ILFs leased to an affiliate of Holiday Retirement	8,300	9,424	(1,124)		(11.9)%
ALFs leased to The LaSalle Group	—	1,094	(1,094)		NM
Other new and existing leases	27,342	26,043	1,299		5.0%
	64,635	63,291	1,344		2.1%
Straight-line rent adjustments, new and existing leases	5,228	5,962	(734)		(12.3)%
Escrow funds received from tenants	1,090	—	1,090		NM
Total Rental Income	70,953	69,253	1,700		2.5%
Interest income and other
Life Care Services mortgages and construction loans	2,622	913	1,709		NM
Bickford construction loans	785	425	360		84.7%
Other existing mortgages and notes	1,711	2,122	(411)		(19.4)%
Total Interest Income from Mortgage and Other Notes	5,118	3,460	1,658		47.9%
Other income	36	33	3		9.1%
Total Revenues	76,107	72,746	3,361		4.6%
Expenses:
Depreciation
ALFs leased to Bickford Senior Living	3,649	3,107	542		17.4%
SNFs leased to Ensign Group	1,851	1,555	296		19.0%
SHOs leased to Senior Living Communities	3,760	3,580	180		5.0%
Other new and existing assets	9,231	9,093	138	2	1.5%
Total Depreciation	18,491	17,335	1,156	3	6.7%
Interest	13,518	11,614	1,904		16.4%
Payroll and related compensation expenses	1,202	1,799	(597)		(33.2)%
Non-cash stock-based compensation expense	2,001	1,425	576		40.4%
Loan and realty losses	2,500	—	2,500		NM
Property taxes and insurance on leased properties	1,090	—	1,090		NM
Other expenses	1,626	1,403	223		15.9%
Total Expenses	40,428	33,576	6,852		20.4%
Income before investment and other gains and losses	35,679	39,170	(3,491)		(8.9)%
Loss on convertible note retirement	—	(738)	738		NM
Net income	$35,679	$38,432	$(2,753)		(7.2)%

NM - not meaningful

Financial highlights of the quarter ended March 31, 2019, compared to the same quarter of 2018 were as follows:

•
The rental income increase of $1,344,000 includes the impact of $155,644,000 of new investments in 2018 and $90,200,000 so far in 2019. This impact was partially offset by a $1,124,000 decline in rental income received from affiliates of Holiday Retirement as a result of the lease amendment described in Note 2. The increase in rental income was also offset by a $1,262,000 decline in rental income from SH Regency Leasing and a $1,094,000 decline in rental income received from The LaSalle Group, both of which resulted in transitions to new tenants described herein under the heading Tenant Transitioning.

•
The increase in rental income included a $734,000 decrease in straight-line rent adjustments. Generally accepted accounting principles require rental income to be recognized on a straight-line basis over the term of the lease to give effect to scheduled rent escalators that are determinable at lease inception. Future increases in rental income depend on our ability to make new investments which meet our underwriting criteria.

•	Interest income from mortgage and other notes increased $1,658,000 primarily due to interest income received on loans to Bickford Senior Living and Life Care Services.

•	Depreciation expense increased $1,156,000 primarily due to new real estate investments completed in 2018 and 2019.

•
Interest expense, including amortization of debt discount and issuance costs, increased $1,904,000 primarily as a result of both an increase in 30-day LIBOR, which is the benchmark for our revolving debt, and the September 2018 conversion of $300,000,000 of debt initially drawn on our revolving facility into a five-year term loan.

•	Non-cash stock-based compensation expense increased due primarily to fluctuations in the valuation assumptions used in the Black-Scholes pricing model.

•	Payroll and related compensation expenses decreased $597,000 due primarily to the timing and amount of incentive compensation related to achieving certain company goals.

•	Loan and realty losses of $2,500,000 represent a writedown related to two facilities classified as held for sale with an estimated net realizable value of $3,745,000 at March 31, 2019.

•
Escrow funds received from tenants totaling $1,090,000 were used to pay property taxes and insurance which is a typical structure of a triple-net lease. Narrow-Scope Improvements for Lessors under ASU 2018-20 requires these items of revenue and expense be included in our condensed consolidated financial statements.

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

These sources and uses of cash are reflected in our Condensed Consolidated Statements of Cash Flows as summarized below (dollars in thousands):

	Three Months Ended March 31,		One Year Change
	2019	2018	$	%
Cash and cash equivalents and restricted cash, January 1	$9,912	$8,075	$1,837	22.7%
Net cash provided by operating activities	73,837	48,877	24,960	51.1%
Net cash used in investing activities	(65,039)	(19,586)	(45,453)	232.1%
Net cash used in financing activities	(3,156)	(28,755)	25,599	(89.0)%
Cash and cash equivalents and restricted cash, December 31	$15,554	$8,611	$6,943	80.6%

Operating Activities – Net cash provided by operating activities for the three months ended March 31, 2019 was favorably impacted by new real estate investments in 2018 and 2019, an increase in lease payment collections arising from escalators on existing leases and the funding of lease incentives.

Investing Activities – Net cash used in investing activities for the three months ended March 31, 2019 was comprised primarily of $65,339,000 of investments in real estate and notes, and was partially offset by the collection of principal on mortgage and other notes receivable.

Financing Activities – The change in net cash related to financing activities for the three months ended March 31, 2019 compared to the same period in 2018 is primarily the result of (1) net proceeds of $35,913,000 from the issuance of common shares in 2019, (2) $29,958,000 used to complete targeted repurchases of a portion of our outstanding convertible notes during 2018 and (3) dividend payments which increased $3,244,000 over the same period in 2018.

Liquidity

Apart from operations, the main source of our liquidity is our unsecured bank credit facility. At March 31, 2019, we had $461,000,000 available to draw on our revolving credit facility.

Our bank credit facility derives from the Credit Agreement dated as of August 3, 2017 (the "2017 Agreement"), and the Term Loan Agreement dated as of September 17, 2018 (the "2018 Agreement"). Together these agreements establish our unsecured $1,100,000,000 bank credit facility, which consists of $250,000,000 and $300,000,000 term loans and a $550,000,000 revolving credit facility. The $250,000,000 term loan and $550,000,000 revolving facility mature in August 2022, and the $300,000,000 term loan is to mature in September 2023. With the 2018 Agreement, we converted $300,000,000 of debt initially drawn on our revolving facility into a five-year term loan.

The revolving facility fee is currently 20 basis points per annum, and floating interest on the revolver and the term loans are presently set at 30-day LIBOR plus 115 and a blended 127 bps, respectively. At March 31, 2019 and December 2018, 30-day LIBOR was 249 and 250 bps, respectively. Within the facility, the employment of interest rate swaps for our fixed term debt leaves only our revolving credit facility and $100,000,000 of our newly issued $300,000,000 term loan exposed to interest rate risk through April 2019, when our $40,000,000 swap expires. Our swaps and the financial instruments to which they relate are described in the table below, under the caption “Interest Rate Swap Agreements.” The current interest spreads and facility fee reflect our leverage-ratio compliance based on the applicable margin for LIBOR loans, measuring debt to “Total Asset Value,” at Level 2 in the Interest Rate Schedule provided below in abridged format:

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

The 2017 Agreement requires that we calculate specified financial statement metrics and meet or exceed a variety of financial ratios, which are usual and customary in nature. These ratios are calculated quarterly and as of March 31, 2019 were within required limits.

The calculation of our leverage ratio involves intermediate determinations of our “total indebtedness” and of our “total asset value,” as defined in the 2017 Agreement. We are near the upper bounds delineated by Level 2 in the Interest Rate Schedule, above.

Aside from a more favorable rate, the 2018 Agreement generally calls for the same covenants and financial statement metrics required for compliance with terms of the 2017 Agreement. Although we are currently eligible under the 2017 and 2018 Agreements to transact in our unsecured bank credit facilities at the respective scheduled rates represented by Level 2, the movement of our leverage ratio into Level 3 or 4 at current levels of debt would result in additional annual costs from $375,000 to $1,300,000, respectively, assuming an average revolver balance of approximately $200,000,000. Further movement of our leverage ratio beyond levels currently contemplated by management would be subject to escalating increases in interest. If, in addition to changes in the leverage ratio, certain qualitative indicators of our risk profile were to materially change, further interest-rate escalations may result.

Our at-the-market (“ATM”) offering represents an additional source of liquidity. Through the program in 2019, we issued 462,925 common shares, with an average price for shares sold of $78.95, resulting after commissions in net proceeds of $35,999,000. Cash from these issuances was initially used to pay down our revolving credit facility.

As we continue our activity in the ATM program in 2019, we intend to use the proceeds for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under our credit facility. Acquisitions, if any, whose magnitude would entail an equity match unable to be efficiently sourced through the ATM would likely trigger a prospectus supplement and an underwritten or overnight offering of NHI common stock, rather than placement through the ATM. Offerings under the ATM program are made pursuant to a prospectus dated February 22, 2017, which constitutes a part of NHI’s effective shelf registration statement that was previously filed with the Securities and Exchange Commission.

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

NHI’s ATM offerings were initially made pursuant to a prospectus dated March 18, 2014, and a related prospectus supplement dated February 17, 2015, which constitute a part of our effective shelf registration statement that was previously filed with the SEC. We filed a new registration statement and commenced a new ATM program effective February 22, 2017. The following table summarizes the issuances since inception on our ATM as of March 31, 2019:

	Shares	Weighted Average Share Price	Net Proceeds
2015	830,506	$60.33	$49,389,000
2016	1,395,642	$75.79	104,190,000
2017	1,661,161	$74.87	122,500,000
2018	1,112,363	$74.84	82,001,000
2019	462,925	$78.95	35,999,000
	5,462,597		$394,079,000

The table above does not include indirect legal and accounting costs associated with updating and maintaining our shelf registration statement.

The use of funds from our ATM program effects a rebalancing of our leverage in response to our acquisitions and has kept our options flexible for further expansion. We continue to explore various other funding sources including bank term loans, convertible debt, traditional equity placement, unsecured bonds and senior notes, debt private placement and secured government agency financing. We view our ATM program as an effective way to match-fund our smaller acquisitions by exercising control over the timing and size of transactions and achieving a more favorable cost of capital as compared to larger follow-on offerings.

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

As of March 31, 2019, our senior unsecured convertible notes were convertible at a rate of 14.47 shares of common stock per $1,000 principal amount, representing a conversion price of approximately $69.11 per share for a total of 1,736,340 remaining underlying shares. For the three months ended March 31, 2019, dilution resulting from the conversion option within our convertible debt is 223,513 shares. If NHI’s current share price increases above the adjusted $69.11 conversion price, further dilution will be attributable to the conversion feature. On March 31, 2019, the value of the convertible debt, computed as if the debt were immediately eligible for conversion, exceeded its face amount by $16,390,000.

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

Interest Rate Swap Agreements

To mitigate our exposure to interest rate risk, we have in place the following interest rate swap contracts in place to hedge against floating rates on our $250,000,000 bank term loan as of March 31, 2019 (dollars in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value
May 2012	April 2019	2.84%	1-month LIBOR	$40,000,000	$31
June 2013	June 2020	3.41%	1-month LIBOR	$80,000,000	$230
March 2014	June 2020	3.46%	1-month LIBOR	$130,000,000	$298
March 2019	December 2021	3.46%	1-month LIBOR	$100,000,000	$(92)
March 2019	December 2021	3.47%	1-month LIBOR	$100,000,000	$(127)

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

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. The Company has material contracts that are indexed to USD-LIBOR and is monitoring this activity and evaluating the related risks.

We intend to comply with REIT dividend requirements that we distribute at least 90% of our annual taxable income for the year ending December 31, 2019 and thereafter. Dividends declared for the fourth quarter of each fiscal year are paid by the end of the following January and are, with some exceptions, treated for tax purposes as having been paid in the fiscal year just ended as provided in IRS Code Sec. 857(b)(8). We declare special dividends when we compute our REIT taxable income in an amount that exceeds our regular dividends for the fiscal year.

Off Balance Sheet Arrangements

We currently have no outstanding guarantees. As described in Note 1 to the condensed consolidated financial statements, our leases, mortgages and other notes receivable with certain entities represent variable interests in those enterprises. However, because we do not control these entities, nor do we have any role in their day-to-day management, we are not their primary beneficiary. Except as discussed in our Annual Report on Form 10-K for the year ended December 31, 2018, under Contractual Obligations and Contingent Liabilities, we have no further material obligations arising from our transactions with these entities, and we believe our maximum exposure to loss at March 31, 2019, due to this involvement would be limited to our contractual commitments and contingent liabilities and the amount of our current investments with them, as detailed further in Notes 1, 2, 3 and 6 to the condensed consolidated financial statements. As of March 31, 2019, we furnished no direct support to any of these entities.

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

Additional disclosure requirements also give widely ranging results depending on market price variability. The notes will be freely convertible in the last six months of their contractual life, beginning in the fourth quarter of 2020; however, generally accepted accounting principles require us to periodically report the amount by which the notes’ convertible value exceeds their principal amount, without regard to the current availability of the conversion feature. Further, the mechanics of the calculation require the use of an end-of-period stock price, so that using that amount for the remaining notes outstanding of $120,000,000 at March 31, 2019, delivers an excess of $16,390,000, whereas the use of another price point would give a different result.

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

Contractual Obligations and Contingent Liabilities

For our contractual obligations as of December 31, 2018, see our Management’s Discussion and Analysis contained in our Form 10-K for the year ended December 31, 2018.

Commitments and Contingencies

The following tables summarize information as of March 31, 2019 related to our outstanding commitments and contingencies which are more fully described in the notes to the consolidated financial statements.

	Asset Class	Type	Total	Funded	Remaining
Loan Commitments:
LCS Sagewood Note A	SHO	Construction	$118,800,000	$(77,118,000)	$41,682,000
LCS Sagewood Note B	SHO	Construction	61,200,000	(15,612,000)	45,588,000
LCS Timber Ridge Note A	SHO	Construction	60,000,000	(58,975,000)	1,025,000
Bickford Senior Living	SHO	Construction	56,700,000	(36,415,000)	20,285,000
Senior Living Communities	SHO	Revolving Credit	15,000,000	(2,758,000)	12,242,000
			$311,700,000	$(190,878,000)	$120,822,000

See Note 3 to our consolidated financial statements for full details of our loan commitments. As provided above, loans funded do not include the effects of discounts or commitment fees. We expect to incrementally fund the LCS Sagewood Note A during 2019. Funding of the promissory note commitments to Bickford is expected to transpire monthly throughout 2019.

	Asset Class	Type	Total	Funded	Remaining
Development Commitments:
Ignite Medical Resorts	SNF	Construction	$25,350,000	$(6,621,000)	$18,729,000
Woodland Village	SHO	Renovation	7,450,000	(7,268,000)	182,000
Senior Living Communities	SHO	Renovation	6,830,000	(5,808,000)	1,022,000
Senior Living Communities	SHO	Renovation	3,100,000	—	3,100,000
Bickford Senior Living	SHO	Renovation	1,750,000	(1,750,000)	—
Navion Senior Solutions	SHO	Construction	650,000	—	650,000
Discovery Senior Living	SHO	Renovation	500,000	(302,000)	198,000
			$45,630,000	$(21,749,000)	$23,881,000

	Asset Class	Type	Total	Funded	Remaining
Contingencies:
Bickford Senior Living	SHO	Lease Inducement	$10,000,000	$(8,750,000)	$1,250,000
Bickford Senior Living	SHO	Incentive Loan Draws	8,000,000	(250,000)	7,750,000
Wingate Healthcare	SHO	Lease Inducement	5,000,000	—	5,000,000
Navion Senior Solutions	SHO	Lease Inducement	4,850,000	—	4,850,000
Ignite Medical Resorts	SNF	Lease Inducement	2,000,000	—	2,000,000
			$29,850,000	$(9,000,000)	$20,850,000

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

Funds From Operations - FFO

Our FFO per diluted common share for the three months ended March 31, 2019 decreased $0.03 (2.2%) over the same period in 2018 due primarily to the dilutive impact of 1,667,164 common shares issued since March 31, 2018. FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and applied by us, is net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures, if any. The Company’s computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or have a different interpretation of the current NAREIT definition from that of the Company; therefore, caution should be exercised when comparing our Company’s FFO to that of other REITs. Diluted FFO assumes the exercise of stock options and other potentially dilutive securities.

Our normalized FFO per diluted common share for the three months ended March 31, 2019 decreased $0.04 (3.0%) over the same period in 2018 due primarily to the dilutive impact of 1,667,164 common shares issued since March 31, 2018. Normalized FFO excludes from FFO certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to, impairment of non-real estate assets, gains and losses attributable to the acquisition and disposition of assets and liabilities, and recoveries of previous write-downs.

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

Adjusted Funds From Operations - AFFO

Our normalized AFFO per diluted common share for the three months ended March 31, 2019 was $1.22, unchanged over the same period in 2018 due primarily to the dilutive impact of 1,667,164 common shares issued since March 31, 2018. In addition to the adjustments included in the calculation of normalized FFO, normalized AFFO excludes the impact of any straight-line rent revenue, amortization of the original issue discount on our convertible senior notes and amortization of debt issuance costs.

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

Funds Available for Distribution - FAD

Our normalized FAD for the three months ended March 31, 2019 increased $2,153,000 (4.1%) over the same period in 2018 due primarily to the impact of new investments completed since March 31, 2018. In addition to the adjustments included in the calculation of normalized AFFO, normalized FAD excludes the impact of non-cash stock based compensation. Normalized FAD is an important supplemental measure of liquidity for a REIT as a useful indicator of the ability to distribute dividends to shareholders.

The following table reconciles net income, the most directly comparable GAAP metric, to FFO, Normalized FFO, Normalized AFFO and Normalized FAD and is presented for both basic and diluted weighted average common shares (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2019	2018
Net income	$35,679	$38,432
Elimination of certain non-cash items in net income:
Depreciation	18,491	17,335
Impairment of real estate	2,500	—
NAREIT FFO	56,670	55,767
Loss on convertible note retirement	—	738
Recognition of unamortized note receivable commitment fees	—	(515)
Normalized FFO	56,670	55,990
Straight-line rent revenue, net	(5,228)	(5,962)
Amortization of lease incentives	168	63
Amortization of original issue discount	193	221
Amortization of debt issuance costs	700	614
Normalized AFFO	52,503	50,926
Non-cash stock-based compensation	2,001	1,425
Normalized FAD	$54,504	$52,351

BASIC
Weighted average common shares outstanding	42,825,824	41,532,154
NAREIT FFO per common share	$1.32	$1.34
Normalized FFO per common share	$1.32	$1.35
Normalized AFFO per common share	$1.23	$1.23

DILUTED
Weighted average common shares outstanding	43,125,032	41,576,876
NAREIT FFO per common share	$1.31	$1.34
Normalized FFO per common share	$1.31	$1.35
Normalized AFFO per common share	$1.22	$1.22

Adjusted EBITDA

We consider Adjusted EBITDA to be an important supplemental measure because it provides information which we use to evaluate our performance and serves as an indication of our ability to service debt. We define Adjusted EBITDA as consolidated earnings before interest, taxes, depreciation and amortization, excluding real estate asset impairments and gains on dispositions and certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing Adjusted EBITDA for the current period to similar prior periods. These items include, but are not limited to, impairment of non-real estate assets, gains and losses attributable to the acquisition and disposition of assets and liabilities, and recoveries of previous write-downs. Since others may not use our definition of Adjusted EBITDA, caution should be exercised when comparing our Adjusted EBITDA to that of other companies. EBITDA reflects GAAP interest expense, which excludes amounts capitalized during the period.

The following table reconciles net income, the most directly comparable GAAP metric, to Adjusted EBITDA:

	Three Months Ended
	March 31,
	2019	2018
Net income	$35,679	$38,432
Interest expense	13,518	11,614
Franchise, excise and other taxes	545	346
Depreciation	18,491	17,335
Loss on convertible note retirement	—	738
Recognition of unamortized note receivable commitment fees	—	(515)
Adjusted EBITDA	$68,233	$67,950

Interest expense at contractual rates	$13,074	$10,527
Principal payments	296	285
Fixed Charges	$13,370	$10,812

Fixed Charge Coverage	5.1x	6.3x

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At March 31, 2019, we were exposed to market risks related to fluctuations in interest rates on approximately $189,000,000 of variable-rate indebtedness (excludes $450,000,000 of variable-rate debt that has been hedged through interest-rate swap contracts) and on our mortgage and other notes receivable. The unused portion ($461,000,000 at March 31, 2019) of our revolving credit facility, should it be drawn upon, is subject to variable rates.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a 50 basis-point increase or decrease in the interest rate related to variable-rate debt, and assuming no change in the outstanding balance as of March 31, 2019, net interest expense would increase or decrease annually by approximately $945,000 or $0.02 per common share on a diluted basis.

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

The following table sets forth certain information with respect to our debt (dollar amounts in thousands):

	March 31, 2019			December 31, 2018
	Balance[1]	% of total	Rate[3]	Balance[1]	% of total	Rate[3]
Fixed rate:
Convertible senior notes	$120,000	9.2%	3.25%	$120,000	9.3%	3.25%
Unsecured term loans	650,000	50.0%	3.84%	650,000	50.2%	3.99%
HUD mortgage loans[2]	44,016	3.4%	4.04%	44,226	3.4%	4.04%
Fannie Mae loans	95,958	7.4%	3.94%	96,044	7.4%	3.94%
Variable rate:
Unsecured term loan	300,000	23.1%	3.56%	300,000	23.2%	3.77%
Unsecured revolving credit facility	89,000	6.9%	3.64%	84,000	6.5%	3.92%
	$1,298,974	100.0%	3.72%	$1,294,270	100.0%	3.88%

[1] Differs from carrying amount due to unamortized discounts and loan costs.
[2] Includes 10 HUD mortgages; rate is a weighted average inclusive of a mortgage insurance premium
[3] Total is weighted average rate

The unsecured term loans in the table above reflect the effect of $40,000,000, $80,000,000, $130,000,000, and two $100,000,000 notional amount interest rate swaps with maturities of April 2019, June 2020, June 2020 and December 2021, respectively, that effectively convert variable rate debt to fixed rate debt. These loans bear interest at LIBOR plus a spread, currently a blended 127 basis points, based on our Leverage-Based Applicable Margin, as defined.

To highlight the sensitivity of our convertible senior notes and secured mortgage debt to changes in interest rates, the following summary shows the effects on fair value (“FV”) assuming a parallel shift of 50 basis points (“bps”) in market interest rates for a contract with similar maturities as of March 31, 2019 (dollar amounts in thousands):

	Balance	Fair Value[1]	FV reflecting change in interest rates
Fixed rate:			-50 bps	+50 bps
Private placement term loans - unsecured	$400,000	$392,465	$402,272	$382,937
Convertible senior notes	120,000	124,007	125,249	122,779
Fannie Mae loans	95,958	92,129	94,632	89,699
HUD mortgage loans	44,016	44,853	47,942	42,037
[1] The change in fair value of our fixed rate debt was due primarily to the overall change in interest rates.

At March 31, 2019, the fair value of our mortgage and other notes receivable, discounted for estimated changes in the risk-free rate, was approximately $260,119,000. A 50 basis-point increase in market rates would decrease the estimated fair value of our mortgage and other loans by approximately $4,874,000, while a 50 basis point decrease in such rates would increase their estimated fair value by approximately $1,079,000.

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures. As of March 31, 2019, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities and Exchange Act of 1934, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CAO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the CEO and CAO concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2019.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company successfully completed a migration to new accounting software effective January 1, 2019.

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

In June 2018, East Lake Capital Management LLC and certain related entities, including Regency (for three assisted living facilities in Tennessee, Indiana and North Carolina), filed suit against NHI in Texas seeking injunctive and declaratory relief and unspecified monetary damages. We countered with motions calling for the immediate appointment of a receiver and for pre-judgment possession. Resulting from these claims and counterclaims, on December 6, 2018, the plaintiff parties entered into an agreement resulting in Regency vacating the facilities in December 2018.

The LaSalle Group has been in default on its rent payments since November 2018. With no rent payment forthcoming in the first quarter of 2019, we began the process of transitioning the properties to a new operator and on April 16, 2019, we placed the five buildings with a new tenant under similar arrangements to those in place over the former Regency buildings, with NHI to receive 95% of operating cash flow, after management fees, generated by the facilities pending stabilization. We also commenced litigation for the recovery of certain funds owed under the lease and against the principal executive personally under the guaranty agreement.

Item 1A. Risk Factors.

During the three months ended March 31, 2019, there were no material changes to the risk factors that were disclosed in Item 1A of National Health Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form S-11 Registration Statement No. 33-41863, filed in paper - hyperlink is not required pursuant to Rule 105 of Regulation S-T)
3.2	Amendment to Articles of Incorporation (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed March 21, 2009)
3.3	Amendment to Articles of Incorporation approved by shareholders on May 2, 2014 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed August 4, 2014)
3.4	Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-K filed February 15, 2013)
3.5	Amendment No. 1 to Restated Bylaws dated February 14, 2014 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-K filed February 14, 2014)
4.1
Form of Common Stock Certificate (incorporated by reference to Exhibit 39 to Form S-11 Registration Statement No. 33-41863, filed in paper - hyperlink is not required pursuant to Rule 105 of Regulation S-T)

4.2
Indenture, dated as of March 25, 2014, between National Health Investors, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed March 31, 2014)

4.3
First Supplemental Indenture, dated as of March 25, 2014, to the Indenture, dated as of March 25, 2014, between National Health Investors, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed March 31, 20143)

10.1
Amended and Restated Employment Agreement dated as of February 15, 2019, by and between the Company and D. Eric Mendelsohn (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 22, 2019)

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

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date:	May 6, 2019	/s/ D. Eric Mendelsohn
D. Eric Mendelsohn
President and Chief Executive Officer
(duly authorized officer)

Date:	May 6, 2019	/s/ Roger R. Hopkins
Roger R. Hopkins
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)