Form 10-Q
period 2019-06-30
NATIONAL HEALTH INVESTORS INC
filed 2019-08-08
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	_____________	to	_____________

Commission File Number 001-10822
National Health Investors Inc
(Exact name of registrant as specified in its charter)

Maryland		62-1470956
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

222 Robert Rose Drive		37129
Murfreesboro	Tennessee	(Zip Code)
(Address of principal executive offices)

(615)	890-9100
(Registrant’s telephone number, including area code)

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	NHI	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

There were 43,360,882 shares of common stock outstanding of the registrant as of August 5, 2019.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets:
Real estate properties:
Land	$214,661	$202,196
Buildings and improvements	2,823,170	2,599,526
Construction in progress	20,889	16,643
	3,058,720	2,818,365
Less accumulated depreciation	(487,591)	(451,483)
Real estate properties, net	2,571,129	2,366,882
Mortgage and other notes receivable, net	306,454	246,111
Cash and cash equivalents	5,635	4,659
Straight-line rent receivable	78,672	105,620
Assets held for sale, net	3,745	—
Other assets	31,746	27,298
Total Assets	$2,997,381	$2,750,570

Liabilities and Stockholders’ Equity:
Debt	$1,471,787	$1,281,675
Accounts payable and accrued expenses	27,104	19,890
Dividends payable	45,525	42,700
Lease deposit liabilities	10,638	10,638
Deferred income	22,641	5,954
Total Liabilities	1,577,695	1,360,857

Commitments and Contingencies

National Health Investors, Inc. Stockholders' Equity:
Common stock, $.01 par value; 60,000,000 shares authorized;
43,357,018 and 42,700,411 shares issued and outstanding	434	427
Capital in excess of par value	1,419,228	1,369,919
Cumulative net income in excess of dividends	2,842	18,068
Accumulated other comprehensive income (loss)	(3,459)	1,299
Total National Health Investors, Inc. Stockholders' Equity	1,419,045	1,389,713
Noncontrolling interest	641	—
Total Equity	1,419,686	1,389,713
Total Liabilities and Stockholders’ Equity	$2,997,381	$2,750,570

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements. The Condensed Consolidated Balance Sheet at December 31, 2018 was derived from the audited consolidated financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Revenues:
Rental income	$72,578	$69,869	$143,531	$139,122
Interest income and other	5,518	3,087	10,673	6,580
	78,096	72,956	154,204	145,702
Expenses:
Depreciation	19,020	17,794	37,511	35,129
Interest	13,746	12,220	27,264	23,834
Legal	99	223	369	334
Franchise, excise and other taxes	775	266	1,320	612
General and administrative	2,972	2,765	6,986	6,935
Property taxes and insurance on leased properties	1,506	—	2,597	—
Loan and realty losses	—	1,849	2,500	1,849
	38,118	35,117	78,547	68,693

Income before loss on convertible note retirement	39,978	37,839	75,657	77,009
Loss on convertible note retirement	—	—	—	(738)
Net income	39,978	37,839	75,657	76,271
Less: net loss attributable to noncontrolling interest	1	—	1	—
Net income attributable to common stockholders	$39,979	$37,839	$75,658	$76,271

Weighted average common shares outstanding:
Basic	43,232,384	41,704,819	43,029,104	41,618,487
Diluted	43,498,021	41,786,829	43,311,527	41,681,854

Earnings per common share:
Net income attributable to common stockholders - basic	$.92	$.91	$1.76	$1.83
Net income attributable to common stockholders - diluted	$.92	$.91	$1.75	$1.83

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)

Net income	$39,978	$37,839	$75,657	$76,271
Other comprehensive income (loss):
Increase (decrease) in fair value of cash flow hedges	(3,451)	727	(4,117)	2,373
Reclassification for amounts recognized as interest expense	(350)	76	(641)	352
Total other comprehensive income (loss)	(3,801)	803	(4,758)	2,725
Comprehensive income	36,177	38,642	70,899	78,996
Less: comprehensive loss attributable to noncontrolling interest	1	—	1	—
Comprehensive income attributable to common stockholders	$36,178	$38,642	$70,900	$78,996

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2019	2018
	(unaudited)
Cash flows from operating activities:
Net income	$75,657	$76,271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	37,511	35,129
Amortization of debt issuance costs and debt discounts	2,551	2,100
Amortization of commitment fees and note receivable discounts	(241)	(589)
Amortization of lease incentives	383	132
Straight-line rent income	(10,535)	(11,797)
Non-cash interest income on construction loans	(1,005)	(943)
Loss on convertible note retirement	—	738
Loan and realty losses	2,500	1,849
Payment of lease incentives	(2,600)	—
Non-cash stock-based compensation	2,478	1,794
Changes in operating assets and liabilities:
Other assets	2,474	(5,367)
Accounts payable and accrued expenses	1,571	2,900
Deferred income	16,170	—
Net cash provided by operating activities	126,914	102,217

Cash flows from investing activities:
Investments in mortgage and other notes receivable	(59,655)	(9,845)
Collections of mortgage and other notes receivable	558	2,775
Investments in real estate	(200,632)	(129,558)
Investments in renovations of existing real estate	(8,300)	(4,269)
Net cash used in investing activities	(268,029)	(140,897)

Cash flows from financing activities:
Proceeds from revolving credit facility	292,000	179,000
Payments on revolving credit facility	(103,000)	(73,000)
Payments on term loans	(589)	(568)
Debt issuance costs	(90)	—
Proceeds from noncontrolling interest	642	—
Taxes remitted on employee stock awards	(1,016)	(325)
Proceeds from issuance of common shares, net	47,854	44,920
Convertible note redemption	—	(29,985)
Dividends paid to stockholders	(88,060)	(80,988)
Net provided by financing activities	147,741	39,054

Increase in cash and cash equivalents and restricted cash	6,626	374
Cash and cash equivalents and restricted cash, beginning of period	9,912	8,075
Cash and cash equivalents and restricted cash, end of period	$16,538	$8,449

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Six Months Ended
	June 30,
	2019	2018
	(unaudited)
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$26,032	$22,403
Supplemental disclosure of non-cash investing and financing activities:
Change in accounts payable related to investments in real estate construction	$(1,981)	$273
Change in accounts payable related to investments in real estate acquisition	$1,178	$—
Change in straight-line rent receivable related to investments in real estate	$38,000	$—
Change in other assets related to investments in real estate	$176	$—
Tenant investment in leased asset	$—	$3,775

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Cumulative Net Income in Excess of Dividends	Accumulated Other Comprehensive Income (Loss)	Total National Health Investors Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balances at December 31, 2018	42,700,411	$427	$1,369,919	$18,068	$1,299	$1,389,713	$—	$1,389,713
Total comprehensive income	—	—	—	35,679	(957)	34,722	—	34,722
Issuance of common stock, net	462,925	5	35,908	—	—	35,913	—	35,913
Taxes paid on employee stock awards	—	—	(1,006)	—	—	(1,006)	—	(1,006)
Shares issued on stock options exercised	35,982	—	(1)	—	—	(1)	—	(1)
Stock-based compensation	—	—	2,001	—	—	2,001	—	2,001
Dividends declared, $1.05 per common share	—	—	—	(45,359)	—	(45,359)	—	(45,359)
Activity for the three months ended March 31, 2019	498,907	5	36,902	(9,680)	(957)	26,270	—	26,270
Noncontrolling interest conveyed in acquisition	—	—	—	—	—	—	642	642
Total comprehensive income	—	—	—	39,979	(3,801)	36,178	(1)	36,177
Issuance of common stock, net	155,729	2	11,940	—	—	11,942	—	11,942
Taxes paid on employee stock awards	—	—	(10)	—	—	(10)	—	(10)
Shares issued on stock options exercised	1,971	—	—	—	—	—	—	—
Stock-based compensation	—	—	477	—	—	477	—	477
Dividends declared, $1.05 per common share	—	—	—	(45,525)	—	(45,525)	—	(45,525)
Activity for the three months ended June 30, 2019	157,700	2	12,407	(5,546)	(3,801)	3,062	641	3,703
Balances at June 30, 2019	43,357,018	$434	$1,419,228	$2,842	$(3,459)	$1,419,045	$641	$1,419,686

	Common Stock		Capital in Excess of Par Value	Cumulative Net Income in Excess of Dividends	Accumulated Other Comprehensive Income (Loss)	Total National Health Investors Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balances at December 31, 2017	41,532,154	$415	$1,289,919	$32,605	$(822)	$1,322,117	$—	$1,322,117
Cumulative effect of change in accounting principle	—	—	—	(235)	235	—	—	—
Total comprehensive income	—	—	—	38,432	1,922	40,354	—	40,354
Equity component in redemption of convertible notes	—	—	(2,427)	—	—	(2,427)	—	(2,427)
Equity offerring costs	—	—	(56)	—	—	(56)	—	(56)
Stock-based compensation	—	—	1,425	—	—	1,425	—	1,425
Dividends declared, $1.00 per common share	—	—	—	(41,532)	—	(41,532)	—	(41,532)
Activity for the three months ended March 31, 2018	—	—	(1,058)	(3,335)	2,157	(2,236)	—	(2,236)
Total comprehensive income	—	—	—	37,839	803	38,642	—	38,642
Issuance of common stock, net	628,403	7	44,969	—	—	44,976	—	44,976
Taxes paid on employee stock awards	—	—	(325)	—	—	(325)	—	(325)
Shares issued on stock options exercised	11,309	—	—	—	—	—	—	—
Stock-based compensation	—	—	369	—	—	369	—	369
Dividends declared, $1.00 per common share	—	—	—	(42,171)	—	(42,171)	—	(42,171)
Activity for the three months ended June 30, 2018	639,712	7	45,013	(4,332)	803	41,491	—	41,491
Balances at June 30, 2018	42,171,866	$422	$1,333,874	$24,938	$2,138	$1,361,372	$—	$1,361,372

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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

At June 30, 2019, we held an interest in seven unconsolidated VIEs, and, because we generally lack either directly or through related parties any material input in the activities that most significantly impact their economic performance, we have concluded that NHI is not the primary beneficiary. Accordingly, we account for our transactions with these entities and their subsidiaries at amortized cost.

Our VIEs are summarized below by date of initial involvement. For further discussion of the nature of the relationships, including the sources of our exposure to these VIEs, see the notes to our condensed consolidated financial statements cross-referenced below.

Date	Name	Source of Exposure	Carrying Amount	Maximum Exposure to Loss	Note Reference
2012	Bickford Senior Living	Various[1]	$68,433,000	$82,741,000	Notes 2, 3
2014	Senior Living Communities	Notes and straight-line receivable	$82,035,000	$92,457,000	Notes 2, 3
2015	Timber Ridge, LCS affiliate	Notes receivable	$59,147,000	$59,799,000	Note 3
2016	Senior Living Management	Notes and straight-line receivable	$26,667,000	$26,667,000	Note 3
2017	Evolve Senior Living	Note receivable	$9,938,000	$9,938,000	—
2018	Sagewood, LCS affiliate	Notes receivable	$97,948,000	$178,366,000	Note 3
2019	41 Management, LLC	Notes receivable	$1,388,000	$10,800,000	Note 3

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

The following table sets forth our cash, cash equivalents and restricted cash reported within the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	June 30, 2019	June 30, 2018
Cash and cash equivalents	$5,635	$3,045
Restricted cash	10,903	5,404
	$16,538	$8,449

Leases - For operating leases entered into during 2019, we record under the guidance of ASC Topic 842, Leases. Our leases generally have an initial leasehold term of 10 to 15 years followed by one or more 5-year tenant renewal options. The leases are “triple net leases” under which the tenant is responsible for the payment of all taxes, utilities, insurance premiums, repairs and other charges relating to the operation of the properties, including required levels of capital expenditures each year. The tenant is obligated at its expense to keep all improvements, fixtures and other components of the properties covered by “all risk” insurance in an amount equal to at least the full replacement cost thereof, and to maintain specified minimal personal injury and property damage insurance, protecting us as well as the tenant. The leases also require the tenant to indemnify and hold us harmless from all claims resulting from the use, occupancy and related activities of each property by the tenant, and to indemnify us against all costs related to any release, discovery, clean-up and removal of hazardous substances or materials, or other environmental responsibility with respect to each facility. These provisions, along with a growing senior demographic and the historical propensity for real estate to hold its value, collectively constitute much of the means by which the risk associated with the residual value of our properties is mitigated. Additionally, in monitoring the performance of our properties, we are positioned to respond appropriately to declines in physical plant or tenant performance. While we do not incorporate residual value guarantees, the above lease provisions and considerations inform our expectation of realizable value from our properties upon the expiration of their lease terms. The residual value of our real estate under lease is still subject to various market, asset, and tenant-specific risks and characteristics. As the classification of our leases is dependent on the fair value of estimated cash flows at lease commencement, residual values represent significant assumptions in our accounting for operating leases. Similarly, the exercise of options is also subject to these same risks, making a tenant’s lease term another significant variable in a lease’s cash flows.

Most of our existing leases contain annual fixed escalators in rent payments, and, for financial statement purposes, rental income is recognized on a straight-line basis over the term of the lease. Other operators lease from us under leases that provide for variable escalation in lease payments based on contingent factors not determinable in advance. Principally, two operators with leases based on variable escalators constitute 20% of our total revenue and are derived from either an index applied to the measured level of operations or the consumer price index. Additionally, we derive variable payments from those operators discussed under the sub-heading “Tenant Transition” for which variable payments are determined as a percentage of the tenant’s net operating income. Our variable revenue from these operators is recognized when received. A summary of future minimum lease payments as of June 30, 2019, can be found in Note 2.

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

NOTE 2. REAL ESTATE

As of June 30, 2019, we owned 228 health care real estate properties located in 33 states and consisting of 151 senior housing communities (“SHO”), 72 skilled nursing facilities (“SNF”), 3 hospitals and 2 medical office buildings. Our senior housing communities include assisted living facilities, senior living campuses, independent living facilities, and entrance-fee communities. These investments (excluding our corporate office of $2,505,000) consisted of properties with an original cost of approximately $3,056,215,000 rented under triple-net leases to 30 lessees.

During the six months ended June 30, 2019, we made the following real estate investments and commitments as described below ($ in thousands):

Operator	Date	Properties	Asset Class	Amount
Wingate Healthcare	January 2019	1	SHO	$52,200
Holiday Retirement	January 2019	1	SHO	38,000
Comfort Care Senior Living	April 2019	1	SHO	10,800
Comfort Care Senior Living	May 2019	1	SHO	13,500
Discovery Senior Living (PropCo Joint Venture)	May 2019	6	SHO	128,350
				$242,850

Wingate

On January 15, 2019, we acquired a 267-unit senior living campus in Massachusetts for a purchase price of $50,300,000, including closing costs of $300,000. The facility is being leased to Wingate Healthcare, Inc. (“Wingate”) for a term of 10 years, with three renewal options of five years each, at an initial lease rate of 7.5% plus annual fixed escalators. We have committed to the additional funding of up to $1,900,000 in capital improvements, and the lease provides for incentive payments up to $5,000,000 to become available beginning in 2020 upon the attainment of certain operating metrics. NHI has a right of first offer on two additional Wingate-operated facilities. We accounted for the transaction as an asset purchase.

Comfort Care

On April 30, 2019, we acquired a newly-constructed 60-unit assisted living facility in Shelby, Michigan which has 14 memory care units under construction. The total commitment of $10,800,000 includes $9,282,000 funded at closing with the remaining amount to be funded as construction progresses. On May 20, 2019, we acquired a property in Brighton, Michigan, consisting of 73 assisted living/memory care units. The purchase price for the Brighton acquisition was $13,500,000, inclusive of closing costs. We leased the properties to Comfort Care Senior Living (“Comfort Care”), under leases which provide for initial lease rate of 7.75%, with annual fixed escalators beginning in year three over the term of ten years plus two renewal options of five years each. The leases each include a $3,000,000 earnout incentive which will be added to the respective lease base if funded. We accounted for the acquisitions as asset purchases.

Discovery

On May 31, 2019, we invested $25,028,000 in cash for a 97.5% equity interest in a consolidated subsidiary ("PropCo"), which simultaneously acquired from a third party six senior housing facilities comprising 145 independent-living units, 356 assisted-living units and 95 memory-care units, for a total of 596 units. Discovery Senior Housing Investor XXIV, LLC, (“Discovery”) contributed $642,000 for its non-controlling 2.5% equity interest. We invested an additional $102,680,000 as a preferred equity contribution, for a total NHI investment of $127,708,000. The additional equity contribution of $102,680,000 carries a preference in liquidation as well as in the distribution of operating cash flow. Total cash of $128,350,000 invested in PropCo included approximately $1,067,000 in closing costs and $433,000 reserved for working capital needs.

The facilities were leased by PropCo to Discovery for a term of ten years with two renewal periods of five years each at an initial lease rate of 6.5% with fixed annual escalators through the fifth year of the initial lease term followed by CPI-based escalators, subject to floor and ceiling, thereafter. Discovery is eligible, beginning in 2023, for up to $4,000,000 of lease inducement payments upon meeting specified performance metrics. Inducement payments funded under the agreement will be added to the lease base. Additionally, PropCo has committed to Discovery for funding up to $2,000,000 toward the purchase of condominium units located at one of the facilities. The total purchase price for the properties acquired, as discussed above, was allocated to the tangible assets based upon their relative fair values consisting of $6,301,000 to the land and $121,616,000 to the buildings and improvements.

NHI as the managing member manages Propco, subject to certain consent rights of Discovery for certain significant business decisions. Because of our control of PropCo, we include its assets, liabilities, noncontrolling interest and operations in our condensed consolidated financial statements in accordance with FASB ASC Topic 810, Consolidation, and ASC Topic 970, Real Estate - General.

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

On January 31, 2019, we acquired a senior housing facility in Vero Beach, Florida from Holiday consisting of 157 independent living and 71 assisted living units in exchange for $38,000,000 toward the $55,125,000 receivable arising from the lease amendment, discussed above. The property was added to the master lease at a 6.71% lease rate. Under the restructured master lease, annual lease escalators ranging from 2% to 3%, based on portfolio revenue growth, will go into effect on November 1, 2020. Holiday settled the remaining commitment to NHI with a cash payment of $17,125,000 at closing. Acquisition of the property and collection of residual cash flowed through our accounts as adjustments to lease receivables and resulted in the change of our straight-line receivable from Holiday at the beginning of the year into a straight-line payable, which is included in the accompanying Condensed Consolidated Balance Sheets as “deferred income” at June 30, 2019.

As of June 30, 2019, we leased 26 independent living facilities to Holiday. Of our total revenues, $10,176,000 (13%) and $10,954,000 (15%) were derived from Holiday for the three months ended June 30, 2019 and 2018, including $1,664,000 and $1,530,000 in straight-line rent income, respectively. Of our total revenues, $20,106,000 (13%) and $21,908,000 (15%) were derived from Holiday for the six months ended June 30, 2019 and 2018, including $3,294,000 and $3,061,000 in straight-line rent income, respectively. Our tenant operates the facilities pursuant to a management agreement with a Holiday-affiliated manager.

Bickford

As of June 30, 2019, our Bickford Senior Living (“Bickford”) lease portfolio consists of the following ($ in thousands):

	Lease Expiration
	June 2023	September 2027	May 2031	April 2033	Total
Number of Properties	13	4	28	5	50
2019 Contractual Rent	$11,468	$1,576	$30,825	$4,918	$48,787
2019 Straight Line Rent	358	195	3,948	860	5,361
	$11,826	$1,771	$34,773	$5,778	$54,148

Of our total revenues, $13,267,000 (17%) and $12,411,000 (17%) were recognized as rental income from Bickford for the three months ended June 30, 2019 and 2018, including $1,324,000 and $1,203,000 in straight-line rent income, respectively. Of our total revenues, $26,511,000 (17%) and $23,856,000 (16%) were recognized as rental income from Bickford for the six months ended June 30, 2019 and 2018, including $2,695,000 and $2,372,000 in straight-line rent income, respectively.

Senior Living Communities

As of June 30, 2019, we leased 11 retirement communities totaling 2,216 units to Senior Living Communities, LLC (“Senior Living”). The 15-year master lease, which began in December 2014, contains two renewal options of five years each and provides for an annual escalator of 3% effective January 1, 2019.

Of our total revenues, $11,545,000 (15%) and $11,457,000 (16%) in rental income were derived from Senior Living for the three months ended June 30, 2019 and 2018, including $1,058,000 and $1,359,000 in straight-line rent income, respectively. Of our total revenues, $23,077,000 (15%) and $22,905,000 (16%) in rental income were derived from Senior Living for the six months ended June 30, 2019 and 2018, including $2,115,000 and $2,717,000 in straight-line rent income, respectively.

NHC

As of June 30, 2019, we leased 42 facilities under two master leases to National HealthCare Corporation (“NHC”), a publicly-held company. The facilities leased to NHC consist of three independent living facilities and 39 skilled nursing facilities (4 of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC). These facilities are leased to NHC under the terms of an amended master lease agreement originally dated October 17, 1991 (“the 1991 lease”) that includes our 35 legacy properties and a master lease agreement dated August 30, 2013 (“the 2013 lease”) that includes 7 skilled nursing facilities acquired in 2013.

The 1991 lease expiration is December 31, 2026. There are two additional renewal options of five years, each at fair rental value as negotiated between the parties and determined without including the value attributable to any improvements to the leased property voluntarily made by NHC at its expense. Under the terms of the 1991 lease, the base annual rental is $30,750,000 and rent escalates by 4% of the increase, if any, in each facility’s revenue over a 2007 base year. The 2013 lease provides for a base annual rental of $3,450,000 and has a lease expiration of August 2028. Under the terms of the 2013 lease, rent escalates 4% of the increase, if any, in each facility’s revenue over the 2014 base year. For both the 1991 lease and the 2013 lease, we refer to this additional rent component as “percentage rent.” During the last three years of the 2013 lease, NHC will have the option to purchase the facilities for $49,000,000.

The following table summarizes the percentage rent income from NHC (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Current year	$924	$853	$1,801	$1,706
Prior year final certification[1]	—	—	334	285
Total percentage rent income	$924	$853	$2,135	$1,991
1 For purposes of the percentage rent calculation described in the master lease agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

Of our total revenues, $9,461,000 (12%) and $9,389,000 (13%) in rental income were derived from NHC for the three months ended June 30, 2019 and 2018, respectively. Of our total revenues, $19,209,000 (12%) and $19,064,000 (13%) in rental income were derived from NHC for the six months ended June 30, 2019 and 2018, respectively.

The chairman of our board of directors is also a director on NHC’s board of directors. As of June 30, 2019, NHC owned 1,630,462 shares of our common stock.

Purchase Options

Certain of our operators hold purchase options allowing them to acquire properties they currently lease from NHI. For options open or coming open in the near future, we are engaged in preliminary negotiations to continue as lessor or in some other capacity.

A summary of these tenant options is presented below ($ in thousands):

Asset	Number of	Lease	1st Option	Option	Contractual
Type	Properties	Expiration	Open Year	Basis	Rent
MOB	1	February 2025	Open	i	$306
SHO	4	September 2027	Open	iv	$1,560
HOSP	1	September 2027	2020	ii	$2,713
SHO	8	December 2024	2020	ii	$4,482
HOSP	1	March 2025	2020	iv	$1,957
SHO	2	May 2031	2021	iv	$4,949
HOSP	1	June 2022	2022	i	$3,460
SNF	7	August 2028	2025	iii	$3,671
SNF	1	September 2028	2028	iii	$463

Tenant purchase options generally give the lessee an option to purchase the underlying property for consideration determined by i) greater of fixed base price or fair market value; ii) a fixed base price plus a specified share in any appreciation; iii) fixed base price; or iv) a fixed capitalization rate on lease revenue.

Other Portfolio Activity

Tenant Transitioning

As of June 30, 2019, we have completed the contractual transition of three lease portfolios to new tenants following a period of non-compliance by the former operators, background for which is provided in the financial statements included in our Form 10-K for the year ended December 31, 2018. The portfolios consist of three former Regency buildings, five former LaSalle Group buildings and one facility formerly leased to Landmark. To expedite stabilization of the facilities, we committed to specified income-generating capital expenditures for the re-branding and refurbishment of certain of these properties. The new leases each specify initial periods during which rental income to NHI shall be based on net operating income (“NOI”), after deduction of management fees. Following the initial periods, each lease converts to a structured payment based on a fair-value calculation.

The former Regency buildings have been leased to three operators, Senior Living, Discovery, and Vitality MC TN, LLC (“Vitality”). Of our total revenues, $69,000 and $1,262,000 (2%) in rental income were derived from the three former Regency buildings for the three months ended June 30, 2019 and 2018, respectively. Of our total revenues, $145,000 and $2,523,000 (2%) in rental income were derived from the three former Regency buildings for the six months ended June 30, 2019 and 2018, respectively.

On April 16, 2019, Chancellor Health Care leased the five former LaSalle Group (“LaSalle”) buildings. Our lease agreement with Chancellor provides for NHI to receive 100% of net operating cash flow generated by the facilities, after management fees, pending stabilization of the operations of the facility. During the first quarter of 2019, we also commenced litigation for the recovery of certain funds owed by LaSalle under the lease and against the principal executive personally under the guaranty agreement. Of our total revenues, $287,000 and $1,119,000 (2%) in rental income were derived from the five former LaSalle buildings for the three months ended June 30, 2019 and 2018, respectively. Of our total revenues, $287,000 and $2,213,000 (2%) in rental income were derived from the five former LaSalle buildings for the six months ended June 30, 2019 and 2018, respectively.

At December 31, 2018, we had a single-property lease in Wisconsin with Landmark Senior Living that was non-performing. In February 2019, we transitioned the lease to BAKA Enterprises, temporarily acting under a management agreement with Landmark. Under terms of the new lease, NHI receives 95% of net operating cash flow, after management fees, as generated by the facilities. Upon the establishment of an operational baseline, beginning in year two, the agreement calls for a rent reset to fair value. The agreement provides for a term of 8 years, with renewal options. Of our total revenues, $150,000 and $305,000 were derived from the former Landmark property for the three months ended June 30, 2019 and 2018, respectively. Of our total revenues, $775,000 (1%) and $762,000 (1%) were derived from the former Landmark property for the six months ended June 30, 2019 and 2018, respectively, including $625,000 received during 2019 as a settlement payment.

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

Assets Held For Sale

We have identified two assisted living properties for disposal and have begun active marketing of the properties. The buildings are smaller than are typical of our portfolio and are no longer considered to be an appropriate investment for NHI. In January 2019 we ceased recording depreciation on the properties, and we booked an adjustment to lease revenues to write off the associated $124,000 in straight-line receivables. We recognized an impairment loss of $2,500,000 to write down the properties to their estimated net realizable value of $3,745,000 and have classified the assets as available for sale on the Condensed Consolidated Balance Sheet at June 30, 2019.

Future Minimum Lease Payments

With the adoption of Accounting Standards Codification (“ASC”) Topic 842, Leases, as discussed in Note 10, our minimum lease payments are now determined under guidance different from that required as of December 31, 2018, when we were subject to ASC Topic 840 Leases. Presented in the following table are future minimum lease payments, as of June 30, 2019, to be received by us under our operating leases, as determined under ASC 842 (in thousands):

Twelve months ended June 30, 2019
2020	$268,472
2021	267,735
2022	269,959
2023	270,658
2024	259,637
Thereafter	1,655,040
$2,991,501

We assess the collectibility of our lease receivables, consisting of straight-line rents receivable, based on several factors, including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, and current economic conditions. If our evaluation of these factors indicates it is not probable that we will be able to collect substantially all of the receivable, we de-recognize all rent receivable assets, including the straight-line rent receivable asset and record as a reduction in rental revenue.

NOTE 3. MORTGAGE AND OTHER NOTES RECEIVABLE

At June 30, 2019, we had net investments in mortgage notes receivable with a carrying value of $260,865,000, secured by real estate and UCC liens on the personal property of 14 facilities, and other notes receivable with a carrying value of $45,589,000, guaranteed by significant parties to the notes or by cross-collateralization of properties with the same owner. All our notes receivable were on full accrual basis and no allowance for doubtful accounts was considered necessary at June 30, 2019 or December 31, 2018.

41 Management

On June 14, 2019 we committed to providing first mortgage financing to 41 Management, LLC (d/b/a as Matthews Senior Living) for up to $10,800,000 to fund the construction of a 51-unit assisted living facility in Wisconsin. The loan carries an interest rate of 8.50% for its term of five years, subject to two renewals of one year each. The agreement provides for a 1% commitment fee as well as an exit fee of 1.0% that is subject to waiver should we exercise our purchase option, which is to open upon stabilization of the facility. Additional security on the loan includes personal and corporate guarantees and the funding of a $2,400,000 working capital escrow. The total amount funded on the note was $1,495,000 as of June 30, 2019.

Our loan to 41 Management represents a variable interest. 41 Management is structured to limit liability for potential claims for damages, is capitalized to achieve that purpose and is considered a VIE within the definition set forth in Note 1.

Senior Living Communities

On June 25, 2019, we provided a mortgage loan of $32,700,000 to Senior Living for the acquisition of a 248-unit continuing care retirement community in Columbia, South Carolina. The financing is for a term of five years with two one year extensions and carries an interest rate of 7.25%. Additionally, the loan conveys to NHI a purchase option at a stated minimum price of $38,250,000, subject to adjustment for market conditions.

In connection with the acquisition in December 2014 of properties leased to Senior Living, we provided a $15,000,000 revolving line of credit, the maturity of which mirrors the 15-year term of the master lease. Borrowings are used to finance construction projects within the Senior Living portfolio, including building additional units. Up to $5,000,000 of the facility may be used to meet general working capital needs. Amounts outstanding under the facility, $4,578,000 at June 30, 2019, bear interest at an annual rate equal to the prevailing 10-year U.S. Treasury rate, 2.00% at June 30, 2019, plus 6%.

NHI has two mezzanine loans of up to $12,000,000 and $2,000,000, respectively, to affiliates of Senior Living, whose purpose was to partially fund construction of a 186-unit senior living campus on Daniel Island in South Carolina, which opened in April 2018. The loans bear interest payable monthly at a 10% annual rate and mature in March 2021. The loans were fully drawn at June 30, 2019, and provided NHI with a fixed capitalization rate purchase option on the development upon its meeting certain operational metrics. The option is to remain open during the term of the loans, plus any extensions.

Our loans to Senior Living and its subsidiaries represent a variable interest. Senior Living is structured to limit liability for potential claims for damages, is appropriately capitalized for that purpose and is considered a VIE.

Bickford

At June 30, 2019, our construction loans to Bickford are summarized as follows:

Commencement	Rate	Maturity	Commitment	Drawn	Location
July 2016	9%	5 years	$14,000,000	$(14,000,000)	Illinois
January 2017	9%	5 years	14,000,000	(14,000,000)	Michigan
January 2018	9%	5 years	14,000,000	(8,421,000)	Virginia
July 2018	9%	5 years	14,700,000	(5,970,000)	Michigan
			$56,700,000	$(42,391,000)

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

The loan takes the form of two notes under a master credit agreement. The senior note (“Note A”) totals $118,800,000 at a 7.25% interest rate with 10 basis-point annual escalators after three years and has a term of 10 years. We have funded $77,118,000 of Note A as of June 30, 2019. Note A is interest-only and is locked to prepayment until January 2021. After 2020, the prepayment penalty starts at 2% and declines to 1% in 2022. The second note (“Note B”) is a construction loan for up to $61,200,000 at an annual interest rate of 8.5% and carries a maturity of five years. The total amount funded on Note B was $22,464,000 as of June 30, 2019.

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

The loan took the form of two notes under a master credit agreement. The senior note (“Note A”) totals $60,000,000 at an initial rate of 6.75% (currently 6.95%) with 10 basis-point escalators after three years and has a term of 10 years. We have funded $59,349,000 of Note A as of June 30, 2019. Note A is interest-only and is locked to prepayment for three years. Beginning in February 2018, the prepayment penalty started at 5% and will decline 1% annually for five years. Note B was a construction loan for up to $94,500,000, with the remaining outstanding balance being fully repaid during the first quarter of 2018.

NHI has an option to purchase the entire Timber Ridge property for the greater of a mutually agreed-upon fair market value or $115,000,000 during an option window that opened in February 2019 .

Senior Living Management

In August 2016, we entered into an agreement to furnish to our current tenant, Senior Living Management, Inc. (“SLM”), through its affiliates, loans of up to $24,500,000 to facilitate SLM’s acquisition of five senior housing facilities that it currently operates. The loans consist of two notes under a master credit agreement, include both a mortgage and a corporate loan, and bear interest at 8.25% with terms of five years, plus optional extensions of one year and two years. NHI has a right of first refusal if SLM elects to sell the facilities. The loans were fully funded as of June 30, 2019.

Our loans to SLM represent a variable interest. SLM is structured to limit liability for potential damage claims, is capitalized for that purpose and is considered a VIE.

NOTE 4. OTHER ASSETS

Other assets consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Accounts receivable and other assets	$2,962	$6,381
Regulatory escrows	8,208	8,208
Unamortized lease incentive payments	9,673	7,456
Restricted cash	10,903	5,253
	$31,746	$27,298

Restricted cash consists of reserves for replacement, insurance and tax escrows required to be held on deposit in accordance with regulatory agreements governing our Fannie Mae and HUD mortgages.

NOTE 5. DEBT

Debt consists of the following (in thousands):

	June 30, 2019	December 31, 2018
Revolving credit facility - unsecured	$273,000	$84,000
Bank term loans - unsecured	550,000	550,000
Private placement term loans - unsecured	400,000	400,000
HUD mortgage loans (net of discount of $1,278 and $1,320)	42,526	42,906
Fannie Mae term loans - secured, non-recourse	95,876	96,044
Convertible senior notes - unsecured (net of discount of $1,004 and $1,391)	118,996	118,609
Unamortized loan costs	(8,611)	(9,884)
	$1,471,787	$1,281,675

Aggregate principal maturities of debt as of June 30, 2019, and for each of the next five years and thereafter are as follows (in thousands):

2020	$1,208
2021	121,256
2022	1,303
2023	649,353
2024	351,402
Thereafter	358,158
1,482,680
Less: discount	(2,282)
Less: unamortized loan costs	(8,611)
$1,471,787

Revolving credit facility and bank term loans - unsecured

Our unsecured bank credit facility consists of $250,000,000 and $300,000,000 term loans and a $550,000,000 revolving credit facility. The $250,000,000 term loan and $550,000,000 revolving facility mature in August 2022, and the $300,000,000 term loan matures in September 2023. On March 22, 2019 and June 28, 2019, we entered into swap agreements to fix the interest rates through December 2021 on $340,000,000 of term loans and $60,000,000 of our revolving credit facility, when LIBOR is scheduled to cease automatic recalculation.

The revolving facility fee is currently 20 basis points per annum, and based on our current leverage ratios, the facility presently provides for floating interest on the revolver and the term loans at 30-day LIBOR plus a blended 126 bps. At June 30, 2019 and December 2018, 30-day LIBOR was 240 and 250 bps, respectively. Within the facility, the employment of interest rate swaps for a portion of our fixed term debt leaves only $213,000,000 of our revolving credit facility exposed to interest rate risk through June 2020, when our $80,000,000 and $130,000,000 swaps expire. Our swaps and the financial instruments to which they relate are described in the table below, under the caption “Interest Rate Swap Agreements.”

At June 30, 2019, we had $277,000,000 available to draw on the revolving portion of our credit facility, subject to usual and customary covenants. Among other stipulations, the unsecured credit facility agreement requires that we maintain certain financial ratios within limits set by our creditors. At June 30, 2019, we were in compliance with these ratios.

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

HUD mortgage loans

Our HUD mortgage loans are secured by ten properties leased to Bickford and having a net book value of $50,007,000 at June 30, 2019. Nine mortgage notes require monthly payments of principal and interest from 4.3% to 4.4% (inclusive of mortgage insurance premium) and mature in August and October 2049. One additional HUD mortgage loan assumed in 2014, at a discount, requires monthly payments of principal and interest of 2.9% (inclusive of mortgage insurance premium) and matures in October 2047. The loan has an outstanding principal balance of $8,599,000 and a carrying value of $7,321,000, which approximates fair value.

Fannie Mae term loans - secured, non-recourse

In March 2015 we obtained $78,084,000 in Fannie Mae financing. The term debt financing consists of interest-only payments at an annual rate of 3.79% and a 10-year maturity. The mortgages are non-recourse and secured by thirteen properties leased to Bickford. In a December 2017 acquisition, we assumed additional Fannie Mae debt that amortizes through 2025 when a balloon payment will be due, is subject to prepayment penalties until 2024, bears interest at a nominal rate of 4.60%, and has remaining balance of $17,792,000 at June 30, 2019. All together, these notes are secured by facilities having a net book value of $136,342,000 at June 30, 2019.

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

As of June 30, 2019, our senior unsecured convertible notes were convertible at a rate of 14.52 shares of common stock per $1,000 principal amount, representing a conversion price of approximately $68.86 per share for a total of 1,742,736 remaining underlying shares. For the three months ended June 30, 2019, dilution resulting from the conversion option within our convertible debt is 199,492 shares. If NHI’s current share price increases above the adjusted $68.86 conversion price, further dilution will be attributable to the conversion feature. On June 30, 2019, the value of the convertible debt, computed as if the debt were immediately eligible for conversion, exceeded its face amount by $15,986,000.

Interest Rate Swap Agreements

Our existing interest rate swap agreements will collectively continue through December 2021 to hedge against fluctuations in variable interest rates applicable to $610,000,000 ($400,000,000 after June 2020) of our bank loans. During the next year, approximately $883,000 of gains, which are included in accumulated other comprehensive income (loss), are projected to be reclassified into earnings.

As of June 30, 2019, we employ the following interest rate swap contracts to mitigate our interest rate risk on our bank term and revolver loans described above (dollars in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value
June 2013	June 2020	3.41%	1-month LIBOR	$80,000,000	$(208)
March 2014	June 2020	3.46%	1-month LIBOR	$130,000,000	$(398)
March 2019	December 2021	3.46%	1-month LIBOR	$100,000,000	$(1,436)
March 2019	December 2021	3.47%	1-month LIBOR	$100,000,000	$(1,468)
June 2019	December 2021	2.84%	1-month LIBOR	$150,000,000	$48
June 2019	December 2021	2.88%	1-month LIBOR	$50,000,000	$1

If the fair value of the hedge is an asset, we include it in our Condensed Consolidated Balance Sheets among other assets, and, if a liability, as a component of accrued expenses. See Note 9 for fair value disclosures about our interest rate swap agreements. Net asset (liability) balances for our hedges included as components of consolidated other comprehensive income on June 30, 2019 and December 31, 2018 were $(3,461,000) and $1,297,000, respectively.

The following table summarizes interest expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest expense on debt at contractual rates	$13,355	$11,414	$26,429	$21,941
Losses reclassified from accumulated other
comprehensive income (loss) into interest expense	(349)	76	(641)	352
Capitalized interest	(158)	(47)	(315)	(71)
Amortization of debt issuance costs and debt discount	898	777	1,791	1,612
Total interest expense	$13,746	$12,220	$27,264	$23,834

NOTE 6. COMMITMENTS AND CONTINGENCIES

In the normal course of business, we enter into a variety of commitments, typically funding of revolving credit arrangements, construction and mezzanine loans to our operators to conduct expansions and acquisitions for their own account, and commitments for the funding of construction for expansion or renovation to our existing properties under lease. In our leasing operations, we offer to our tenants and to sellers of newly-acquired properties a variety of inducements which originate contractually as contingencies but which may become commitments upon the satisfaction of the contingent event. Contingent payments earned will be included in the respective lease bases when funded. The tables below summarize our existing, known commitments and contingencies as of June 30, 2019 according to the nature of their impact on our leasehold or loan portfolios.

	Asset Class	Type	Total	Funded	Remaining
Loan Commitments:
LCS Sagewood Note A	SHO	Construction	$118,800,000	$(77,118,000)	$41,682,000
LCS Sagewood Note B	SHO	Construction	61,200,000	(22,464,000)	38,736,000
LCS Timber Ridge Note A	SHO	Construction	60,000,000	(59,349,000)	651,000
Bickford Senior Living	SHO	Construction	56,700,000	(42,391,000)	14,309,000
Senior Living Communities	SHO	Revolving Credit	15,000,000	(4,578,000)	10,422,000
41 Management	SHO	Construction	10,800,000	(1,495,000)	9,305,000
			$322,500,000	$(207,395,000)	$115,105,000

See Note 3 to our condensed consolidated financial statements for full details of our loan commitments. As provided above, loans funded do not include the effects of discounts or commitment fees.

	Asset Class	Type	Total	Funded	Remaining
Development Commitments:
Ignite Medical Resorts	SNF	Construction	$25,350,000	$(9,598,000)	$15,752,000
Woodland Village	SHO	Renovation	7,450,000	(7,323,000)	127,000
Senior Living Communities	SHO	Renovation	6,830,000	(5,869,000)	961,000
Senior Living Communities	SHO	Renovation	3,100,000	—	3,100,000
Wingate Healthcare	SHO	Renovation	1,900,000	(60,000)	1,840,000
Bickford Senior Living	SHO	Renovation	1,750,000	(1,750,000)	—
Navion Senior Solutions	SHO	Construction	650,000	—	650,000
Discovery Senior Living	SHO	Renovation	500,000	—	500,000
			$47,530,000	$(24,600,000)	$22,930,000

In addition to the commitments listed above, PropCo has committed to Discovery for funding up to $2,000,000 toward the purchase of condominium units located at one of the facilities.

	Asset Class	Type	Total	Funded	Remaining
Contingencies:
Bickford Senior Living	SHO	Lease Inducement	$10,000,000	$(10,000,000)	$—
Bickford Senior Living	SHO	Incentive Loan Draws	8,000,000	(250,000)	7,750,000
Comfort Care Senior Living	SHO	Lease Inducement	6,000,000	—	6,000,000
Wingate Healthcare	SHO	Lease Inducement	5,000,000	—	5,000,000
Navion Senior Solutions	SHO	Lease Inducement	4,850,000	—	4,850,000
Discovery Senior Living	SHO	Lease Inducement	4,000,000	—	4,000,000
Ignite Medical Resorts	SNF	Lease Inducement	2,000,000	—	2,000,000
			$39,850,000	$(10,250,000)	$29,600,000

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

In June 2018, East Lake Capital Management LLC and certain related entities, including Regency (for three assisted living facilities in Tennessee, Indiana and North Carolina), filed suit against NHI in Texas seeking injunctive and declaratory relief and unspecified monetary damages. We countered with motions calling for the immediate appointment of a receiver and for pre-judgment possession. Resulting from these claims and counterclaims, on December 6, 2018, the plaintiff parties entered into an agreement resulting in Regency vacating the facilities in December 2018. Litigation is ongoing.

The LaSalle Group defaulted on its rent payment in November 2018. We transitioned the properties to a new operator and on April 16, 2019, we placed the five buildings with a new tenant under similar arrangements to those in place over the former Regency buildings, with NHI to receive operating cash flow, after management fees, generated by the facilities pending stabilization. We also commenced litigation for the recovery of certain funds owed under the lease and against the principal executive personally under a guaranty agreement.  In the meantime, Autumn Leaves, the manager, has declared bankruptcy under Chapter 11. The litigation is ongoing.

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

In May 2012, our stockholders approved the 2012 Stock Incentive Plan (“the 2012 Plan”) pursuant to which 1,500,000 shares of our common stock were made available to grant as stock-based payments to employees, officers, directors or consultants. Through a vote of our shareholders on May 7, 2015, we increased the maximum number of shares under the plan from 1,500,000 shares to 3,000,000 shares; increased the automatic annual grant to non-employee directors from 15,000 shares to 20,000 shares; and limited the Company’s ability to re-issue shares under the Plan. Through a second amendment approved on May 4, 2018, our shareholders voted to increase the maximum number of shares under the plan to 3,500,000 and to increase the automatic annual grant to non-employee directors to 25,000. The individual restricted stock and option grant awards may vest over periods up to five years. The term of the options under the 2012 Plan is up to ten years from the date of grant. As of June 30, 2019, there were 319,669 shares available for future grants under the 2012 Plan.

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

Compensation expense is only recognized for the awards that ultimately vest. Accordingly, pre-vesting forfeitures that were not expected will result in the reversal of previously recorded compensation expense. Non-cash compensation expense reported for the three months ended June 30, 2019 and 2018 was $477,000 and $368,000, respectively and is included in general and administrative expense in the Condensed Consolidated Statements of Income. Non-cash compensation expense reported for the six months ended June 30, 2019 and 2018 was $2,478,000 and $1,794,000, respectively and is included in general and administrative expense in the Condensed Consolidated Statements of Income.

At June 30, 2019, we had, net of expected forfeitures, $1,821,000 of unrecognized compensation cost related to unvested stock options which is expected to be expensed over the following periods: 2019 - $953,000, 2020 - $776,000 and 2021 - $92,000.

The weighted average fair value per share of options granted during the six months ended June 30, 2019 and 2018 was $6.17 and $4.49, respectively. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2019	2018
Dividend yield	5.5%	6.5%
Expected volatility	18.6%	19.4%
Expected lives	2.9 years	2.9 years
Risk-free interest rate	2.50%	2.39%

The following table summarizes our outstanding stock options:

	Six Months Ended
	June 30,
	2019	2018
Options outstanding January 1,	920,346	859,182
Options granted under 2012 Plan	602,000	560,000
Options exercised under 2012 Plan	(367,830)	(94,170)
Options forfeited under 2012 Plan	—	(15,000)
Options outstanding, June 30,	1,154,516	1,310,012

Exercisable at June 30,	663,997	854,990

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

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per common share (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income attributable to common stockholders	$39,979	$37,839	$75,658	$76,271

BASIC:
Weighted average common shares outstanding	43,232,384	41,704,819	43,029,104	41,618,487

DILUTED:
Weighted average common shares outstanding	43,232,384	41,704,819	43,029,104	41,618,487
Stock options	66,145	57,759	70,920	51,241
Convertible subordinated debentures	199,492	24,251	211,503	12,126
Weighted average dilutive common shares outstanding	43,498,021	41,786,829	43,311,527	41,681,854

Net income attributable to common stockholders - basic	$.92	$.91	$1.76	$1.83
Net income attributable to common stockholders - diluted	$.92	$.91	$1.75	$1.83

Incremental anti-dilutive shares excluded:
Net share effect of stock options with an exercise price in excess of the average market price for our common shares	40,173	33,554	21,227	50,952

Regular dividends declared per common share	$1.05	$1.00	$2.10	$2.00

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

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurement
	Balance Sheet Classification	June 30, 2019	December 31, 2018
Level 2
Interest rate swap asset	Other assets	$49	$1,297
Interest rate swap liability	Accounts payable and accrued expenses	$(3,510)	$—

Carrying amounts and fair values of financial instruments that are not carried at fair value at June 30, 2019 and December 31, 2018 in the Condensed Consolidated Balance Sheets are as follows (in thousands):

	Carrying Amount		Fair Value Measurement
	2019	2018	2019	2018
Level 2
Variable rate debt	$817,843	$628,010	$823,000	$634,000
Fixed rate debt	$653,944	$653,665	$665,832	$644,745

Level 3
Mortgage and other notes receivable	$306,454	$246,111	$316,246	$244,206

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

Carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The fair value of our borrowings under our revolving credit facility and other variable rate debt are reasonably estimated at their notional amounts at June 30, 2019 and December 31, 2018, due to the predominance of floating interest rates, which generally reflect market conditions.

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

The Narrow-Scope Improvements for Lessors under ASU 2018-20 requires NHI to exclude from variable payments, and therefore revenue, our costs paid by our tenants directly to third parties. Some of our leases require property tax and insurance costs be covered by our tenants through escrow reimbursement. We serve as the administrative agent for these escrow transactions and ASU 2018-20 requires the associated revenue and expense to be included in our consolidated financial statements. We have included $1,506,000 and $2,597,000 of reimbursements within revenue and in expenses in our Condensed Consolidated Statements of Income for the three and six months ended June 30, 2019, respectively, under the captions “Rental income“ and “Property taxes and insurance on leased properties,” respectively.

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

In April 2018, we entered into a ground lease as lessee in connection with our acquisition of certain real estate assets. In accordance with transition elections allowed under Topic 842, discussed above, we have continued to account for the lease as an operating lease. Upon adoption of the standard, as lessee we recognized a right-of-use asset and a lease liability at the adoption date. No cumulative effect adjustment to retained earnings was required to effect a net balance sheet adjustment resulting in an additional operating lease liability and right-of-use asset approximating $1,176,000, as a result of our adoption of Topic 842, which were included in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2019 among “Accounts payable and accrued expenses” and “Real estate properties, net,” respectively.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. ASU 2016-13 will require more timely recognition of credit losses associated with financial assets. While current GAAP includes multiple credit impairment objectives for instruments, the previous objectives generally delayed recognition of the full amount of credit losses until the loss was probable of occurring. The amendments in ASU 2016-13, whose scope is asset-based and not restricted to financial institutions, eliminate the probable initial recognition threshold in current GAAP and, instead, reflect an entity’s current estimate of all expected credit losses. Currently, when credit losses were measured under GAAP, we generally only considered past events and current conditions in measuring the incurred loss. The amendments in ASU 2016-13 broaden the information that we must consider in developing our expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss that will be more useful to users of the financial statements. ASU 2016-13 is effective for public entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, aligns the transition requirements and clarifies that operating lease receivables are excluded from the scope of ASU 2016-13. Instead, impairment of operating lease receivables is to be accounted for under ASC 842. Because we are likely to continue to invest in loans and generate related notes receivable, adoption of ASU 2016-13 in 2020 will have an effect on our accounting for our loan investments, though the nature of those effects will depend on the composition of our loan portfolio at that time; accordingly, we are in the initial stages of evaluating the extent of the effects that adopting the provisions of ASU 2016-13 in 2020 will have on NHI.

NOTE 11. SUBSEQUENT EVENTS

Cappella Living Solutions

On July 23, 2019, we acquired a 51-unit assisted living facility in Pueblo, Colorado for $7,600,000 including $100,000 of closing costs. We leased the facility to Christian Living Services, Inc., d/b/a Cappella Living Solutions, for a term of 15 years at an initial lease rate of 7.25%, with CPI escalators subject to a floor and ceiling.

Discovery

Effective July 1, 2019, we transitioned an Indiana, independent living/assisted living facility to Discovery, as discussed in Note 2, in conjunction with our other properties in transition. By its terms, the triple-net lease matures in June 2024 with two extension options of five years. Rent is initially based on net operating income. Beginning in 2022, rent is to reset to the greater of $1,400,000 or current market as provided by formula. For the duration of the lease, the rent, as reset, is subject to a 2.5% escalator. Concurrent with Discovery’s entrance into the lease, NHI provided a working capital loan for amounts up to $750,000 at an interest rate of 6.50%. The loan extends during the term of the lease.

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

Portfolio

As of June 30, 2019, we had investments in real estate and mortgage and other notes receivable involving 242 facilities located in 33 states. These investments involve 161 senior housing properties, 76 skilled nursing facilities, 3 hospitals, 2 medical office buildings and other notes receivable. These investments (excluding our corporate office of $2,505,000) consisted of properties with an original cost of approximately $3,056,215,000, rented under triple-net leases to 30 lessees, and $306,454,000 aggregate net carrying value of mortgage and other notes receivable due from 11 borrowers.

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

The following tables summarize our investments in real estate and mortgage and other notes receivable as of June 30, 2019 (dollars in thousands):

	Properties	Beds/Sq. Ft.*		Revenue	%	Investment
Real Estate Properties
Senior Housing - Need-Driven
Assisted Living	95	5,117		$39,274	25.5%	$901,696
Senior Living Campus	14	1,976		8,843	5.7%	303,695
Total Senior Housing - Need-Driven	109	7,093		48,117	31.2%	1,205,391
Senior Housing - Discretionary
Independent Living	32	3,703		23,039	15.0%	599,220
Entrance-Fee Communities	10	2,306		25,577	16.6%	604,330
Total Senior Housing - Discretionary	42	6,009		48,616	31.6%	1,203,550
Total Senior Housing	151	13,102		96,733	62.8%	2,408,941
Medical Facilities
Skilled Nursing Facilities	72	9,433		39,844	25.8%	580,816
Hospitals	3	207		3,996	2.6%	55,972
Medical Office Buildings	2	88,517	*	334	0.2%	10,486
Total Medical Facilities	77			44,174	28.6%	647,274
Total Real Estate Properties	228			$140,907	91.4%	$3,056,215
Current Year Disposals and Held for Sale				27
Escrow Funds Received From Tenants				2,597
Total Rental Income				$143,531

Mortgage and Other Notes Receivable
Senior Housing - Need-Driven	7	425		$2,526	1.6%	$63,718
Senior Housing - Discretionary	3	1,105		5,648	3.7%	189,795
Medical Facilities	4	270		334	0.2%	7,352
Other Notes Receivable	—	—		2,098	1.4%	45,589
Total Mortgage and Other Notes Receivable	14	1,800		$10,606	6.9%	$306,454
Other Income				67
Total Revenue				$154,204

Portfolio Summary	Properties	Revenue	%	Investment
Real Estate Properties	228	$140,907	93.0%	$3,056,215
Mortgage and Other Notes Receivable	14	10,606	7.0%	306,454
Total Portfolio	242	$151,513	100.0%	$3,362,669

Portfolio by Operator Type
Public	74	$37,396	24.7%	$538,428
National Chain (Privately-Owned)	29	25,723	17.0%	689,862
Regional	133	86,342	57.0%	2,057,690
Small	6	2,052	1.3%	76,689
Total Portfolio	242	$151,513	100.0%	$3,362,669

For the six months ended June 30, 2019, operators of facilities which provided more than 3% of our total revenues were (in alphabetical order): Bickford Senior Living; Chancellor Health Care; The Ensign Group; Health Services Management; Holiday Retirement; Life Care Services; National HealthCare Corporation; and Senior Living Communities.

As of June 30, 2019, our average effective annualized rental income was $8,406 per bed for skilled nursing facilities, $11,901 per unit for senior living campuses, $15,916 per unit for assisted living facilities, $12,687 per unit for independent living facilities, $22,195 per unit for entrance-fee communities, $38,604 per bed for hospitals, and $8 per square foot for medical office buildings.

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

Following three 25 basis-point increases in 2017, the Federal Open Market Committee of the Federal Reserve announced four further interest rate increases during 2018. On July 31, 2019, the Federal Reserve lowered its benchmark interest rate 25 bps to 2.25% – the first reduction since 2008. The actual path the federal funds rate takes will depend on the changing economic outlook as informed by incoming data. There was no message from the Federal Reserve that interest rates would be reduced even further in the near term or if this was the beginning of a rate-cutting cycle. The past increases in the federal funds rate have been a primary source of much volatility in REIT equity markets. As a result, there has been pressure on the spread between our cost of capital and the returns we earn. We expect that pressure to be partially mitigated by market forces that would tend to result in higher capitalization rates for healthcare assets and higher lease rates indicative of historical levels. Our cost of capital has increased over the past year as we transition some of our short-term revolving borrowings into debt instruments with longer maturities and fixed interest rates. Managing long-term risk involves trade-offs with the competing alternative goal of maximizing short-term profitability. Our intention is to strike an appropriate balance between these competing interests within the context of our investor profile. As interest rates rise, our share price may decline as investors adjust prices to reflect a dividend yield that is sufficiently in excess of a risk-free rate.

For the six months ended June 30, 2019, approximately 26% of our revenue was derived from operators of our skilled nursing facilities that receive a significant portion of their revenue from governmental payors, primarily Medicare and Medicaid. Such revenues are subject annually to statutory and regulatory changes and in recent years have been reduced due to federal and state budgetary pressures. Over the past few years, we have selectively diversified our portfolio by directing a significant portion of our investments into properties which do not rely primarily on Medicare and Medicaid reimbursement, but rather on private pay sources (assisted living and memory care facilities, senior living campuses, independent living facilities and entrance-fee communities). We will occasionally acquire skilled nursing facilities in good physical condition with a proven operator and strong local market fundamentals, because diversification implies a periodic rebalancing, but our recent investment focus has been on acquiring need-driven and discretionary senior housing assets.

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

We calculate our fixed charge coverage ratio as approximately 5.2x for the six months ended June 30, 2019 (see our discussion under the heading Adjusted EBITDA including a reconciliation to our net income). Giving effect to our acquisitions and financings on an annualized basis, our consolidated net debt to Annualized Adjusted EBITDA ratio is approximately 4.8x for the three months ended June 30, 2019 (in thousands):

Consolidated Total Debt	$1,471,787
Less: cash and cash equivalents	(5,635)
Consolidated Net Debt	$1,466,152

Adjusted EBITDA	$73,519
Annualizing Adjustment	220,557
Annualized impact of recent investments	10,184
	$304,260

Consolidated Net Debt to Annualized Adjusted EBITDA	4.8	x

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

Major Tenants

As discussed in Note 2 to the consolidated financial statements, we have four lessees (including their affiliated entities, which are the legal tenants) from whom we individually derive at least 10% of our rental income as follows (dollars in thousands):

			Rental Income
		Investment	Six Months Ended June 30,				Lease
	Asset Class	Amount	2019		2018		Renewal
Senior Living Communities	EFC	$597,061	$23,077	16%	$22,905	16%	2029
Holiday Retirement	ILF	531,378	20,106	14%	21,908	16%	2035
Bickford Senior Living	ALF	525,576	26,511	19%	23,856	17%	Various
National HealthCare Corporation	SNF	171,297	19,209	14%	19,064	14%	2026
All others	Various	1,230,903	52,031	37%	51,389	37%	Various
		$3,056,215	$140,934		$139,122

The table above, for the six months ended June 30, 2019, excludes $2,597,000 of property tax and insurance costs covered by our tenants through escrow reimbursement. Straight-line rent of $3,294,000 and $3,061,000 was recognized from the Holiday lease for the six months ended June 30, 2019 and 2018, respectively. Straight-line rent of $2,115,000 and $2,717,000 was recognized from the Senior Living Communities lease for the six months ended June 30, 2019 and 2018, respectively. Straight-line rent of $2,695,000 and $2,372,000 was recognized from the Bickford leases for the six months ended June 30, 2019 and 2018, respectively. For NHC, rent escalations are based on a percentage increase in revenue over a base year and do not give rise to non-cash, straight-line rental income.

Bickford

We are closely monitoring the occupancy and financial performance of our major customer Bickford. Their management is focused on improving occupancy in the Company’s facilities and they have been successful so far in 2019. Bickford is also an active developer of new facilities in underserved markets.

The following table summarizes the average portfolio occupancy for the periods indicated, excluding development properties in operation less than 24 months, notes receivable and assets held for sale. Same-store (SS) occupancy excludes properties that have been operated by Bickford for less than 24 months.

	Q2 2018	Q3 2018	Q4 2018	Q1 2019	Q2 2019	June 2019
Bickford	85.6%	85.8%	84.3%	83.0%	84.2%	85.1%
Bickford (SS)	86.5%	87.3%	85.7%	84.1%	85.9%	87.2%

Tenant Monitoring

Our operators report to us the results of their operations on a periodic basis, which we in turn subject to further analysis as a means of monitoring potential concerns within our portfolio. We have identified EBITDARM (earnings before interest, taxes, depreciation, amortization, rent and management fees) as the most elemental barometer of success for our tenants, based on results they have reported to us. We believe EBITDARM is useful in our most fundamental analyses, as it is a property level measure of our operators’ success, by eliminating the effects of the operator’s method of acquiring the use of its assets (interest and rent), its non-cash expenses (depreciation and amortization), expenses that are dependent on its level of success (income taxes), and also excluding the effect of the operator’s payment of its management fees, as typically those fees are contractually subordinate to our lease payment. For operators of our entrance-fee communities, our calculation of EBITDARM includes other cash flow adjustments typical of the industry which may include, but are not limited to, net cash flows from entrance fees; amortization of deferred entrance fees; adjustments for tenant rent obligations, depreciation and amortization; and management fee true-ups. The eliminations and adjustments reflect covenants in our leases and provide a comparable basis for assessing our various relationships.

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

The results by asset type are presented below on a trailing twelve-month basis, as of March 31, 2019 and 2018 (the most recent periods available):

Total Portfolio

	SHO	SNF	HOSP	MOB	TOTAL
Properties	135	73	3	2	213
1Q18	1.24x	2.51x	1.88x	6.57x	1.65x
1Q19	1.15x	2.76x	2.02x	2.28x	1.65x

	Need Driven	Need Driven excl. Bickford	Need Driven excl. Bickford & BKD	Discretionary	Discretionary excl. SLC & Holiday	Medical	Medical excl. NHC
Properties	97	49	40	38	3	78	36
1Q18	1.18x	1.17x	1.20x	1.30x	2.41x	2.50x	1.66x
1Q19	1.08x	1.10x	1.14x	1.22x	1.97x	2.69x	1.75x

	NHC	SLC	Bickford	Holiday
Properties	42	9	48	26
1Q18	3.59x	1.28x	1.19x	1.17x
1Q19	3.91x	1.14x	1.07x	1.20x

Same-Store Portfolio

	SHO	SNF	HOSP	MOB	Total
Properties	119	73	2	2	196
1Q18	1.26x	2.51x	1.51x	6.57x	1.68x
1Q19	1.19x	2.76x	1.75x	2.28x	1.69x

	Need Driven	Need Driven excl. Bickford	Need Driven excl. Bickford & BKD[2]	Discretionary	Discretionary excl. SLC & Holiday	Medical	Medical excl. NHC
Properties	82	43	34	37	2	78	36
1Q18	1.22x	1.21x	1.25x	1.30x	2.56x	2.50x	1.66x
1Q19	1.15x	1.17x	1.24x	1.22x	2.08x	2.69x	1.75x

	NHC	SLC	Bickford	Holiday
Properties	42	9	39	26
1Q18	3.59x	1.28x	1.22x	1.17x
1Q19	3.91x	1.14x	1.13x	1.20x
1 NHC based on corporate-level FCCR and includes 3 independent living facilities
2 Brookdale

Fluctuations in portfolio coverage are a result of market and economic trends, local market competition, and regulatory factors as well as the operational success of our tenants. We use the results of individual leases to inform our decision making with respect to specific tenants, but trends described above by property type and operator bear analysis. Our Need-Driven SHO portfolio shows a decline brought about primarily by a softening in occupancy within particular markets, as well as rising wage pressures. For many of the affected operators, as is typical of our portfolio in general, NHI has significant security deposits in place and/or corporate guarantees should actual cash rental shortfalls eventually materialize. In certain instances, our operators may elect to increase their security deposits with us in an amount equal to the coverage shortfall, and, upon subsequent compliance with the required lease coverage ratio, the operator would then be entitled to a full refund. The metrics presented in the tables above give no effect to the presence of these security deposits. For Skilled Nursing, coverage in the All Other category of our portfolio has improved due to a better operating environment, as a whole, and for the Ensign portfolio transition, in particular. Each MOB’s coverage is driven by the underlying performance of its on-campus hospital as the tenant or guarantor under the lease. In Texas, the aftermath of Hurricane Harvey in 2017 witnessed the shut-down of the guarantor hospital for a few days resulting in lost revenue, overtime and other one-time charges, negatively impacting the hospital’s bottom-line and resultant coverage ratios for that MOB. Within the context of this event-specific occurrence, it is also typical of MOB operations that there may be other large fluctuations in coverage resulting from hospital operations.

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

Investment Highlights

Since January 1, 2019, we have made or announced the following investments ($ in thousands):

	Date	Properties	Asset Class	Amount
Lease Investments
Wingate Healthcare	January 2019	1	SHO	$52,200
Holiday Retirement	January 2019	1	SHO	38,000
Comfort Care Senior Living	April 2019	1	SHO	10,800
Comfort Care Senior Living	May 2019	1	SHO	13,500
Discovery Senior Living	May 2019	6	SHO	128,350
Cappella Living Solutions	July 2019	1	SHO	7,600

Note Investments
Senior Living Communities	June 2019	1	SHO	32,700
41 Management	June 2019	1	SHO	10,800
Discovery Senior Living	July 2019	1	SHO	750
				$294,700

Wingate

On January 15, 2019, we acquired a 267-unit senior living campus in Massachusetts for a purchase price of $50,300,000, including closing costs of $300,000. The facility is being leased to Wingate Healthcare, Inc. (“Wingate”) for a term of 10 years, with three five-year renewal options, at an initial lease rate of 7.5% plus annual fixed escalators. We have committed to the additional funding of up to $1,900,000 in capital improvements, and the lease provides for incentive payments up to $5,000,000 to become available beginning in 2020 upon the attainment of certain operating metrics. NHI has a right of first offer on two additional Wingate-operated facilities. We accounted for the transaction as an asset purchase.

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

Comfort Care

On April 30, 2019, we acquired a newly-constructed 60-unit assisted living facility in Shelby, Michigan which has 14 memory care units under construction. The total commitment of $10,800,000 includes $9,282,000 funded at closing with the remaining amount to be funded as construction progresses. On May 20, 2019, we acquired a property in Brighton, Michigan, consisting of 73 assisted living/memory care units. The purchase price for the Brighton acquisition was $13,500,000, inclusive of closing costs. We leased the properties to Comfort Care Senior Living (“Comfort Care”), under leases which provide for initial lease rate of 7.75%, with annual fixed escalators beginning in year three over the term of ten years plus two five-year renewal options. The lease each include a $3,000,000 earnout incentive which will be added to the lease base if funded. We accounted for the acquisitions as asset purchases.

Discovery

On May 31, 2019, we invested $25,028,000 in cash for a 97.5% equity interest in a consolidated subsidiary ("PropCo"), which simultaneously acquired from a third party six senior housing facilities comprising 145 independent-living units, 356 assisted-living units and 95 memory-care units, for a total of 596 units. Discovery Senior Housing Investor XXIV, LLC, (“Discovery”) contributed $642,000 for its non-controlling 2.5% equity interest. We invested an additional $102,680,000 as a preferred equity contribution, for a total NHI investment of $127,708,000. The additional equity contribution of $102,680,000 carries a preference in liquidation as well as in the distribution of operating cash flow. Total cash of $128,350,000 invested in PropCo included approximately $1,067,000 in closing costs and $433,000 reserved for working capital needs.

The facilities were leased by PropCo to an affiliate of Discovery for a term of ten years with two five-year renewal periods at an initial lease rate of 6.5% with fixed annual escalators through the fifth year of the initial lease term followed by CPI-based escalators, subject to floor and ceiling, thereafter. The total purchase price for the properties acquired, as discussed above, was allocated to the tangible assets based upon their relative fair values consisting of $6,301,000 to the land and $121,616,000 to the buildings and improvements. Based upon the contribution agreement between the parties, NHI and Discovery estimated the value of the six facilities owned by PropCo at May 31, 2019 to be $127,917,000. Discovery’s 2.5% noncontrolling interest also reflects its estimated fair value as of the acquisition date.

Additionally, NHI anticipates extending a senior mortgage loan of $6,000,000 at 7% annual interest to affiliates of Discovery for an additional property in Indiana for which the joint venture will have the option to purchase at stabilization. The facility consists of 52 assisted living units and 22 memory care units. The loan is anticipated to close by August 31st.

NHI as the managing member manages Propco, subject to certain consent rights of Discovery for certain significant business decisions. Because of our control of PropCo, we include its assets, liabilities, noncontrolling interest and operations in our condensed consolidated financial statements in accordance with FASB ASC Topic 810, Consolidation, and ASC Topic 970, Real Estate - General.

Effective July 1, 2019 we transitioned an Indiana, independent living/assisted living facility to Discovery, as discussed in Note 2 in conjunction with our other properties in transition. By its terms, the triple-net lease matures in June 2024 with two five-year options to extend. Rent is initially based on net operating income. Beginning in 2022, rent is to reset to the greater of $1,400,000 or fair value as provided by formula. For the duration of the lease, the rent, as reset, is subject to a 2.5% escalator. Concurrent with Discovery’s entrance into the lease, NHI provided a working capital loan for amounts up to $750,000 at an interest rate of 6.50%. The loan extends during the term of the lease.

Cappella Living Solutions

On July 23, 2019, for $7,600,000 including $100,000 of closing costs, we acquired a 54-unit assisted living facility in Pueblo, Colorado. We leased the facility to Christian Living Services, Inc., d/b/a Cappella Living Solutions, for a term of fifteen years at an initial lease rate of 7.25%, with CPI escalators subject to a floor and ceiling.

41 Management

On June 14, 2019 we committed to providing first mortgage financing to 41 Management, LLC (d/b/a as Matthews Senior Living) for up to $10,800,000 to fund the construction of a 51-unit assisted living facility in Wisconsin. The loan carries an interest rate of 8.50% for its five-year term, subject to two one-year renewals. The agreement provides for a 1% commitment fee as well as an exit fee that is subject to waiver should we exercise our purchase option, which is to open upon stabilization of the facility. Additional security on the loan includes personal and corporate guarantees and the funding of a working capital escrow.

Senior Living Communities

On June 25, 2019, we provided a mortgage loan of $32,700,000 to Senior Living for the acquisition of a 248-unit continuing care retirement community in Columbia, South Carolina. The financing is for a term of five years with two one-year extensions and carries an interest rate of 7.25%. Additionally, the loan conveys to NHI a purchase option at a stated minimum price of $38,250,000, subject to adjustment for market conditions.

Other Portfolio Activity

Tenant Transitioning

As of June 30, 2019, we have completed the contractual transition of three lease portfolios to new tenants following a period of non-compliance by the former operators, background for which is provided in the financial statements included in our Form 10-K for the year ended December 31, 2018. The portfolios consist of three former Regency buildings, five former LaSalle Group buildings and one facility formerly leased to Landmark. To expedite stabilization of the facilities, we committed to specified income-generating capital expenditures for the re-branding and refurbishment of certain of these properties. The new leases each specify initial periods during which rental income to NHI shall be based on net operating income (“NOI”), after deduction of management fees. Following the initial periods, each lease converts to a structured payment based on a fair-value calculation.

The former Regency buildings have been leased to three operators, Senior Living, Discovery, and Vitality MC TN, LLC (“Vitality”). Of our total revenues, $69,000 and $1,262,000 (2%) in rental income were derived from the three former Regency buildings for the three months ended June 30, 2019 and 2018, respectively. Of our total revenues, $145,000 and $2,523,000 (2%) in rental income were derived from the three former Regency buildings for the six months ended June 30, 2019 and 2018, respectively.

On April 16, 2019, Chancellor Health Care leased the five former LaSalle Group buildings. Our lease agreement with Chancellor provides for NHI to receive 100% of net operating cash flow generated by the facilities, after management fees, pending stabilization of the operations of the facility. During the first quarter of 2019, we also commenced litigation for the recovery of certain funds owed by LaSalle Group under the lease and against the principal executive personally under the guaranty agreement. Of our total revenues, $287,000 and $1,119,000 (2%) in rental income were derived from the five former LaSalle Group buildings for the three months ended June 30, 2019 and 2018, respectively. Of our total revenues, $287,000 and $2,213,000 (2%) in rental income were derived from the five former LaSalle Group buildings for the six months ended June 30, 2019 and 2018, respectively.

At December 31, 2018, we had a single-property lease in Wisconsin with Landmark Senior Living that was non-performing. In February 2019, we transitioned the lease to BAKA Enterprises, temporarily acting under a management agreement with Landmark. Under terms of the new lease, NHI receives 95% of net operating cash flow, after management fees, as generated by the facilities. Upon the establishment of an operational baseline, beginning in year two, the agreement calls for a rent reset to fair value. The agreement provides for a term of 8 years, with renewal options. Of our total revenues, $150,000 and $305,000 were derived from the former Landmark property for the three months ended June 30, 2019 and 2018, respectively. Of our total revenues, $775,000 (1%) and $762,000 (1%) were derived from the former Landmark property for the six months ended June 30, 2019 and 2018, respectively, including $625,000 received during 2019 as a settlement payment.

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

The following table summarizes the transition properties for the six months ended June 30, 2019:

Former Tenant / Facility Name (New Tenant)	Units	Location	Q1 Occupancy[1]	Q2 Occupancy[2]
SH-Regency Leasing, LLC
The Cypress of College Park (Discovery)	148	IN	19.6%	18.9%
The Charlotte (SLC)	98	NC	—%	—%
Maybelle Carter (Vitality)	135	TN	73.3%	77.6%
LaSalle Autumn Leaves (Chancellor)	196	IL/TX	74.7%	70.7%
Landmark Senior Living (BAKA)	120	WI	67.6%	72.2%
	697		51.0%	51.4%
1 Monthly Average, as of March 31, 2019
2 Monthly Average, as of June 30, 2019

Assets Held For Sale

During the three months ended March 31, 2019, we identified two assisted living properties for disposal and began active marketing of the properties. The buildings are smaller than are typical of our portfolio and are no longer considered to be an appropriate investment for NHI. In January we ceased recording depreciation on the properties, and we booked an adjustment to lease revenues to write off the associated $124,000 in straight-line receivables. We recognized an impairment loss of $2,500,000 to write down the properties to their estimated net realizable value of $3,745,000 and have classified the assets as available for sale on the Condensed Consolidated Balance Sheet at June 30, 2019.

Other

Our leases are typically structured as “triple net leases” on single-tenant properties having an initial leasehold term of 10 to 15 years with one or more five-year renewal options. As such, there may be reporting periods in which we experience few, if any, lease renewals or expirations. During the six months ended June 30, 2019, we did not have any significant renewing or expiring leases.

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

We adjust rental income for the amortization of lease inducements paid to our tenants. Current outstanding commitments and contingencies are listed under our discussion of liquidity and capital resources. Amortization of these payments against revenues was $383,000 and $132,000 for the six months ended June 30, 2019 and 2018, respectively.

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

Results of Operations

The significant items affecting revenues and expenses are described below (in thousands):

	Three Months Ended
	June 30,		Period Change
	2019	2018	$		%
Revenues:
Rental income
SLC leased to Wingate Healthcare	$944	$—	$944		NM
ALFs leased to Bickford Senior Living	12,017	11,208	809		7.2%
SHOs leased to Discovery Senior Living	1,569	859	710		82.7%
ALFs leased to Comfort Care Senior Living	548	41	507		NM
SNFs leased to Fundamental Senior Living	722	231	491		NM
SNFs leased to Ensign Group	5,926	5,560	366		6.6%
ILFs leased to an affiliate of Holiday Retirement	8,512	9,424	(912)		(9.7)%
SHOs leased to Chancellor Health Care	2,277	3,051	(774)		(25.4)%
SHOs leased to Senior Living Communities	10,488	10,935	(447)		(4.1)%
SLC leased to Vitality Senior Living	69	425	(356)		(83.8)%
ALF leased to BAKA Enterprises	150	305	(155)		(50.8)%
Other new and existing leases	22,543	21,995	548		2.5%
	65,765	64,034	1,731		2.7%
Straight-line rent adjustments, new and existing leases	5,307	5,835	(528)		(9.0)%
Escrow funds received from tenants	1,506	—	1,506		NM
Total Rental Income	72,578	69,869	2,709		3.9%
Interest income and other
Life Care Services mortgages and construction loans	2,896	961	1,935		NM
Bickford construction loans	911	488	423		86.7%
Other existing mortgages and notes	1,681	1,607	74		4.6%
Total Interest Income from Mortgage and Other Notes	5,488	3,056	2,432		79.6%
Other income	30	31	(1)		(3.2)%
Total Revenues	78,096	72,956	5,140		7.0%
Expenses:
Depreciation
SLC leased to Wingate Healthcare	349	—	349		NM
ALFs leased to Bickford Senior Living	3,746	3,435	311		9.1%
ILFs leased to an affiliate of Holiday Retirement	3,493	3,229	264		8.2%
SNFs leased to Ensign Group	1,833	1,716	117		6.8%
Other new and existing assets	9,599	9,414	185	2	2.0%
Total Depreciation	19,020	17,794	1,226	3	6.9%
Interest	13,746	12,220	1,526		12.5%
Payroll and related compensation expenses	1,396	1,561	(165)		(10.6)%
Non-cash stock-based compensation expense	477	369	108		29.3%
Loan and realty losses	—	1,849	(1,849)		NM
Property taxes and insurance on leased properties	1,506	—	1,506		NM
Other expenses	1,974	1,324	650		49.1%
Total Expenses	38,119	35,117	3,002		8.5%
Net income	39,977	37,839	2,138		5.7%
Less: net loss attributable to noncontrolling interest	1	—	1		NM
Net income attributable to common stockholders	$39,978	$37,839	$2,139		—%

NM - not meaningful

Financial highlights of the quarter ended June 30, 2019, compared to the same quarter of 2018 were as follows:

•
The rental income received from our tenants increased by $1,731,000 primarily due to the impact of $155,644,000 of new investments in 2018 and $242,850,000 so far in 2019. This impact was partially offset by a decline in rental income received from Holiday as a result of the lease amendment described in Note 2. Rental income was also offset by lease defaults which resulted in transitions to new tenants described herein under the heading Tenant Transitioning.

•
The increase in rental income included a $528,000 decrease in straight-line rent adjustments. Generally accepted accounting principles require rental income to be recognized on a straight-line basis over the term of the lease to give effect to scheduled rent escalators that are determinable at lease inception. Future increases in rental income depend on our ability to make new investments which meet our underwriting criteria.

•	Interest income from mortgage and other notes increased $2,432,000 primarily due to interest income received on loans to Bickford Senior Living and Life Care Services.

•	Depreciation expense increased $1,226,000 primarily due to new real estate investments completed in 2018 and 2019.

•
Interest expense, including amortization of debt discount and issuance costs, increased $1,526,000 primarily as a result of the September 2018 conversion of $300,000,000 of debt initially drawn on our revolving facility into a five-year term loan and the impact of additional borrowings on our revolving credit facility.

•	Payroll and related compensation expenses decreased $165,000 due primarily to the timing and amount of incentive compensation related to achieving certain company goals.

•	Non-cash stock-based compensation expense increased due primarily to fluctuations in the valuation assumptions used in the Black-Scholes pricing model.

•
Escrow funds received from tenants totaling $1,506,000 were used to pay property taxes and insurance, which is typical of triple net leases. Narrow-Scope Improvements for Lessors under ASU 2018-20 requires these items to be included as revenue and expense in our condensed consolidated financial statements.

•	The following table summarizes our transitioning tenants (in thousands):

	Three Months Ended
	June 30,		Period Change
	2019	2018	$	%
Revenues:
Rental income
SHOs leased to Chancellor Health Care	287	1,119	(832)	(74.4)%
SHOs leased to Senior Living Communities	—	837	(837)	(100.0)%
SLC leased to Vitality Senior Living	69	425	(356)	(83.8)%
ALF leased to BAKA Enterprises	150	305	(155)	(50.8)%
Total Rental income	506	2,686	(2,180)	(81.2)%
Expenses:
Depreciation
SHOs leased to Chancellor Health Care	406	406	—	—%
SHOs leased to Senior Living Communities	292	296	(4)	(1.4)%
SLC leased to Vitality Senior Living	154	156	(2)	(1.3)%
ALF leased to BAKA Enterprises	145	145	—	—%
Total Depreciation	997	1,003	(6)	(0.6)%
Legal	99	—	99	NM
Franchise, excise and other taxes	528	—	528	NM
	1,624	1,003	621	61.9%
Net income	(1,118)	1,683	(2,801)	NM

The significant items affecting revenues and expenses are described below (in thousands):

	Six Months Ended
	June 30,		Period Change
	2019	2018	$	%
Revenues:
Rental income
ALFs leased to Bickford Senior Living	$23,964	$21,483	$2,481	11.5%
SLC leased to Wingate Healthcare	1,748	—	1,748	NM
SNFs leased to Ensign Group	11,768	10,663	1,105	10.4%
ALFs leased to Comfort Care Senior Living	858	41	817	NM
SHOs leased to Discovery Senior Living	2,442	1,718	724	42.1%
SNFs leased to Fundamental Senior Living	1,432	924	508	55.0%
ILFs leased to an affiliate of Holiday Retirement	16,812	18,848	(2,036)	(10.8)%
SHOs leased to Chancellor Health Care	4,264	6,072	(1,808)	(29.8)%
SHOs leased to Senior Living Communities	20,962	21,862	(900)	(4.1)%
SLC leased to Vitality Senior Living	145	850	(705)	(82.9)%
Other new and existing leases	46,004	44,864	1,140	2.5%
	130,399	127,325	3,074	2.4%
Straight-line rent adjustments, new and existing leases	10,535	11,797	(1,262)	(10.7)%
Escrow funds received from tenants	2,597	—	2,597	NM
Total Rental Income	143,531	139,122	4,409	3.2%
Interest income and other
Life Care Services mortgages and construction loans	5,609	2,399	3,210	133.8%
Bickford construction loans	1,696	913	783	85.8%
Other existing mortgages and notes	3,301	3,204	97	3.0%
Total Interest income from mortgage and other notes	10,606	6,516	4,090	62.8%
Other income	67	64	3	4.7%
Total Revenues	154,204	145,702	8,502	5.8%
Expenses:
Depreciation
SLC leased to Wingate Healthcare	698	—	698	NM
ALFs leased to Bickford Senior Living	7,410	6,542	868	13.3%
ILFs leased to an affiliate of Holiday Retirement	6,898	6,459	439	6.8%
SNFs leased to Ensign Group	3,684	3,271	413	12.6%
Other new and existing assets	18,821	18,857	(36)	(0.2)%
Total Depreciation	37,511	35,129	2,382	6.8%
Interest	27,264	23,834	3,430	14.4%
Payroll and related compensation expenses	2,599	3,359	(760)	(22.6)%
Non-cash stock-based compensation expense	2,478	1,794	684	38.1%
Loan and realty losses	2,500	1,849	651	35.2%
Property taxes and insurance on leased properties	2,597	—	2,597	NM
Other expenses	3,598	2,728	870	31.9%
Total Expenses	78,547	68,693	9,854	14.3%
Income before loss on convertible note retirement	75,657	77,009	(1,352)	(1.8)%
Loss on convertible note retirement	—	(738)	738	NM
Net income	75,657	76,271	(614)	(0.8)%
Less: net loss attributable to noncontrolling interest	1	—	1	NM
Net income attributable to common stockholders	$75,658	$76,271	$(613)	(0.8)%

NM - not meaningful

Financial highlights of the six months ended June 30, 2019, compared to the same period in 2018 were as follows:

•	Rental income received from our tenants increased $3,074,000, or 2.4%, primarily as a result of new investments funded since June 2018.

•
The increase in rental income was partially offset by a $1,262,000 decrease in straight-line rent adjustments. Generally accepted accounting principles require rental income to be recognized on a straight-line basis over the term of the lease to give effect to scheduled rent escalators that are determinable at lease inception. Generally, future increases in rental income depend on our ability to make new investments which meet our underwriting criteria.

•	Interest income from mortgage and other notes increased $4,090,000, primarily due to interest income received on loans to Bickford Senior Living and Life Care Services.

•	Depreciation expense increased $2,382,000 primarily due to new real estate investments completed since June 2018.

•
Interest expense, including amortization of debt discount and issuance costs, increased $3,430,000 primarily as a result of the September 2018 conversion of $300,000,000 of debt initially drawn on our revolving facility into a five-year term loan and the impact of additional borrowings on our revolving credit facility.

•	Payroll and related compensation expenses decreased $760,000 due primarily to the timing and amount of incentive compensation related to achieving certain company goals.

•	Non-cash stock-based compensation expense increased due primarily to fluctuations in the valuation assumptions used in the Black-Scholes pricing model.

•	Loan and realty losses of $2,500,000 represent a writedown related to two facilities classified as held for sale with an estimated net realizable value of $3,745,000 at June 30, 2019.

•
Escrow funds received from tenants totaling $2,597,000 were used to pay property taxes and insurance, which is typical of triple net leases. Narrow-Scope Improvements for Lessors under ASU 2018-20 requires these items to be included as revenue and expense in our condensed consolidated financial statements.

•	The following table summarizes our transitioning tenants (in thousands):

	Six Months Ended
	June 30,		Period Change
	2019	2018	$	%
Revenues:
Rental income
SHOs leased to Chancellor Health Care	287	2,213	(1,926)	(87.0)%
SHOs leased to Senior Living Communities	—	1,674	(1,674)	(100.0)%
SLC leased to Vitality Senior Living	145	850	(705)	(82.9)%
ALF leased to BAKA Enterprises[1]	775	762	13	1.7%
Total Revenues	1,207	5,499	(4,292)	(78.1)%
Expenses:
Depreciation
SHOs leased to Chancellor Health Care	811	811	—	—%
SHOs leased to Senior Living Communities	585	592	(7)	(1.2)%
SLC leased to Vitality Senior Living	308	312	(4)	(1.3)%
ALF leased to BAKA Enterprises	291	291	—	—%
Total Depreciation	1,995	2,006	(11)	(0.5)%
Legal	133	—	133	NM
Franchise, excise and other taxes	828	—	828	NM
	2,956	2,006	950	47.4%
Net income	(1,749)	3,493	(5,242)	NM

[1] includes $625,000 received during 2019 as a settlement payment

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

These sources and uses of cash are reflected in our Condensed Consolidated Statements of Cash Flows as summarized below (dollars in thousands):

	Six Months Ended June 30,		One Year Change
	2019	2018	$	%
Cash and cash equivalents and restricted cash, January 1	$9,912	$8,075	$1,837	22.7%
Net cash provided by operating activities	126,914	102,217	24,697	24.2%
Net cash used in investing activities	(268,029)	(140,897)	(127,132)	90.2%
Net provided by financing activities	147,741	39,054	108,687	278.3%
Cash and cash equivalents and restricted cash, December 31	$16,538	$8,449	$8,089	95.7%

Operating Activities – Net cash provided by operating activities for the six months ended June 30, 2019 was favorably impacted by new real estate investments in 2018 and 2019, an increase in lease payment collections arising from escalators on existing leases and the funding of lease incentives.

Investing Activities – Net cash used in investing activities for the six months ended June 30, 2019 was comprised primarily of $268,587,000 of investments in real estate and notes, and was partially offset by the collection of principal on mortgage and other notes receivable.

Financing Activities – Net cash provided by financing activities for the six months ended June 30, 2019 compared to the same period in 2018 is primarily the result of (1) net proceeds of $47,854,000 from the issuance of common shares in 2019, (2) $29,985,000 used to complete targeted repurchases of a portion of our outstanding convertible notes during 2018 and (3) dividend payments which increased $7,072,000 over the same period in 2018.

Liquidity

Apart from operations, the main source of our liquidity is our unsecured bank credit facility. At June 30, 2019, we had $277,000,000 available to draw on our revolving credit facility.

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

The revolving facility fee is currently 20 basis points per annum, and floating interest on the revolver and the term loans are presently set at 30-day LIBOR plus 115 and a blended 127 bps, respectively. At June 30, 2019 and December 2018, 30-day LIBOR was 240 and 250 bps, respectively. Within the facility, the employment of interest rate swaps for a portion of our fixed term debt leaves only $213,000,000 of our revolving credit facility exposed to interest rate risk through June 2020, when our $80,000,000 and $130,000,000 swaps expire. Our swaps and the financial instruments to which they relate are described in the table below, under the caption “Interest Rate Swap Agreements.” The current interest spreads and facility fee reflect our leverage-ratio compliance based on the applicable margin for LIBOR loans, measuring debt to “Total Asset Value,” at Level 2 in the Interest Rate Schedule provided below in abridged format:

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

The 2017 Agreement requires that we calculate specified financial statement metrics and meet or exceed a variety of financial ratios, which are usual and customary in nature. These ratios are calculated quarterly and as of June 30, 2019 were within required limits.

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

Our at-the-market (“ATM”) offering represents an additional source of liquidity. Through the program in 2019, we issued 618,654 common shares, with an average price for shares sold of $78.77, resulting after commissions in net proceeds of $47,999,000. Cash from these issuances was initially used to pay down our revolving credit facility.

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

The following table summarizes the issuances since inception of our ATM as of June 30, 2019:

	Shares	Weighted Average Share Price	Net Proceeds
2015	830,506	$60.33	$49,389,000
2016	1,395,642	$75.79	104,190,000
2017	1,661,161	$74.87	122,500,000
2018	1,112,363	$74.84	82,001,000
2019	618,654	$78.77	47,999,000
	5,618,326		$406,079,000

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

We expect that borrowings on our revolving credit facility, borrowings on term loans, and our ATM program will allow us to continue to make real estate investments during 2019. However, we anticipate that our historically low cost of debt capital will increase in the mid-term, if the federal government decides to revisit the upward transitioning of the federal funds rate. In response to the changed interest-rate environment, we may find it advisable within the coming year to acquire a public credit rating as a tool for managing our interest costs.

Concurrent with the amendments to our credit facility and with the exception of specific debt-coverage ratios, covenants pertaining to our private placement term loans were generally conformed with those governing the credit facility.

As of June 30, 2019, our $120,000,000 of senior unsecured convertible notes were convertible at a rate of 14.52 shares of common stock per $1,000 principal amount, representing a conversion price of approximately $68.86 per share for a total of 1,742,736 remaining underlying shares. For the six months ended June 30, 2019, dilution resulting from the conversion option within our convertible debt is 199,492 shares. If NHI’s current share price increases above the adjusted $68.86 conversion price, further dilution will be attributable to the conversion feature. On June 30, 2019, the value of the convertible debt, computed as if the debt were immediately eligible for conversion, exceeded its face amount by $15,986,000.

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

Interest Rate Swap Agreements

To mitigate our exposure to interest rate risk, we have in place the following interest rate swap contracts in place to hedge against floating rates on our bank term loans and a portion of our revolving credit facility as of June 30, 2019 (dollars in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value
June 2013	June 2020	3.41%	1-month LIBOR	$80,000,000	$(208)
March 2014	June 2020	3.46%	1-month LIBOR	$130,000,000	$(398)
March 2019	December 2021	3.46%	1-month LIBOR	$100,000,000	$(1,436)
March 2019	December 2021	3.47%	1-month LIBOR	$100,000,000	$(1,468)
June 2019	December 2021	2.84%	1-month LIBOR	$150,000,000	$48
June 2019	December 2021	2.88%	1-month LIBOR	$50,000,000	$1

For instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative has been reported as a component of other comprehensive income, and reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness have been recognized in earnings.

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

Off Balance Sheet Arrangements

We currently have no outstanding guarantees. As described in Note 1 to the condensed consolidated financial statements, our leases, mortgages and other notes receivable with certain entities represent variable interests in those enterprises. However, because we do not control these entities, nor do we have any role in their day-to-day management, we are not their primary beneficiary. Except as discussed in our Annual Report on Form 10-K for the year ended December 31, 2018, under Contractual Obligations and Contingent Liabilities, we have no further material obligations arising from our transactions with these entities, and we believe our maximum exposure to loss at June 30, 2019, due to this involvement would be limited to our contractual commitments and contingent liabilities and the amount of our current investments with them, as detailed further in Notes 1, 2, 3 and 6 to the condensed consolidated financial statements. As of June 30, 2019, we furnished no direct support to any of these entities.

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

Additional disclosure requirements also give widely ranging results depending on market price variability. The notes will be freely convertible in the last six months of their contractual life, beginning in the fourth quarter of 2020; however, generally accepted accounting principles require us to periodically report the amount by which the notes’ convertible value exceeds their principal amount, without regard to the current availability of the conversion feature. Further, the mechanics of the calculation require the use of an end-of-period stock price, so that using that amount for the remaining notes outstanding of $120,000,000 at June 30, 2019, delivers an excess of $15,986,000, whereas the use of another price point would give a different result.

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

Commitments and Contingencies

The following tables summarize information as of June 30, 2019 related to our outstanding commitments and contingencies which are more fully described in the notes to the consolidated financial statements.

	Asset Class	Type	Total	Funded	Remaining
Loan Commitments:
LCS Sagewood Note A	SHO	Construction	$118,800,000	$(77,118,000)	$41,682,000
LCS Sagewood Note B	SHO	Construction	61,200,000	(22,464,000)	38,736,000
LCS Timber Ridge Note A	SHO	Construction	60,000,000	(59,349,000)	651,000
Bickford Senior Living	SHO	Construction	56,700,000	(42,391,000)	14,309,000
Senior Living Communities	SHO	Revolving Credit	15,000,000	(4,578,000)	10,422,000
41 Management	SHO	Construction	10,800,000	(1,495,000)	9,305,000
			$322,500,000	$(207,395,000)	$115,105,000

See Note 3 to our consolidated financial statements for full details of our loan commitments. As provided above, loans funded do not include the effects of discounts or commitment fees. We expect to incrementally fund the LCS Sagewood Note A during 2019. Funding of the promissory note commitments to Bickford is expected to transpire monthly throughout 2019.

	Asset Class	Type	Total	Funded	Remaining
Development Commitments:
Ignite Medical Resorts	SNF	Construction	$25,350,000	$(9,598,000)	$15,752,000
Woodland Village	SHO	Renovation	7,450,000	(7,323,000)	127,000
Senior Living Communities	SHO	Renovation	6,830,000	(5,869,000)	961,000
Senior Living Communities	SHO	Renovation	3,100,000	—	3,100,000
Wingate Healthcare	SHO	Renovation	1,900,000	(60,000)	1,840,000
Bickford Senior Living	SHO	Renovation	1,750,000	(1,750,000)	—
Navion Senior Solutions	SHO	Construction	650,000	—	650,000
Discovery Senior Living	SHO	Renovation	500,000	—	500,000
			$47,530,000	$(24,600,000)	$22,930,000

In addition to the commitments listed above, PropCo has committed to Discovery for funding up to $2,000,000 toward the purchase of condominium units located at one of the facilities.

	Asset Class	Type	Total	Funded	Remaining
Contingencies:
Bickford Senior Living	SHO	Lease Inducement	$10,000,000	$(10,000,000)	$—
Bickford Senior Living	SHO	Incentive Loan Draws	8,000,000	(250,000)	7,750,000
Comfort Care Senior Living	SHO	Lease Inducement	6,000,000	—	6,000,000
Wingate Healthcare	SHO	Lease Inducement	5,000,000	—	5,000,000
Navion Senior Solutions	SHO	Lease Inducement	4,850,000	—	4,850,000
Discovery Senior Living	SHO	Lease Inducement	4,000,000	—	4,000,000
Ignite Medical Resorts	SNF	Lease Inducement	2,000,000	—	2,000,000
			$39,850,000	$(10,250,000)	$29,600,000

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
FFO, AFFO & FAD

These supplemental operating performance measures may not be comparable to similarly titled measures used by other REITs. Consequently, our Funds From Operations (“FFO”), Normalized FFO, Normalized Adjusted Funds From Operations (“AFFO”) and Normalized Funds Available for Distribution (“FAD”) may not provide a meaningful measure of our performance as compared to that of other REITs. Since other REITs may not use our definition of these operating performance measures, caution should be exercised when comparing our FFO, Normalized FFO, Normalized AFFO and Normalized FAD to that of other REITs. These financial performance measures do not represent cash generated from operating activities in accordance with generally accepted accounting principles (“GAAP”) (these measures do not include changes in operating assets and liabilities) and therefore should not be considered an alternative to net earnings as an indication of operating performance, or to net cash flow from operating activities as determined by GAAP as a measure of liquidity, and are not necessarily indicative of cash available to fund cash needs.

Funds From Operations - FFO

Our FFO per diluted common share for the six months ended June 30, 2019 was unchanged over the same period in 2018 due primarily to the dilutive impact of 1,185,152 common shares issued since June 30, 2018. FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and applied by us, is net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures, if any. The Company’s computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or have a different interpretation of the current NAREIT definition from that of the Company; therefore, caution should be exercised when comparing our Company’s FFO to that of other REITs. Diluted FFO assumes the exercise of stock options and other potentially dilutive securities.

Our normalized FFO per diluted common share for the six months ended June 30, 2019 decreased $0.05 (1.8%) over the same period in 2018 due primarily to the dilutive impact of 1,185,152 common shares issued since June 30, 2018. Normalized FFO excludes from FFO certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to, impairment of non-real estate assets, gains and losses attributable to the acquisition and disposition of assets and liabilities, and recoveries of previous write-downs.

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

Adjusted Funds From Operations - AFFO

Our normalized AFFO per diluted common share for the six months ended June 30, 2019 was unchanged over the same period in 2018 due primarily to the dilutive impact of 1,185,152 common shares issued since June 30, 2018. In addition to the adjustments included in the calculation of normalized FFO, normalized AFFO excludes the impact of any straight-line rent revenue, amortization of the original issue discount on our convertible senior notes and amortization of debt issuance costs.

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

Funds Available for Distribution - FAD

Our normalized FAD for the six months ended June 30, 2019 increased $4,570,000 (4.3%) over the same period in 2018 due primarily to the impact of new investments completed since June 30, 2018. In addition to the adjustments included in the calculation of normalized AFFO, normalized FAD excludes the impact of non-cash stock based compensation. Normalized FAD is an important supplemental measure of liquidity for a REIT as a useful indicator of the ability to distribute dividends to shareholders.

The following table reconciles net income, the most directly comparable GAAP metric, to FFO, Normalized FFO, Normalized AFFO and Normalized FAD and is presented for both basic and diluted weighted average common shares (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income attributable to common stockholders	$39,979	$37,839	$75,658	$76,271
Elimination of certain non-cash items in net income:
Depreciation	19,020	17,794	37,511	35,129
Depreciation related to noncontrolling interest	(7)	—	(7)	—
Impairment of real estate	—	—	2,500	—
NAREIT FFO attributable to common stockholders	58,992	55,633	115,662	111,400
Loss on convertible note retirement	—	—	—	738
Non-cash write-off of straight-line rent receivable	—	1,436	—	1,436
Note receivable impairment	—	413	—	413
Recognition of unamortized note receivable commitment fees	—	—	—	(515)
Normalized FFO attributable to common stockholders	58,992	57,482	115,662	113,472
Straight-line rent revenue, net	(5,307)	(5,835)	(10,535)	(11,797)
Straight-line lease revenue, net, related to noncontrolling interest	2	—	2	—
Amortization of lease incentives	215	69	383	132
Amortization of original issue discount	195	187	388	408
Amortization of debt issuance costs	704	590	1,404	1,203
Normalized AFFO attributable to common stockholders	54,801	52,493	107,304	103,418
Non-cash share-based compensation	477	368	2,478	1,794
Normalized FAD attributable to common stockholders	$55,278	$52,861	$109,782	$105,212

BASIC
Weighted average common shares outstanding	43,232,384	41,704,819	43,029,104	41,618,487
NAREIT FFO attributable to common stockholders per share	$1.36	$1.33	$2.69	$2.68
Normalized FFO attributable to common stockholders per share	$1.36	$1.38	$2.69	$2.73
Normalized AFFO attributable to common stockholders per share	$1.27	$1.26	$2.49	$2.48

DILUTED
Weighted average common shares outstanding	43,498,021	41,786,829	43,311,527	41,681,854
NAREIT FFO attributable to common stockholders per share	$1.36	$1.33	$2.67	$2.67
Normalized FFO attributable to common stockholders per share	$1.36	$1.38	$2.67	$2.72
Normalized AFFO attributable to common stockholders per share	$1.26	$1.26	$2.48	$2.48

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

The following table reconciles net income, the most directly comparable GAAP metric, to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$39,978	$37,839	$75,657	$76,271
Interest expense	13,746	12,220	27,264	23,834
Franchise, excise and other taxes	775	266	1,320	612
Depreciation	19,020	17,794	37,511	35,129
Loss on convertible note retirement	—	—	—	738
Non-cash write-off of straight-line rent receivable	—	1,436	—	1,436
Note receivable impairment	—	413	—	413
Recognition of unamortized note receivable commitment fees	—	—	—	(515)
Adjusted EBITDA	$73,519	$69,968	$141,752	$137,918

Interest expense at contractual rates	$13,355	$11,414	$26,429	$21,941
Principal payments	294	283	589	568
Fixed Charges	$13,649	$11,697	$27,018	$22,509

Fixed Charge Coverage	5.4x	6.0x	5.2x	6.1x

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At June 30, 2019, we were exposed to market risks related to fluctuations in interest rates on approximately $213,000,000 of variable-rate indebtedness (excludes $610,000,000 of variable-rate debt that has been hedged through interest-rate swap contracts) and on our mortgage and other notes receivable. The unused portion ($277,000,000 at June 30, 2019) of our revolving credit facility, should it be drawn upon, is subject to variable rates.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a 50 basis-point increase or decrease in the interest rate related to variable-rate debt, and assuming no change in the outstanding balance as of June 30, 2019, net interest expense would increase or decrease annually by approximately $1,065,000 or $0.02 per common share on a diluted basis.

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

The following table sets forth certain information with respect to our debt (dollar amounts in thousands):

	June 30, 2019			December 31, 2018
	Balance[1]	% of total	Rate[3]	Balance[1]	% of total	Rate[3]
Fixed rate:
Convertible senior notes	$120,000	8.1%	3.25%	$120,000	9.3%	3.25%
Unsecured term loans	950,000	64.1%	3.66%	650,000	50.2%	3.99%
HUD mortgage loans[2]	43,804	3.0%	4.04%	44,226	3.4%	4.04%
Fannie Mae loans	95,876	6.5%	3.94%	96,044	7.4%	3.94%
Unsecured revolving credit facility	60,000	4.0%	2.76%	—	—%	—%
Variable rate:
Unsecured term loan	—	—%	—%	300,000	23.2%	3.77%
Unsecured revolving credit facility	213,000	14.4%	3.55%	84,000	6.5%	3.92%
	$1,482,680	100.1%	3.61%	$1,294,270	100.0%	3.88%

[1] Differs from carrying amount due to unamortized discounts and loan costs.
[2] Includes 10 HUD mortgages; rate is a weighted average inclusive of a mortgage insurance premium
[3] Total is weighted average rate

The unsecured term loans in the table above reflect the effect of $50,000,000, $80,000,000, $130,000,000, two $100,000,000 and $150,000,000 notional amount interest rate swaps with maturities of June 2020, and December 2021, that effectively convert variable rate debt to fixed rate debt. These loans bear interest at LIBOR plus a spread, currently a blended 126 basis points, based on our Leverage-Based Applicable Margin, as defined.

To highlight the sensitivity of our convertible senior notes and secured mortgage debt to changes in interest rates, the following summary shows the effects on fair value (“FV”) assuming a parallel shift of 50 basis points (“bps”) in market interest rates for a contract with similar maturities as of June 30, 2019 (dollar amounts in thousands):

	Balance	Fair Value[1]	FV reflecting change in interest rates
Fixed rate:			-50 bps	+50 bps
Private placement term loans - unsecured	$400,000	$400,768	$410,408	$391,394
Convertible senior notes	120,000	124,557	125,660	123,465
Fannie Mae loans	95,876	94,133	96,601	91,734
HUD mortgage loans	43,804	46,373	49,592	43,438
[1] The change in fair value of our fixed rate debt was due primarily to the overall change in interest rates.

At June 30, 2019, the fair value of our mortgage and other notes receivable, discounted for estimated changes in the risk-free rate, was approximately $316,246,000. A 50 basis-point increase in market rates would decrease the estimated fair value of our mortgage and other loans by approximately $9,040,000, while a 50 basis point decrease in such rates would increase their estimated fair value by approximately $2,913,000.

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures. As of June 30, 2019, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities and Exchange Act of 1934, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CAO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the CEO and CAO concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2019.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company successfully completed a migration to new accounting software effective January 1, 2019.

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

In June 2018, East Lake Capital Management LLC and certain related entities, including Regency (for three assisted living facilities in Tennessee, Indiana and North Carolina), filed suit against NHI in Texas seeking injunctive and declaratory relief and unspecified monetary damages. We countered with motions calling for the immediate appointment of a receiver and for pre-judgment possession. Resulting from these claims and counterclaims, on December 6, 2018, the plaintiff parties entered into an agreement resulting in Regency vacating the facilities in December 2018. Litigation is ongoing.

The LaSalle Group defaulted on its rent payment in November 2018. We transitioned the properties to a new operator and on April 16, 2019, we placed the five buildings with a new tenant under similar arrangements to those in place over the former Regency buildings, with NHI to receive operating cash flow, after management fees, generated by the facilities pending stabilization. We also commenced litigation for the recovery of certain funds owed under the lease and against the principal executive personally under a guaranty agreement.  In the meantime, Autumn Leaves, the manager, has declared bankruptcy under Chapter 11. The litigation is ongoing.

Item 1A. Risk Factors.

During the six months ended June 30, 2019, there were no material changes to the risk factors that were disclosed in Item 1A of National Health Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

10.1	2019 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Proxy Statement filed March 19, 2019)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date:	August 7, 2019	/s/ D. Eric Mendelsohn
D. Eric Mendelsohn
President and Chief Executive Officer
(duly authorized officer)

Date:	August 7, 2019	/s/ Roger R. Hopkins
Roger R. Hopkins
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)