Form 10-Q
period 2019-09-30
NATIONAL HEALTH INVESTORS INC
filed 2019-11-07
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	_____________	to	_____________

Commission File Number 001-10822
National Health Investors Inc
(Exact name of registrant as specified in its charter)

Maryland		62-1470956
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

222 Robert Rose Drive
Murfreesboro	Tennessee	37129
(Address of principal executive offices)		(Zip Code)

(615)	890-9100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	NHI	New York Stock Exchange

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

There were 43,960,521 shares of common stock outstanding of the registrant as of November 4, 2019.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets:
Real estate properties:
Land	$213,102	$202,196
Buildings and improvements	2,827,227	2,599,526
Construction in progress	19,954	16,643
	3,060,283	2,818,365
Less accumulated depreciation	(494,834)	(451,483)
Real estate properties, net	2,565,449	2,366,882
Mortgage and other notes receivable, net	315,316	246,111
Cash and cash equivalents	5,882	4,659
Straight-line rent receivable	82,634	105,620
Assets held for sale, net	18,420	—
Other assets	31,659	27,298
Total Assets	$3,019,360	$2,750,570

Liabilities and Stockholders’ Equity:
Debt	$1,449,360	$1,281,675
Accounts payable and accrued expenses	28,625	19,890
Dividends payable	46,154	42,700
Lease deposit liabilities	10,638	10,638
Deferred income	21,590	5,954
Total Liabilities	1,556,367	1,360,857

Commitments and Contingencies

National Health Investors, Inc. Stockholders' Equity:
Common stock, $.01 par value; 60,000,000 shares authorized;
43,956,238 and 42,700,411 shares issued and outstanding	440	427
Capital in excess of par value	1,467,289	1,369,919
Cumulative net income in (excess) deficit of dividends	(554)	18,068
Accumulated other comprehensive (loss) income	(4,809)	1,299
Total National Health Investors, Inc. Stockholders' Equity	1,462,366	1,389,713
Noncontrolling interest	627	—
Total Equity	1,462,993	1,389,713
Total Liabilities and Stockholders’ Equity	$3,019,360	$2,750,570

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements. The Condensed Consolidated Balance Sheet at December 31, 2018 was derived from the audited consolidated financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Revenues:
Rental income	$75,247	$71,688	$218,777	$210,809
Interest income and other	6,435	3,227	17,109	9,807
	81,682	74,915	235,886	220,616
Expenses:
Depreciation	19,695	18,153	57,206	53,282
Interest	14,661	12,374	41,925	36,207
Legal	40	371	409	705
Franchise, excise and other taxes	121	245	1,441	857
General and administrative	2,802	2,793	9,787	9,727
Property taxes and insurance on leased properties	1,608	—	4,205	—
Loan and realty losses	—	—	2,500	1,849
	38,927	33,936	117,473	102,627

Income before loss on convertible note retirement	42,755	40,979	118,413	117,989
Loss on convertible note retirement	—	—	—	(738)
Net income	42,755	40,979	118,413	117,251
Less: net loss attributable to noncontrolling interest	3	—	4	—
Net income attributable to common stockholders	$42,758	$40,979	$118,417	$117,251

Weighted average common shares outstanding:
Basic	43,505,332	42,187,077	43,187,847	41,808,017
Diluted	43,861,089	42,434,499	43,494,714	41,932,736

Earnings per common share:
Net income attributable to common stockholders - basic	$.98	$.97	$2.74	$2.80
Net income attributable to common stockholders - diluted	$.97	$.97	$2.72	$2.80

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)

Net income	$42,755	$40,979	$118,413	$117,251
Other comprehensive (loss) income:
Decrease (increase) in fair value of cash flow hedges	(960)	401	(5,077)	2,774
Reclassification for amounts recognized as interest expense	(390)	(27)	(1,031)	326
Total other comprehensive (loss) income	(1,350)	374	(6,108)	3,100
Comprehensive income	41,405	41,353	112,305	120,351
Less: comprehensive loss attributable to noncontrolling interest	3	—	4	—
Comprehensive income attributable to common stockholders	$41,408	$41,353	$112,309	$120,351

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2019	2018
	(unaudited)
Cash flows from operating activities:
Net income	$118,413	$117,251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	57,206	53,282
Amortization of debt issuance costs, debt discounts and prepaids	3,664	3,229
Amortization of commitment fees and note receivable discounts	(365)	(625)
Amortization of lease incentives	607	240
Straight-line rent income	(16,255)	(17,516)
Non-cash interest income on construction loans	(1,509)	(1,257)
Loss on convertible note retirement	—	738
Loan and realty losses	2,500	1,849
Payment of lease incentives	(3,100)	(3,000)
Non-cash stock-based compensation	2,955	2,131
Changes in operating assets and liabilities:
Other assets	2,059	(3,350)
Accounts payable and accrued expenses	1,757	4,030
Deferred income	16,877	(690)
Net cash provided by operating activities	184,809	156,312

Cash flows from investing activities:
Investments in mortgage and other notes receivable	(83,946)	(16,144)
Collections of mortgage and other notes receivable	2,566	3,640
Investments in real estate	(209,227)	(129,558)
Investments in renovations of existing real estate	(14,295)	(7,412)
Net cash used in investing activities	(304,902)	(149,474)

Cash flows from financing activities:
Proceeds from revolving credit facility	332,000	211,000
Payments on revolving credit facility	(166,000)	(409,000)
Borrowings on term loan	—	300,000
Payments on term loans	(886)	(854)
Debt issuance costs	(126)	(2,113)
Proceeds from noncontrolling interest, net	631	—
Taxes remitted on employee stock awards	(1,374)	(730)
Proceeds from issuance of common shares, net	95,802	47,893
Convertible note redemption	—	(29,985)
Dividends paid to stockholders	(133,585)	(123,160)
Net cash provided by (used in) financing activities	126,462	(6,949)

Increase (decrease) in cash and cash equivalents and restricted cash	6,369	(111)
Cash and cash equivalents and restricted cash, beginning of period	9,912	8,075
Cash and cash equivalents and restricted cash, end of period	$16,281	$7,964

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Nine Months Ended
	September 30,
	2019	2018
	(unaudited)
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$39,355	$32,680
Supplemental disclosure of non-cash investing and financing activities:
Change in accounts payable related to investments in real estate construction	$(1,981)	$568
Change in accounts payable related to investments in real estate acquisition	$1,178	$—
Change in straight-line rent receivable related to investments in real estate	$38,000	$—
Change in mortgage notes receivable related to investments in real estate	$14,035	$—
Change in other assets related to investments in real estate	$176	$—
Tenant investment in leased asset	$—	$3,775

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Cumulative Net Income in (Excess) of Dividends	Accumulated Other Comprehensive Income (Loss)	Total National Health Investors Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balances at December 31, 2018	42,700,411	$427	$1,369,919	$18,068	$1,299	$1,389,713	$—	$1,389,713
Noncontrolling interest conveyed in acquisition	—	—	—	—	—	—	642	642
Total comprehensive income	—	—	—	75,659	(4,758)	70,901	(1)	70,900
Issuance of common stock, net	618,654	6	47,848	—	—	47,854	—	47,854
Taxes paid on employee stock awards	—	—	(1,016)	—	—	(1,016)	—	(1,016)
Shares issued on stock options exercised	37,953	1	(1)	—	—	—	—	—
Stock-based compensation	—	—	2,478	—	—	2,478	—	2,478
Dividends declared, $2.10 per common share	—	—	—	(90,885)	—	(90,885)	—	(90,885)
Activity for the six months ended June 30, 2019	656,607	7	49,309	(15,226)	(4,758)	29,332	641	29,973
Noncontrolling interest distribution	—	—	—	—	—	—	(11)	(11)
Total comprehensive income	—	—	—	42,758	(1,350)	41,408	(3)	41,405
Issuance of common stock, net	590,868	6	47,942	—	—	47,948	—	47,948
Taxes paid on employee stock awards	—	—	(358)	—	—	(358)	—	(358)
Shares issued on stock options exercised	8,352	—	—	—	—	—	—	—
Stock-based compensation	—	—	477	—	—	477	—	477
Dividends declared, $1.05 per common share	—	—	—	(46,154)	—	(46,154)	—	(46,154)
Activity for the three months ended September 30, 2019	599,220	6	48,061	(3,396)	(1,350)	43,321	(14)	43,307
Balances at September 30, 2019	43,956,238	$440	$1,467,289	$(554)	$(4,809)	$1,462,366	$627	$1,462,993

	Common Stock		Capital in Excess of Par Value	Cumulative Net Income in Excess of Dividends	Accumulated Other Comprehensive Income (Loss)	Total National Health Investors Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balances at December 31, 2017	41,532,154	$415	$1,289,919	$32,605	$(822)	$1,322,117	$—	$1,322,117
Cumulative effect of change in accounting principle	—	—	—	(235)	235	—	—	—
Total comprehensive income	—	—	—	76,272	2,726	78,998	—	78,998
Equity component in redemption of convertible notes	—	—	(2,427)	—	—	(2,427)	—	(2,427)
Issuance of common stock, net	628,403	7	44,913	—	—	44,920	—	44,920
Taxes remitted on employee stock awards	—	—	(325)	—	—	(325)	—	(325)
Shares issued on stock options exercised	11,309	—	—	—	—	—	—	—
Non-cash stock-based compensation	—	—	1,794	—	—	1,794	—	1,794
Dividends declared, $2.00 per common share	—	—	—	(83,703)	—	(83,703)	—	(83,703)
Activity for the six months ended June 30, 2018	639,712	7	43,955	(7,666)	2,961	39,257	—	39,257
Total comprehensive income	—	—	—	40,979	374	41,353	—	41,353
Issuance of common stock, net	39,669	—	2,973	—	—	2,973	—	2,973
Taxes remitted on employee stock awards	—	—	(405)	—	—	(405)	—	(405)
Shares issued on stock options exercised	19,316	—	—	—	—	—	—	—
Non-cash stock-based compensation	—	—	337	—	—	337	—	337
Dividends declared, $1.00 per common share	—	—	—	(42,232)	—	(42,232)	—	(42,232)
Activity for the three months ended September 30, 2018	58,985	—	2,905	(1,253)	374	2,026	—	2,026
Balances at September 30, 2018	42,230,851	$422	$1,336,779	$23,686	$2,513	$1,363,400	$—	$1,363,400

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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

At September 30, 2019, we held interests in seven unconsolidated VIEs, and, because we generally lack either directly or through related parties any material input in the activities that most significantly impact their economic performance, we have concluded that NHI is not the primary beneficiary. Accordingly, we account for our transactions with these entities and their subsidiaries at either amortized cost or net realizable value for straight-line receivables.

Our VIEs are summarized below by date of initial involvement. For further discussion of the nature of the relationships, including the sources of our exposure to these VIEs, see the notes to our condensed consolidated financial statements cross-referenced below.

Date	Name	Source of Exposure	Carrying Amount	Maximum Exposure to Loss	Note Reference
2012	Bickford Senior Living	Various[1]	$60,133,000	$69,665,000	Notes 2, 3
2014	Senior Living Communities	Notes and straight-line receivable	$83,814,000	$94,059,000	Notes 2, 3
2015	Timber Ridge, LCS affiliate	Notes receivable	$59,156,000	$59,808,000	Note 3
2016	Senior Living Management	Notes and straight-line receivable	$26,796,000	$26,796,000	Note 3
2017	Evolve Senior Living	Note receivable	$9,943,000	$9,943,000	—
2018	Sagewood, LCS affiliate	Notes receivable	$107,890,000	$178,498,000	Note 3
2019	41 Management, LLC	Notes receivable	$3,223,000	$10,800,000	Note 3

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

The following table sets forth our cash, cash equivalents and restricted cash reported within the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	September 30, 2019	September 30, 2018
Cash and cash equivalents	$5,882	$2,638
Restricted cash (included in Other assets)	10,399	5,326
	$16,281	$7,964

Leases - Operating leases entered into during 2019 are accounted for under the guidance of ASC Topic 842, Leases. Our leases generally have an initial leasehold term of 10 to 15 years followed by one or more 5-year tenant renewal options. The leases are “triple net leases” under which the tenant is responsible for the payment of all taxes, utilities, insurance premiums, repairs and other charges relating to the operation of the properties, including required levels of capital expenditures each year. The tenant is obligated at its expense to keep all improvements, fixtures and other components of the properties covered by “all risk” insurance in an amount equal to at least the full replacement cost thereof, and to maintain specified minimal personal injury and property damage insurance, protecting us as well as the tenant. The leases also require the tenant to indemnify and hold us harmless from all claims resulting from the use, occupancy and related activities of each property by the tenant, and to indemnify us against all costs related to any release, discovery, clean-up and removal of hazardous substances or materials, or other environmental responsibility with respect to each facility. These provisions, along with a growing senior demographic and the historical propensity for real estate to hold its value, collectively constitute much of the means by which the risk associated with the residual value of our properties is mitigated. While we do not incorporate residual value guarantees, the above lease provisions and considerations inform our expectation of realizable value from our properties upon the expiration of their lease terms. The residual value of our real estate under lease is still subject to various market, asset, and tenant-specific risks and characteristics. As the classification of our leases is dependent on the fair value of estimated cash flows at lease commencement, management’s projected residual values represent significant assumptions in our accounting for operating leases. Similarly, the exercise of options is also subject to these same risks, making a tenant’s lease term another significant variable in a lease’s cash flows.

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

NOTE 2. REAL ESTATE

As of September 30, 2019, we owned 222 health care real estate properties located in 34 states and consisting of 145 senior housing communities (“SHO”), 72 skilled nursing facilities, 3 hospitals and 2 medical office buildings. Our senior housing communities include assisted living facilities, senior living campuses, independent living facilities, and entrance-fee communities. These investments (excluding our corporate office of $2,508,000) consisted of properties with an original cost of approximately $3,057,775,000 rented under triple-net leases to 31 lessees.

During the nine months ended September 30, 2019, we made the following real estate investments and related commitments as described below ($ in thousands):

Operator	Date	Properties	Asset Class	Amount
Wingate Healthcare	January 2019	1	SHO	$52,200
Holiday Retirement	January 2019	1	SHO	38,000
Comfort Care Senior Living	April 2019	1	SHO	10,800
Comfort Care Senior Living	May 2019	1	SHO	13,500
Discovery Senior Living (PropCo Joint Venture)	May 2019	6	SHO	127,917
Capella Living Solutions	July 2019	1	SHO	7,600
Bickford Senior Living	September 2019	1	SHO	15,100
				$265,117

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

Discovery

On May 31, 2019, we invested $25,028,000 in cash for a 97.5% equity interest in a consolidated subsidiary ("Discovery PropCo"), which simultaneously acquired from a third party six senior housing facilities comprising 145 independent-living units, 356 assisted-living units and 95 memory-care units, for a total of 596 units. Discovery Senior Housing Investor XXIV, LLC, (“Discovery”) contributed $631,000 for its non-controlling 2.5% equity interest. We invested an additional $102,258,000 as a preferred equity contribution, for a total NHI investment of $127,286,000. The additional equity contribution of $102,258,000 carries a preference in liquidation as well as in the distribution of operating cash flow. After the completion of all transaction accounting during the quarter ended September 30, 2019, minor adjustments were made to reconcile the partnership equity interests. Total cash of $127,917,000 invested in Discovery PropCo included approximately $1,067,000 in closing costs.

The facilities were leased by Discovery PropCo to Discovery for a term of ten years with two renewal periods of five years each at an initial lease rate of 6.5% with fixed annual escalators through the fifth year of the initial lease term followed by CPI-based escalators, subject to floor and ceiling, thereafter. Discovery is eligible, beginning in 2023, for up to $4,000,000 of lease inducement payments upon meeting specified performance metrics. Inducement payments funded under the agreement will be added to the lease base. Additionally, PropCo has committed to Discovery for funding up to $2,000,000 toward the purchase of condominium units located at one of the facilities. The total purchase price for the properties acquired, as discussed above, was allocated to the tangible assets based upon their relative fair values consisting of $6,301,000 to the land and $121,616,000 to the buildings and improvements. We accounted for the transaction as an asset purchase.

As the managing member, NHI manages Discovery Propco, subject to certain consent rights of Discovery for significant business decisions. Because of our control of Discovery PropCo, we include its assets, liabilities, noncontrolling interest and operations in our condensed consolidated financial statements.

Cappella Living Solutions

On July 23, 2019, we acquired a 51-unit assisted living facility in Pueblo, Colorado for $7,600,000 including $100,000 of closing costs. We leased the facility to Christian Living Services, Inc., d/b/a Cappella Living Solutions, for a term of 15 years at an initial lease rate of 7.25%, with CPI escalators subject to a floor and ceiling. We accounted for this transaction as an asset purchase.

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

On January 31, 2019, we acquired a senior housing facility in Vero Beach, Florida from Holiday consisting of 157 independent living and 71 assisted living units in exchange for $38,000,000 toward the $55,125,000 receivable arising from the lease amendment, discussed above. The property was added to the master lease at a 6.71% lease rate. Under the restructured master lease, annual lease escalators ranging from 2% to 3%, based on portfolio revenue growth, will go into effect on November 1, 2020. Holiday settled the remaining commitment to NHI with a cash payment of $17,125,000 at closing. Acquisition of the property and collection of residual cash flowed through our accounts as adjustments to lease receivables and resulted in the change of our straight-line receivable from Holiday at the beginning of the year into a straight-line payable, which is included in the accompanying Condensed Consolidated Balance Sheets as “deferred income” at September 30, 2019.

As of September 30, 2019, we leased 26 independent living facilities to Holiday. Of our total revenues, $10,176,000 (12%) and $10,954,000 (15%) were derived from Holiday for the three months ended September 30, 2019 and 2018, including $1,664,000 and $1,530,000 in straight-line rent income, respectively. Of our total revenues, $30,283,000 (13%) and $32,863,000 (15%) were derived from Holiday for the nine months ended September 30, 2019 and 2018, including $4,958,000 and $4,591,000 in straight-line rent income, respectively. Our tenant operates the facilities pursuant to a management agreement with a Holiday-affiliated manager.

Bickford

As of September 30, 2019, our Bickford Senior Living (“Bickford”) lease portfolio consists of the following ($ in thousands):

	Lease Expiration
	June 2023	September 2024	September 2027	May 2031	April 2033	Total
Number of Properties	13	10	4	19	5	51
2019 Contractual Rent	$11,468	$9,542	$1,576	$12,203	$4,918	$39,707
2019 Straight Line Rent	358	670	195	1,695	860	3,778
	$11,826	$10,212	$1,771	$13,898	$5,778	$43,485

On September 1, 2019, NHI amended a master lease, which matures in May 2031 and covers 14 Bickford properties, to change the annual escalator from a fixed percentage to a CPI-based escalator with a floor of 2% and a ceiling of 3%.

On September 10, 2019, we acquired a 60-unit assisted living/memory care facility located in Gurnee, Illinois, from Bickford. The acquisition price was $15,100,000, including $100,000 in closing costs, and the cancellation of an outstanding construction note receivable of $14,035,000, including interest. The $965,000 difference was funded into an agreed-upon escrow. We leased the building for a term of twelve years at an initial lease rate of 8%, with CPI escalators subject to a floor and ceiling. We accounted for the transaction as an asset purchase.

Of our total revenues, $13,285,000 (16%) and $12,937,000 (17%) were recognized as rental income from Bickford for the three months ended September 30, 2019 and 2018, including $1,117,000 and $1,169,000 in straight-line rent income, respectively. Of our total revenues, $39,796,000 (17%) and $36,792,000 (17%) were recognized as rental income from Bickford for the nine months ended September 30, 2019 and 2018, including $3,812,000 and $3,541,000 in straight-line rent income, respectively.

Effective October 1, 2019, NHI and Bickford amended the master lease covering ten Bickford properties secured by HUD financing to reduce the annual rent by $466,000. Included in the amendment, NHI agreed to change the annual escalator from a fixed percentage to CPI-based subject to a floor and ceiling.

Senior Living Communities

As of September 30, 2019, we leased 10 retirement communities totaling 2,068 units to Senior Living Communities, LLC (“Senior Living”). The 15-year master lease, which began in December 2014, contains two renewal options of five years each and provides for an annual escalator of 3% effective January 1, 2019.

Of our total revenues, $11,924,000 (15%) and $11,469,000 (15%) in rental income were derived from Senior Living for the three months ended September 30, 2019 and 2018, including $1,404,000 and $1,359,000 in straight-line rent income, respectively. Of our total revenues, $35,001,000 (15%) and $34,374,000 (16%) in rental income were derived from Senior Living for the nine months ended September 30, 2019 and 2018, including $3,519,000 and $4,076,000 in straight-line rent income, respectively.

NHC

As of September 30, 2019, we leased 42 facilities under two master leases to National HealthCare Corporation (“NHC”), a publicly-held company. The facilities leased to NHC consist of three independent living facilities and 39 skilled nursing facilities (4 of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC). These facilities are leased to NHC under the terms of an amended master lease agreement originally dated October 17, 1991 (“the 1991 lease”) that includes our 35 legacy properties and a master lease agreement dated August 30, 2013 (“the 2013 lease”) that includes 7 skilled nursing facilities acquired in 2013.

The 1991 lease expiration is December 31, 2026. There are two additional renewal options of five years, each at fair rental value as negotiated between the parties. Under the terms of the 1991 lease, the base annual rental is $30,750,000 and rent escalates by 4% of the increase, if any, in each facility’s revenue over a 2007 base year. The 2013 lease provides for a base annual rental of $3,450,000 and has a lease expiration of August 2028. Under the terms of the 2013 lease, rent escalates 4% of the increase, if any, in each facility’s revenue over the 2014 base year. For both the 1991 lease and the 2013 lease, we refer to this additional rent component as “percentage rent.” During the last three years of the 2013 lease, NHC will have the option to purchase the facilities for $49,000,000.

The following table summarizes the percentage rent income from NHC (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Current year	$924	$853	$2,726	$2,558
Prior year final certification[1]	—	—	334	285
Total percentage rent income	$924	$853	$3,060	$2,843
1 For purposes of the percentage rent calculation described in the master lease agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

Of our total revenues, $9,461,000 (12%) and $9,389,000 (13%) in rental income were derived from NHC for the three months ended September 30, 2019 and 2018, respectively. Of our total revenues, $28,670,000 (12%) and $28,453,000 (13%) in rental income were derived from NHC for the nine months ended September 30, 2019 and 2018, respectively.

The chairman of our board of directors is also a director on NHC’s board of directors. As of September 30, 2019, NHC owned 1,630,462 shares of our common stock.

Other Portfolio Activity

Tenant Transitioning

41 Management

As part of a geographical realignment by Bickford, we transitioned four Minnesota properties on October 1, 2019, to 41 Management. The lease calls for first-year rent of $906,000 and a term of 15 years with two renewal options of five years each. Annual escalators are fixed at 2.5%. Bickford has agreed to fund a monthly lease termination fee through December 2020, totaling $734,000.

Other

As of September 30, 2019, we had completed the contractual transition of three lease portfolios to new tenants following a period of non-compliance by the former operators, background for which is provided in the audited financial statements included in our 2018 Annual Report on Form 10-K. The portfolios consist of three former SH-Regency Leasing, LLC (“Regency”) buildings, five former LaSalle Group (“LaSalle”) buildings and one facility formerly leased to Landmark Senior Living (“Landmark”). To expedite stabilization of the facilities, we committed to specified income-generating capital expenditures for the re-branding and refurbishment of certain of these properties. The new leases each specify initial periods during which rental income to NHI shall be based on net operating income (“NOI”), after deduction of management fees. Following the initial periods, each lease converts to a structured payment based on a fair-value calculation.

The former Regency buildings have been leased to three operators, Senior Living, Discovery, and Vitality MC TN, LLC (“Vitality”). Of our total revenues, $515,000 and $1,367,000 (2%) in rental income were derived from the three former Regency buildings for the three months ended September 30, 2019 and 2018, respectively. Of our total revenues, $660,000 and $4,100,000 (3%) in rental income were derived from the three former Regency buildings for the nine months ended September 30, 2019 and 2018, respectively.

Effective July 1, 2019 we transitioned an Indiana, independent living/assisted living facility to Discovery in conjunction with our other properties in transition. The triple-net lease matures in June 2024 with two renewal options of five years each. Rent is initially based on net operating income. Beginning in 2022, rent is to reset to the greater of $1,400,000 or fair value as provided by formula. For the duration of the lease, the rent, as reset, is subject to a 2.5% escalator. Concurrent with Discovery’s entrance into the lease, NHI provided a working capital loan for amounts up to $750,000 at an interest rate of 6.5% and a $900,000 capital improvement commitment to fund improvements to the facility. The loan extends during the term of the lease.

On April 16, 2019, Chancellor Health Care leased the five former LaSalle buildings. Our lease agreement with Chancellor provides for NHI to receive 100% of net operating cash flow generated by the facilities, after management fees, pending stabilization of the operations of the facility. During the first quarter of 2019, we also commenced litigation for the recovery of certain funds owed by LaSalle under the lease and against the principal executive, personally, under the guaranty agreement. Of our total revenues, $437,000 and $1,317,000 (2%) in rental income were derived from the five former LaSalle buildings for the three months ended September 30, 2019 and 2018, respectively. Of our total revenues, $725,000 and $3,950,000 (3%) in rental income were derived from the five former LaSalle buildings for the nine months ended September 30, 2019 and 2018, respectively.

At December 31, 2018, we had a single-property lease in Wisconsin with Landmark that was non-performing. In February 2019, we transitioned the lease to BAKA Enterprises, temporarily acting under a management agreement with Landmark. Under terms of the new lease, NHI receives 95% of net operating cash flow, after management fees, as generated by the facilities. Upon the establishment of an operational baseline, beginning in year two, the agreement calls for a rent reset to fair value. The agreement provides for a term of 8 years, with renewal options. Of our total revenues, $150,000 and $247,000 were derived from the former Landmark property for the three months ended September 30, 2019 and 2018, respectively. Of our total revenues, $925,000 (0%) and $1,041,000 (1%) were derived from the former Landmark property for the nine months ended September 30, 2019 and 2018, respectively, including $625,000 received during 2019 as a settlement payment.

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

Assets Held For Sale

In September 2019, we classified a portfolio of eight assisted living properties located in Arizona (4), Tennessee (3) and South Carolina (1) as held for sale, after the current tenant expressed an intention to exercise its purchase option on the properties. The purchase option provides for an even split of the excess of fair value over NHI's acquisition costs. Based on preliminary discussions, we expect the eventual selling price to exceed the portfolio’s current carrying value. Of our total revenues, $1,062,000 (1.3%) and $3,187,000 (1.4%) in rental income were derived from this eight property portfolio for the three and nine months ended September 30, 2019, respectively. We expect the transaction to be finalized during the first quarter of 2020.

We have identified two assisted living properties for disposal and have begun active marketing of the properties. The buildings are smaller than are typical of our portfolio and are no longer considered to be an appropriate investment for NHI. In January 2019 we ceased recording depreciation on the properties, and we booked an adjustment to lease revenues to write off the associated $124,000 in straight-line receivables. We recognized an impairment loss of $2,500,000 to write down the properties to their estimated net realizable value and have classified the assets as held for sale on the Condensed Consolidated Balance Sheet at September 30, 2019.

Purchase Options

Certain of our operators hold purchase options allowing them to acquire properties they currently lease from NHI. For options open or coming open in the near future, we are engaged in preliminary negotiations to continue as lessor or in some other capacity.

A summary of these tenant options, excluding properties classified as held for sale, is presented below ($ in thousands):

Asset	Number of	Lease	1st Option	Option	Contractual
Type	Properties	Expiration	Open Year	Basis	Rent
MOB	1	February 2025	Open	i	$306
HOSP	1	September 2027	2020	ii	$2,713
HOSP	1	March 2025	2020	iv	$1,957
SHO	2	May 2031	2021	iv	$5,063
HOSP	1	June 2022	2022	i	$3,502
SNF	7	August 2028	2025	iii	$3,671
SNF	1	September 2028	2028	iii	$463

Tenant purchase options generally give the lessee an option to purchase the underlying property for consideration determined by i) greater of fixed base price or fair market value; ii) a fixed base price plus a specified share in any appreciation; iii) fixed base price; or iv) a fixed capitalization rate on lease revenue.

Future Minimum Lease Payments

With the adoption of Accounting Standards Codification (“ASC”) Topic 842, Leases, as discussed in Note 10, our minimum lease payments are now determined under guidance different from that required as of December 31, 2018, when we were subject to ASC Topic 840 Leases. Presented in the following table are future minimum lease payments, as of September 30, 2019, to be received by us under our operating leases, as determined under ASC 842 (in thousands):

Twelve months ended September 30, 2019
2020	$270,629
2021	271,169
2022	274,491
2023	272,498
2024	264,457
Thereafter	1,608,080
$2,961,324

We assess the collectibility of our lease receivables, consisting primarily of straight-line rents receivable, based on several factors, including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, and current economic conditions. If our evaluation of these factors indicates it is not probable that we will be able to collect substantially all of the receivable, we de-recognize all rent receivable assets, including the straight-line rent receivable asset and record as a reduction in rental revenue.

Variable Lease Payments

Most of our existing leases contain annual escalators in rent payments. For financial statement purposes, rental income is recognized on a straight-line basis over the term of the lease where the lease contains fixed escalators. Some of our leases contain escalators that are determined annually based on a variable index or other factor that is indeterminable at the inception of the lease. The table below indicates the amount of lease revenue recognized during the three and nine months ended September 30, 2019 as a result of fixed and variable lease escalators (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Lease payments based on fixed escalators	$67,172	$64,884	$196,411	$190,267
Lease payments based on variable escalators	747	1,085	1,906	3,026
Straight-line rent income	5,720	5,719	16,255	17,516
Escrow funds received from tenants	1,608	—	4,205	—
Rental income	$75,247	$71,688	$218,777	$210,809

NOTE 3. MORTGAGE AND OTHER NOTES RECEIVABLE

At September 30, 2019, we had net investments in mortgage notes receivable with a carrying value of $269,718,000, secured by real estate and UCC liens on the personal property of 14 facilities, and other notes receivable with a carrying value of $45,598,000, guaranteed by significant parties to the notes or by cross-collateralization of properties with the same owner. All our notes receivable were on full accrual basis and no allowance for doubtful accounts was considered necessary at September 30, 2019 or December 31, 2018.

Discovery

On August 30, 2019, NHI extended a senior mortgage loan of $6,423,000 at 7% annual interest to affiliates of Discovery to acquire a senior housing facility in Indiana for which Discovery PropCo, will have the option to purchase at stabilization. The facility consists of 52 assisted living units and 22 memory care units.

41 Management

On June 14, 2019, we committed to providing first mortgage financing to 41 Management, LLC (d/b/a as Matthews Senior Living) for up to $10,800,000 to fund the construction of a 51-unit assisted living facility in Wisconsin. The loan carries an interest rate of 8.50% for its term of five years, subject to two renewals of one year each. The agreement includes a purchase option, which is to open upon stabilization of the facility. Additional security on the loan includes personal and corporate guarantees and the funding of a $2,400,000 working capital escrow. The total amount funded on the note was $3,324,000 as of September 30, 2019.

Our loan to 41 Management represents a variable interest. 41 Management is structured to limit liability for potential claims for damages, is capitalized to achieve that purpose and is considered a VIE within the definition set forth in Note 1. As discussed more fully in Note 1, we have concluded that we are not the primary beneficiary.

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

In connection with the acquisition in December 2014 of properties leased to Senior Living, we provided a $15,000,000 revolving line of credit, the maturity of which mirrors the 15-year term of the master lease. Borrowings are used to finance construction projects within the Senior Living portfolio, including building additional units. Up to $5,000,000 of the facility may be used to meet general working capital needs. Amounts outstanding under the facility, $4,755,000 at September 30, 2019, bear interest at an annual rate equal to the prevailing 10-year U.S. Treasury rate, 1.68% at September 30, 2019, plus 6%.

NHI has two mezzanine loans of up to $12,000,000 and $2,000,000, respectively, to affiliates of Senior Living, whose purpose was to partially fund construction of a 186-unit senior living campus on Daniel Island in South Carolina, which opened in April 2018. The loans bear interest payable monthly at a 10% annual rate and mature in March 2021. The loans were fully drawn at September 30, 2019, and provided NHI with a fixed capitalization rate purchase option on the development upon its meeting certain operational metrics. The option is to remain open during the term of the loans, plus any extensions.

Our loans to Senior Living and its subsidiaries represent a variable interest. Senior Living is structured to limit liability for potential claims for damages, is appropriately capitalized for that purpose and is considered a VIE. As discussed more fully in Note 1, we have concluded that we are not the primary beneficiary.

Bickford

At September 30, 2019, our construction loans to Bickford are summarized as follows:

Commencement	Rate	Maturity	Commitment	Drawn	Location
January 2017	9%	5 years	14,000,000	(14,000,000)	Michigan
January 2018	9%	5 years	14,000,000	(10,493,000)	Virginia
July 2018	9%	5 years	14,700,000	(8,675,000)	Michigan
			$42,700,000	$(33,168,000)

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

As discussed in Note 2, on September 10, 2019, we acquired the Illinois location constructed by Bickford for $15,100,000. In the exchange we cancelled Bickford’s outstanding debt, including interest, on the property of $14,035,000.

Our loans to Bickford represent a variable interest. Bickford is structured to limit liability for potential claims for damages, is capitalized to achieve that purpose and is considered a VIE within the definition set forth in Note 1. As discussed more fully in Note 1, we have concluded that we are not the primary beneficiary.

Life Care Services - Sagewood

On December 21, 2018, we entered into an agreement to lend LCS-Westminster Partnership IV LLP (“LCS-WP IV”), an affiliate of Life Care Services (“LCS”), the manager of the facility, up to $180,000,000. The loan agreement conveys a mortgage interest and will facilitate the construction of Phase II of Sagewood, a Type-A Continuing Care Retirement Community in Scottsdale, AZ. As an affiliate of a larger company, LCS-WP IV is structured to limit liability for potential damage claims, is capitalized to achieve that purpose and is considered a VIE within the definition set forth in Note 1. As discussed more fully in Note 1, we have concluded that we are not the primary beneficiary.

The loan takes the form of two notes under a master credit agreement. The senior note (“Note A”) totals $118,800,000 at a 7.25% interest rate with 10 basis-point annual escalators after three years and has a term of 10 years. We have funded $77,340,000 of Note A as of September 30, 2019. Note A is interest-only and is locked to prepayment until January 2021. After 2020, the prepayment penalty starts at 2% and declines to 1% in 2022. The second note (“Note B”) is a construction loan for up to $61,200,000 at an annual interest rate of 8.5% and carries a maturity of five years. The total amount funded on Note B was $32,052,000 as of September 30, 2019.

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

The loan took the form of two notes under a master credit agreement. The senior note (“Note A”) totals $60,000,000 at an initial rate of 6.75% (currently 6.95%) with 10 basis-point escalators after three years and has a term of 10 years. We have funded $59,349,000 of Note A as of September 30, 2019. Note A is interest-only and is locked to prepayment for three years. Beginning in February 2018, the prepayment penalty started at 5% and will decline 1% annually for five years. Note B was a construction loan for up to $94,500,000, with the remaining outstanding balance being fully repaid during the first quarter of 2018.

NHI has an option to purchase the entire Timber Ridge property for the greater of a mutually agreed-upon fair market value or $115,000,000 during an option window that opened in February 2019.

Senior Living Management

In August 2016, we entered into an agreement to furnish to our current tenant, Senior Living Management, Inc. (“SLM”), through its affiliates, loans of up to $24,500,000 to facilitate SLM’s acquisition of five senior housing facilities that it currently operates. The loans consist of two notes under a master credit agreement, include both a mortgage and a corporate loan, and bear interest at 8.25% with terms of five years, plus optional extensions of one year and two years. NHI has a right of first refusal if SLM elects to sell the facilities. The loans were fully funded as of September 30, 2019.

Our loans to SLM represent a variable interest. SLM is structured to limit liability for potential damage claims, is capitalized for that purpose and is considered a VIE. As discussed more fully in Note 1, we have concluded that we are not the primary beneficiary.

NOTE 4. OTHER ASSETS

Other assets consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Accounts receivable and other assets	$3,104	$6,381
Regulatory escrows	8,208	8,208
Unamortized lease incentive payments	9,948	7,456
Restricted cash	10,399	5,253
	$31,659	$27,298

Restricted cash consists of reserves for replacement, insurance and tax escrows required to be held on deposit in accordance with regulatory agreements governing our Fannie Mae and HUD mortgages.

NOTE 5. DEBT

Debt consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Revolving credit facility - unsecured	$250,000	$84,000
Bank term loans - unsecured	550,000	550,000
Private placement term loans - unsecured	400,000	400,000
HUD mortgage loans (net of discount of $1,258 and $1,320)	42,333	42,906
Fannie Mae term loans - secured, non-recourse	95,793	96,044
Convertible senior notes - unsecured (net of discount of $807 and $1,391)	119,193	118,609
Unamortized loan costs	(7,959)	(9,884)
	$1,449,360	$1,281,675

Aggregate principal maturities of debt as of September 30, 2019, and for each of the next five years and thereafter are as follows (in thousands):

2020	$1,219
2021	121,267
2022	501,315
2023	426,366
2024	51,416
Thereafter	357,801
1,459,384
Less: discount	(2,065)
Less: unamortized loan costs	(7,959)
$1,449,360

Revolving credit facility and bank term loans - unsecured

Our unsecured bank credit facility consists of $250,000,000 and $300,000,000 term loans and a $550,000,000 revolving credit facility. The $250,000,000 term loan and $550,000,000 revolving facility mature in August 2022, and the $300,000,000 term loan matures in September 2023. On March 22, 2019 and June 28, 2019, we entered into swap agreements to fix the interest rates on $340,000,000 of term loans and $60,000,000 of our revolving credit facility through December 2021, when LIBOR is scheduled for discontinuation.

The revolving facility fee is currently 20 basis points per annum, and based on our current leverage ratios, the facility presently provides for floating interest on the revolver and the term loans at 30-day LIBOR plus 120 bps and a blended 132 bps, respectively. At September 30, 2019 and December 31, 2018, 30-day LIBOR was 202 and 250 bps, respectively. Within the facility, the employment of interest rate swaps for a portion of our fixed term debt leaves only $190,000,000 of our revolving credit facility exposed to interest rate risk through June 2020, when our $80,000,000 and $130,000,000 swaps expire. Our swaps and the financial instruments to which they relate are described in the table below, under the caption “Interest Rate Swap Agreements.”

At September 30, 2019, we had $300,000,000 available to draw on the revolving portion of our credit facility, subject to usual and customary covenants. Among other stipulations, the unsecured credit facility agreement requires that we maintain certain financial ratios within limits set by our creditors. At September 30, 2019, we were in compliance with these ratios.

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
$400,000

Except for specific debt-coverage ratios, covenants pertaining to the private placement term loans are generally conformed with those governing our credit facility. As discussed more fully at Note 11, we have elected to issue public credit ratings from Fitch Ratings and S&P Global Ratings. Our unsecured private placement term loan agreements include a rate increase provision that is effective if any rating agency lowers our credit rating on our senior unsecured debt below investment grade and our compliance leverage increases to 50% or more.

HUD mortgage loans

Our HUD mortgage loans are secured by ten properties leased to Bickford and having a net book value of $49,577,000 at September 30, 2019. Nine mortgage notes require monthly payments of principal and interest from 4.3% to 4.4% (inclusive of mortgage insurance premium) and mature in August and October 2049. One additional HUD mortgage loan assumed in 2014, at a discount, requires monthly payments of principal and interest of 2.9% (inclusive of mortgage insurance premium) and matures in October 2047. The loan has an outstanding principal balance of $8,546,000 and a carrying value of $7,288,000, which approximates fair value.

Fannie Mae term loans - secured, non-recourse

In March 2015 we obtained $78,084,000 in Fannie Mae financing. The term debt financing consists of interest-only payments at an annual rate of 3.79% and a 10-year maturity. The mortgages are non-recourse and secured by thirteen properties leased to Bickford. In a December 2017 acquisition, we assumed additional Fannie Mae debt that amortizes through 2025 when a balloon payment will be due, is subject to prepayment penalties until 2024, bears interest at a nominal rate of 4.60%, and has remaining balance of $17,709,000 at September 30, 2019. All together, these notes are secured by facilities having a net book value of $135,267,000 at September 30, 2019.

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

As of September 30, 2019, our senior unsecured convertible notes were convertible at a rate of 14.57 shares of common stock per $1,000 principal amount, representing a conversion price of approximately $68.63 per share for a total of 1,748,616 shares on the remaining $120,000,000 of senior unsecured convertible notes. For the three months ended September 30, 2019, dilution resulting from the conversion option within our convertible debt is 275,824 shares. If NHI’s current share price increases above the adjusted $68.63 conversion price, further dilution will be attributable to the conversion feature. On September 30, 2019, the value of the convertible debt, computed as if the debt were immediately eligible for conversion, exceeded its face amount by $24,068,000.

Interest Rate Swap Agreements

Our existing interest rate swap agreements will collectively continue through December 2021 to hedge against fluctuations in variable interest rates applicable to $610,000,000 ($400,000,000 after June 2020) of our bank loans. During the next year, approximately $2,217,000 of gains, which are included in accumulated other comprehensive income (loss), are projected to be reclassified into earnings.

As of September 30, 2019, we employ the following interest rate swap contracts to mitigate our interest rate risk on our bank term and revolver loans described above (dollars in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value (Liability)
June 2013	June 2020	3.46%	1-month LIBOR	$80,000,000	$(238)
March 2014	June 2020	3.51%	1-month LIBOR	$130,000,000	$(431)
March 2019	December 2021	3.51%	1-month LIBOR	$100,000,000	$(1,691)
March 2019	December 2021	3.52%	1-month LIBOR	$100,000,000	$(1,720)
June 2019	December 2021	2.89%	1-month LIBOR	$150,000,000	$(538)
June 2019	December 2021	2.93%	1-month LIBOR	$50,000,000	$(193)

If the fair value of the hedge is an asset, we include it in our Condensed Consolidated Balance Sheets among other assets, and, if a liability, as a component of accounts payable and accrued expenses. See Note 9 for fair value disclosures about our interest rate swap agreements. Net asset (liability) balances for our hedges included as components of consolidated other comprehensive income on September 30, 2019 and December 31, 2018 were $(4,810,000) and $1,297,000, respectively.

The following table summarizes interest expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest expense on debt at contractual rates	$14,308	$11,637	$40,736	$33,579
Losses reclassified from accumulated other
comprehensive income (loss) into interest expense	(390)	(27)	(1,031)	326
Capitalized interest	(161)	(50)	(476)	(123)
Amortization of debt issuance costs and debt discount	904	814	2,696	2,425
Total interest expense	$14,661	$12,374	$41,925	$36,207

NOTE 6. COMMITMENTS AND CONTINGENCIES

In the normal course of business, we enter into a variety of commitments, typically consisting of funding of revolving credit arrangements, construction and mezzanine loans to our operators to conduct expansions and acquisitions for their own account, and commitments for the funding of construction for expansion or renovation to our existing properties under lease. In our leasing operations, we offer to our tenants and to sellers of newly-acquired properties a variety of inducements which originate contractually as contingencies but which may become commitments upon the satisfaction of the contingent event. Contingent payments earned will be included in the respective lease bases when funded. The tables below summarize our existing, known commitments and contingencies as of September 30, 2019 according to the nature of their impact on our leasehold or loan portfolios.

	Asset Class	Type	Total	Funded	Remaining
Loan Commitments:
LCS Sagewood Note A	SHO	Construction	$118,800,000	$(77,340,000)	$41,460,000
LCS Sagewood Note B	SHO	Construction	61,200,000	(32,052,000)	29,148,000
LCS Timber Ridge Note A	SHO	Construction	60,000,000	(59,349,000)	651,000
Bickford Senior Living	SHO	Construction	42,700,000	(33,168,000)	9,532,000
Senior Living Communities	SHO	Revolving Credit	15,000,000	(4,755,000)	10,245,000
41 Management	SHO	Construction	10,800,000	(3,324,000)	7,476,000
Discovery Senior Living	SHO	Working Capital	750,000	—	750,000
			$309,250,000	$(209,988,000)	$99,262,000

See Note 3 to our condensed consolidated financial statements for full details of our loan commitments. As provided above, loans funded do not include the effects of discounts or commitment fees.

	Asset Class	Type	Total	Funded	Remaining
Development Commitments:
Ignite Medical Resorts	SNF	Construction	$25,350,000	$(13,255,000)	$12,095,000
Woodland Village	SHO	Renovation	7,450,000	(7,374,000)	76,000
Senior Living Communities	SHO	Renovation	6,830,000	(6,004,000)	826,000
Senior Living Communities	SHO	Renovation	3,100,000	(2,000,000)	1,100,000
Wingate Healthcare	SHO	Renovation	1,900,000	(212,000)	1,688,000
Discovery Senior Living	SHO	Renovation	1,400,000	—	1,400,000
Navion Senior Solutions	SHO	Construction	650,000	—	650,000
			$46,680,000	$(28,845,000)	$17,835,000

In addition to the commitments listed above, Discovery PropCo has committed to Discovery for funding up to $2,000,000 toward the purchase of condominium units located at one of the facilities.

	Asset Class	Type	Total	Funded	Remaining
Contingencies:
Bickford Senior Living	SHO	Lease Inducement	$10,000,000	$(10,000,000)	$—
Bickford Senior Living	SHO	Incentive Loan Draws	6,000,000	—	6,000,000
Comfort Care Senior Living	SHO	Lease Inducement	6,000,000	—	6,000,000
Wingate Healthcare	SHO	Lease Inducement	5,000,000	—	5,000,000
Navion Senior Solutions	SHO	Lease Inducement	4,850,000	(500,000)	4,350,000
Discovery Senior Living	SHO	Lease Inducement	4,000,000	—	4,000,000
Ignite Medical Resorts	SNF	Lease Inducement	2,000,000	—	2,000,000
			$37,850,000	$(10,500,000)	$27,350,000

Contingent lease inducement payments of $10,000,000 related primarily to the five Bickford development properties constructed in 2016 and 2017 which included a licensure incentive of $250,000 per property and a three-tiered operator incentive schedule paying up to an additional $1,750,000, based on the attainment of certain performance metrics. Upon funding, these payments were added to the lease base and are being amortized against rental income. On exercise of our purchase options for additional Bickford development properties, under the 2016 agreement governing the unwind of our joint venture with Bickford, unfunded loan incentives convert to lease inducements on a dollar-for-dollar basis.

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

LaSalle defaulted on its rent payment in November 2018. We transitioned the properties to a new operator and on April 16, 2019, we placed the five buildings with a new tenant under similar arrangements to those in place over the former Regency buildings, with NHI to receive operating cash flow, after management fees, generated by the facilities pending stabilization. We also commenced litigation for the recovery of certain funds owed under the lease and against the principal executive, Mitch Warren personally, under a guaranty agreement. In the meantime, Autumn Leaves, the manager, has declared bankruptcy under Chapter 11. The litigation is ongoing.

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

In May 2012, our stockholders approved the 2012 Stock Incentive Plan (“the 2012 Plan”) pursuant to which 1,500,000 shares of our common stock were made available to grant as stock-based payments to employees, officers, directors or consultants. Through a vote of our shareholders on May 7, 2015, we increased the maximum number of shares under the plan from 1,500,000 shares to 3,000,000 shares; increased the automatic annual grant to non-employee directors from 15,000 shares to 20,000 shares; and limited the Company’s ability to re-issue shares under the Plan. Through a second amendment approved on May 4, 2018, our shareholders voted to increase the maximum number of shares under the plan to 3,500,000 and to increase the automatic annual grant to non-employee directors to 25,000. The individual restricted stock and option grant awards may vest over periods up to five years. The term of the options under the 2012 Plan is up to ten years from the date of grant. As of September 30, 2019, there were 319,669 shares available for future grants under the 2012 Plan.

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

Compensation expense is only recognized for the awards that ultimately vest. Accordingly, pre-vesting forfeitures that were not expected will result in the reversal of previously recorded compensation expense. Non-cash compensation expense reported for the three months ended September 30, 2019 and 2018 was $477,000 and $337,000, respectively and is included in general and administrative expense in the Condensed Consolidated Statements of Income. Non-cash compensation expense reported for the nine months ended September 30, 2019 and 2018 was $2,955,000 and $2,131,000, respectively and is included in general and administrative expense in the Condensed Consolidated Statements of Income.

At September 30, 2019, we had, net of expected forfeitures, $1,345,000 of unrecognized compensation cost related to unvested stock options which is expected to be expensed over the following periods: 2019 - $477,000, 2020 - $776,000 and 2021 - $92,000.

The weighted average fair value per share of options granted during the nine months ended September 30, 2019 and 2018 was $6.17 and $4.49, respectively. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2019	2018
Dividend yield	5.5%	6.5%
Expected volatility	18.6%	19.4%
Expected lives	2.9 years	2.9 years
Risk-free interest rate	2.50%	2.39%

The following table summarizes our outstanding stock options:

	Nine Months Ended
	September 30,
	2019	2018
Options outstanding January 1,	920,346	859,182
Options granted under 2012 Plan	602,000	560,000
Options exercised under 2012 Plan	(431,993)	(241,669)
Options forfeited under 2012 Plan	—	(30,001)
Options exercised under 2005 Plan	—	(6,668)
Options outstanding, September 30,	1,090,353	1,140,844

Exercisable at September 30,	599,834	697,490

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

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per common share (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income attributable to common stockholders	$42,758	$40,979	$118,417	$117,251

BASIC:
Weighted average common shares outstanding	43,505,332	42,187,077	43,187,847	41,808,017

DILUTED:
Weighted average common shares outstanding	43,505,332	42,187,077	43,187,847	41,808,017
Stock options	79,933	98,269	73,924	66,917
Convertible subordinated debentures	275,824	149,153	232,943	57,802
Weighted average dilutive common shares outstanding	43,861,089	42,434,499	43,494,714	41,932,736

Net income attributable to common stockholders - basic	$.98	$.97	$2.74	$2.80
Net income attributable to common stockholders - diluted	$.97	$.97	$2.72	$2.80

Incremental anti-dilutive shares excluded:
Net share effect of stock options with an exercise price in excess of the average market price for our common shares	7,858	615	11,200	31,616

Regular dividends declared per common share	$1.05	$1.00	$3.15	$3.00

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

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurement
	Balance Sheet Classification	September 30, 2019	December 31, 2018
Level 2
Interest rate swap asset	Other assets	$—	$1,297
Interest rate swap liability	Accounts payable and accrued expenses	$4,810	$—

Carrying amounts and fair values of financial instruments that are not carried at fair value at September 30, 2019 and December 31, 2018 in the Condensed Consolidated Balance Sheets are as follows (in thousands):

	Carrying Amount		Fair Value Measurement
	2019	2018	2019	2018
Level 2
Variable rate debt	$795,276	$628,010	$800,000	$634,000
Fixed rate debt	$654,084	$653,665	$674,713	$644,745

Level 3
Mortgage and other notes receivable	$315,316	$246,111	$324,156	$244,206

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

Carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The fair value of our borrowings under our revolving credit facility and other variable rate debt are reasonably estimated at their notional amounts at September 30, 2019 and December 31, 2018, due to the predominance of floating interest rates, which generally reflect market conditions.

NOTE 10. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016 the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases, which has been codified under ASC Topic 842. In July and December 2018 the FASB updated the pending Topic 842 with ASU 2018-11, Leases - Targeted Improvements, and ASU 2018-20, Narrow-Scope Improvements for Lessors, respectively. ASU 2018-11 provides a simplified transition method under which we applied the new leases standard as of the adoption date and recognized a cumulative-effect adjustment, as appropriate, to the opening balance of retained earnings in the period of adoption. Consequently, our reporting for the comparative prior periods presented in the financial statements in which we adopted the new leases standard will continue to be in accordance with prior GAAP (Topic 840, Leases).

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

The Narrow-Scope Improvements for Lessors under ASU 2018-20 requires NHI to exclude from variable payments, and therefore revenue, our costs paid by our tenants directly to third parties. Some of our leases require property tax and insurance costs be covered by our tenants through escrow reimbursement. We serve as the administrative agent for these escrow transactions and ASU 2018-20 requires the associated revenue and expense to be included in our consolidated financial statements. We have included $1,608,000 and $4,205,000 of reimbursements within revenue and in expenses in our Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2019, respectively, under the captions “Rental income“ and “Property taxes and insurance on leased properties,” respectively.

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

In April 2018, we entered into a ground lease as lessee in connection with our acquisition of certain real estate assets. In accordance with transition elections allowed under Topic 842, discussed above, we have continued to account for the lease as an operating lease. Upon adoption of the standard, as lessee we recognized a right-of-use asset and a lease liability at the adoption date. No cumulative effect adjustment to retained earnings was required to effect a net balance sheet adjustment resulting in an additional operating lease liability and right-of-use asset approximating $1,176,000, as a result of our adoption of Topic 842, which were included in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2019 among “Accounts payable and accrued expenses” and “Real estate properties, net,” respectively.

Consistent with present standards, upon the adoption of Topic 842, NHI continues to account for lease revenue on a straight-line basis for most leases. Under Topic 842 only initial direct costs that are incremental to the lessor are capitalized, a standard consistent with NHI’s prior practice. Under provisions of ASU 2018-20, discussed above, we continue to exclude from variable payments lessor costs paid by our lessees directly to third parties, as consistent with our prior practice.

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

NOTE 11. SUBSEQUENT EVENTS

In November 2015, Fitch Ratings issued to us a private monitored credit rating of BBB- with a ‘Stable’ rating outlook. In December 2018 and again on October 31, 2019, Fitch Ratings affirmed their BBB- rating and ‘Stable’ rating outlook. NHI has elected to make this rating public and to that effect, on November 4, 2019, Fitch Ratings announced a public issuer credit rating of BBB- with an outlook of ‘Stable.’ On the same day, S&P Global Ratings announced our public issuer credit rating of BBB- with an outlook of ‘Stable.’ The ratings from both agencies were provided on NHI as an issuer as well as on our senior unsecured debt. Our unsecured bank credit facility discussed more fully at Note 5, includes an option to shift from a leverage-based LIBOR margin schedule to a ratings-based LIBOR margin schedule.

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

Portfolio

As of September 30, 2019, we had investments in real estate and mortgage and other notes receivable involving 236 facilities located in 34 states. These investments involve 155 senior housing properties, 76 skilled nursing facilities, 3 hospitals, 2 medical office buildings and other notes receivable. These investments (excluding our corporate office of $2,508,000) consisted of properties with an original cost of approximately $3,057,775,000, rented under triple-net leases to 31 lessees, and $315,316,000 aggregate net carrying value of mortgage and other notes receivable due from 11 borrowers.

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

The following tables summarize our investments in real estate and mortgage and other notes receivable as of and for the nine months ended September 30, 2019 (dollars in thousands):

	Properties	Beds/Sq. Ft.*		Revenue	%	Investment
Real Estate Properties
Senior Housing - Need-Driven
Assisted Living	89	4,892		$57,097	24.2%	$899,261
Senior Living Campus	14	1,976		14,801	6.3%	303,847
Total Senior Housing - Need-Driven	103	6,868		71,898	30.5%	1,203,108
Senior Housing - Discretionary
Independent Living	32	3,703		34,787	14.7%	599,271
Entrance-Fee Communities	10	2,306		38,385	16.3%	604,465
Total Senior Housing - Discretionary	42	6,009		73,172	31.0%	1,203,736
Total Senior Housing	145	12,877		145,070	61.5%	2,406,844
Medical Facilities
Skilled Nursing Facilities	72	9,433		59,721	25.3%	584,473
Hospitals	3	207		5,993	2.5%	55,971
Medical Office Buildings	2	88,517	*	500	0.2%	10,487
Total Medical Facilities	77			66,214	28.0%	650,931
Total Real Estate Properties	222			211,284	89.5%	$3,057,775
Held for Sale				3,288
Escrow Funds Received From Tenants				4,205
Total Rental Income				218,777

Mortgage and Other Notes Receivable
Senior Housing - Need-Driven	7	439		3,126	1.3%	$62,758
Senior Housing - Discretionary	3	1,105		9,363	4.0%	199,696
Medical Facilities	4	270		498	0.2%	7,264
Other Notes Receivable	—	—		3,159	1.3%	45,598
Total Mortgage and Other Notes Receivable	14	1,814		16,146	6.8%	$315,316
Income from notes paid off				863
Other Income				100
Total Revenue				$235,886

Portfolio Summary	Properties	Revenue	%	Investment
Real Estate Properties	222	$211,284	92.9%	$3,057,775
Mortgage and Other Notes Receivable	14	16,146	7.1%	315,316
Total Portfolio	236	$227,430	100.0%	$3,373,091

Portfolio by Operator Type
Public	66	$52,857	23.2%	$511,294
National Chain (Privately-Owned)	29	39,076	17.2%	701,598
Regional	135	132,185	58.1%	2,083,511
Small	6	3,312	1.5%	76,688
Total Portfolio	236	$227,430	100.0%	$3,373,091

For the nine months ended September 30, 2019, operators of facilities which provided more than 3% of our total revenues were (in alphabetical order): Bickford Senior Living; Chancellor Health Care; Discovery Senior Living; The Ensign Group; Health Services Management; Holiday Retirement; Life Care Services; National HealthCare Corporation; Senior Living Communities; and Senior Living Management.

As of September 30, 2019, our average effective annualized rental income was $8,429 per bed for skilled nursing facilities, $12,281 per unit for senior living campuses, $16,562 per unit for assisted living facilities, $12,689 per unit for independent living facilities, $22,216 per unit for entrance-fee communities, $38,604 per bed for hospitals, and $8 per square foot for medical office buildings.

Areas of Focus

We are evaluating and will likely make real estate and note investments during the remainder of 2019 while we continue to monitor and improve our existing properties. We seek tenants who will become mission-oriented partners in relationships where our business goals are aligned. This approach aims to fuel steady, and thus, enduring growth for those partners and for NHI. Within the context of our growth model, we rely on cost-effective access to debt and equity capital to finance acquisitions that will drive our earnings. There is significant competition for healthcare assets from other REITs, both public and private, and from private equity sources. Large-scale portfolios continue to command premium pricing, due to the continued abundance of private and foreign buyers seeking to invest in healthcare real estate. This combination of circumstances places a premium on our ability to execute acquisitions and negotiate leases which generate meaningful earnings growth for our shareholders. We emphasize growth with our existing tenants and borrowers as a way to insulate us from other competition.

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

Following three 25 basis-point increases in 2017, the Federal Open Market Committee of the Federal Reserve announced four further interest rate increases during 2018. On July 31, 2019, the Federal Reserve lowered its benchmark interest rate 25 bps and on September 19, 2019, lowered it an additional 25 bps. On October 30, 2019, the Federal Reserve lowered its benchmark interest rate another 25 bps and indicated a target range for the federal funds rate of 1.50% to 1.75% percent. The actual path the federal funds rate takes will depend on the changing economic outlook as informed by incoming data. Considering that the vote approving the rate cut was split with two committee members voting to maintain the target range, we do not see this as the beginning of a rate-cutting cycle. Previous changes in the federal funds rate have been a primary source of much volatility in REIT equity markets. As a result, there has been pressure on the spread between our cost of capital and the returns we earn. We expect that pressure to be partially mitigated by market forces that would tend to result in higher capitalization rates for healthcare assets and higher lease rates indicative of historical levels. Managing long-term risk involves trade-offs with the competing alternative goal of maximizing short-term profitability. Our intention is to strike an appropriate balance between these competing interests within the context of our investor profile. If interest rates rise, our share price may decline as investors adjust prices to reflect a dividend yield that is sufficiently in excess of a risk-free rate.

For the nine months ended September 30, 2019, approximately 26% of our revenue was derived from operators of our skilled nursing facilities that receive a significant portion of their revenue from governmental payors, primarily Medicare and Medicaid. Such revenues are subject annually to statutory and regulatory changes and in recent years have been reduced due to federal and state budgetary pressures. Over the past few years, we have selectively diversified our portfolio by directing a significant portion of our investments into properties which do not rely primarily on Medicare and Medicaid reimbursement, but rather on private pay sources (assisted living and memory care facilities, senior living campuses, independent living facilities and entrance-fee communities). We will occasionally acquire skilled nursing facilities in good physical condition with a proven operator and strong local market fundamentals, because diversification implies a periodic rebalancing, but our recent investment focus has been on acquiring need-driven and discretionary senior housing assets.

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

We calculate our fixed charge coverage ratio as approximately 5.3x for the nine months ended September 30, 2019 (see our discussion under the heading Adjusted EBITDA including a reconciliation to our net income). Giving effect to our acquisitions and financings on an annualized basis, our consolidated net debt to Annualized Adjusted EBITDA ratio is approximately 4.5x for the three months ended September 30, 2019 (in thousands):

Consolidated Total Debt	$1,449,360
Less: cash and cash equivalents	(5,882)
Consolidated Net Debt	$1,443,478

Adjusted EBITDA	$77,232
Annualizing Adjustment	231,696
Annualized impact of recent investments	10,189
	$319,117

Consolidated Net Debt to Annualized Adjusted EBITDA	4.5	x

According to the Administration on Aging (“AoA”) of the US Department of Health and Human Services, in 2017, the latest year for which data is available, 50.9 million people were age 65 or older in the United States (a 34% increase over the last ten years). Census estimates showed that, by 2040, those 65 or older are expected to constitute 21.6% of the population. The population aged 85 and above is projected to rise from 6.4 million in 2016 to 14.4 million in the US by 2040 (a 123% increase). The median value of homes owned by older homeowners age 75 and over was $175,000 (with a median purchase price of $65,000). In comparison, the median home value of all homeowners was $200,000. Of the 12.9 million households headed by persons age 75 and over in 2017, 76% were owners.

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

Major Tenants

As discussed in Note 2 to the consolidated financial statements, we have four lessees (including their affiliated entities, which are the legal tenants) from whom we individually derive at least 10% of our rental income as follows (dollars in thousands):

			Rental Income
		Investment	Nine Months Ended September 30,				Lease
	Asset Class	Amount	2019		2018		Renewal
Senior Living Communities	EFC	$573,003	$35,001	16%	$34,374	16%	2029
Holiday Retirement	ILF	531,378	30,283	14%	32,863	16%	2035
Bickford Senior Living	ALF	540,676	39,796	19%	36,792	18%	Various
National HealthCare Corporation	SNF	171,297	28,670	13%	28,453	13%	2026
All others	Various	1,241,421	80,822	38%	78,327	37%	Various
		$3,057,775	$214,572		$210,809

The table above, for the nine months ended September 30, 2019, excludes $4,205,000 of property tax and insurance costs covered by our tenants through escrow reimbursement. Straight-line rent of $4,958,000 and $4,591,000 was recognized from the Holiday lease for the nine months ended September 30, 2019 and 2018, respectively. Straight-line rent of $3,519,000 and $4,076,000 was recognized from the Senior Living Communities lease for the nine months ended September 30, 2019 and 2018, respectively. Straight-line rent of $3,812,000 and $3,541,000 was recognized from the Bickford leases for the nine months ended September 30, 2019 and 2018, respectively. For NHC, rent escalations are based on a percentage increase in revenue over a base year and do not give rise to non-cash, straight-line rental income.

Bickford

We are closely monitoring the occupancy and financial performance of our major customer Bickford. Their management is focused on improving occupancy in the Company’s facilities and they have been successful so far in 2019. Bickford is also an active developer of new facilities in underserved markets.

The following table summarizes the average portfolio occupancy for the periods indicated, excluding development properties in operation less than 24 months, notes receivable, assets held for sale and the four Minnesota properties recently transitioned to a new operator. Same-store (SS) occupancy excludes properties that have been operated by Bickford for less than 24 months.

	3Q18	4Q18	1Q19	2Q19	3Q19	Sep 2019
Bickford	85.6%	84.0%	82.6%	84.0%	85.4%	85.8%
Bickford (SS)	87.3%	85.7%	84.1%	85.9%	87.9%	88.2%

In addition to closely monitoring the occupancy and financial performance of Bickford, NHI has either completed or is currently undertaking certain measures which we believe will improve the financial and operational strength of Bickford. Examples of these measures include:

•
The contemplated sale of two assisted living communities to Bickford. NHI expects to sell the buildings, which are currently classified as held for sale, to Bickford by the end of Q1 2020. NHI will in turn provide a senior note to Bickford for the purchase of these facilities which largely preserves cash flow generated from these communities until they are refinanced.

•
The transition of four properties in Minnesota to another existing NHI operator. NHI transitioned the operations of these four properties on October 1, 2019 which were outside of Bickford’s existing geographic footprint. Bickford has agreed to provide income support on these facilities through 2020 which preserves NHI’s rental income through that time frame. We believe this transition better aligns Bickford with markets in which they have deeper experience and improves their longer term cash flow. NHI will have a fair market value rent reset on the Minnesota communities after 2020 and the transition eliminates Bickford’s purchase option while extending the lease by seven years with renewal options.

•
The amendment to lease escalators on certain Bickford properties. Effective September 1, 2019, NHI amended a master lease covering 14 Bickford properties. Included in the amendment, NHI changed the annual escalator from a fixed percentage to a CPI-based escalator with a floor of 2% and a ceiling of 3%.

•
NHI’s purchase option price on the Gurnee community was reduced to $15 million while the initial yield was reduced to 8.0%. As noted in Note 2, NHI exercised the purchase option on the Gurnee, IL facility on September 10, 2019. NHI holds a similar purchase option on a 60-unit Bickford-developed community in Shelby, MI.

•
As of October 1, 2019, NHI amended a lease on the Bickford communities which are secured by HUD financing down to fair market value, a change of approximately $100,000 per quarter or 0.1% of our total quarterly revenues. Included in the amendment, NHI changed the annual escalator from a fixed percentage to a CPI-based escalator with a floor of 2% and a ceiling of 3%.

Tenant Monitoring

Our operators report to us the results of their operations on a periodic basis, which we in turn subject to further analysis as a means of monitoring potential concerns within our portfolio. We have identified EBITDARM (earnings before interest, taxes, depreciation, amortization, rent and management fees) as the most elemental barometer of success for our tenants, based on results they have reported to us. We believe EBITDARM is useful in our most fundamental analyses, as it is a property-level measure of our operators’ success, by eliminating the effects of the operator’s method of acquiring the use of its assets (interest and rent), its non-cash expenses (depreciation and amortization), expenses that are dependent on its level of success (income taxes), and also excluding the effect of the operator’s payment of its management fees, as typically those fees are contractually subordinate to our lease payment. For operators of our entrance-fee communities, our calculation of EBITDARM includes other cash flow adjustments typical of the industry which may include, but are not limited to, net cash flows from entrance fees; amortization of deferred entrance fees; adjustments for tenant rent obligations, depreciation and amortization; and management fee true-ups. The eliminations and adjustments reflect covenants in our leases and provide a comparable basis for assessing our various relationships.

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

The results by asset type are presented below on a trailing twelve-month basis, as of June 30, 2019 and 2018 (the most recent periods available):

Total Portfolio

	SHO	SNF	HOSP	MOB	TOTAL
Properties	127	74	3	2	206
2Q18	1.23x	2.49x	1.90x	3.48x	1.64x
2Q19	1.15x	2.80x	1.99x	5.14x	1.69x

	Need Driven	Need Driven excl. Bickford	Discretionary	Discretionary excl. SLC & Holiday	Medical	Medical excl. NHC
Properties	89	45	38	3	79	37
2Q18	1.18x	1.19x	1.29x	2.22x	2.45x	1.59x
2Q19	1.11x	1.14x	1.20x	1.97x	2.75x	1.87x

	NHC	SLC	Bickford	Holiday
Properties	42	9	44	26
2Q18	3.59x	1.27x	1.16x	1.18x
2Q19	3.95x	1.10x	1.07x	1.20x

Same-Store Portfolio

	SHO	SNF	HOSP	MOB	Total
Properties	116	74	2	2	194
2Q18	1.24x	2.49x	1.53x	3.48x	1.65x
2Q19	1.18x	2.80x	1.69x	5.14x	1.71x

	Need Driven	Need Driven excl. Bickford	Discretionary	Discretionary excl. SLC & Holiday	Medical	Medical excl. NHC
Properties	79	40	37	2	78	36
2Q18	1.20x	1.19x	1.29x	2.34x	2.45x	1.53x
2Q19	1.15x	1.17x	1.20x	2.09x	2.76x	1.83x

	NHC	SLC	Bickford	Holiday
Properties	42	9	39	26
2Q18	3.59x	1.27x	1.20x	1.18x
2Q19	3.95x	1.10x	1.12x	1.20x
1 NHC based on corporate-level FCCR and includes 3 independent living facilities
2 Brookdale

Fluctuations in portfolio coverage are a result of market and economic trends, local market competition, and regulatory factors as well as the operational success of our tenants. We use the results of individual leases to inform our decision making with respect to specific tenants, but trends described above by property type and operator bear analysis. Our Need-Driven SHO portfolio shows a decline brought about primarily by a softening in occupancy within particular markets, as well as rising wage pressures. For many of the affected operators, as is typical of our portfolio in general, NHI has significant security deposits in place and/or corporate guarantees should actual cash rental shortfalls eventually materialize. In certain instances, our operators may elect to increase their security deposits with us in an amount equal to the coverage shortfall, and, upon subsequent compliance with the required lease coverage ratio, the operator would then be entitled to a full refund. The metrics presented in the tables above give no effect to the presence of these security deposits. For Skilled Nursing, coverage in the Medical category of our portfolio has improved due to a better operating environment, as a whole, and for the Ensign portfolio transition, in particular. Each MOB’s coverage is driven by the underlying performance of its on-campus hospital as the tenant or guarantor under the lease. As a result, it is typical for MOB operations to have large fluctuations in coverage resulting from hospital operations.

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

Investment Highlights

Since January 1, 2019, we have made or announced the following investments and related commitments ($ in thousands):

	Date	Properties	Asset Class	Amount
Lease Investments
Wingate Healthcare	January 2019	1	SHO	$52,200
Holiday Retirement	January 2019	1	SHO	38,000
Comfort Care Senior Living	April 2019	1	SHO	10,800
Comfort Care Senior Living	May 2019	1	SHO	13,500
Discovery Senior Living	May 2019	6	SHO	127,917
Cappella Living Solutions	July 2019	1	SHO	7,600
Bickford Senior Living	September 2019	1	SHO	15,100

Note Investments
Senior Living Communities	June 2019	1	SHO	32,700
41 Management	June 2019	1	SHO	10,800
Discovery Senior Living	July 2019	1	SHO	750
Discovery Senior Living	September 2019	1	SHO	6,423
				$315,790

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

Discovery

On May 31, 2019, we invested $25,028,000 in cash for a 97.5% equity interest in a consolidated subsidiary ("Discovery PropCo"), which simultaneously acquired from a third party six senior housing facilities comprising 145 independent-living units, 356 assisted-living units and 95 memory-care units, for a total of 596 units. Discovery Senior Housing Investor XXIV, LLC, (“Discovery”) contributed $631,000, as adjusted, for its non-controlling 2.5% equity interest. After adjustment for the re-purposing of $433,000 that had been initially reserved for working capital purposes, we invested an additional $102,258,000 as a preferred equity contribution, for a total NHI investment of $127,286,000. The additional equity contribution of $102,258,000 carries a preference in liquidation as well as in the distribution of operating cash flow. Final total cash of $127,917,000 invested in Discovery PropCo included approximately $1,067,000 in closing costs. The $433,000 set aside at June 30, 2019, for working capital was distributed to NHI and Discovery in their proportionate shares.

The facilities were leased by Discovery PropCo to an affiliate of Discovery for a term of ten years with two five-year renewal periods at an initial lease rate of 6.5% with fixed annual escalators through the fifth year of the initial lease term followed by CPI-based escalators, subject to floor and ceiling, thereafter. The total purchase price for the properties acquired, as discussed above, was allocated to the tangible assets based upon their relative fair values consisting of $6,301,000 to the land and $121,616,000 to the buildings and improvements. Based upon the contribution agreement between the parties, NHI and Discovery estimated the value of the six facilities owned by Discovery PropCo at May 31, 2019 to be $127,917,000. Discovery’s 2.5% noncontrolling interest also reflects its estimated fair value as of the acquisition date.

NHI as the managing member manages Discovery PropCo, subject to certain consent rights of Discovery for significant business decisions. Because of our control of Discovery PropCo, we include its assets, liabilities, noncontrolling interest and operations in our condensed consolidated financial statements.

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

NHI extended a senior mortgage loan of $6,423,000 at 7% annual interest to affiliates of Discovery for an additional property in Indiana for which Discovery PropCo will have the option to purchase at stabilization. The facility consists of 52 assisted living units and 22 memory care units. The loan closed on September 6, 2019.

Cappella Living Solutions

On July 23, 2019, for $7,600,000 including $100,000 of closing costs, we acquired a 54-unit assisted living facility in Pueblo, Colorado. We leased the facility to Christian Living Services, Inc., d/b/a Cappella Living Solutions, for a term of fifteen years at an initial lease rate of 7.25%, with CPI escalators subject to a floor and ceiling. We accounted for this transaction as an asset purchase.

Bickford

On September 10, 2019, we acquired the Gurnee, Illinois location which was developed by Bickford using a construction loan we provided. The acquisition price was $15,100,000, including $100,000 in closing costs, for the 60-unit assisted living/memory care facility. In the exchange, we cancelled the outstanding note receivable of $14,035,000, including interest. The balance was used to fund an agreed-upon escrow. We leased the building for a term of twelve years at an initial lease rate of 8%, with CPI escalators subject to a floor and ceiling.

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

Other Portfolio Activity

Tenant Transitioning

41 Management

As part of a geographical realignment by Bickford, we transitioned four Minnesota properties on October 1, 2019, to 41 Management. We believe that the transition is a benefit to 41 Management as they are building on an existing base in neighboring Wisconsin. At the same time, Bickford is expected to benefit from narrowing its geographic footprint, a move that will enable it to focus on its core mid-western business. The lease calls for first-year rent of $906,000 and Bickford has agreed to fund $734,000. The lease runs for 15 years and includes two five-year renewal options. Annual escalators are fixed at 2.5%. We have committed to the additional funding of up to $400,000 in capital improvements.

Other - Three Portfolios

As of September 30, 2019, we have completed the contractual transition of three lease portfolios to new tenants following a period of non-compliance by the former operators, background for which is provided in the audited financial statements included in our 2018 Annual Report on Form 10-K. The portfolios consist of three former SH-Regency Leasing, LLC (“Regency”) buildings, five former LaSalle Group buildings and one facility formerly leased to Landmark Senior Living (“Landmark”).. To expedite stabilization of the facilities, we committed to specified income-generating capital expenditures for the re-branding and refurbishment of certain of these properties. The new leases each specify initial periods during which rental income to NHI shall be based on net operating income (“NOI”), after deduction of management fees. Following the initial periods, each lease converts to a structured payment based on a fair-value calculation.

The former Regency buildings have been leased to three operators, Senior Living, Discovery, and Vitality MC TN, LLC (“Vitality”). Of our total revenues, $515,000 and $1,367,000 (2%) in rental income were derived from the three former Regency buildings for the three months ended September 30, 2019 and 2018, respectively. Of our total revenues, $660,000 and $4,100,000 (3%) in rental income were derived from the three former Regency buildings for the nine months ended September 30, 2019 and 2018, respectively.

Effective July 1, 2019 we transitioned an Indiana, independent living/assisted living facility to Discovery in conjunction with our other properties in transition. The triple-net lease matures in June 2024 with two five-year options to extend. Rent is initially based on net operating income. Beginning in 2022, rent is to reset to the greater of $1,400,000 or fair value as provided by formula. For the duration of the lease, the rent, as reset, is subject to a 2.5% escalator. Concurrent with Discovery’s entrance into the lease, NHI provided a working capital loan for amounts up to $750,000 at an interest rate of 6.5% and a $900,000 capital improvement commitment to fund improvements to the facility. The loan extends during the term of the lease.

On April 16, 2019, Chancellor Health Care leased the five former LaSalle Group buildings. Our lease agreement with Chancellor provides for NHI to receive 100% of net operating cash flow generated by the facilities, after management fees, pending stabilization of the operations of the facility. During the first quarter of 2019, we also commenced litigation for the recovery of certain funds owed by LaSalle Group under the lease and against the principal executive personally under the guaranty agreement. Of our total revenues, $437,000 and $1,317,000 (2%) in rental income were derived from the five former LaSalle Group buildings for the three months ended September 30, 2019 and 2018, respectively. Of our total revenues, $725,000 and $3,950,000 (3%) in rental income were derived from the five former LaSalle Group buildings for the nine months ended September 30, 2019 and 2018, respectively.

At December 31, 2018, we had a single-property lease in Wisconsin with Landmark that was non-performing. In February 2019, we transitioned the lease to BAKA Enterprises, temporarily acting under a management agreement with Landmark. Under terms of the new lease, NHI receives 95% of net operating cash flow, after management fees, as generated by the facilities. Upon the establishment of an operational baseline, beginning in year two, the agreement calls for a rent reset to fair value. The agreement provides for a term of 8 years, with renewal options. Of our total revenues, $150,000 and $247,000 were derived from the former Landmark property for the three months ended September 30, 2019 and 2018, respectively. Of our total revenues, $925,000 (0%) and $1,041,000 (1%) were derived from the former Landmark property for the nine months ended September 30, 2019 and 2018, respectively, including $625,000 received during 2019 as a settlement payment.

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

The following table summarizes the transition properties during the nine months ended September 30, 2019:

			Occupancy
Former Tenant / Facility Name (New Tenant)	Units	Location	March 2019[1]	June 2019[1]	September 2019[1]
SH-Regency Leasing, LLC
The Cypress of College Park (Discovery)	148	IN	19.6%	18.9%	16.2%
The Charlotte (SLC)	98	NC	—%	—%	13.0%
Maybelle Carter (Vitality)	135	TN	73.3%	77.6%	78.5%
LaSalle Autumn Leaves (Chancellor)	196	IL/TX	73.5%	66.1%	66.0%
Landmark Senior Living (BAKA)	120	WI	67.6%	72.2%	68.3%
	697		50.7%	50.1%	50.8%
1 Monthly Average

Assets Held For Sale

In September 2019, we classified a portfolio of eight assisted living properties located in Arizona (4), Tennessee (3) and South Carolina (1) as held for sale, after the current tenant expressed an intention to exercise its purchase option on the properties. The purchase option provides for an even split of the excess of fair value over NHI's acquisition costs. Based on preliminary discussions, we expect the eventual selling price to exceed the portfolio’s current carrying value. Of our total revenues, $1,062,000 (1.3%) and $3,187,000 (1.4%) in rental income were derived from this eight property portfolio for the three and nine months ended September 30, 2019, respectively. We expect the transaction to be finalized during the first quarter of 2020.

We have identified two assisted living properties for disposal and began active marketing of the properties. The buildings are smaller than are typical of our portfolio and are no longer considered to be an appropriate investment for NHI. In January 2019 we ceased recording depreciation on the properties, and we booked an adjustment to lease revenues to write off the associated $124,000 in straight-line receivables. We recognized an impairment loss of $2,500,000 to write down the properties to their estimated net realizable value. We have classified the assets as available for sale on the Condensed Consolidated Balance Sheet at September 30, 2019.

Other

Our leases are typically structured as “triple net leases” on single-tenant properties having an initial leasehold term of 10 to 15 years with one or more five-year renewal options. As such, there may be reporting periods in which we experience few, if any, lease renewals or expirations. During the nine months ended September 30, 2019, we did not have any significant renewing or expiring leases.
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

We adjust rental income for the amortization of lease inducements paid to our tenants. Current outstanding commitments and contingencies are listed under our discussion of liquidity and capital resources. Amortization of these payments against revenues was $607,000 and $240,000 for the nine months ended September 30, 2019 and 2018, respectively.

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

Results of Operations

The significant items affecting revenues and expenses are described below (in thousands):

	Three Months Ended
	September 30,		Period Change
	2019	2018	$		%
Revenues:
Rental income
SHOs leased to Discovery Senior Living	$2,958	$1,370	$1,588		115.9%
SLC leased to Wingate Healthcare	945	—	945		NM
ALFs leased to Bickford Senior Living	12,168	11,767	401		3.4%
ALFs leased to Comfort Care Senior Living	754	310	444		143.2%
ALFs leased to Brookdale Senior Living[1]	340	1,408	(1,068)		(75.9)%
ILFs leased to an affiliate of Holiday Retirement	8,513	9,424	(911)		(9.7)%
SHOs leased to Chancellor Health Care	2,441	3,065	(624)		(20.4)%
SLC leased to Vitality Senior Living	(40)	440	(480)		(109.1)%
Other new and existing leases	38,646	38,185	461		1.2%
Assets held for sale	1,194	—	1,194		NM
	67,919	65,969	1,950		3.0%
Straight-line rent adjustments, new and existing leases	5,720	5,719	1		—%
Escrow funds received from tenants for property taxes and insurance	1,608	—	1,608		NM
Total Rental Income	75,247	71,688	3,559		5.0%
Interest income and other
Life Care Services mortgages and construction loans	3,123	992	2,131		NM
Senior Living Communities mortgage and other notes	1,029	386	643		NM
Bickford construction loans	705	293	412		140.6%
Bickford construction loan (Gurnee, IL)[2]	252	300	(48)		(16.0)%
Other existing mortgages and notes	1,293	1,226	67		5.5%
Total Interest Income from Mortgage and Other Notes	6,402	3,197	3,205		100.3%
Other income	33	30	3		10.0%
Total Revenues	81,682	74,915	6,767		9.0%
Expenses:
Depreciation
SHOs leased to Discovery Senior Living	1,377	311	1,066		NM
SLC leased to Wingate Healthcare	349	—	349		NM
ALFs leased to Bickford Senior Living	3,744	3,622	122		3.4%
ILFs leased to an affiliate of Holiday Retirement	3,493	3,229	264		8.2%
Other new and existing assets	10,732	10,990	(258)	2	(2.3)%
Total Depreciation	19,695	18,152	1,543	3	8.5%
Interest	14,661	12,374	2,287		18.5%
Payroll and related compensation expenses	1,451	1,567	(116)		(7.4)%
Non-cash stock-based compensation expense	477	337	140		41.5%
Property taxes and insurance on leased properties	1,608	—	1,608		NM
Other expenses	1,035	1,506	(471)		(31.3)%
Total Expenses	38,927	33,936	4,991		14.7%
Net income	42,755	40,979	1,776		4.3%
Less: net loss attributable to noncontrolling interest	3	—	3		NM
Net income attributable to common stockholders	$42,758	$40,979	$1,779		4.3%

NM - not meaningful
[1] excludes held for sale properties
[2] construction loan cancelled as part of property purchase transaction discussed at Note 2

Financial highlights of the quarter ended September 30, 2019, compared to the same quarter of 2018 were as follows:

•
The rental income received from our tenants increased by $1,950,000 primarily due to the impact of new investments since September 2018. This impact was partially offset by a decline in rental income received from Holiday as a result of the lease amendment described in Note 2. Rental income was also offset by lease defaults which resulted in transitions to new tenants described herein under the heading Tenant Transitioning.

•	Interest income from mortgage and other notes increased $3,205,000 primarily due to interest income received on loans to Life Care Services and Senior Living Communities.

•	Depreciation expense increased $1,543,000 primarily due to new real estate investments completed since September 2018.

•
Interest expense, including amortization of debt discount and issuance costs, increased $2,287,000 primarily as a result of the September 2018 conversion of $300,000,000 of debt initially drawn on our revolving facility into a five-year term loan and the impact of additional borrowings on our revolving credit facility.

•
Escrow funds received from tenants totaling $1,608,000 were used to pay property taxes and insurance, which is typical of triple net leases. Narrow-Scope Improvements for Lessors under ASU 2018-20 requires these items to be included as revenue and expense in our condensed consolidated financial statements for the 2019 period.

•	The following table summarizes our real estate under lease to transitioning tenants (in thousands):

	Three Months Ended
	September 30,		Period Change
	2019	2018	$	%
Revenues:
Rental income
SHOs leased to Chancellor Health Care	$437	$1,317	$(880)	(66.8)%
SHO leased to Senior Living Communities	366	372	(6)	(1.6)%
SHO leased to Discovery Senior Living	189	534	(345)	(64.6)%
SLC leased to Vitality Senior Living	(40)	460	(500)	(108.7)%
ALF leased to BAKA Enterprises	150	247	(97)	(39.3)%
Total Rental income	1,102	2,930	(1,828)	(62.4)%
Expenses:
Depreciation
SHOs leased to Chancellor Health Care	406	406	—	—%
SHO leased to Senior Living Communities	132	123	9	7.3%
SHO leased to Discovery Senior Living	171	173	(2)	(1.2)%
SLC leased to Vitality Senior Living	154	156	(2)	(1.3)%
ALF leased to BAKA Enterprises	145	145	—	—%
Total Depreciation	1,008	1,003	5	0.5%
Net income	$94	$1,927	$(1,833)	NM

The significant items affecting revenues and expenses are described below (in thousands):

	Nine Months Ended
	September 30,		Period Change
	2019	2018	$	%
Revenues:
Rental income
ALFs leased to Bickford Senior Living	$35,984	$33,251	$2,733	8.2%
SLC leased to Wingate Healthcare	2,694	—	2,694	NM
SHOs leased to Discovery Senior Living	5,399	4,074	1,325	32.5%
ALFs leased to Comfort Care Senior Living	1,612	352	1,260	NM
SNFs leased to Ensign Group	17,745	16,501	1,244	7.5%
ALFs leased to Brookdale Senior Living[1]	1,001	4,204	(3,203)	(76.2)%
ILFs leased to an affiliate of Holiday Retirement	25,325	28,271	(2,946)	(10.4)%
SHOs leased to Chancellor Health Care	6,705	9,137	(2,432)	(26.6)%
SLC leased to Vitality Senior Living	105	1,289	(1,184)	(91.9)%
Other new and existing leases	98,165	96,214	1,951	2.0%
Assets held for sale	3,582	—	3,582	NM
	198,317	193,293	5,024	2.6%
Straight-line rent adjustments, new and existing leases	16,255	17,516	(1,261)	(7.2)%
Escrow funds received from tenants for property taxes and insurance	4,205	—	4,205	NM
Total Rental Income	218,777	210,809	7,968	3.8%
Interest income and other
Life Care Services mortgages and construction loans	8,732	3,391	5,341	NM
Bickford construction loans	1,790	636	1,154	NM
Senior Living Communities mortgage and other notes	1,913	1,134	779	68.7%
Bickford construction loan (Gurnee, IL)[2]	863	870	(7)	(0.8)%
Other existing mortgages and notes	3,711	3,682	29	0.8%
Total Interest income from mortgage and other notes	17,009	9,713	7,296	75.1%
Other income	100	94	6	6.4%
Total Revenues	235,886	220,616	15,270	6.9%
Expenses:
Depreciation
SLC leased to Wingate Healthcare	1,047	—	1,047	NM
ALFs leased to Bickford Senior Living	11,139	10,482	657	6.3%
ILFs leased to an affiliate of Holiday Retirement	10,391	9,688	703	7.3%
ALFs leased to Comfort Care Senior Living	611	116	495	NM
SNFs leased to Ensign Group	5,496	5,067	429	8.5%
Other new and existing assets	28,522	27,929	593	2.1%
Total Depreciation	57,206	53,282	3,924	7.4%
Interest	41,925	36,207	5,718	15.8%
Payroll and related compensation expenses	4,050	4,926	(876)	(17.8)%
Non-cash stock-based compensation expense	2,955	2,131	824	38.7%
Loan and realty losses	2,500	1,849	651	35.2%
Property taxes and insurance on leased properties	4,205	—	4,205	NM
Other expenses	4,632	4,233	399	9.4%
Total Expenses	117,473	102,628	14,845	14.5%
Income before loss on convertible note retirement	118,413	117,989	424	0.4%
Loss on convertible note retirement	—	(738)	738	NM
Net income	118,413	117,251	1,162	1.0%
Less: net loss attributable to noncontrolling interest	4	—	4	NM
Net income attributable to common stockholders	$118,417	$117,251	$1,166	1.0%

NM - not meaningful
[1] excludes held for sale properties
[2] construction loan cancelled as part of property purchase transaction discussed at Note 2

Financial highlights of the nine months ended September 30, 2019, compared to the same period in 2018 were as follows:

•	Rental income received from our tenants increased $5,024,000, or 2.6%, primarily as a result of new investments funded since September 2018.

•
The increase in rental income includes a $1,261,000 decrease in straight-line rent adjustments. Generally, future increases in rental income depend on our ability to make new investments which meet our underwriting criteria.

•	Interest income from mortgage and other notes increased $7,296,000, primarily due to interest income received on loans to Life Care Services and Senior Living Communities.

•	Depreciation expense increased $3,924,000 primarily due to new real estate investments completed since September 2018.

•
Interest expense, including amortization of debt discount and issuance costs, increased $5,718,000 primarily as a result of the September 2018 conversion of $300,000,000 of debt initially drawn on our revolving facility into a five-year term loan and the impact of additional borrowings on our revolving credit facility.

•	Payroll and related compensation expenses decreased $876,000 due primarily to the timing and amount of incentive compensation related to achieving certain company goals.

•	Non-cash stock-based compensation expense increased $824,000 due primarily to fluctuations in the valuation assumptions used in the Black-Scholes pricing model.

•
Loan and realty losses of $2,500,000 represent a writedown related to two facilities classified as held for sale with an estimated net realizable value of $3,745,000 at September 30, 2019. Loan and realty losses of $1,849,000 for the nine moths ended September 30, 2018 includes $1,436,000 which resulted from our decision to transition one of our single-property leases to a new tenant and a $413,000 writedown of a loan to a development company.

•
Escrow funds received from tenants totaling $4,205,000 were used to pay property taxes and insurance, which is typical of triple net leases. Narrow-Scope Improvements for Lessors under ASU 2018-20 requires these items to be included as revenue and expense in our condensed consolidated financial statements for the 2019 period.

•	The following table summarizes our real estate under lease to transitioning tenants (in thousands):

	Nine Months Ended
	September 30,		Period Change
	2019	2018	$	%
Revenues:
Rental income
SHOs leased to Chancellor Health Care	$725	$3,950	$(3,225)	(81.6)%
SHO leased to Senior Living Communities	366	1,117	(751)	(67.2)%
SHO leased to Discovery Senior Living	189	1,602	(1,413)	(88.2)%
SLC leased to Vitality Senior Living	105	1,380	(1,275)	(92.4)%
ALF leased to BAKA Enterprises[1]	925	1,041	(116)	(11.1)%
Total Revenues	2,310	9,090	(6,780)	(74.6)%
Expenses:
Depreciation
SHOs leased to Chancellor Health Care	1,217	1,217	—	—%
SHO leased to Senior Living Communities	374	369	5	1.4%
SHO leased to Discovery Senior Living	513	519	(6)	(1.2)%
SLC leased to Vitality Senior Living	462	468	(6)	(1.3)%
ALF leased to BAKA Enterprises	436	436	—	—%
Total Depreciation	3,002	3,009	(7)	(0.2)%
Legal	133	—	133	NM
Franchise, excise and other taxes	828	—	828	NM
	3,963	3,009	954	31.7%
Net income (loss)	$(1,653)	$6,081	$(7,734)	NM

[1] includes $625,000 received during 2019 as a settlement payment

Liquidity and Capital Resources

Sources and Uses of Funds

Our primary sources of cash include rent payments, principal and interest payments on mortgage and other notes receivable, proceeds from the sales of real property, net proceeds from offerings of equity securities and borrowings from our term loans and revolving credit facility. Our primary uses of cash include debt service payments (both principal and interest), new investments in real estate and notes receivable, dividend distributions to our shareholders and general corporate overhead.

These sources and uses of cash are reflected in our Condensed Consolidated Statements of Cash Flows as summarized below (dollars in thousands):

	Nine Months Ended September 30,		One Year Change
	2019	2018	$	%
Cash and cash equivalents and restricted cash, January 1	$9,912	$8,075	$1,837	22.7%
Net cash provided by operating activities	184,809	156,312	28,497	18.2%
Net cash used in investing activities	(304,902)	(149,474)	(155,428)	104.0%
Net cash provided by (used in) financing activities	126,462	(6,949)	133,411	(1,919.9)%
Cash and cash equivalents and restricted cash, September 30	$16,281	$7,964	$8,317	104.4%

Operating Activities – Net cash provided by operating activities for the nine months ended September 30, 2019 was favorably impacted by new real estate investments in 2018 and 2019, an increase in lease payment collections arising from escalators on existing leases and previously funded lease incentives.

Investing Activities – Net cash used in investing activities for the nine months ended September 30, 2019 was comprised primarily of $307,468,000 of investments in real estate and notes, and was partially offset by the collection of principal on mortgage and other notes receivable of $2,566,000.

Financing Activities – Net cash provided by financing activities for the nine months ended September 30, 2019 compared to the same period in 2018 is primarily the result of (1) net proceeds of $95,802,000 from the issuance of common shares in 2019, (2) $29,985,000 used to complete targeted repurchases of a portion of our outstanding convertible notes during 2018 and (3) dividend payments which increased $10,425,000 over the same period in 2018.

Liquidity

Apart from operations, the main source of our liquidity is our unsecured bank credit facility. At September 30, 2019, we had $300,000,000 available to draw on our revolving credit facility.

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

The revolving facility fee is currently 20 basis points per annum, and based on our current leverage ratios, the facility presently provides for floating interest on the revolver and the term loans at 30-day LIBOR plus 120 bps and a blended 132 bps, respectively. At September 30, 2019 and December 2018, 30-day LIBOR was 202 and 250 bps, respectively. Within the facility, the employment of interest rate swaps for a portion of our fixed term debt leaves only $190,000,000 of our revolving credit facility exposed to interest rate risk through June 2020, when our $80,000,000 and $130,000,000 swaps expire. Our swaps and the financial instruments to which they relate are described in the table below, under the caption “Interest Rate Swap Agreements.” The current interest spreads and facility fee reflect our leverage-ratio compliance based on the applicable margin for LIBOR loans, measuring debt to “Total Asset Value,” at Level 3 in the Interest Rate Schedule provided below in abridged format:

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

LIBOR is scheduled for discontinuation by December 2021. In the United States, the Alternative Reference Rates Committee, a group convened by the Federal Reserve Board and the Federal Reserve Bank of New York has identified the Secured Overnight Financing Rate as its preferred alternative rate for USD LIBOR. The Company continues to monitor the establishment of a new replacement index with the assistance of its banking advisors.

If a suitable replacement to LIBOR is not identified, the bank facilities provide for rate alternatives which have historically been disadvantageous. Upon the discontinuation of LIBOR, interest expense and the credit spread determined in the Company’s bank facilities using a new index rate may materially change interest expense relative to what it would have been if LIBOR had not been discontinued.

The Company will continue to monitor the progress of a LIBOR replacement index rate and will seek to modify its existing bank facilities once the new index rate is sufficiently established within the capital markets.

The 2017 Agreement requires that we calculate specified financial statement metrics and meet or exceed a variety of financial ratios, which are usual and customary in nature. These ratios are calculated quarterly and as of September 30, 2019 were within required limits.

Aside from a more favorable rate, the 2018 Agreement generally calls for the same covenants and financial statement metrics required for compliance with terms of the 2017 Agreement. Although we are currently eligible under the 2017 and 2018 Agreements to transact in our unsecured bank credit facilities at the respective scheduled rates represented by Level 3, the movement of our leverage ratio into Level 4 at current levels of debt would result in additional annual costs from $375,000 to $1,300,000, respectively, assuming an average revolver balance of approximately $200,000,000. Further movement of our leverage ratio beyond levels currently contemplated by management would be subject to escalating increases in interest. If, in addition to changes in the leverage ratio, certain qualitative indicators of our risk profile were to materially change, further interest-rate escalations may result.

In November 2015, Fitch Ratings issued to us a private monitored credit rating of BBB- with a ‘Stable’ rating outlook. In December 2018 and again on October 31, 2019, Fitch Ratings affirmed their BBB- rating and ‘Stable’ rating outlook. NHI has elected to make this rating public and to that effect, on November 4, 2019, Fitch Ratings announced a public issuer credit rating of BBB- with an outlook of ‘Stable’. On the same day, S&P Global Ratings announced our public issuer credit rating of BBB- with an outlook of ‘Stable’. The ratings from both agencies were provided on NHI as an issuer as well as on our senior unsecured debt. Our unsecured bank credit facility includes an option to shift from the leverage-based LIBOR margin schedule described above to a ratings-based LIBOR margin schedule. Our unsecured private placement term loan agreements include a rate increase provision that is effective if any rating agency lowers our credit rating below investment grade and our compliance leverage increases to 50% or more. Shifting to a ratings-based LIBOR margin schedule potentially reduces volatility of our interest cost during periods of time when our leverage may fluctuate modestly. Our decision to move to a ratings-based margin schedule will be based on several factors including the relative cost of the ratings-based versus leverage-based margin schedules, and our desire to have a more stable interest cost if our leverage modestly changes as compared to the existing leverage-based margin schedule.

Our at-the-market (“ATM”) offering represents an additional source of liquidity. Through the program in 2019, we issued 1,209,522 common shares, with an average price for shares sold of $80.58, resulting after commissions in net proceeds of $95,802,000. Cash from these issuances was initially used to pay down our revolving credit facility.

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

The following table summarizes the share issuances since inception of our ATM as of September 30, 2019:

	Shares	Weighted Average Share Price	Net Proceeds
2015	830,506	$60.33	$49,389,000
2016	1,395,642	$75.79	104,190,000
2017	1,661,161	$74.87	122,500,000
2018	1,112,363	$74.84	82,001,000
2019	1,209,522	$80.58	95,999,000
	6,209,194		$454,079,000

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

We expect that borrowings on our revolving credit facility, borrowings on term loans, and our ATM program will allow us to continue to make real estate investments for the remainder of 2019. Recent actions by the federal government to reduce the federal funds rate may temporarily reduce anticipated upward pressure on our historically low cost of debt capital. If the federal government decides to reverse this trend as it seeks to hold inflation to acceptable levels, we can expect that our cost of debt capital will increase in the mid-term.

Concurrent with the amendments to our credit facility and with the exception of specific debt-coverage ratios, covenants pertaining to our private placement term loans were generally conformed with those governing the credit facility.

As of September 30, 2019, our $120,000,000 of senior unsecured convertible notes were convertible at a rate of 14.57 shares of common stock per $1,000 principal amount, representing a conversion price of approximately $68.63 per share for a total of 1,748,616 remaining underlying shares. For the nine months ended September 30, 2019, dilution resulting from the conversion option within our convertible debt is 275,824 shares. If NHI’s current share price increases above the adjusted $68.63 conversion price, further dilution will be attributable to the conversion feature. On September 30, 2019, the value of the convertible debt, computed as if the debt were immediately eligible for conversion, exceeded its face amount by $24,068,000.

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

Interest Rate Swap Agreements

To mitigate our exposure to interest rate risk, we have in place the following interest rate swap contracts in place to hedge against floating rates on our bank term loans and a portion of our revolving credit facility as of September 30, 2019 (dollars in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value (Liability)
June 2013	June 2020	3.46%	1-month LIBOR	$80,000,000	$(238)
March 2014	June 2020	3.51%	1-month LIBOR	$130,000,000	$(431)
March 2019	December 2021	3.51%	1-month LIBOR	$100,000,000	$(1,691)
March 2019	December 2021	3.52%	1-month LIBOR	$100,000,000	$(1,720)
June 2019	December 2021	2.89%	1-month LIBOR	$150,000,000	$(538)
June 2019	December 2021	2.93%	1-month LIBOR	$50,000,000	$(193)

For instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative has been reported as a component of other comprehensive income (loss), and reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness have been recognized in earnings.

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

Off Balance Sheet Arrangements

We currently have no outstanding guarantees. As described in Note 1 to the condensed consolidated financial statements, our leases, mortgages and other notes receivable with certain entities represent variable interests in those enterprises. However, because we do not control these entities, nor do we have any role in their day-to-day management, we are not their primary beneficiary and therefore do not consolidate their financial statements. Except as discussed in our Annual Report on Form 10-K for the year ended December 31, 2018, under Contractual Obligations and Contingent Liabilities, we have no further material obligations arising from our transactions with these entities, and we believe our maximum exposure to loss at September 30, 2019, due to this involvement would be limited to our contractual commitments and contingent liabilities and the amount of our current investments with them, as detailed further in Notes 1, 2, 3 and 6 to the condensed consolidated financial statements. As of September 30, 2019, we furnished no direct support to any of these entities.

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

Additional disclosure requirements also give widely ranging results depending on market price variability. The notes will be freely convertible in the last six months of their contractual life, beginning in the fourth quarter of 2020; however, generally accepted accounting principles require us to periodically report the amount by which the notes’ convertible value exceeds their principal amount, without regard to the current availability of the conversion feature. Further, the mechanics of the calculation require the use of an end-of-period stock price, so that using that amount for the remaining notes outstanding of $120,000,000 at September 30, 2019, delivers an excess of $24,068,000, whereas the use of another price point would give a different result.

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

Commitments and Contingencies

The following tables summarize information as of September 30, 2019 related to our outstanding commitments and contingencies which are more fully described in the notes to the consolidated financial statements.

	Asset Class	Type	Total	Funded	Remaining
Loan Commitments:
LCS Sagewood Note A	SHO	Construction	$118,800,000	$(77,340,000)	$41,460,000
LCS Sagewood Note B	SHO	Construction	61,200,000	(32,052,000)	29,148,000
LCS Timber Ridge Note A	SHO	Construction	60,000,000	(59,349,000)	651,000
Bickford Senior Living	SHO	Construction	42,700,000	(33,168,000)	9,532,000
Senior Living Communities	SHO	Revolving Credit	15,000,000	(4,755,000)	10,245,000
41 Management	SHO	Construction	10,800,000	(3,324,000)	7,476,000
Discovery Senior Living	SHO	Working Capital	750,000	—	750,000
			$309,250,000	$(209,988,000)	$99,262,000

See Note 3 to our consolidated financial statements for full details of our loan commitments. As provided above, loans funded do not include the effects of discounts or commitment fees. We expect to incrementally fund the LCS Sagewood Note A during 2019. Funding of the promissory note commitments to Bickford is expected to transpire monthly throughout 2019.

	Asset Class	Type	Total	Funded	Remaining
Development Commitments:
Ignite Medical Resorts	SNF	Construction	$25,350,000	$(13,255,000)	$12,095,000
Woodland Village	SHO	Renovation	7,450,000	(7,374,000)	76,000
Senior Living Communities	SHO	Renovation	6,830,000	(6,004,000)	826,000
Senior Living Communities	SHO	Renovation	3,100,000	(2,000,000)	1,100,000
Wingate Healthcare	SHO	Renovation	1,900,000	(212,000)	1,688,000
Discovery Senior Living	SHO	Renovation	1,400,000	—	1,400,000
Navion Senior Solutions	SHO	Construction	650,000	—	650,000
			$46,680,000	$(28,845,000)	$17,835,000

In addition to the commitments listed above, Discovery PropCo has committed to Discovery for funding up to $2,000,000 toward the purchase of condominium units located at one of the facilities.

	Asset Class	Type	Total	Funded	Remaining
Contingencies:
Bickford Senior Living	SHO	Lease Inducement	$10,000,000	$(10,000,000)	$—
Bickford Senior Living	SHO	Incentive Loan Draws	6,000,000	—	6,000,000
Comfort Care Senior Living	SHO	Lease Inducement	6,000,000	—	6,000,000
Wingate Healthcare	SHO	Lease Inducement	5,000,000	—	5,000,000
Navion Senior Solutions	SHO	Lease Inducement	4,850,000	(500,000)	4,350,000
Discovery Senior Living	SHO	Lease Inducement	4,000,000	—	4,000,000
Ignite Medical Resorts	SNF	Lease Inducement	2,000,000	—	2,000,000
			$37,850,000	$(10,500,000)	$27,350,000

Contingent lease inducement payments of $10,000,000 related to the five Bickford development properties constructed in 2016 and 2017 included a licensure incentive of $250,000 per property and a three-tiered operator incentive schedule paying up to an additional $1,750,000, based on the attainment of certain performance metrics. Upon funding, these payments are added to the lease base and are being amortized against rental income.

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

Funds From Operations - FFO

Our FFO per diluted common share for the nine months ended September 30, 2019 increased $0.02 (0.5%) over the same period in 2018 due primarily to the impact of new investments completed since September 2018. FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and applied by us, is net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, impairments of real estate, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures, if any. The Company’s computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or have a different interpretation of the current NAREIT definition from that of the Company; therefore, caution should be exercised when comparing our Company’s FFO to that of other REITs. Diluted FFO assumes the exercise of stock options and other potentially dilutive securities.

Our normalized FFO per diluted common share for the nine months ended September 30, 2019 decreased $0.03 (0.7%) over the same period in 2018 due primarily to the dilutive impact of 1,255,827 common shares issued since December 31, 2018. Normalized FFO excludes from FFO certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to, impairment of non-real estate assets, gains and losses attributable to the acquisition and disposition of assets and liabilities, and recoveries of previous write-downs.

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

Adjusted Funds From Operations - AFFO

Our normalized AFFO per diluted common share for the nine months ended September 30, 2019 increased $0.04 (1.1%) over the same period in 2018 due primarily to the impact of new investments completed since September 2018. In addition to the adjustments included in the calculation of normalized FFO, normalized AFFO excludes the impact of any straight-line rent revenue, amortization of the original issue discount on our convertible senior notes and amortization of debt issuance costs.

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

Funds Available for Distribution - FAD

Our normalized FAD for the nine months ended September 30, 2019 increased $8,219,000 (5.1%) over the same period in 2018 due primarily to the impact of new investments completed since September 30, 2018. In addition to the adjustments included in the calculation of normalized AFFO, normalized FAD excludes the impact of non-cash stock based compensation. Normalized FAD is an important supplemental measure of liquidity for a REIT as a useful indicator of the ability to distribute dividends to shareholders.

The following table reconciles net income, the most directly comparable GAAP metric, to FFO, Normalized FFO, Normalized AFFO and Normalized FAD and is presented for both basic and diluted weighted average common shares (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income attributable to common stockholders	$42,758	$40,979	$118,417	$117,251
Elimination of certain non-cash items in net income:
Depreciation	19,695	18,153	57,206	53,282
Depreciation related to noncontrolling interest	(22)	—	(30)	—
Impairment of real estate	—	—	2,500	—
NAREIT FFO attributable to common stockholders	62,431	59,132	178,093	170,533
Loss on convertible note retirement	—	—	—	738
Non-cash write-off of straight-line rent receivable	—	—	—	1,436
Note receivable impairment	—	—	—	413
Recognition of unamortized note receivable commitment fees	—	—	—	(515)
Normalized FFO attributable to common stockholders	62,431	59,132	178,093	172,605
Straight-line rent revenue, net	(5,720)	(5,719)	(16,255)	(17,516)
Straight-line lease revenue, net, related to noncontrolling interest	6	—	8	—
Amortization of lease incentives	224	108	607	240
Amortization of original issue discount	197	189	584	597
Amortization of debt issuance costs	708	625	2,112	1,828
Normalized AFFO attributable to common stockholders	57,846	54,335	165,149	157,754
Non-cash share-based compensation	477	337	2,955	2,131
Normalized FAD attributable to common stockholders	$58,323	$54,672	$168,104	$159,885

BASIC
Weighted average common shares outstanding	43,505,332	42,187,077	43,187,847	41,808,017
NAREIT FFO attributable to common stockholders per share	$1.44	$1.40	$4.12	$4.08
Normalized FFO attributable to common stockholders per share	$1.44	$1.40	$4.12	$4.13
Normalized AFFO attributable to common stockholders per share	$1.33	$1.29	$3.82	$3.77

DILUTED
Weighted average common shares outstanding	43,861,089	42,434,499	43,494,714	41,932,736
NAREIT FFO attributable to common stockholders per share	$1.42	$1.39	$4.09	$4.07
Normalized FFO attributable to common stockholders per share	$1.42	$1.39	$4.09	$4.12
Normalized AFFO attributable to common stockholders per share	$1.32	$1.28	$3.80	$3.76

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

The following table reconciles net income, the most directly comparable GAAP metric, to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$42,755	$40,979	$118,413	$117,251
Interest expense	14,661	12,374	41,925	36,207
Franchise, excise and other taxes	121	245	1,441	857
Depreciation	19,695	18,153	57,206	53,282
Loss on convertible note retirement	—	—	—	738
Non-cash write-off of straight-line rent receivable	—	—	—	1,436
Note receivable impairment	—	—	—	413
Recognition of unamortized note receivable commitment fees	—	—	—	(515)
Adjusted EBITDA	$77,232	$71,751	$218,985	$209,669

Interest expense at contractual rates	$14,308	$11,637	$40,736	$33,579
Principal payments	590	286	886	854
Fixed Charges	$14,898	$11,923	$41,622	$34,433

Fixed Charge Coverage	5.2x	6.0x	5.3x	6.1x

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At September 30, 2019, we were exposed to market risks related to fluctuations in interest rates on approximately $190,000,000 of variable-rate indebtedness (excludes $610,000,000 of variable-rate debt that has been hedged through interest-rate swap contracts) and on our mortgage and other notes receivable. The unused portion ($300,000,000 at September 30, 2019) of our revolving credit facility, should it be drawn upon, is subject to variable rates.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a 50 basis-point increase or decrease in the interest rate related to variable-rate debt, and assuming no change in the outstanding balance as of September 30, 2019, net interest expense would increase or decrease annually by approximately $950,000 or $0.02 per common share on a diluted basis.

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

The following table sets forth certain information with respect to our debt (dollar amounts in thousands):

	September 30, 2019			December 31, 2018
	Balance[1]	% of total	Rate[3]	Balance[1]	% of total	Rate[3]
Fixed rate:
Convertible senior notes	$120,000	8.2%	3.25%	$120,000	9.3%	3.25%
Unsecured term loans	950,000	65.1%	3.69%	650,000	50.2%	3.99%
HUD mortgage loans[2]	43,591	3.0%	4.04%	44,226	3.4%	4.04%
Fannie Mae loans	95,793	6.6%	3.94%	96,044	7.4%	3.94%
Unsecured revolving credit facility	60,000	4.1%	2.81%	—	—%	—%
Variable rate:
Unsecured term loan	—	—%	—%	300,000	23.2%	3.77%
Unsecured revolving credit facility	190,000	13.0%	3.22%	84,000	6.5%	3.92%
	$1,459,384	100.0%	3.58%	$1,294,270	100.0%	3.88%

[1] Differs from carrying amount due to unamortized discounts and loan costs.
[2] Includes 10 HUD mortgages; rate is a weighted average inclusive of a mortgage insurance premium
[3] Total is weighted average rate

The unsecured term loans in the table above reflect the effect of $50,000,000, $80,000,000, $130,000,000, two $100,000,000 and $150,000,000 notional amount interest rate swaps with maturities of June 2020, and December 2021, that effectively convert variable rate debt to fixed rate debt. These loans bear interest at LIBOR plus a spread, currently a blended 131 basis points, based on our Leverage-Based Applicable Margin, as defined.

To highlight the sensitivity of our convertible senior notes and secured mortgage debt to changes in interest rates, the following summary shows the effects on fair value (“FV”) assuming a parallel shift of 50 basis points (“bps”) in market interest rates for a contract with similar maturities as of September 30, 2019 (dollar amounts in thousands):

	Balance	Fair Value[1]	FV reflecting change in interest rates
Fixed rate:			-50 bps	+50 bps
Private placement term loans - unsecured	$400,000	$405,972	$415,344	$396,848
Convertible senior notes	120,000	124,487	125,443	123,540
Fannie Mae loans	95,793	95,601	98,013	93,253
HUD mortgage loans	43,591	48,653	52,077	45,533
[1] The change in fair value of our fixed rate debt was due primarily to the overall change in interest rates.

At September 30, 2019, the fair value of our mortgage and other notes receivable, discounted for estimated changes in the risk-free rate, was approximately $324,156,000. A 50 basis-point increase in market rates would decrease the estimated fair value of our mortgage and other loans by approximately $13,795,000, while a 50 basis point decrease in such rates would increase their estimated fair value by approximately $5,787,000.

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures. As of September 30, 2019, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities and Exchange Act of 1934, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CAO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the CEO and CAO concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2019.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company successfully completed a migration to new accounting software effective January 1, 2019.

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

The LaSalle Group defaulted on its rent payment in November 2018. We transitioned the properties to a new operator and on April 16, 2019, we placed the five buildings with a new tenant under similar arrangements to those in place over the former Regency buildings, with NHI to receive operating cash flow, after management fees, generated by the facilities pending stabilization. We also commenced litigation for the recovery of certain funds owed under the lease and against the principal executive, Mitch Warren, personally under a guaranty agreement. In the meantime, Autumn Leaves, the manager, has declared bankruptcy under Chapter 11. The litigation is ongoing.

Item 1A. Risk Factors.

During the nine months ended September 30, 2019, there were no material changes to the risk factors that were disclosed in Item 1A of National Health Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date:	November 6, 2019	/s/ D. Eric Mendelsohn
D. Eric Mendelsohn
President and Chief Executive Officer
(duly authorized officer)

Date:	November 6, 2019	/s/ Roger R. Hopkins
Roger R. Hopkins
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)