Form 10-K
period 2019-12-31
NATIONAL HEALTH INVESTORS INC
filed 2020-02-19
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	_____________	to	_____________

Commission File Number 001-10822
National Health Investors Inc
(Exact name of registrant as specified in its charter)

Maryland		62-1470956
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

222 Robert Rose Drive
Murfreesboro	Tennessee	37129
(Address of principal executive offices)		(Zip Code)

(615)	890-9100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	NHI	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of shares of common stock held by non-affiliates on June 30, 2019 (based on the closing price of these shares on the New York Stock Exchange) was approximately $3,495,872,000. There were 44,591,660 shares of the registrant’s common stock outstanding as of February 14, 2020.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2020 annual meeting of stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Form 10-K.

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

*	Legislative, regulatory, or administrative changes could adversely affect us or our security holders;

*	We are exposed to the risk that the cash flows of our tenants and borrowers would be adversely affected by increased liability claims and liability insurance costs;

*	We are exposed to risks associated with our investments in unconsolidated entities, including our lack of sole decision-making authority and our reliance on the financial condition of other interests;

*	We are subject to additional risks related to healthcare operations associated with our investments in unconsolidated entities, which could have a material adverse effect on our results of operations;

*	We are exposed to risks related to environmental laws and the costs associated with liabilities related to hazardous substances;

*	We are exposed to the risk that we may not be fully indemnified by our lessees and borrowers against future litigation;

*	We depend on the success of our future acquisitions and investments;

*	We depend on our ability to reinvest cash in real estate investments in a timely manner and on acceptable terms;

*	We may need to refinance existing debt or incur additional debt in the future, which may not be available on terms acceptable to us;

*
We have covenants related to our indebtedness which impose certain operational limitations and a breach of those covenants could materially adversely affect our financial condition and results of operations;

*	When interest rates increase, our common stock may decline in price;

*	We depend on revenues derived mainly from fixed rate investments in real estate assets, while a portion of our debt used to finance those investments bears interest at variable rates;

*
We are subject to risks related to changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, which may adversely affect interest rates on our current or future indebtedness and may otherwise adversely affect our financial condition and result of operations;

*	We are exposed to the risk that our assets may be subject to impairment charges;

*	We depend on the ability to continue to qualify for taxation as a Real Estate Investment Trust;

*	Complying with REIT requirements may cause us to forego otherwise attractive acquisition opportunities or liquidate otherwise attractive investments, which could materially hinder our performance;

*
We are subject to risks associated with our joint venture investment with Life Care Services for Timber Ridge, an Entrance Fee CCRC, associated with Type A benefits offered to the residents of the joint venture's Entrance Fee community and related accounting requirements;

*
We have ownership limits in our charter with respect to our common stock and other classes of capital stock which may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or might otherwise be in the best interests of our stockholders;

*
We are subject to certain provisions of Maryland law and our charter and bylaws that could hinder, delay or prevent a change in control transaction, even if the transaction involves a premium price for our common stock or our stockholders believe such transaction to be otherwise in their best interests; and

*
If our efforts to maintain the privacy and security of Company information are not successful, we could incur substantial costs and reputational damage, and could become subject to litigation and enforcement actions.

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

At December 31, 2019, we had investments in real estate, mortgage and other notes receivable involving 238 facilities located in 34 states. These investments involve 157 senior housing properties, 76 skilled nursing facilities, 3 hospitals, 2 medical office buildings and other notes receivable. These investments (excluding our corporate office of $2,519,000) consisted of properties with an original cost of $3,072,327,000, rented under triple-net leases to 32 lessees, and $340,143,000 aggregate carrying value of mortgage and other notes receivable due from 11 borrowers.

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

Classification of Properties in our Portfolio

Senior Housing

As of December 31, 2019, our portfolio included 146 senior housing properties (“SHO”) leased to operators and mortgage loans secured by 11 SHOs. The SHOs in our portfolio are either need-driven or discretionary for end users and consist of independent living facilities, assisted living facilities, senior living campuses, and entrance-fee communities which are more fully described below.

Need-Driven Senior Housing

Assisted Living Facilities. As of December 31, 2019, our portfolio included 90 assisted living facilities (“ALF”) leased to operators and mortgage loans secured by 8 ALFs. ALFs are free-standing facilities that provide basic room and board functions for elderly residents. As residents typically receive assistance with activities of daily living such as bathing, grooming, administering medication and memory care services, we consider these facilities to be need-driven senior housing. On-site staff personnel are available to assist in minor medical needs on an as-needed basis. Operators of ALFs are typically paid from private sources without assistance from government. ALFs may be licensed and regulated in some states, but generally do not require the issuance of a Certificate of Need (“CON”) as required for skilled nursing facilities.

Senior Living Campuses. As of December 31, 2019, our portfolio included 14 senior living campuses (“SLC”) leased to operators. SLCs contain one or more buildings that include skilled nursing beds combined with an independent or assisted living facility that provides basic room and board functions for elderly residents. They may also provide assistance to residents with activities of daily living such as bathing, grooming and administering medication. On-site staff personnel are available to assist in minor medical needs on an as-needed basis. As the decision to transition to a senior living campus is typically more than a lifestyle choice and is usually driven by the need to receive some moderate level of care, we consider this facility type to be need-driven. Operators of SLCs are typically paid from private sources and from government programs such as Medicare and Medicaid for skilled nursing residents.

Discretionary Senior Housing

Independent Living Facilities. As of December 31, 2019, our portfolio included 32 independent living facilities (“ILF”) leased to operators. ILFs offer specially designed residential units for active senior adults and provide various ancillary services for their residents including restaurants, activity rooms and social areas. Services provided by ILF operators are generally paid from private sources without assistance from government payors. ILFs may be licensed and regulated in some states, but generally do not require the issuance of a CON as required for skilled nursing facilities. As ILFs typically do not provide assistance with activities of daily living, we consider the decision to transition to an ILF to be discretionary.

Entrance-Fee Communities. As of December 31, 2019, our portfolio included 10 entrance-fee communities (“EFC”) leased to operators and mortgage loans secured by three EFCs. Entrance-fee communities, frequently referred to as continuing care retirement communities, or CCRCs, typically include a combination of detached cottages, an independent living facility, an assisted living facility and a skilled nursing facility on one campus. These communities appeal to residents because there is no need to relocate when health and medical needs change. EFCs are classified as either Type A, B, or C depending upon the amount of healthcare benefits included in the entrance fee. “Type A” EFCs, or “Lifecare” communities, such as the Sagewood community, which secures two of our mortgage loans, and Timber Ridge, held by us as of January 31, 2020, in a joint venture, include substantially all future healthcare costs in the payment of an Entrance Fee and thereafter payment of a set service fee paid monthly. The Entrance Fee is divided into a refundable and non-refundable portion depending upon the Resident’s chosen contract program. The service fee is determined at the time of move-in into an independent living (IL) unit and is subject to certain inflation-based adjustments regardless of the resident’s future care needs. A resident must move into an IL unit initially and not require care at the time of move-in. Thereafter the resident’s care requirements from assisted living to memory care to skilled nursing are provided for. Communities providing a modified healthcare contract offering access to skilled nursing care but only paying for a maximum number of days are referred to as “Type B” EFCs. Finally, “Type C” EFCs, the type which is indicative of ten communities in our lease portfolio and one community securing a mortgage loan, are fee-for-service communities which do not provide any healthcare benefits and correspondingly have the lowest entrance fees. However, monthly fees may be higher to reflect the current healthcare components delivered to each resident. EFC licensure is state-specific, but generally skilled nursing beds included in our EFC portfolio are subject to state licensure and regulation. As the decision to transition to an EFC is typically made as a lifestyle choice and not as the result of a pressing medical concern, we consider the decision to transition to an EFC to be discretionary. Accordingly, the predominant source of revenue for operators of EFCs is from private payor sources.

Medical

As of December 31, 2019, our portfolio included 77 medical facilities leased to operators and mortgage loans secured by 4 medical facilities. The medical facilities within our portfolio consist of skilled nursing facilities, hospitals and medical office buildings, which are more fully described below.

Skilled Nursing Facilities. As of December 31, 2019, our portfolio included 72 skilled nursing facilities (“SNF”) leased to operators and mortgage loans secured by 4 SNFs. SNFs provide some combination of skilled and intermediate nursing and rehabilitative care, including speech, physical and occupational therapy. As the decision to utilize the services of a SNF is typically made as the result of a pressing medical concern, we consider this to be a need-driven medical facility. The operators of the SNFs receive payment from a combination of private pay sources and government payors such as Medicaid and Medicare. SNFs are required to obtain state licenses and are highly regulated at the federal, state and local level. Operators in 11 of the 13 states in which we own SNFs must obtain a CON from the state before opening or expanding such facilities. Some SNFs also include assisted living beds.

Hospitals. As of December 31, 2019, our portfolio included 3 hospitals (“HOSP”) leased to operators. Hospitals provide a wide range of inpatient and outpatient services, including acute psychiatric and rehabilitation services, and are subject to extensive federal, state and local legislation and regulation. Hospitals undergo periodic inspections regarding standards of medical care, equipment and hygiene as a condition of licensure. Services provided by hospitals are generally paid for by a combination of private pay sources and government payors. As the decision to utilize the services of a hospital is typically made as the result of a pressing medical concern, we consider this to be a need-driven medical facility.

Medical Office Buildings. As of December 31, 2019, our portfolio included 2 medical office buildings (“MOB”) leased to operators. MOBs are specifically configured office buildings whose tenants are primarily physicians and other medical practitioners. As the decision to utilize the services of an MOB is typically made as the result of a pressing medical concern, we consider this to be a need-driven medical facility. MOBs differ from conventional office buildings due to the special requirements of the tenants. Each of our MOBs is leased to one lessee and is either physically attached to or located on an acute care hospital campus. The lessee sub-leases individual office space to the physicians or other medical practitioners. The lessee is responsible to us for the lease obligations of the entire building, regardless of their ability to sub-lease the individual office space.

Nature of Investments

Our investments are typically structured as acquisitions of properties through purchase-leaseback transactions, acquisitions of properties from other real estate investors, loans or operations through structures allowed by the REIT Investment Diversification Empowerment Act of 2007 (“RIDEA”). We have provided construction loans for facilities for which we were already committed to provide long-term financing or for which the operator agreed to enter into a purchase option and lease with us upon completion of construction or after the facility is stabilized. The annual lease rates on our leases and the annual interest rates on our mortgage, construction and mezzanine loans ranged between 6% and 13% during 2019. We believe our lease and loan terms are competitive within our peer group. Typical characteristics of these transactions are as follows:

Leases. Our leases generally have an initial leasehold term of 10 to 15 years with one or more 5-year tenant renewal options. The leases are “triple net leases” under which the tenant is responsible for the payment of all taxes, utilities, insurance premiums, repairs and other charges relating to the operation of the properties, including required levels of capital expenditures each year. The tenant is obligated at its expense to keep all improvements, fixtures and other components of the properties covered by “all risk” insurance in an amount equal to at least the full replacement cost thereof, and to maintain specified minimum personal injury and property damage insurance, protecting us as well as the tenant. The leases also require the tenant to indemnify and hold us harmless from all claims resulting from the use, occupancy and related activities of each property by the tenant, and to indemnify us against all costs related to any release, discovery, clean-up and removal of hazardous substances or materials, or other environmental responsibility with respect to each facility.

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

Some of the obligations under the leases are guaranteed by the parent corporation of the lessee, if any, or affiliates or individual principals of the lessee. In some leases, a third-party manager will also guarantee some portion of the lease obligations. Some obligations are backed further by other collateral such as security deposits, trade receivables, equipment, furnishings and other personal property.

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

RIDEA Transactions. Our arrangement with an affiliate of Life Care Services, which we announced on January 7, 2020, and closed in January 2020, is structured to be compliant with the provisions of RIDEA, which permit NHI to receive rent payments through a triple-net lease between a property company and an operating company and give NHI the opportunity to capture additional value on the improving performance of the operating company through distributions to a Taxable REIT Subsidiary (“TRS”). Accordingly, the TRS holds our 25% equity interest in an unconsolidated operating company, and provides an organizational structure that allows the TRS to engage in a broad range of activities and share in revenues that would otherwise be non-qualifying income under the REIT gross income tests. The TRS is subject to state and federal income taxes.

Mortgage loans. We have first mortgage loans with original maturities generally greater than 5 years, with varying amortization schedules from interest-only to fully-amortizing. Most of the loans are at a fixed interest rate; however, some interest rates increase based on a fixed schedule. In most cases, the owner of the facility is committed to make minimum annual capital expenditures for the purpose of maintaining or upgrading their respective facility. Additionally, most of our loans are collateralized by first or second mortgage liens and corporate or personal guarantees. Currently, our mortgage loans carry interest rates which range from 6% to 13%.

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

Construction loans. From time to time, we also provide construction loans that become mortgage loans upon the completion of the construction of the subject facility. We may also obtain a purchase option to acquire the facility at a future date and lease the facility back to the operator. During the term of the construction loan, funds are usually advanced pursuant to draw requests made by the borrower in accordance with the terms and conditions of the loan. Interest is typically assessed on these loans at rates equivalent to the eventual mortgage rate upon conversion. In addition to the security of the lien against the property, we will generally require additional security and collateral in the form of either payment and performance completion bonds or completion guarantees by the borrower’s parent, affiliates of the borrower or one or more of the individuals who control the borrower. We currently have construction loans bearing interest ranging from 7.25% to 9%.

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

Operators of our facilities compete on a local and regional basis with operators of facilities that provide comparable services. Operators compete for residents and/or patients and staff based on quality of care, reputation, location and physical appearance of facilities, services offered, family preference, physicians, staff and price. Competition is with other operators as well as companies managing multiple facilities, some of which are substantially larger and have greater resources than the operators of our facilities. Some of these facilities are operated for profit, while others are owned by governmental agencies or tax exempt not-for-profit entities.

The SNFs which either secure our mortgage loans or we lease to third-party operators receive the majority of their revenues from Medicare, Medicaid and other government payors. From time to time, these facilities have experienced revenue reductions brought about by the enactment of legislation to reduce government costs. In particular, the establishment of a Medicare Prospective Payment System (“PPS”) for SNF services, to replace the cost-based reimbursement system, significantly reduced Medicare reimbursement to SNF providers. While Congress subsequently took steps to mitigate the impact of PPS on SNFs, other federal legislative policies have been adopted and continue to be proposed that would reduce the growth rate of Medicare and/or Medicaid payments to SNFs. Effective October 1, 2019, a Patient Driven Payment Model (“PDPM”) was adopted as a case-mix system for classifying patient information payment groups under PPS. The new model shifts care delivery under Medicare away from fee-for-service, which in the past has based reimbursement on the amount of care provided, to focus on value-based care, which will base reimbursement on clinical complexity and the resident’s conditions and care needs. On August 7, 2019, CMS adopted a net 2.4% increase to Medicare skilled nursing payments for the fiscal year beginning October 1, 2019. We believe a rate increase in line with inflation, along with general demographic growth among the oldest seniors, will help to stabilize lease coverages among our skilled nursing tenants at a time when they are implementing the PDPM. Changes in government reimbursement methodology that reduce reimbursement to levels that are insufficient to cover the operating costs of our lessees and borrowers could indirectly and adversely impact us.

Our senior housing properties generally rely on private-pay residents who may be negatively impacted in an economic downturn. For example, a resident may intend to sell his or her house in order to afford the cost of residing in an ILF or ALF. In addition, the success of these properties is often impacted by the existence of comparable, competing facilities in a local market.

Operator Diversification

For the year ended December 31, 2019, approximately 23% of our portfolio revenue was from publicly-owned operators, 58% was from regional operators, 17% from privately owned national chains and 2% was from smaller operators. We consider the creditworthiness of the operator to be an important factor in underwriting the lease or loan investment, and we generally have the right to approve any changes in operators.

For the year ended December 31, 2019, tenants which provided more than 3% of our total revenues were (in alphabetical order): Bickford Senior Living; Chancellor Health Care; Discovery Senior Living; The Ensign Group; Health Services Management; Holiday Retirement; Life Care Services; National HealthCare Corporation; Senior Living Communities; and Senior Living Management. We make reference to the parent company whenever we describe our business with these tenants, their subsidiaries and/or affiliates regardless of the specific subsidiary entity indicated on the lease or loan documents.

Major Customers

We have four operators, Holiday Retirement (“Holiday”), Senior Living Communities (“Senior Living”), National HealthCare Corporation (“NHC”) and Bickford Senior Living (“Bickford”), from whom we individually derive at least 10% of our total revenues, and 58% collectively.

Holiday

As of December 31, 2019, we leased 26 independent living facilities to Holiday including a $38,000,000 senior housing facility in Vero Beach, Florida which we acquired on January 31, 2019. The master lease, which matures in 2035, was amended in November 2018 and provides for annual lease escalators beginning November 1, 2020, with a floor of 2% and a ceiling of 3%. Of our total revenues, $40,459,000 (13%), $43,311,000 (15%) and $43,817,000 (16%) were derived from Holiday for the years ended December 31, 2019, 2018 and 2017, respectively, including $6,621,000, $5,616,000 and $7,397,000 in straight-line rent income, respectively. Our tenant operates the facilities pursuant to a management agreement with a Holiday-affiliated manager.

Senior Living

As of December 31, 2019, we leased 10 retirement communities totaling 2,068 units to Senior Living. The 15-year master lease, which began in December 2014, contains two 5-year renewal options and provides for an annual escalator of 3%.

Of our total revenues, $46,927,000 (15%), $45,868,000 (16%) and $45,735,000 (16%) in rental income were derived from Senior Living for the years ended December 31, 2019, 2018 and 2017, respectively, including $4,934,000, $5,436,000 and $6,984,000 in straight-line rent income,

In December 2014, we provided a $15,000,000 revolving line of credit, the maturity of which mirrors the 15-year term of the master lease. Borrowings are used to primarily finance construction projects within the Senior Living portfolio, including building additional units. The revolving line of credit facility, which may also be used to meet general working capital needs, was amended as of December 10, 2019, to reduce availability to $12,000,000 with a further reduction in capacity to $7,000,000 beginning January 1, 2022, through lease maturity in December 2029. Also effective December 10, 2019, a sub-limit on the availability of funding for working capital needs was established at $10,000,000 for this loan, extending through January 1, 2022, at which time the limit is to be reduced to $5,000,000. Amounts outstanding under the facility, $5,174,000 at December 31, 2019, bear interest at an annual rate equal to the prevailing 10-year U.S. Treasury rate, 1.92% at December 31, 2019, plus 6%.

In March 2016, we extended two mezzanine loans of up to $12,000,000 and $2,000,000, respectively, to affiliates of Senior Living, to partially fund construction of a 186-unit senior living campus on Daniel Island in South Carolina, which opened in April 2018. The loans bear interest payable monthly at a 10% annual rate and mature in March 2021. The loans were fully drawn at December 31, 2019, and provide NHI with a fixed capitalization rate purchase option on the development upon its meeting certain operational metrics. The option is to remain open during the term of the loans, plus any extensions.

NHC

We lease 42 facilities under two master leases to NHC, a publicly-held company. The facilities leased to NHC consist of 3 independent living facilities and 39 skilled nursing facilities (4 of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC). These facilities are leased to NHC under the terms of an amended master lease agreement originally dated October 17, 1991 (“the 1991 lease”), which includes our 35 legacy properties and a master lease agreement dated August 30, 2013 (“the 2013 lease”), which includes 7 skilled nursing facilities acquired in 2013.

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

Of our total revenues, $38,131,000 (12%), $37,843,000 (13%) and $37,467,000 (13%) in rental income were derived from NHC for the years ended December 31, 2019, 2018 and 2017, respectively.

The chairman of our board of directors is also a director on NHC’s board of directors. As of December 31, 2019, NHC owned 1,630,642 shares of our common stock.

Bickford

As of December 31, 2019, our Bickford lease portfolio consisted of the following (dollars in thousands):

	Lease Expiration
	June 2023	September 2024	May 2031	April 2033	Total
Number of Properties	13	10	19	5	47
2019 Contractual Rent	$11,468	$9,442	$21,838	$4,918	$47,666
2019 Straight Line Rent	358	467	2,903	860	4,588
2019 Lease Incentive Amortization	—	—	(724)	—	(724)
	$11,826	$9,909	$24,017	$5,778	$51,530

On September 10, 2019, NHI amended a master lease, which matures in May 2031 and covers 14 Bickford properties, to change the annual escalator from a fixed percentage to a CPI-based escalator with a floor of 2% and a ceiling of 3%. A four-building portfolio in Minnesota that had been leased by Bickford through September 30, 2019, transitioned to 41 Management, LLC, on October 1, 2019. Also, as of October 1, 2019, a master lease covering ten buildings subject to HUD mortgages was modified to reflect a decrease in monthly rent and provide for CPI-based escalators.

On September 10, 2019, we acquired a 60-unit assisted living/memory care facility located in Gurnee, Illinois, from Bickford. The acquisition price was $15,100,000, including $100,000 in closing costs and the cancellation of an outstanding construction note receivable of $14,035,000, including interest. We leased the building for a term of twelve years at an initial lease rate of 8%, with CPI escalators subject to floor and ceiling. We accounted for the transaction as an asset purchase.

Of our total revenues, $52,570,000 (17%), $50,093,000 (17%) and $41,606,000 (15%) were recognized as rental income from Bickford for the years ended December 31, 2019, 2018 and 2017, respectively, including $4,651,000, $5,028,000 and $5,102,000 in straight-line rent income, respectively.

At December 31, 2019, our construction loans to Bickford are summarized as follows:

Commencement	Rate	Maturity	Commitment	Drawn	Location
January 2017	9%	5 years	$14,000,000	$(14,000,000)	Michigan
January 2018	9%	5 years	14,000,000	(11,804,000)	Virginia
July 2018	9%	5 years	14,700,000	(11,312,000)	Michigan
			$42,700,000	$(37,116,000)

On January 27, 2020, we acquired a 60-unit assisted living/memory care facility located in Shelby, Michigan, from Bickford. The acquisition price was $15,100,000, including $100,000 in closing costs, and the cancellation of an outstanding construction note receivable of $14,091,000, including interest. We added the facility to an existing master lease for a term of twelve years at an initial lease rate of 8%, with CPI escalators subject to a floor and ceiling. We accounted for the transaction as an asset purchase.

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

Commitments and Contingencies

The following tables summarize information as of December 31, 2019 related to our outstanding commitments and contingencies which are more fully described in the notes to the consolidated financial statements.

	Asset Class	Type	Total	Funded	Remaining
Loan Commitments:
LCS Sagewood Note A	SHO	Construction	$118,800,000	$(77,340,000)	$41,460,000
LCS Sagewood Note B	SHO	Construction	61,200,000	(45,938,000)	15,262,000
LCS Timber Ridge Note A	SHO	Construction	60,000,000	(59,350,000)	650,000
Bickford Senior Living	SHO	Construction	28,700,000	(23,116,000)	5,584,000
Senior Living Communities	SHO	Revolving Credit	12,000,000	(5,174,000)	6,826,000
41 Management	SHO	Construction	10,800,000	(6,045,000)	4,755,000
Discovery Senior Living	SHO	Working Capital	750,000	(175,000)	575,000
			$292,250,000	$(217,138,000)	$75,112,000

	Asset Class	Type	Total	Funded	Remaining
Development Commitments:
Ignite Medical Resorts	SNF	Construction	$25,350,000	$(16,903,000)	$8,447,000
Woodland Village	SHO	Construction	7,515,000	(7,425,000)	90,000
Senior Living Communities	SHO	Renovation	9,930,000	(9,067,000)	863,000
Wingate Healthcare	SHO	Renovation	1,900,000	(357,000)	1,543,000
Discovery Senior Living	SHO	Renovation	900,000	—	900,000
Navion Senior Solutions	SHO	Construction	650,000	—	650,000
41 Management	SHO	Renovation	400,000	—	400,000
			$46,645,000	$(33,752,000)	$12,893,000

In addition to the commitments listed above, Discovery PropCo, discussed more fully in Note 2, has committed to funding up to $2,000,000 for the purchase of condominium units located at one of the facilities. As of December 31, 2019, $497,000 had been funded toward the commitment.

	Asset Class	Type	Total	Funded	Remaining
Contingencies:
Comfort Care Senior Living	SHO	Lease Inducement	6,000,000	—	6,000,000
Wingate Healthcare	SHO	Lease Inducement	5,000,000	—	5,000,000
Navion Senior Solutions	SHO	Lease Inducement	4,850,000	(500,000)	4,350,000
Discovery Senior Living	SHO	Lease Inducement	4,000,000	—	4,000,000
Ignite Medical Resorts	SNF	Lease Inducement	2,000,000	—	2,000,000
			$21,850,000	$(500,000)	$21,350,000

Sources of Revenues

General. Our revenues are derived primarily from rental income and mortgage and other note interest income. During 2019, rental income was $294,182,000 (92.5%), and interest income from mortgages and other notes was $22,835,000 (7.2%) on total revenue of $318,081,000, an increase of 8.0% over 2018. Our revenues depend on the operating success of our tenants and borrowers whose source and amount of revenues are determined by (i) the licensed beds or other capacity of the facility, (ii) their occupancy rate, (iii) the extent to which the services provided at each facility are utilized by the residents and patients, (iv) the mix of private pay, Medicare and Medicaid patients, and (v) the rates paid by private payors and by the Medicare and Medicaid programs.

Government Regulation

Medicare and Medicaid. A significant portion of the revenue of our SNF lessees and borrowers is derived from government funded reimbursement programs, such as Medicare and Medicaid. Reimbursement under these programs is subject to periodic payment review and other audit by federal and state authorities. Medicare base rates are uniform nationwide and reimburse skilled nursing facilities under PPS which is based on a predetermined, fixed amount. PPS is an acuity-based classification system that uses nursing and therapy indexes adjusted by geographical wage indexes to calculate per diem rates for each Medicare patient. Payment rates are updated annually and are generally adjusted each October when the federal fiscal year begins. Federal legislative policies have been adopted and continue to be proposed that would provide small increases in annual Medicare payments to skilled nursing facilities. For example, the Centers for Medicare and Medicaid Services (“CMS”) announced the Skilled Nursing Facilities

– PPS final rule for fiscal year 2020 which increased net Medicare payments to SNF operators by only 2.4% beginning October 1, 2019.

Most notably, the new Patient Driven Payment Model (“PDPM”), which replaced the existing RUGs IV model beginning in FY 2020 (effective October 1, 2019), focuses on a resident’s clinical condition and care needs, rather than the volume of care provided.  PDPM is designed to move Medicare towards a more value-based, unified post-acute care payment system that prioritizes the unique care needs of patients and reduces administrative burdens, particularly for performing patient assessments. PDPM is a case-mix classifications system for classifying SNF patients in a Medicare Part A covered stay into payment groups under the SNF PPS.

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

In the past several years, due to rising health care costs, there has been an increased emphasis on detecting and eliminating fraud and abuse in the Medicare and Medicaid programs. Payment of any consideration in exchange for referral of Medicare and Medicaid patients is generally prohibited by federal statute, which subjects violators to severe penalties, including exclusion from the Medicare and Medicaid programs, fines and even prison sentences. In recent years, both federal and state governments have significantly increased investigation and enforcement activity to detect and punish wrongdoers. In addition, legislation has been adopted at both state and federal levels, which severely restrict the ability of physicians to refer patients to entities in which they have a financial interest.

It is anticipated that the trend toward increased investigation and enforcement activity in the area of fraud and abuse, as well as self-referral, will continue in future years. Certain of our investments are with lessees or borrowers that are partially or wholly owned by physicians. In the event that any lessee or borrower were to be found in violation of laws regarding fraud and abuse or self-referral, that lessee’s or borrower’s ability to operate the facility could be jeopardized, which could adversely affect the lessee’s or borrower’s ability to make lease or debt payments to us and could thereby adversely affect us.

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

Investment Policies

Our investment objectives are (i) to provide consistent and growing current income for distribution to our stockholders through investments primarily in healthcare related facilities or in the operations thereof through independent third-party management, (ii) to provide the opportunity to realize capital growth resulting from appreciation, if any, in the residual value of our portfolio properties, and (iii) to preserve and protect stockholders’ capital through a balance of diversity, flexibility and liquidity. There can be no assurance that these objectives will be realized. Our investment policies include making investments in real estate, mortgage and other notes receivable, and joint ventures structured to comply with the provisions of RIDEA.

During 2019, we made commitments to fund new investments in real estate and loans totaling approximately $329,000,000. In making new investments, we consider such factors as (i) the geographic area and type of property, (ii) the location, construction quality, condition and design of the property, (iii) the current and anticipated cash flow and its adequacy to meet operational needs, and lease or mortgage obligations to provide a competitive income return to our investors, (iv) the growth, tax and regulatory environments of the communities in which the properties are located, (v) occupancy and demand for similar facilities in the same or nearby communities, (vi) the quality, experience and creditworthiness of the management operating the facilities located on the property and (vii) the mix of private and government-sponsored residents. There can be no assurances that investments meeting our standards regarding these attributes will be found or closed.

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

Executive Officers of the Company

The table below sets forth the name, position and age of each of our executive officers. Each executive officer is appointed by the Board of Directors, serves at its pleasure and holds office for a term of one year. There is no “family relationship” among any of the named executive officers or with any director. All information is given as of February 14, 2020:

Name	Position	Age
Eric Mendelsohn	President and Chief Executive Officer	58
Kristin S. Gaines	Chief Credit Officer	48
Kevin Pascoe	Chief Investment Officer	39
John Spaid	Chief Financial Officer	60
Ron Reel	Chief Accounting Officer	63

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

John Spaid was named Chief Financial Officer in November 2019. He joined NHI in March 2016 as Executive Vice President of Finance. He oversees the Company’s banking relationships, financial transactions, accounting functions and SEC reporting. Mr. Spaid has over 30 years of experience in real estate, finance and senior housing. Previously, he was with Emeritus Senior Living as a Senior Vice President whose responsibilities included budget and forecasting, debt and lease obligation underwriting, merger and acquisition processes, financial modeling, due diligence, board and investor presentations, employee development and Sarbanes-Oxley compliance. Mr. Spaid has been an independent financial consultant and has also served as the CFO of a regional assisted living and memory care provider in Redmond, Washington. Mr. Spaid holds an MBA from the University of Michigan and a Bachelor of Business Administration from the University of Texas.

Ron Reel began working with NHI in a consulting role during the 2011 year-end close and continued periodically to provide expertise on various projects through 2013, when he joined NHI on a full-time basis as Controller. After six years as Controller, in November 2019, Mr. Reel was named Chief Accounting Officer for NHI. Mr. Reel was an audit partner in the Knoxville office of Rodefer Moss & Co, a regional accounting firm with ten offices in Tennessee, Indiana and Kentucky. Mr. Reel received his Bachelor of Science in Business Administration with a major in Accounting from the University of Tennessee in 1979 and is a CPA licensed in Tennessee.

We have a staff of 17, all reporting to our corporate office in Murfreesboro, TN. Essential services such as internal audit, tax compliance, information technology and legal services are outsourced to third-party professional firms.

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

The Annual Stockholders’ meeting will be held at 12:00 p.m. local time on Wednesday, May 6, 2020 at The View at Fountains, 1500 Medical Center Parkway, Murfreesboro, TN.

ITEM 1A. RISK FACTORS

We depend on the operating success of our tenants and borrowers for collection of our lease and note payments.

Revenues for the operators of our properties are primarily driven by occupancy, Medicare and Medicaid reimbursement and private pay rates. Revenues from government reimbursement have, and may continue to, come under pressure due to reimbursement cuts resulting from federal and state budget shortfalls and constraints. Periods of weak economic growth in the U.S. which affect housing sales, investment returns and personal incomes may adversely affect senior housing occupancy rates. An oversupply of senior housing real estate may also apply downward pressure to the occupancy rates our operators receive. Expenses for the facilities are driven by the costs of labor, food, utilities, taxes, insurance and rent or debt service. Liability insurance and staffing costs continue to increase for our operators. Historically low unemployment has created significant wage pressure for our operators. To the extent any decrease in revenues and/or any increase in operating expenses results in a property not generating enough cash to make scheduled payments to us, our revenues, net income and funds from operations would be adversely affected. Such events and circumstances would cause us to evaluate whether there was an impairment of the real estate or mortgage loan that should be charged to earnings. Such impairment would be measured as the amount by which the carrying amount of the asset exceeded its fair value. Consequently, we might be unable to maintain or increase our current dividend and the market price of our stock may decline.

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

We are exposed to the risk that our tenants and borrowers may become subject to bankruptcy or insolvency proceedings.

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

The successful performance of our real estate investments is materially dependent on the financial stability of our tenants/operators. As of December 31, 2019, approximately 58% of our total revenue is generated by Bickford (17%), Senior Living (16%), Holiday (13%), and NHC (12%). Payment defaults or a decline in the operating performance by these or other tenants/operators could materially and adversely affect our business, financial condition and results of operations and our ability to pay expected dividends to our stockholders. In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. Further, we may not be able to re-lease the property for the rent previously received, or at all, or lease terminations may cause us to sell the property at a loss. The result of any of the foregoing risks could materially and adversely affect our business, financial conditions and results of operations and our ability to make distributions to our stockholders.

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

The tax laws or regulations governing REITs or the administrative interpretations thereof may be amended at any time. We cannot predict if or when any new or amended law, regulation, or administrative interpretation will be adopted, promulgated, or become effective, and any such change may apply retroactively. The last significant legislation affecting REITs came with the passage of The Tax Cuts and Jobs Act, effective for tax years beginning in 2018. We and our security holders may be adversely affected by any new or amended law, regulation, or administrative interpretation.

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

Our investments in unconsolidated entities could be adversely affected by our lack of sole decision-making authority regarding major decisions, our reliance on the financial condition of other interests, any disputes that may arise between us and other partners, and our exposure to potential losses from the actions of partners. Risks of dealing with parties outside NHI include limitations on unilateral major decisions opposed by other interests, the prospect of divergent goals of ownership including disputes regarding management, ownership or disposition of a property, or limitations on the transfer of our interests without the consent of our partners. Risks of the unconsolidated entity extend to areas in which the financial health of our partners may impact our plans. Our partners might become bankrupt or fail to fund their share of required capital contributions, which may hinder significant action in the entity. We may disagree with our partners about decisions affecting a property or the entity itself, which could result in litigation or arbitration that increases our expenses, distracts our officers and directors and disrupts the day-to-day operations of the property, including by delaying important decisions until the dispute is resolved; and finally, we may suffer losses as a result of actions taken by our partners with respect to our investments.

We are subject to additional risks related to healthcare operations associated with our investments in unconsolidated entities, which could have a material adverse effect on our results of operations.

As of January 31, 2020, we have an investment in an unconsolidated entity that is structured to be in compliance with RIDEA. As such, we are exposed to various operational risks with respect to those operating properties that may increase our costs or adversely affect our ability to increase revenues. These risks include fluctuations in resident occupancy, operating expenses, economic conditions; competition; certification and inspection laws, regulations, and standards; the availability of and increases in cost of general and professional liability insurance coverage; litigation; federal, state and local taxes and regulations; costs associated with government investigations and enforcement actions; the availability and increases in cost of labor; and other risks applicable to any operating business. Any one or a combination of these factors may adversely affect our revenue and operations.

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

From time to time, we will have cash available from principal payments on our notes receivable and the sale of properties, including tenant purchase option exercises, under the terms of master leases or similar financial support arrangements. We must reinvest these proceeds, on a timely basis, in health care investments or in qualified short-term investments. We compete for real estate investments with a broad variety of potential investors. This competition for attractive investments may negatively affect our ability to make timely investments on terms acceptable to us. Delays in acquiring properties may negatively impact revenues and the amount of distributions to stockholders.

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

We are subject to risks related to changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, which may adversely affect interest rates on our current or future indebtedness and may otherwise adversely affect our financial condition and result of operations.

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate ("LIBOR"). This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. We have a significant number of debt instruments with attributes that are dependent on LIBOR. The transition from LIBOR to an alternative reference rate could have a material adverse effect on our liquidity, financial condition and results of operations.

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

We are subject to risks associated with our joint venture investment with Life Care Services for Timber Ridge, an Entrance Fee CCRC, associated with Type A benefits offered to the residents of the joint venture's Entrance Fee community and related accounting requirements.

Effective January 31, 2020, we entered into a joint venture with Life Care Services (“LCS”) which consists of two parts, PropCo which owns the real estate and is owned 80% NHI / 20% LCS and OpCo which operates the property and is owned 25% NHI / 75% LCS. Rents received from the OpCo in the RIDEA structure are treated as qualifying rents from real property for REIT tax purposes only if (i) they are paid pursuant to a lease of a “qualified healthcare property” and (ii) the operator qualifies as an “eligible independent contractor,” as defined in the Internal Revenue Code of 1986, as amended (the “Code”). If either of these requirements are not satisfied, then the rents will not be qualifying rents.

As a result of the RIDEA structure, we have an investment in the operations of Timber Ridge. Timber Ridge is a Class A quality, Type A care CCRC. A Type A Entrance Fee community generally means the care of the resident is provided for upon payment of an Entrance Fee and thereafter payment of a set service fee paid monthly. The Entrance Fee is divided into a refundable and non-refundable portion depending upon the Resident’s chosen contract program. The service fee is determined at the time of move-in into an independent living (IL) unit and is subject to certain inflation based adjustments regardless of the resident’s future care needs. A resident must move into an IL unit initially and not require care at the time of move-in. However, thereafter the resident’s care requirements from assisted living to memory care to skilled nursing are provided for. The refundable portion of the upfront Entrance Fee is recorded as a liability on the financial statements of the OpCo. The non-refundable portion of the upfront Entrance Fee is recorded as deferred revenue and amortized over the actuarial life of the resident. We believe we have structured the joint venture in a way that does not require that the OpCo’s financial statements be consolidated into NHI, but if we are unable to properly maintain that structure or become required for any reason to consolidate the OpCo’s financial statements into ours, the results would have a material adverse impact on our financial results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES OWNED OR ASSOCIATED WITH MORTGAGE LOAN INVESTMENTS AS OF DECEMBER 31, 2019

PROPERTIES OWNED
Location	SHO	SNF	HOSP & MOB	Investment
Alabama	1	2	—	$17,260,000
Arizona	—	1	—	7,131,000
Arkansas	2	—	—	49,789,000
California	9	—	1	183,723,000
Colorado	1	—	—	7,600,000
Connecticut	3	—	—	132,918,000
Florida	8	10	1	251,027,000
Georgia	5	—	—	113,065,000
Idaho	4	—	—	29,373,000
Illinois	15	—	—	221,645,000
Indiana	11	—	—	136,867,000
Iowa	10	—	—	63,593,000
Kansas	2	—	—	42,072,000
Kentucky	—	1	1	20,746,000
Louisiana	5	—	—	39,569,000
Maryland	2	—	—	55,431,000
Massachusetts	1	4	—	64,387,000
Michigan	10	—	—	82,377,000
Minnesota	5	—	—	30,740,000
Missouri	1	5	—	27,757,000
Nebraska	4	—	—	34,278,000
New Hampshire	—	3	—	23,688,000
New Jersey	1	—	—	24,380,000
North Carolina	6	—	—	136,079,000
Ohio	8	—	—	131,884,000
Oklahoma	2	—	—	56,238,000
Oregon	8	3	—	134,572,000
Pennsylvania	2	—	—	28,446,000
South Carolina	6	4	—	335,632,000
Tennessee	3	16	1	91,913,000
Texas	2	21	1	322,416,000
Virginia	3	1	—	34,196,000
Washington	6	—	—	104,160,000
Wisconsin	1	1	—	37,375,000
	147	72	5	$3,072,327,000
Corporate Office				2,519,000
				$3,074,846,000

ASSOCIATED WITH MORTGAGE LOAN INVESTMENTS
Location	SHO	SNF	Investment
Arizona	1	—	$121,809,000
Florida	1	—	10,000,000
Indiana	1	—	6,422,000
Michigan	2	—	25,312,000
New Hampshire	1	—	9,948,000
South Carolina	1	—	32,700,000
Virginia	1	4	18,979,000
Washington	1	—	59,166,000
Wisconsin	2	—	9,784,000
	11	4	$294,120,000

10-YEAR LEASE EXPIRATIONS

The following table provides additional information on our leases which are scheduled to expire based on the maturity date contained in the most recent lease agreement or extension. We expect that, prior to maturity, we will negotiate new terms of a lease to either the current tenant or another qualified operator.

				Annualized	Percentage of
	Leases	Rentable	Number	Gross Rent**	Annualized
Year	Expiring	Square Feet*	of Units/Beds	(in thousands)	Gross Rent
2020	6	27,017	407	$2,559	1.0%
2021	7	—	567	3,896	1.5%
2022	4	—	156	4,311	1.6%
2023	15	—	852	14,549	5.4%
2024	13	—	913	12,586	4.7%
2025	3	61,500	132	2,769	1.0%
2026	35	—	4,897	34,227	12.7%
2027	4	—	407	6,832	2.5%
2028	11	—	1,331	10,364	3.9%
2029	31	—	4,149	69,978	26.1%
Thereafter	93	—	8,744	106,475	39.6%
					100.0%
*Rentable Square Feet represents total square footage in two MOB investments.
**Annualized Gross Rent refers to the amount of lease revenue that our portfolio would have generated in 2019 if all leases were in effect for the twelve-month calendar year, regardless of the commencement date, maturity date, or renewals.

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

In June 2018, East Lake Capital Management LLC and certain related entities, including SH-Regency Leasing, LLC (“Regency”) (for three assisted living facilities in Tennessee, Indiana and North Carolina), filed suit against NHI in Texas seeking injunctive and declaratory relief and unspecified monetary damages. NHI responded with counterclaims and filed motions requesting the immediate appointment of a receiver and for pre-judgment possession. Resulting from these claims and counterclaims, on December 6, 2018, the parties entered into an agreement resulting in Regency vacating the facilities in December 2018. Litigation is ongoing.

The LaSalle Group defaulted on its rent payment in November 2018. We transitioned the properties to a new operator on April 16, 2019, with NHI to receive operating cash flow, after management fees, generated by the facilities pending stabilization. We also commenced litigation for the recovery of certain funds owed under the lease and against the principal executive personally, under a guaranty agreement. The LaSalle Group, the former operator of the properties, has declared bankruptcy under Chapter 11. In December 2019, we reached an agreement with TLG Family Management and Mitchell Warren, who, without making any admissions under a joint-liability settlement, have agreed to pay to NHI $2,850,000 over a five-year period, consisting of sixty-one scheduled payments of varying amounts in full settlement of agreed judgments under manager and personal guarantees. We received the first installment of $60,000 in December 2019.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s charter contains certain provisions which are designed to ensure that the Company’s status as a REIT is protected for federal income tax purposes. One of the provisions ensures that any transfer (of shares) which would cause NHI to be beneficially owned by fewer than 100 persons or would cause NHI to be “closely-held” under the Internal Revenue Code would be void which, subject to certain exceptions, result in no stockholder being allowed to own, either directly or indirectly pursuant to certain tax attribution rules, more than 9.9% of the Company’s common stock with the exception of prior agreements in 1991 which were confirmed in writing in 2008 with the Company’s founders Dr. Carl E. Adams and Jennie Mae Adams and their lineal descendants. Based on these agreements, the ownership limit for all other stockholders is approximately 7.5%. If a stockholder’s stock ownership exceeds the limit, then such shares over the limit become Excess Stock within the meaning in the Company’s charter and lose rights to vote and receive dividends in certain situations. Our charter gives our Board of Directors broad powers to prohibit and rescind any attempted transfer in violation of the ownership limits. In addition, W. Andrew Adams’ Excess Holder Agreement also provides that he will not own shares of stock in any tenant of the Company if such ownership would cause the Company to constructively own more than a 9.9% interest in such tenant. The purpose of these provisions is to protect the Company’s status as a REIT for tax purposes.

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

Our common stock is traded on the New York Stock Exchange under the symbol “NHI”. As of February 14, 2020, there were 703 holders of record of shares and 47,830 beneficial owners of shares.

We currently maintain two equity compensation plans: the 2012 Stock Incentive Plan (the “2012 Plan”) and the 2019 Stock Incentive Plan (“the 2019 Plan”). These plans, as amended, have been approved by our stockholders. The following table provides information as of December 31, 2019 about our common stock that may be issued upon the exercise of options under our existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,004,014	$74.35	3,319,669	[1]
Equity compensation plans not approved by security holders	—	$—	—
1 Includes 319,669 shares remaining available for grant under the 2012 Plan and 3,000,000 shares available for grant under the 2019 Plan.

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

	2014	2015	2016	2017	2018	2019
NHI	$100.00	$91.57	$117.41	$125.39	$132.55	$150.51
MSCI	$100.00	$125.84	$120.09	$126.18	$137.03	$140.48
S&P 500	$100.00	$131.49	$125.72	$153.17	$171.49	$173.86

ITEM 6. SELECTED FINANCIAL DATA.

The following table represents our financial information for the five years ended December 31, 2019. This financial information has been derived from our historical financial statements including those for the most recent three years included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with those consolidated financial statements, accompanying footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

(in thousands, except share and per share amounts)
	Years Ended December 31,
STATEMENT OF INCOME DATA:	2019	2018	2017	2016	2015
Revenues	$318,081	$294,612	$278,659	$248,460	$228,948

Income from continuing operations	$160,449	$154,333	$159,365	$152,716	$150,314

Net income	$160,449	$154,333	$159,365	$152,716	$150,314
Net loss (income) attributable to noncontrolling interest	7	—	—	(1,176)	(1,452)
Net income attributable to common stockholders	$160,456	$154,333	$159,365	$151,540	$148,862

PER SHARE DATA:
Basic earnings per common share:
Net income attributable to common stockholders	$3.70	$3.68	$3.90	$3.88	$3.96

Diluted earnings per common share:
Net income attributable to common stockholders	$3.67	$3.67	$3.87	$3.87	$3.95

OTHER DATA:
Common shares outstanding, end of year	44,587,486	42,700,411	41,532,154	39,847,860	38,396,727
Weighted average common shares:
Basic	43,417,828	41,943,873	40,894,219	39,013,412	37,604,594
Diluted	43,703,248	42,091,731	41,151,453	39,155,380	37,644,171

Regular dividends declared per common share	$4.20	$4.00	$3.80	$3.60	$3.40

BALANCE SHEET DATA: (at year end)
Real estate properties, net	$2,560,393	$2,366,882	$2,285,701	$2,159,774	$1,836,807
Mortgages and other notes receivable, net	$340,143	$246,111	$141,486	$133,493	$133,714
Investments in preferred stock and marketable securities	$—	$—	$—	$11,745	$72,744
Assets held for sale, net	$18,420	$—	$—	$—	$1,346
Total assets	$3,042,235	$2,750,570	$2,545,821	$2,403,633	$2,133,218
Debt	$1,440,465	$1,281,675	$1,145,497	$1,115,981	$914,443
Total liabilities	$1,543,983	$1,360,857	$1,223,704	$1,194,043	$990,758
Total equity	$1,498,252	$1,389,713	$1,322,117	$1,209,590	$1,142,460

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is based primarily on the consolidated financial statements of National Health Investors, Inc. for the periods presented and should be read together with the notes thereto contained in this Annual Report on Form 10-K. Other important factors are identified in “Item 1. Business” and “Item 1A. Risk Factors” above. This section of this Annual Report on Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Executive Overview

National Health Investors, Inc., established in 1991 as a Maryland corporation, is a self-managed REIT specializing in sale-leaseback, joint-venture, mortgage and mezzanine financing of need-driven and discretionary senior housing and medical investments. Our portfolio consists of lease, mortgage and other note investments in independent living facilities, assisted living facilities, entrance-fee communities, senior living campuses, skilled nursing facilities, specialty hospitals and medical office buildings. Other investments include a joint venture structured to comply with the provisions of the REIT Investment Diversification Empowerment Act of 2007 (“RIDEA”) through which we invested in facility operations managed by an independent third-party. We have funded our real estate investments primarily through: (1) operating cash flow, (2) debt offerings, including bank lines of credit and term debt, both unsecured and secured, and (3) the sale of equity securities.

Portfolio

At December 31, 2019, we had investments in real estate, mortgage and other notes receivable involving 238 facilities located in 34 states. These investments involve 157 senior housing properties, 76 skilled nursing facilities, 3 hospitals, 2 medical office buildings and other notes receivable. These investments (excluding our corporate office of $2,519,000) consisted of properties with an original cost of $3,072,327,000 rented under triple-net leases to 32 lessees, and $340,143,000 aggregate carrying value of mortgage and other notes receivable due from 11 borrowers.

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

Senior Housing – Need-Driven includes assisted living and memory care facilities (“ALF”) and senior living campuses (“SLC”) which primarily attract private payment for services from residents who require assistance with activities of daily living. Need-driven properties are subject to regulatory oversight.

Senior Housing – Discretionary includes independent living facilities (“ILF”) and entrance-fee communities (“EFC”) which primarily attract private payment for services from residents who are making the lifestyle choice of living in an age-restricted multi-family community that offers social programs, meals, housekeeping and in some cases access to healthcare services. Discretionary properties are subject to limited regulatory oversight. There is a correlation between demand for this type of community and the strength of the housing market.

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

The following tables summarize our investments in real estate and mortgage and other notes receivable as of December 31, 2019 (dollars in thousands):

Real Estate Properties	Properties	Beds/Sq. Ft.*	Revenue	%	Investment
Senior Housing - Need-Driven
Assisted Living	90	4,940	$77,104	24.2%	$908,741
Senior Living Campus	14	1,976	20,869	6.6%	304,593
Total Senior Housing - Need-Driven	104	6,916	97,973	30.8%	1,213,334
Senior Housing - Discretionary
Independent Living	32	3,703	46,534	14.6%	599,321
Entrance-Fee Communities	10	2,306	51,201	16.1%	605,093
Total Senior Housing - Discretionary	42	6,009	97,735	30.7%	1,204,414
Total Senior Housing	146	12,925	195,708	61.5%	2,417,748
Medical Facilities
Skilled Nursing Facilities	72	9,433	79,594	25.0%	588,122
Hospitals	3	207	7,991	2.5%	55,971
Medical Office Buildings	2	88,517	667	0.2%	10,486
Total Medical Facilities	77		88,252	27.7%	654,579
Total Real Estate Properties	223		283,960	89.2%	$3,072,327
Current Year Disposals and Held for Sale			4,424
Escrow Funds Received From Tenants			5,798
Total Rental Income			294,182

Mortgage and Other Notes Receivable
Senior Housing - Need-Driven	8	487	4,592	1.5%	$73,271
Senior Housing - Discretionary	3	1,105	13,337	4.2%	213,675
Medical Facilities	4	270	660	0.2%	7,174
Other Notes Receivable	—	—	4,246	1.3%	46,023
Total Mortgage and Other Notes Receivable	15	1,862	22,835	7.2%	$340,143
Current Year Note Payoffs			863
Other Income			201
Total Revenue			$318,081

Portfolio Summary	Properties	Beds/Sq. Ft.*	Revenue	%	Investment
Real Estate Properties	223		$283,960	92.6%	$3,072,327
Mortgage and Other Notes Receivable	15		22,835	7.4%	340,143
Total Portfolio	238		$306,795	100.0%	$3,412,470

Portfolio by Operator Type
Public	66		$70,439	23.0%	$511,294
National Chain (Privately-Owned)	28		52,572	17.1%	712,353
Regional	131		178,497	58.2%	2,071,507
Small	13		5,287	1.7%	117,316
Total Portfolio	238		$306,795	100.0%	$3,412,470

For the year ended December 31, 2019, our tenants who provided more than 3% of our total revenues were (parent company, in alphabetical order): Bickford Senior Living; Chancellor Health Care; Discovery Senior Living; The Ensign Group; Health Services Management; Holiday Retirement; Life Care Services; National HealthCare Corporation; Senior Living Communities; and Senior Living Management.

As of December 31, 2019, our average effective annualized rental income was $8,427 per bed for SNFs, $16,200 per unit for ALFs, $12,689 per unit for ILFs, $22,232 per unit for EFCs, $38,604 per bed for hospitals, and $8 per square foot for MOBs.

Areas of Focus

We are evaluating and will likely make additional real estate and note investments in 2020 while we continue to monitor and improve our existing properties. We seek tenants who will become mission-oriented partners in relationships where our business goals are aligned. This approach fuels what we believe is, enduring growth for those partners and for NHI. Within the context of our growth model, we rely on cost-effective access to debt and equity capital to finance the acquisitions that drive our earnings. There is significant competition for healthcare assets from other REITs, both public and private, and from private equity sources. Large-scale portfolios continue to command premium pricing, due to the continued abundance of private and foreign buyers seeking to invest in healthcare real estate. This combination of circumstances creates pressure on our ability to execute acquisitions and negotiate leases that generate meaningful earnings growth for our shareholders. We emphasize growth with our existing tenants and borrowers as a way to mitigate the impact of competition.

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

For the year ended December 31, 2019, approximately 25.2% of our revenue was derived from operators of our skilled nursing facilities that receive a significant portion of their revenue from governmental payors, primarily Medicare and Medicaid. Such revenues are subject annually to statutory and regulatory changes and in recent years have been reduced due to federal and state budgetary pressures. Over the past five years, we have selectively diversified our portfolio by directing a significant portion of our investments into properties which do not rely primarily on Medicare and Medicaid reimbursement, but rather on private pay sources (assisted living and memory care facilities, senior living campuses, independent living facilities and entrance-fee communities). We will occasionally acquire skilled nursing facilities in good physical condition with a proven operator and strong local market fundamentals, because diversification implies a periodic rebalancing, but our recent investment focus has been on acquiring need-driven and discretionary senior housing assets.

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

Our dividends per share for the last three years are as follows:

2019	2018	2017
$4.20	$4.00	$3.80

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

We calculate our fixed charge coverage ratio as approximately 5.4x for the year ended December 31, 2019 (see our discussion below under the heading Adjusted EBITDA along with a reconciliation to our net income). Giving effect to our acquisitions and financings on an annualized basis, our consolidated net debt to Adjusted EBITDA ratio is approximately 4.7x for the year ended December 31, 2019 (dollars in thousands):

Consolidated Total Debt	$1,440,465
Less: cash and cash equivalents	(5,215)
Consolidated Net Debt	$1,435,250

Adjusted EBITDA	$298,437
Annualized impact of recent investments	6,298
	$304,735

Consolidated Net Debt to Adjusted EBITDA	4.7	x

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

Equipped with the basics of financial security, many will be economically able to enter the market for senior housing. These strong demographic trends provide the context for continued growth in senior housing in 2020 and the years ahead. We plan to fund any new real estate and mortgage investments during 2020 using our liquid assets and debt financing. As the weight of additional debt resulting from new acquisitions suggests the need to rebalance our capital structure, we would then expect to access the capital markets through an at-the-market (“ATM”) or other equity offering. Our disciplined investment strategy implemented through measured increments of debt and equity sets the stage for access to capital at the lowest possible rates, annual dividend growth, continued low leverage, a portfolio of diversified, high-quality assets, and business relationships with experienced operators whom we make our priority, continue to be the key drivers of our business plan.

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

Lease accounting standards require that, for purposes of lease classification, we assess whether the lease, by its terms, transfers substantially all of the fair value of the asset under lease. This consideration will drive accounting for the alternative classifications among either operating, sales, or direct financing types of leases. For classification purposes, we distinguish cash flows that follow under terms of the lease from those that will derive, subsequent to the lease, from the ultimate disposition or re-deployment of the asset. From this segregation of the sources of cash flow, we are able to establish whether the lease is, in essence, a sale or financing in its having transferred substantially all of the fair value of the leased asset. Accordingly, management’s projected residual values represent significant assumptions in our accounting for leases.

While we do not incorporate residual value guarantees in our lease provisions, the contractual structure of other provisions provides a basis for expectations of realizable value from our properties, upon expiration of their lease terms. We additionally consider historical, demographic and market trends in developing our estimates. For each new lease, we discount our estimate of unguaranteed residual value and include this amount along with the stream of lease payments (also discounted) called for in the lease. We assess the stream of lease payments and the value deriving from eventual return of our property to establish whether the lease payments themselves comprise a return of substantially all of the fair value of the property under lease. We do not use a “bright line” in considering what constitutes “substantially all of the fair value,” but we undertake heightened vigilance in our assessment when the lease payments approach 90% of the composition of all future cash flows expected from the asset.

For our mortgage and other notes receivable, we evaluate the estimated collectibility of contractual loan payments and general economic conditions on an instrument-by-instrument basis. We review our notes receivable for ability to realize on such notes when events or circumstances, including the non-receipt of contractual principal and interest payments, significant deteriorations of the financial condition of the borrower and significant adverse changes in general economic conditions, indicate that the carrying amount of the note receivable may not be recoverable. If necessary, impairment is measured as the amount by which the carrying amount exceeds the fair value as measured by the discounted cash flows expected to be received under the note receivable or, if foreclosure is probable, the fair value of the collateral securing the note receivable. For fiscal periods beginning after December 15, 2019, our evaluation of the notes receivable in which we have invested will shift to a current expected loss approach. Under this new approach, which differs from the legacy incurred loss model, we will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. In developing our expectation of losses, we will consider financial assets that share similar risk characteristics such as rate, age, type, location on a collective basis. Other note investments which do not share common features will continue to be evaluated on an instrument-by-instrument basis.

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

REIT Qualification

As part of the process of preparing our consolidated financial statements, significant management judgment is required to evaluate our compliance with REIT requirements. Our determinations are based on interpretation of tax laws, and our conclusions may have an impact on the income tax expense recognized. We believe that we have operated our business so as to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will be able to so qualify at all times. As of January 31, 2020, we began participating in a taxable REIT subsidiary under a joint venture structured to comply with the provisions of the RIDEA through which we invested in facility operations managed by independent third-parties. We record income tax expense or benefit with respect to the subsidiary which is taxed under provisions similar to those applicable to regular corporations. Aside from such income taxes that may be applicable to the taxable income in our taxable REIT subsidiary, we are not subject to U.S. federal income tax, provided that we continue to qualify as a REIT and make distributions to stockholders equal to or in excess of our taxable income. This treatment substantially eliminates the “double taxation” (at the corporate and stockholder levels) that typically applies to corporate dividends. Our failure to continue to qualify under the applicable REIT qualification rules and regulations would cause us to owe state and federal income taxes and would have a material adverse impact on our financial position, results of operations and cash flows.

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

Real Estate Properties

Real property we develop is recorded at cost, including the capitalization of interest during construction. The cost of real property investments we acquire is allocated to net tangible and identifiable intangible assets and liabilities based on their relative fair values. We make estimates as part of our allocation of the purchase price of acquisitions to the various components of the acquisition based upon the fair value of each component. For properties acquired in transactions accounted for as asset purchases, the purchase price, which includes transaction costs, is allocated based on the relative fair values of the assets and liabilities acquired. Cost includes the amount of contingent consideration, if any, deemed to be probable at the acquisition date. Contingent consideration is deemed to be probable to the extent that a significant reversal in amounts recognized is not likely to occur when the uncertainty associated with the contingent consideration is subsequently resolved. The most significant components of our allocations are typically the allocation of fair value to land, equipment, buildings and other improvements, and intangible assets and liabilities, if any. Our estimates of the values of these components will affect the amount of depreciation and amortization we record over the estimated useful life of the property acquired or the remaining lease term.

Our leases are typically structured as “triple net leases” on single-tenant properties having an initial leasehold term of 10 to 15 years with one or more 5-year renewal options. As such, there may be reporting periods in which we experience few, if any, lease renewals or expirations. During the year ended December 31, 2019, we modified a master lease governing ten properties held by Bickford and subject to HUD-guaranteed mortgages as well as another Bickford master lease covering thirteen properties. There were no additional renewing or expiring leases.

Most of our existing leases contain annual escalators in rent payments. For financial statement purposes, rental income is recognized on a straight-line basis over the term of the lease. Certain of our operators hold purchase options allowing them to acquire properties they currently lease from NHI. Typically, for options open or coming open in the short term, we are engaged in negotiations to continue as lessor or in some other capacity.

We adjust rental income for the amortization of payment of contingent lease incentives. Amortization of these payments against revenues was $845,000, $387,000 and $119,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

Major Tenants

As discussed in Note 2 to the consolidated financial statements, we have four lessees (including their affiliated entities, which are the legal tenants) from whom we individually derive at least 10% of our rental income as follows (dollars in thousands):

		Original	Rental Income
		Investment	Year Ended December 31,				Lease
	Asset Class	Amount	2019		2018		Renewal
Senior Living Communities	EFC	$573,631	$46,927	16%	$45,868	16%	2029
Bickford Senior Living	ALF	519,276	52,570	18%	50,093	18%	Various
Holiday Retirement	ILF	531,378	40,459	14%	43,311	15%	2035
National HealthCare Corporation	SNF	171,297	38,131	13%	37,843	13%	2026
All others	Various	1,276,745	116,095	39%	103,698	38%	Various
		$3,072,327	$294,182		$280,813

Straight-line rent of $4,934,000 and $5,436,000 was recognized from the Senior Living lease for the years ended December 31, 2019 and 2018, respectively. Straight-line rent of $4,651,000 and $5,028,000 was recognized from the Bickford leases for the years ended December 31, 2019 and 2018, respectively. Straight-line rent of $6,621,000 and $5,616,000 was recognized from the Holiday lease for the years ended December 31, 2019 and 2018, respectively. For NHC, rent escalations are based on a percentage increase in revenue over a base year and do not give rise to non-cash, straight-line rental income.

Bickford

We are closely monitoring the occupancy and financial performance of our major customer Bickford. Their management is focused on improving occupancy in the Company’s facilities and have been successful through 2019. Bickford is also an active developer of new facilities in underserved markets.

The following table summarizes the average portfolio occupancy for the periods indicated, excluding development properties in operation less than 24 months, notes receivable, assets held for sale and the four Minnesota properties recently transitioned to a new operator. Same-store (SS) occupancy excludes properties that have been operated by Bickford for less than 24 months.

	Property Count	4Q18	1Q19	2Q19	3Q19	4Q19	December 2019
Bickford	45	84.5%	83.1%	84.5%	86.0%	86.1%	85.3%
Bickford (SS)	40	86.1%	84.6%	86.5%	88.4%	88.4%	87.5%

In addition to closely monitoring the occupancy and financial performance of Bickford, NHI has either completed or is currently undertaking certain measures which we believe will improve the financial and operational strength of Bickford. Examples of these measures include:

•
The contemplated sale of two assisted living communities to Bickford. NHI expects to sell the buildings, which are currently classified as held for sale, to Bickford by the end of Q1 2020. NHI will in turn provide a senior note to Bickford for the purchase of these facilities which largely preserves cash flow generated from these communities until they are refinanced by Bickford.

•
The transition of four properties in Minnesota to another existing NHI operator. NHI transitioned the lease of these four properties on October 1, 2019 which were outside of Bickford’s existing geographic footprint. We believe this transition better aligns Bickford with markets in which they have deeper experience and improves their longer term cash flow. The transition eliminates Bickford’s purchase option while extending the lease by seven years with renewal options.

•
The amendment to lease escalators on certain Bickford properties. Effective September 1, 2019, NHI amended a master lease covering 14 Bickford properties. Included in the amendment, NHI changed the annual escalator from a fixed percentage to a CPI-based escalator with a floor of 2% and a ceiling of 3%.

•
NHI’s purchase option price on the Gurnee community was reduced to $15.1 million while the initial yield was reduced to 8.0%. As noted in Note 2 to the consolidated financial statements, NHI exercised the purchase option on the Gurnee, IL facility on September 10, 2019. NHI exercised a similar purchase option on a 60-unit Bickford-developed community in Shelby, MI as discussed in the Note 15 to the consolidated financial statements.

•
For our Bickford communities secured by HUD financing, as of October 1, 2019, we amended the master lease to better align rates with the current market, a change of approximately $100,000 per quarter or 0.1% of our total revenues. Included in the amendment, NHI changed the annual escalator from a fixed percentage to a CPI-based escalator with a floor of 2% and a ceiling of 3%.

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

We believe that EBITDARM is a useful way to analyze the cash potential of a group of assets. From EBITDARM we calculate a coverage ratio (EBITDARM/Cash Rent), measuring the ability of the operator to meet its monthly obligation. In addition to EBITDARM and the coverage ratio, we rely on, a careful balance sheet analysis, and other analytical procedures to help us identify potential areas of concern relative to our operators’ ability to generate sufficient liquidity to meet their obligations, including their obligation to continue to pay the amount due to us. Typical among our operators is a varying lag in reporting to us the results of their operations. Across our portfolio, however, our operators report their results, typically within either 30 or 45 days and at the latest, within ninety days of month’s end. For computational purposes, we exclude development and lease-up properties that have been in operation less than 24 months and selected immaterial properties identified in 2019 as available for sale. For stabilized acquisitions in the portfolio less than 24 months and renewing leases with changes in scheduled rent, we include pro forma cash rent. Same-store portfolio coverage excludes properties that have transitioned operators in past 24 months.

The results by asset type are presented below on a trailing twelve-month basis, as of September 30, 2019 and 2018 (the most recent periods available):

Total Portfolio

	SHO	SNF	HOSP	MOB	TOTAL
Properties	129	74	3	2	208
3Q18	1.23x	2.55x	1.66x	4.12x	1.65x
3Q19	1.14x	2.73x	1.95x	5.61x	1.66x

	Need Driven	Need Driven excl. Bickford	Discretionary	Discretionary excl. SLC & Holiday	Medical	Medical excl. NHC
Properties	91	46	38	3	79	37
3Q18	1.17x	1.18x	1.29x	2.24x	2.48x	1.58x
3Q19	1.10x	1.13x	1.19x	1.61x	2.68x	1.92x

	NHC	SLC	Bickford	Holiday
Properties	42	9	45	26
3Q18	3.67x	1.28x	1.15x	1.18x
3Q19	3.69x	1.10x	1.07x	1.21x

Same-Store Portfolio

	SHO	SNF	HOSP	MOB	Total
Properties	117	74	2	2	195
3Q18	1.24x	2.55x	1.21x	4.12x	1.66x
3Q19	1.16x	2.73x	1.60x	5.61x	1.68x

	Need Driven	Need Driven excl. Bickford	Discretionary	Discretionary excl. SLC & Holiday	Medical	Medical excl. NHC
Properties	80	40	37	2	78	36
3Q18	1.20x	1.19x	1.29x	2.37x	2.48x	1.52x
3Q19	1.13x	1.15x	1.19x	1.72x	2.68x	1.88x

	NHC	SLC	Bickford	Holiday
Properties	42	9	40	26
3Q18	3.67x	1.28x	1.20x	1.18x
3Q19	3.69x	1.10x	1.12x	1.21x
NHC based on corporate-level FCCR and includes 3 independent living facilities

Fluctuations in portfolio coverage are a result of market and economic trends, local market competition, and regulatory factors as well as the operational success of our tenants. We use the results of individual leases to inform our decision making with respect to specific tenants, but trends described above by property type and operator bear analysis. Our Need-Driven SHO portfolio shows a decline brought about primarily by a softening in occupancy within particular markets, as well as rising wage pressures. For many of the affected operators, as is typical of our portfolio in general, NHI has security deposits in place and/or corporate guarantees should actual cash rental shortfalls eventually materialize. In certain instances, our operators may increase their security deposits with us in an amount equal to the coverage shortfall, and, upon subsequent compliance with the required lease coverage ratio, the operator would then be entitled to a full refund. The metrics presented in the tables above give no effect to the presence of these security deposits. For Skilled Nursing, coverage in the Medical category of our portfolio has improved due to the impact of four new Ensign developments reaching stabilization. Each MOB’s coverage is driven by the underlying performance of its on-campus hospital as the tenant or guarantor under the lease. As a result, it is typical for MOB operations to have large fluctuations in coverage resulting from hospital operations.

Potential Effects of Medicare Reimbursement

Our SNF operators receive a significant portion of their revenues from governmental payors, primarily Medicare (federal) and Medicaid (states). Changes in reimbursement rates and limits on the scope of services reimbursed to skilled nursing facilities could have a material impact on the operators’ liquidity and financial condition. On August 1, 2018, the Centers for Medicare and Medicaid Services (“CMS”) announced the CMS Skilled Nursing Prospective Payment System (“PPS”) final rule whereby, effective October 1, 2019, a Patient Driven Payment Model (“PDPM”) was adopted as a case-mix system for classifying patient information payment groups under PPS. The new model shifts care delivery under Medicare away from fee-for-service, which in the past has based reimbursement on the amount of care provided, to focus on value-based care, which will base reimbursement on clinical complexity and the resident’s conditions and care needs. On August 7, 2019, CMS adopted a net 2.4% increase to Medicare skilled nursing payments for the fiscal year beginning October 1, 2019. We believe a rate increase in line with inflation, along with general demographic growth among the oldest seniors, will help to stabilize lease coverages among our skilled nursing tenants at a time when they are implementing the PDPM. Changes in government reimbursement methodology that reduce reimbursement to levels that are insufficient to cover the operating costs of our lessees and borrowers could indirectly and adversely impact us.

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

Investment Highlights

Since January 1, 2019, we have made or announced the following real estate and note investments (dollars in thousands):

	Date	Properties	Asset Class	Amount
2019
Lease Investments
Wingate Healthcare	January 2019	1	SHO	$52,200
Holiday Retirement	January 2019	1	SHO	38,000
Comfort Care Senior Living	April 2019	1	SHO	10,800
Comfort Care Senior Living	May 2019	1	SHO	13,500
Discovery Senior Living	May 2019	6	SHO	127,917
Cappella Living Solutions	July 2019	1	SHO	7,600
Bickford Senior Living	September 2019	1	SHO	15,100
41 Management	December 2019	1	SHO	9,340

Note Investments
Senior Living Communities	June 2019	1	SHO	32,700
41 Management	June 2019	1	SHO	10,800
Discovery Senior Living	July 2019	1	SHO	750
Discovery Senior Living	August 2019	1	SHO	6,423
41 Management	December 2019	1	SHO	3,870
				$329,000

2020
Life Care Services - RIDEA	January 2020	1	SHO	$138,392
Bickford Senior Living	January 2020	1	SHO	15,100
				$153,492

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

On January 31, 2019, we acquired a senior housing facility in Vero Beach, Florida from Holiday consisting of 157 independent living and 71 assisted living units in exchange for $38,000,000 toward the $55,125,000 receivable arising from the lease amendment, discussed above. The property was added to the master lease at a 6.71% lease rate. Under the restructured master lease, annual lease escalators ranging from 2% to 3%, based on portfolio revenue growth, will go into effect on November 1, 2020. Holiday settled the remaining commitment to NHI with cash of $17,125,000 at closing. Receipt of the Vero Beach property and collection of remaining commitment in cash was recognized as adjustments to outstanding Holiday lease receivable and resulted in the change of our straight-line receivable from Holiday at the beginning of the year into a straight-line payable, which is included in the accompanying Consolidated Balance Sheet at December 31, 2019 as “deferred income.”

Comfort Care

On April 30, 2019, we acquired a newly-constructed 60-unit assisted living facility in Shelby, Michigan which has 14 newly-constructed memory care units currently undergoing stabilization. The total commitment of $10,800,000 includes $9,560,000 funded at closing with the remaining amount to be funded once certain post closing and construction requirements are met. On May 20, 2019, we acquired a property in Brighton, Michigan, consisting of 73 assisted living/memory care units. The purchase price for the Brighton acquisition was $13,500,000, inclusive of $13,000,000 funded at closing with the remaining amount to be funded once certain post closing and construction requirements are met. We leased the properties to Comfort Care Senior Living (“Comfort Care”), under leases which provide for initial lease rate of 7.75%, with annual fixed escalators beginning in year three over the term of ten years plus two five-year renewal options. Each lease includes a $3,000,000 earnout incentive which will be added to the lease base if funded. We accounted for the acquisitions as asset purchases.

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

Discovery is eligible, beginning in 2023, for up to $4,000,000 of lease inducement payments upon meeting specified performance metrics. Inducement payments funded under the agreement will be added to the lease base. Additionally, PropCo has committed to Discovery for funding up to $2,000,000 toward the purchase of condominium units located at one of the facilities, $969,000 of which has been funded in total as a result of transactions in November 2019 and January 2020. The total purchase price for the properties acquired, as discussed above, was allocated to the tangible assets based upon their relative fair values consisting of $6,301,000 to the land and $121,616,000 to the buildings and improvements. We accounted for the transaction as an asset purchase.

As the managing member, NHI manages Discovery PropCo, subject to certain consent rights of Discovery for significant business decisions. Because of our control of Discovery PropCo, we include its assets, liabilities, noncontrolling interest and operations in our consolidated financial statements.

On August 30, 2019, NHI extended a senior mortgage loan of $6,423,000 at 7% annual interest to affiliates of Discovery to acquire a senior housing facility in Indiana for which Discovery PropCo, will have the option to purchase at stabilization. The facility consists of 52 assisted living units and 22 memory care units. As discussed below under the caption “Tenant Transitioning,” effective July 1, 2019, NHI provided an additional working capital loan for amounts up to $750,000 at an interest rate of 6.5%.

Cappella

On July 23, 2019, for $7,600,000 including $100,000 of closing costs, we acquired a 54-unit assisted living facility in Pueblo, Colorado. We leased the facility to Christian Living Services, Inc., d/b/a Cappella Living Solutions, for a term of fifteen years at an initial lease rate of 7.25%, with CPI escalators subject to floor and ceiling. We accounted for this transaction as an asset purchase.

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

As part of a geographical realignment by Bickford, we transitioned four Minnesota properties on October 1, 2019, to 41 Management, discussed below. Bickford has agreed to fund a monthly lease termination fee through December 2020, totaling $734,000. Additionally, two Bickford properties were reclassified during the year as held-for-sale.

On January 27, 2020, we acquired a 60-unit assisted living/memory care facility located in Shelby, Michigan, from Bickford. The acquisition price was $15,100,000, including $100,000 in closing costs, and the cancellation of an outstanding construction note receivable of $14,091,000, including interest. We added the facility to an existing master lease for a term of twelve years at an initial lease rate of 8%, with CPI escalators subject to a floor and ceiling. We accounted for the transaction as an asset purchase.

41 Management

On June 14, 2019, we committed to providing first mortgage financing to 41 Management, LLC for up to $10,800,000 to fund the construction of a 51-unit assisted living facility in Wisconsin. The loan carries an interest rate of 8.50% for its term of five years, subject to two renewals of one year each. The agreement includes a purchase option, which is to open upon stabilization of the facility. Additional security on the loan includes personal and corporate guarantees and the funding of a $2,400,000 working capital escrow. The total amount funded on the note was $6,045,000 as of December 31, 2019.

On December 20, 2019, we extended a second mortgage loan of $3,870,000 to 41 Management to refinance the subordinated debt on a newly constructed 43-unit assisted living/memory care facility in Wisconsin. The loan provides for interest of 13% and a one-year maturity plus two renewal terms at the option of the borrower. The loan is secured by corporate and personal guarantees. Upon stabilization, NHI has the option to purchase the facility at fair market value based on a metric-driven formula.

As part of Bickford’s geographical realignment mentioned above, we transitioned four Minnesota properties on October 1, 2019, to 41 Management. The transitioned properties are under a master lease which calls for total first-year rent of $906,000 and includes our commitment to make available up to $400,000 in targeted improvements. The lease term of 15 years has two renewal options of five years each and an initial rate of 7.0%. Under the master lease, escalators are fixed at 2.5%, and the lease is secured by corporate and personal guarantees. On December 27, 2019, for a cash purchase price of $9,340,000, including closing costs of $140,000, we acquired a 48 unit assisted living and memory care facility in the St. Paul, Minnesota area. The St. Paul facility was added to the existing master lease described above. We accounted for the St. Paul transaction as an asset purchase.

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

Life Care Services

On January 31, 2020, in a joint venture transaction, we acquired an 80% interest in a 401-unit Continuing Care Retirement Community (CCRC) comprising 330 independent living units, 26 assisted living/memory care units and 45 skilled nursing beds.

Additionally, the transaction conveyed to NHI a 25% interest in the operations of the community. The transaction arose as the culmination of a relationship beginning in 2015 in which NHI provided LCS Timber Ridge, LLC, (“LCS”), and its JV partner, Westminster-LCS, LLC, (“Westminster”), with a senior mortgage loan on the Timber Ridge campus in the Seattle area. Proceeds of the loan were used to facilitate expansion of the community to 401 units. By terms of the 2015 agreement, NHI acquired a fair-value purchase option on the property.

Consideration given for NHI’s interest in the joint venture was $124,989,000 and included assignment from the divesting owners of debt having a current carrying value of $59,350,000. To fund the transaction, NHI provided an additional loan of $21,650,000, leaving total debt in the project of $81,000,000, bearing interest to NHI at 5.75%. Further, NHI paid $43,114,000 for an 80% equity stake in the property company (“PropCo”), and we provided initial capitalization totaling $875,000 for the operating company (“OpCo”). LCS paid $10,778,000 for its 20% equity stake in PropCo and provided $2,625,000 in initial capitalization of the operations in return for a 75% equity participation in OpCo.

The lease between PropCo and OpCo carries a rate of 6.75% for an initial term of seven years plus renewal options and has a CPI-based lease escalator, subject to floor and ceiling. Including interest payments on debt funded by NHI and our lease participation in the PropCo JV, as detailed above, NHI is entitled to $8,216,000 in the first twelve months plus 25% of the remaining OpCo cash flow. The total enterprise capitalization was $138,392,000 for the OpCo and PropCo entities, as discussed above, of which $124,989,000 was allocated to our interest in the tangible assets of PropCo and equity interest in OpCo, based upon their relative fair values.

Other Portfolio Activity

Tenant Transitioning

We have completed the contractual transition of three lease portfolios to new tenants following a period of non-compliance by the former operators. The portfolios consist of three former SH-Regency Leasing, LLC (“Regency”) buildings, five former LaSalle Group buildings and one facility formerly leased to Landmark Senior Living (“Landmark”). To expedite stabilization of the facilities, we committed to specified income-generating capital expenditures for the re-branding and refurbishment of certain of these properties. The new leases for the former Regency and LaSalle facilities each specify initial periods during which rental income to NHI shall be based on net operating income (“NOI”), after deduction of management fees. Following the initial periods, each lease converts to a structured payment based on a fair-value calculation.

The former Regency buildings have been leased to three operators, Senior Living Communities, Discovery, and Vitality MC TN, LLC (“Vitality”). Of our total revenues, $1,277,000 (0.4%), $5,103,000 (1.7%) and $5,466,000 (2.0%) in rental income were derived from the three former Regency buildings for the years ended December 31, 2019, 2018 and 2017, respectively.

Effective July 1, 2019 we transitioned one of the three Regency buildings located in Indiana, an independent living/assisted living facility, to Discovery in conjunction with our other properties in transition. The triple-net lease matures in June 2024 with two five-year options to extend. Rent is initially based on net operating income. Beginning in 2022, rent is to reset to the greater of $1,400,000 or fair value as provided by formula. For the duration of the lease, the rent, as reset, is subject to a 2.5% escalator. Concurrent with Discovery’s entrance into the lease, NHI provided a working capital loan for amounts up to $750,000 at an interest rate of 6.5% and a $900,000 capital improvement commitment to fund improvements to the facility. The loan extends during the term of the lease.

On April 16, 2019, Chancellor Health Care leased the five former LaSalle Group buildings. Our lease agreement with Chancellor provides for NHI to receive 100% of net operating cash flow generated by the facilities, after management fees, pending stabilization of the operations of the facility. During the first quarter of 2019, we also commenced litigation for the recovery of certain funds owed by LaSalle Group under the lease and against the principal executive personally under the guaranty agreement. Of our total revenues, $1,162,000 (0.4%), $4,455,000 (1.5%) and $4,184,000 (1.5%) in rental income were derived from the five former LaSalle Group buildings for the years ended December 31, 2019, 2018 and 2017, respectively.

In February 2019, we transitioned a non-performing single-property lease in Wisconsin with Landmark to BAKA Enterprises, temporarily acting under a management agreement with Landmark. Under the terms of a short-term agreement, NHI received 95% of net operating cash flow, after management fees, as generated by the facilities. We have entered into a new lease with an initial term of 8 years and a fixed payment schedule through October 2022. In November 2022, the lease indicates a reset of rent to fair market rental value as agreed with the tenant. Of our total revenues, $1,204,000 (0.4%), $1,085,000 (0.4%) and $1,957,000 (0.4%) were derived from the former Landmark property for the years ended December 31, 2019, 2018 and 2017 respectively, including $625,000 received during 2019 as a settlement payment.

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

The following table summarizes the transition properties during the year ended December 31, 2019:

			Occupancy
Former Tenant / Facility Name (New Tenant)	Units	State	March[1]	June[1]	September[1]	December[1]
SH-Regency Leasing, LLC
The Cypress of College Park (Discovery)	148	IN	19.6%	18.9%	16.2%	15.5%
The Charlotte (SLC)	99	NC	—%	—%	13.0%	21.0%
Maybelle Carter (Vitality)	135	TN	73.3%	77.6%	78.5%	80.1%
LaSalle Autumn Leaves (Chancellor)	196	IL/TX	73.5%	66.1%	66.0%	65.9%
Landmark Senior Living (BAKA)	120	WI	67.6%	72.2%	68.3%	66.9%
	698		50.7%	50.1%	50.8%	51.8%
1 2019 Monthly Average

Assets Held for Sale

In September 2019, we classified a portfolio of eight assisted living properties located in Arizona (4), Tennessee (3) and South Carolina (1) as held for sale, after the current tenant expressed an intention to exercise its purchase option on the properties. Of our total revenues, $4,250,000 (1.3%) in rental income were derived from this eight-property portfolio for the years ended December 31, 2019, 2018 and 2017. The purchase option called for the parties to split any appreciation on a 50/50 basis above $37,520,000. During the fourth quarter of 2019, NHI and the tenant reached preliminary agreement on a fair valuation of $41,000,000 for the properties, and, accordingly, on January 22, 2020, we disposed of the properties at the specified mid-point of $39,260,000. With the expectation of deferring, for tax purposes, our gain recognition from this disposition, we have engaged a qualified intermediary to effect a like-kind exchange under §1031 of the Internal Revenue Code.

We identified two assisted living properties for disposal and began active marketing of the properties. The buildings are smaller than are typical of our portfolio and are no longer considered to be an appropriate investment for NHI. In January 2019 we ceased recording depreciation on the properties, and we booked an adjustment to lease revenues to write off the associated $124,000 in straight-line receivables. We recognized an impairment loss of $2,500,000 to write down the properties to their estimated net realizable value. We have classified the assets as held for sale on the Consolidated Balance Sheet at December 31, 2019.

Tenant Purchase Options

Certain of our operators hold purchase options allowing them to acquire properties they currently lease from NHI. For options open or coming open in the near future, we are engaged in preliminary negotiations to continue as lessor or in some other capacity.

A summary of these tenant options, excluding properties classified as held for sale, is presented below (dollars in thousands):

Asset	Number of	Lease	1st Option	Option	Contractual
Type	Properties	Expiration	Open Year	Basis	Rent
MOB	1	February 2025	Open	i	$306
HOSP	1	March 2025	2020	iv	$1,957
HOSP	1	September 2027	2021	ii	$2,760
SHO	2	May 2031	2021	iv	$5,063
HOSP	1	June 2022	2022	i	$3,502
SNF	7	August 2028	2025	iii	$3,671
SNF	1	September 2028	2028	iii	$472

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

While we continually monitor our portfolio to identify potential tenant delinquencies, in some cases, a tenant may not stay current with its rent obligation to the Company. In limited cases, when a tenant becomes delinquent on their rent obligations, NHI employs a variety of strategies including installment payment plans designed to bring the tenant current on their obligation within a short period of time (usually less than 12 months). We are currently engaged with tenants employing such payment plans which comprise lease revenue of less than 1% of our total rental income. No rent concessions have been offered.

We believe that the current carrying amounts of our real estate properties are recoverable and that mortgage notes receivable are realizable and supported by the value of the underlying collateral. However, it is possible that future events could require us to make significant adjustments to these carrying amounts.

Results of Operations

The significant items affecting revenues and expenses are described below (in thousands):

	Years ended December 31,		Period Change
	2019	2018	$	%
Revenues:
Rental income
SLC leased to Wingate Healthcare	$3,642	$—	$3,642	NM
SHOs leased to Discovery Senior Living	8,370	5,321	3,049	57.3%
ALFs leased to Bickford Senior Living	46,749	44,778	1,971	4.4%
ALFs leased to Comfort Care Senior Living	2,377	662	1,715	NM
SNFs leased to Ensign Group	23,719	22,339	1,380	6.2%
ALFs leased to Brookdale Senior Living	1,341	5,612	(4,271)	(76.1)%
ILFs leased to an affiliate of Holiday Retirement	33,837	37,695	(3,858)	(10.2)%
SHOs leased to Chancellor Health Care	9,186	11,494	(2,308)	(20.1)%
SLC leased to Vitality Senior Living	172	1,648	(1,476)	(89.6)%
Other new and existing leases	132,131	128,191	3,940	3.1%
Assets held for sale	4,776	286	4,490	NM
	266,300	258,026	8,274	3.2%
Straight-line rent adjustments, new and existing leases	22,084	22,787	(703)	(3.1)%
Escrow funds received from tenants for property taxes and insurance	5,798	—	5,798	NM
Total Rental Income	294,182	280,813	13,369	4.8%
Interest income from mortgage and other notes
Life Care Services mortgages and construction loans	12,113	4,592	7,521	NM
Bickford construction loans	2,603	1,030	1,573	NM
Senior Living Communities mortgage and other notes	2,970	1,528	1,442	94.4%
Bickford construction loan (Gurnee, IL)[1]	863	1,170	(307)	(26.2)%
Other existing mortgages and notes	5,149	4,901	248	5.1%
Total Interest Income from Mortgage and Other Notes	23,698	13,221	10,477	79.2%
Other income	201	578	(377)	NM
Total Revenue	318,081	294,612	23,469	8.0%
Expenses:
Depreciation
SHOs leased to Discovery Senior Living	4,026	1,934	2,092	NM
SLC leased to Wingate Healthcare	1,395	—	1,395	NM
ILFs leased to an affiliate of Holiday Retirement	13,885	12,918	967	NM
ALFs leased to Comfort Care Senior Living	904	232	672	NM
Other new and existing assets	56,606	56,265	341	0.6%
Total Depreciation	76,816	71,349	5,467	7.7%
Interest	56,299	49,055	7,244	14.8%
Payroll and related compensation expenses	5,812	6,318	(506)	(8.0)%
Non-cash share-based compensation expense	3,646	2,490	1,156	46.4%
Loan and realty losses	2,440	5,115	(2,675)	(52.3)%
Property taxes and insurance on leased properties	5,798	—	5,798	NM
Other expenses	5,998	5,214	784	15.0%
	156,809	139,541	17,268	12.4%
Income before loss on convertible note retirement	161,272	155,071	6,201	4.0%
Loss on convertible note retirement	(823)	(738)	(85)	11.5%
Net income	160,449	154,333	6,116	4.0%
Less: net loss attributable to noncontrolling interest	7	—	7	NM
Net income attributable to common stockholders	$160,456	$154,333	$6,123	4.0%

NM - not meaningful
Rental income by tenant reflects portfolio transitions effected during 2019
[1] construction loan cancelled as part of property purchase transaction discussed at Note 2

Financial highlights of the year ended December 31, 2019, compared to 2018 were as follows:

•
Rental income received from our tenants increased $13,369,000, or 4.8%, primarily as a result of new investments funded since December 2018. Included in the year-over-year increase in rental income, escrow funds received from tenants totaling $5,798,000 were used to pay property taxes and insurance, which is typical of triple net leases. Narrow-Scope Improvements for Lessors under ASU 2018-20 requires these items to be included as revenue and expense in our condensed consolidated financial statements beginning with the 2019 period.

•
The increase in rental income includes a $703,000 decrease in straight-line rent adjustments. Generally, future increases in rental income depend on our ability to make new investments that meet our underwriting criteria.

•	Interest income from mortgage and other notes increased $10,477,000, primarily due to interest income received on loans to Life Care Services, Bickford Senior Living and Senior Living Communities.

•	Depreciation expense increased $5,467,000 primarily due to new real estate investments completed since December 2018.

•
Interest expense, including amortization of debt discount and issuance costs, increased $7,244,000 primarily as a result of the September 2018 conversion of $300,000,000 of debt initially drawn on our revolving facility into a five-year term loan and the impact of additional borrowings on our revolving credit facility.

•	Payroll and related compensation expenses decreased $506,000 due primarily to the timing and amount of incentive compensation related to achieving certain company goals.

•	Non-cash share-based compensation expense increased $1,156,000 due primarily to fluctuations in the valuation assumptions used in the Black-Scholes pricing model.

•	Loan and realty losses include $2,500,000 recorded as a writedown related to two facilities classified as held for sale.

•	The following table summarizes our real estate under lease to transitioning tenants (in thousands):

	Years Ended
	December 31,		Period Change
	2019	2018	$	%
Revenues:
Rental income
SHOs leased to Chancellor Health Care	$1,162	$4,455	$(3,293)	(73.9)%
SHO leased to Senior Living Communities	725	1,382	(657)	(47.5)%
SHO leased to Discovery Senior Living	380	1,982	(1,602)	(80.8)%
SLC leased to Vitality Senior Living	172	1,739	(1,567)	(90.1)%
ALF leased to BAKA Enterprises[1]	1,204	1,085	119	11.0%
Total Revenues	3,643	10,643	(7,000)	(65.8)%
Expenses:
Depreciation
SHOs leased to Chancellor Health Care	1,623	1,623	—	—%
SHO leased to Senior Living Communities	527	492	35	7.1%
SHO leased to Discovery Senior Living	684	690	(6)	(0.9)%
SLC leased to Vitality Senior Living	616	622	(6)	(1.0)%
ALF leased to BAKA Enterprises	581	581	—	—%
Total Depreciation	4,031	4,008	23	0.6%
Legal	491	—	491	NM
Franchise, excise and other taxes	660	—	660	NM
	5,182	4,008	1,174	29.3%
Net income (loss)	$(1,539)	$6,635	$(8,174)	NM

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

These sources and uses of cash are reflected in our Consolidated Statements of Cash Flows as summarized below (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change
	12/31/2019	12/31/2018	$	%	12/31/2017	$	%
Cash and cash equivalents and restricted cash, January 1	$9,912	$8,075	$1,837	NM	8,878	$(803)	(9.0)%
Net cash provided by operating activities	240,955	207,869	33,086	15.9%	198,095	9,774	4.9%
Net cash used in investing activities	(342,521)	(250,290)	(92,231)	NM	(163,846)	(86,444)	52.8%
Net cash provided by (used in) financing activities	107,323	44,258	63,065	NM	(35,052)	79,310	(226.3)%
Cash and cash equivalents and restricted cash, December 31	$15,669	$9,912	$5,757	58.1%	8,075	$1,837	NM

Operating Activities – Net cash provided by operating activities for the years ended December 31, 2019 and 2018 increased primarily as a result of the collection of lease and interest payments on new real estate and note investments completed during 2018 and 2019. Working capital changes contributed an additional $19,271,000 to operating cash flow that included approximately $17,125,000 in cash receipts in settlement of a Holiday receivable, charged to deferred revenues and straight line rent receivables related to the Holiday restructure.

Investing Activities – Net cash flows used in investing activities for the year ended December 31, 2019 were comprised primarily of $345,418,000 of investments in real estate and notes, and was partially offset by the collection of principal on mortgage and other notes receivable of $2,897,000. Net cash flows used in investing activities for the year ended December 31, 2018 increased primarily due to $254,636,000 of investments in real estate and notes, which were partially offset by collection of notes receivable.

Financing Activities – Net cash provided by financing activities for the years ended December 31, 2019 compared to the same period in 2018 is primarily the result of (1) net proceeds of $95,774,000 from the issuance of common shares in 2019, (2) $29,985,000 used to complete targeted repurchases of a portion of our outstanding convertible notes during 2018 and $22,468,000 for the same purpose in 2019 (3) dividend payments which increased $14,348,000 in 2019 over the same period in 2018.

Liquidity

Apart from operations, a primary source of our liquidity is our unsecured bank credit facility. At December 31, 2019, we had $250,000,000 available to draw on our revolving credit facility.

Our bank credit facility is a combination of our Credit Agreement dated as of August 3, 2017 (the "2017 Agreement") and the Term Loan Agreement dated as of September 17, 2018 (the "2018 Agreement"). Together these agreements establish our unsecured $1,100,000,000 bank credit facility, which consists of $250,000,000 and $300,000,000 term loans and a $550,000,000 revolving credit facility. The $250,000,000 term loan and $550,000,000 revolving facility mature in August 2022, and the $300,000,000 term loan matures in September 2023.

The revolving facility fee is currently 20 basis points per annum, and based on our current leverage ratios, the facility presently provides for floating interest on the revolver and the term loans at 30-day LIBOR plus 120 bps and a blended 132 bps, respectively. At December 31, 2019 and December 2018, 30-day LIBOR was 176 and 252 bps, respectively. Within the facility, the employment of interest rate swaps for a portion of our fixed term debt leaves only $240,000,000 of our revolving credit facility exposed to interest rate risk through June 2020, when our $80,000,000 and $130,000,000 swaps expire. Our swaps and the financial instruments to which they relate are described in the table below, under the caption “Interest Rate Swap Agreements.” The current interest spreads and facility fee reflect our leverage-ratio compliance based on the applicable margin for LIBOR loans, measuring debt to “Total Asset Value,” at Level 3 in the Interest Rate Schedule provided below in abridged format:

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

The 2017 Agreement requires that we calculate specified financial statement metrics and meet or exceed a variety of financial ratios, which are usual and customary in nature. These ratios are calculated quarterly and as of December 31, 2019, were within required limits. The calculation of our leverage ratio involves intermediate determinations of our “total indebtedness” and of our “total asset value,” as defined.

Aside from a more favorable rate, the 2018 Agreement generally calls for the same covenants and financial statement metrics required for compliance with terms of the 2017 Agreement. Although we are currently eligible under the 2017 and 2018 Agreements to transact in our unsecured bank credit facilities at the respective scheduled rates represented by Level 3, the movement of our leverage ratio into Level 4 at current levels of debt would result in additional annual interest charges of $1,300,000, assuming an average revolver balance of approximately $200,000,000. Further movement of our leverage ratio beyond levels currently contemplated by management would be subject to escalating increases in interest. If, in addition to changes in the leverage ratio, certain qualitative indicators of our risk profile were to materially change, further interest-rate escalations may result.

In November 2015, Fitch Ratings issued to us a private monitored credit rating of BBB- with a ‘Stable’ rating outlook. In December 2018 and again on October 31, 2019, Fitch Ratings affirmed their BBB- rating and ‘Stable’ rating outlook. NHI has elected to make this rating public and to that effect, on November 4, 2019, Fitch Ratings announced a public issuer credit rating of BBB- with an outlook of ‘Stable’. On the same day, S&P Global Ratings announced our public issuer credit rating of BBB- with an outlook of ‘Stable’. The ratings from both agencies were provided on NHI as an issuer as well as on our senior unsecured debt. Our unsecured bank credit facility includes an option to shift from the leverage-based LIBOR margin schedule in the table above to a ratings-based LIBOR margin schedule. Shifting to a ratings-based LIBOR margin schedule potentially reduces volatility of our interest cost during periods of time when our leverage may fluctuate modestly. Our decision to move to a ratings-based margin schedule will be based on several factors including the relative cost of the ratings-based versus leverage-based margin schedules, and our desire to have a more stable interest cost if our leverage modestly changes as compared to the existing leverage-based margin schedule. Our unsecured private placement term loan agreements include a rate increase provision that is effective if any rating agency lowers our credit rating below investment grade and our compliance leverage increases to 50% or more.

Our at-the-market (“ATM”) offering represents an additional source of liquidity. Through the program in 2019, we issued 1,209,522 common shares, with an average price for shares sold of $80.58, resulting after commissions and legal and accounting costs in net proceeds of $95,774,000. Cash from these issuances was initially used to pay down our revolving credit facility.

As we anticipate a continuation of our activity in the ATM program in 2020, we intend to use the proceeds for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under our credit facility. Acquisitions, if any, whose magnitude would entail an equity match unable to be efficiently sourced through the ATM would likely trigger a prospectus supplement and an underwritten or overnight offering of NHI common stock, rather than placement through the ATM. Previous offerings made under the ATM program were pursuant to a prospectus dated February 22, 2017, which constituted part of NHI’s effective shelf registration statement previously filed with the Securities and Exchange Commission. Since the effective registration statement covering the ATM program expires in 2020, the Company intends to file a new shelf registration statement and approve a new ATM program to replace the expiring program.

Traditionally, debt financing, equity proceeds, operating and financing cash flows derived from proceeds of lease and mortgage collections, loan payoffs and the recovery of previous write-downs, have been used to satisfy our operational and investing needs and to provide a return to our shareholders. We expect to continue to access these sources of capital to meet those operational and investing needs, which are necessary to maintain and cultivate our funding sources and have generally fallen into three categories: debt service, the payment of dividends, REIT operating expenses, and new real estate investments.

The following table summarizes the share issuances since inception of our ATM as of December 31, 2019:

Year	Shares	Weighted Average Share Price	Net Proceeds
2015	830,506	$60.33	$49,389,000
2016	1,395,642	$75.79	104,190,000
2017	1,661,161	$74.87	122,500,000
2018	1,112,363	$74.84	82,001,000
2019	1,209,522	$80.58	95,999,000
	6,209,194		$454,079,000

The table above does not include indirect legal and accounting costs associated with updating and maintaining our shelf registration statement.

Our use of ATM proceeds rebalanced our leverage in response to our acquisitions and keeps our options flexible for further expansion. We continue to explore various other funding sources including bank term loans, convertible debt, traditional equity placement, unsecured bonds and senior notes, debt private placement, public debt and secured government agency financing. We view our ATM program as an effective way to match-fund our smaller acquisitions by exercising control over the timing and size of transactions and achieving a more favorable cost of capital as compared to larger follow-on offerings.

We anticipate continued use of proceeds from the ATM program for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under our credit facility. Acquisitions, if any, whose magnitude would entail an equity match unable to be efficiently sourced through the ATM would likely trigger a prospectus supplement and an overnight or marketed offering of NHI common stock, rather than placement through the ATM.

We expect that borrowings on our revolving credit facility, borrowings on term loans, and our ATM program will allow us to continue to make real estate investments in 2020 and beyond. Recent actions by the federal government to reduce the federal funds rate may temporarily reduce anticipated upward pressure on our historically low cost of debt capital. If the federal government decides to reverse this trend as it seeks to hold inflation to acceptable levels, we can expect that our cost of debt capital will increase in the mid-term.

Concurrent with the amendments to our credit facility and with the exception of specific debt-coverage ratios, covenants pertaining to our private placement term loans were generally conformed with those governing the credit facility.

Beginning in December 2019, through the issuance of unregistered common stock and cash in retirement of $60,000,000 of our convertible notes, we funded our Timber Ridge acquisition, which closed January 2020. Settlement of the notes requires management to allocate the consideration we ultimately pay between the debt component and the equity conversion feature as though they were separate instruments. The allocation is effected by fair valuing the debt component first, with any remainder allocated to the conversion feature. Amounts expended to settle the notes are recognized first as a settlement of the notes at our carrying value and then are recognized in income to the extent the portion allocated to the debt instrument differs from carrying value. The remainder of the allocation, if any, is treated as settlement of equity and adjusted through our capital in excess of par account.

A roll-forward for 2019 of our convertible note balances, including the effect of year-to-date amortization, net of issuance costs, is presented below:

	December 31, 2018	Exchange	Amortization	December 31, 2019
Face Amount	$120,000	$(60,000)	$—	$60,000
Discount	(1,391)	$328	$760	(303)
Issuance Costs	(910)	$210	$505	(195)
Carrying Value	$117,699			$59,502

Total consideration given in the exchange of $73,102,000 included the issuance of 626,397 shares of NHI common stock with a fair value of $51,002,000 and cash disbursed of $22,100,000.

Total consideration given in the exchange was allocated as $60,285,000 to the note retirement with the remaining expenditure of $12,816,000 allocated to retirement of the equity feature of the notes. A loss of $823,000 for the year ended December 31, 2019, resulted from the excess allocation of cash expenditures over the book value of the notes retired, net of discount and issuance costs.

As of December 31, 2019, our $60,000,000 of senior unsecured convertible notes were convertible at a rate of 14.62 shares of common stock per $1,000 principal amount, representing a conversion price of approximately $68.39 per share for a total of 877,356 remaining underlying shares. For the year ended December 31, 2019, dilution resulting from the conversion option within our convertible debt is 210,224 shares. If NHI’s current share price increases above the adjusted $68.39 conversion price, further dilution will be attributable to the conversion feature. On December 31, 2019, the value of the convertible debt, computed as if the debt were immediately eligible for conversion, exceeded its face amount by $11,487,000.

We may continue from time to time to seek to retire or purchase some of our outstanding convertible notes through cash open market purchases, privately-negotiated transactions or otherwise. As with our 2019 repurchases, amounts and timing of further repurchases or exchanges, if any, will be dependent on prevailing market conditions, liquidity requirements, contractual restrictions and other factors.

When we take on new debt or when we modify or replace existing debt, we incur debt issuance costs. These costs are subject to amortization over the term of the new debt instrument and may result in the write-off of fees associated with debt which has been replaced or modified. Sustaining long-term dividend growth will require that we consider all sources of capital mentioned above, with the goal of maintaining a low-leverage balance sheet and staggered debt maturities as mitigation against potential adverse changes in the business of our industry, tenants and borrowers.

Interest Rate Swap Agreements

To mitigate our exposure to interest rate risk, we have the following interest rate swap contracts in place to hedge against floating rates on our bank term loans and a portion of our revolving credit facility as of December 31, 2019 (dollars in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value (Liability)
June 2013	June 2020	3.46%	1-month LIBOR	$80,000,000	$(177)
March 2014	June 2020	3.51%	1-month LIBOR	$130,000,000	$(316)
March 2019	December 2021	3.51%	1-month LIBOR	$100,000,000	$(1,318)
March 2019	December 2021	3.52%	1-month LIBOR	$100,000,000	$(1,344)
June 2019	December 2021	2.89%	1-month LIBOR	$150,000,000	$(200)
June 2019	December 2021	2.93%	1-month LIBOR	$50,000,000	$(79)

For instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative has been reported as a component of other comprehensive income (“OCI”), and reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness have been recognized in earnings. With the 2017 Agreement, discussed above, we introduced into the credit facility a LIBOR floor not present in the hedges which resulted in hedge inefficiency of approximately $353,000 for the year ended December 31, 2017, which we credited to interest expense.

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

Dividend Policy

We intend to comply with REIT dividend requirements that we distribute at least 90% of our annual taxable income for the year ending December 31, 2019 and thereafter. Dividends declared for the fourth quarter of each fiscal year are paid by the end of the following January and are, with some exceptions, treated for tax purposes as having been paid in the fiscal year just ended as provided in IRS Code Sec. 857(b)(8). We may need to declare a special dividend when we compute our REIT taxable income in an amount that exceeds our regular dividends for the fiscal year.

Off Balance Sheet Arrangements

We currently have no outstanding guarantees. As described in Note 1 to the consolidated financial statements, our leases, mortgages and other notes receivable with certain entities represent variable interests in those enterprises. However, because we do not control these entities, nor do we have any role in their day-to-day management, we are not their primary beneficiary and therefore do not consolidate their financial statements. Except as discussed under Contractual Obligations and Commitments and Contingencies below, we have no further material obligations arising from our transactions with these entities, and we believe our maximum exposure to loss at December 31, 2019, due to this involvement would be limited to our contractual commitments and contingent liabilities and the amount of our current investments with them, as detailed further in Notes 1, 2, 3 and 6 to the consolidated financial statements. As of December 31, 2019, we furnished no direct support to any of these entities.

In March 2014 we issued convertible notes, which have a carrying amount of $59,502,000 as of December 31, 2019, with the conversion feature being intended to broaden the Company’s credit profile and as a means to obtain a more favorable coupon rate. For this feature we calculate the dilutive effect using market prices prevailing over the reporting period. Because the dilution calculation is market-driven, and per share guidance we provide is based on diluted amounts, the theoretical effects of the conversion feature result in per share unpredictability.

Additional disclosure requirements also give widely ranging results depending on market price variability. The notes will be freely convertible in the last six months of their contractual life, beginning in the fourth quarter of 2020; however, generally accepted accounting principles require us to periodically report the amount by which the notes’ convertible value exceeds their principal amount, without regard to the current availability of the conversion feature. Further, the mechanics of the calculation require the use of an end-of-period stock price, so that using that amount for the remaining notes outstanding of $60,000,000 at December 31, 2019, delivers an excess of $11,487,000, whereas the use of another price point would give a different result.

The conversion feature is generally available to the noteholders entering the last six months of the notes’ term but may also become actionable if the market price of NHI’s common stock should, for 20 of 30 consecutive trading days within a calendar quarter, sustain a level in excess of 130% of the adjusted conversion price, or $88.90 per share, down from $93.55 per share, initially. The notes are “optional net-share settlement” instruments, meaning that NHI has the ability and intent to settle the principal amount of the indebtedness in cash, with possible dilutive share issuances for any excess, at NHI’s option. Settlement of the notes requires management to allocate the consideration we ultimately pay between the debt component and the equity conversion feature as though they were separate instruments. The allocation is effected by valuing the debt component first, with any remainder allocated to the conversion feature. Amounts expended to settle the notes will be recognized first as a settlement of the notes at par and then will be recognized in income to the extent the portion allocated to the debt instrument differs from par value. The remainder of the allocation, if any, will be treated as settlement of equity and adjusted through our paid in capital account.

Contractual Obligations

As of December 31, 2019, our contractual payment obligations were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt, including interest[1]	$1,500,478	$51,959	$613,274	$552,808	$282,437
Development commitments	12,893	12,893	—	—	—
Loan commitments	75,112	75,112	—	—	—
	$1,588,483	$139,964	$613,274	$552,808	$282,437
1 Interest is calculated based on the weighted average interest rate of outstanding debt balances as of December 31, 2019. The calculation also includes a facility fee of .20%.

Commitments and Contingencies

The following tables summarize information as of December 31, 2019 related to our outstanding commitments and contingencies which are more fully described in the notes to the consolidated financial statements.

	Asset Class	Type	Total	Funded	Remaining
Loan Commitments:
LCS Sagewood Note A	SHO	Construction	$118,800,000	$(77,340,000)	$41,460,000
LCS Sagewood Note B	SHO	Construction	61,200,000	(45,938,000)	15,262,000
LCS Timber Ridge Note A	SHO	Construction	60,000,000	(59,350,000)	650,000
Bickford Senior Living	SHO	Construction	28,700,000	(23,116,000)	5,584,000
Senior Living Communities	SHO	Revolving Credit	12,000,000	(5,174,000)	6,826,000
41 Management	SHO	Construction	10,800,000	(6,045,000)	4,755,000
Discovery Senior Living	SHO	Working Capital	750,000	(175,000)	575,000
			$292,250,000	$(217,138,000)	$75,112,000

See Note 3 to our consolidated financial statements for full details of our loan commitments. As provided above, loans funded do not include the effects of discounts or commitment fees.

	Asset Class	Type	Total	Funded	Remaining
Development Commitments:
Ignite Medical Resorts	SNF	Construction	$25,350,000	$(16,903,000)	$8,447,000
Woodland Village	SHO	Renovation	7,515,000	(7,425,000)	90,000
Senior Living Communities	SHO	Renovation	9,930,000	(9,067,000)	863,000
Wingate Healthcare	SHO	Renovation	1,900,000	(357,000)	1,543,000
Discovery Senior Living	SHO	Renovation	900,000	—	900,000
Navion Senior Solutions	SHO	Construction	650,000	—	650,000
41 Management	SHO	Construction	400,000	—	400,000
			$46,645,000	$(33,752,000)	$12,893,000

In addition to the commitments listed above, Discovery PropCo has committed to Discovery for funding up to $2,000,000 for the purchase of condominium units located at one of the facilities. As of December 31, 2019, $497,000 has been funded toward the commitment.

	Asset Class	Type	Total	Funded	Remaining
Contingencies:
Comfort Care Senior Living	SHO	Lease Inducement	6,000,000	—	6,000,000
Wingate Healthcare	SHO	Lease Inducement	5,000,000	—	5,000,000
Navion Senior Solutions	SHO	Lease Inducement	4,850,000	(500,000)	4,350,000
Discovery Senior Living	SHO	Lease Inducement	4,000,000	—	4,000,000
Ignite Medical Resorts	SNF	Lease Inducement	2,000,000	—	2,000,000
			$21,850,000	$(500,000)	$21,350,000

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

In June 2018, East Lake Capital Management LLC and certain related entities, including Regency (for three assisted living facilities in Tennessee, Indiana and North Carolina), filed suit against NHI in Texas seeking injunctive and declaratory relief and unspecified monetary damages. NHI responded with counterclaims and filed motions requesting the immediate appointment of a receiver and for pre-judgment possession. Resulting from these claims and counterclaims, on December 6, 2018, the parties entered into an agreement resulting in Regency vacating the facilities in December 2018. Litigation is ongoing.

The LaSalle Group defaulted on its rent payment in November 2018. We transitioned the properties to a new operator on April 16, 2019, with NHI to receive operating cash flow, after management fees, generated by the facilities pending stabilization. We also commenced litigation for the recovery of certain funds owed under the lease and against the principal executive personally, under a guaranty agreement. The LaSalle Group, the former operator of the properties, has declared bankruptcy under Chapter 11. In December 2019, we reached an agreement with TLG Family Management and Mitchell Warren, who, without making any admissions under a joint-liability settlement, have agreed to pay to NHI $2,850,000 over a five-year period, consisting of sixty-one scheduled payments of varying amounts in full settlement of agreed judgments under manager and personal guarantees. We received the first installment of $60,000 in December 2019.

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

Funds From Operations - FFO

Our FFO per diluted common share for the year ended December 31, 2019 increased $0.13 (2.4%) over the same period in 2018 due primarily to the impact of new investments completed since December 2018. FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and applied by us, is net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, impairments of real estate, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures, if any. The Company’s computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or have a different interpretation of the current NAREIT definition from that of the Company; therefore, caution should be exercised when comparing our Company’s FFO to that of other REITs. Diluted FFO assumes the exercise of stock options and other potentially dilutive securities.

Our Normalized FFO per diluted common share for the year ended December 31, 2019 increased $0.04 (0.7%) over the same period in 2018 due primarily to the impact of new investments completed since December 2018. Normalized FFO excludes from FFO certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to, impairment of non-real estate assets, gains and losses attributable to the acquisition and disposition of assets and liabilities, and recoveries of previous write-downs.

FFO and Normalized FFO are important supplemental measures of operating performance for a REIT. Because the historical cost accounting convention used for real estate assets requires depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen and fallen with market conditions, presentations of operating results for a REIT that uses historical cost accounting for depreciation could be less informative, and should be supplemented with a measure such as FFO. The term FFO was designed by the REIT industry to address this issue. Accordingly, we believe that FFO and normalized FFO provide useful information to investors regarding our operating results.

Adjusted Funds From Operations - AFFO

Our Normalized AFFO per diluted common share for the year ended December 31, 2019 increased $0.06 (1.2%) over the same period in 2018 due primarily to the impact of new investments completed since December 2018. In addition to the adjustments included in the calculation of Normalized FFO, Normalized AFFO excludes the impact of any straight-line rent revenue, amortization of the original issue discount on our convertible senior notes and amortization of debt issuance costs.

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

Funds Available for Distribution - FAD

Our Normalized FAD for the year ended December 31, 2019 increased $12,105,000 (5.6%) over the same period in 2018 due primarily to the impact of new investments completed since December 2018. In addition to the adjustments included in the calculation of Normalized AFFO, Normalized FAD excludes the impact of non-cash stock based compensation. Normalized FAD is an important supplemental measure of liquidity for a REIT as a useful indicator of the ability to distribute dividends to shareholders.

The following table reconciles net income attributable to common stockholders, the most directly comparable GAAP metric, to FFO, Normalized FFO, Normalized AFFO and Normalized FAD and is presented for both basic and diluted weighted average common shares (in thousands, except share and per share amounts):

	Years ended December 31,
	2019	2018	2017
Net income attributable to common stockholders	$160,456	$154,333	$159,365
Elimination of certain non-cash items in net income:
Depreciation	76,816	71,349	67,173
Depreciation related to noncontrolling interest	(52)	—	—
Gain on sale of real estate	—	—	(50)
Impairment of real estate	2,500	—	—
NAREIT FFO attributable to common stockholders	$239,720	$225,682	$226,488
Gains on sales of marketable securities	—	—	(10,038)
Loss on convertible note retirement	823	738	2,214
Debt issuance costs written-off due to credit facility modifications	—	—	407
Ineffective portion of cash flow hedges	—	—	(353)
Non-cash write-off of straight-line rent receivable	—	3,701	—
Note receivable impairment	—	363	—
Recognition of unamortized note receivable commitment fees	—	(515)	(922)
Normalized FFO attributable to common stockholders	$240,543	$229,969	$217,796
Straight-line lease revenue, net	(22,084)	(21,736)	(26,090)
Straight-line lease revenue, net, related to noncontrolling interest	13	—	—
Amortization of lease incentives	845	387	119
Amortization of original issue discount	761	788	1,109
Amortization of debt issuance costs	2,805	2,526	2,483
Normalized AFFO attributable to common stockholders	$222,883	$211,934	$195,417
Non-cash share-based compensation	3,646	2,490	2,612
Normalized FAD attributable to common stockholders	$226,529	$214,424	$198,029

BASIC
Weighted average common shares outstanding	43,417,828	41,943,873	40,894,219
NAREIT FFO attributable to common stockholders per share	$5.52	$5.38	$5.54
Normalized FFO attributable to common stockholders per share	$5.54	$5.48	$5.33
Normalized AFFO attributable to common stockholders per share	$5.13	$5.05	$4.78

DILUTED
Weighted average common shares outstanding	43,703,248	42,091,731	41,151,453
NAREIT FFO attributable to common stockholders per share	$5.49	$5.36	$5.50
Normalized FFO attributable to common stockholders per share	$5.50	$5.46	$5.29
Normalized AFFO attributable to common stockholders per share	$5.10	$5.04	$4.75

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

The following table reconciles net income, the most directly comparable GAAP metric, to Adjusted EBITDA:

	Years ended December 31,
	2019	2018	2017
Net income	$160,449	$154,333	$159,365
Interest expense	56,299	49,055	46,324
Franchise, excise and other taxes	1,550	1,166	960
Depreciation	76,816	71,349	67,173
Gain on sale of real estate	—	—	(50)
Impairment of real estate	2,500	—	—
Gains on sales of marketable securities	—	—	(10,038)
Loss on convertible note retirement	823	738	2,214
Non-cash write-off of straight-line rent receivable	—	3,701	—
Note receivable impairment	—	363	—
Recognition of unamortized note receivable commitment fees	—	(515)	(922)
Adjusted EBITDA	$298,437	$280,190	$265,026

Interest expense at contractual rates	$53,923	$45,789	$40,385
Principal payments	1,187	1,062	794
Fixed Charges	$55,110	$46,851	$41,179

Fixed Charge Coverage	5.4x	6.0x	6.4x

For all periods presented, EBITDA reflects GAAP interest expense, which excludes amounts capitalized during the period.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

At December 31, 2019, we were exposed to market risks related to fluctuations in interest rates on approximately $240,000,000 of variable-rate indebtedness (excludes $610,000,000 of variable-rate debt that has been hedged through interest-rate swap contracts) and on our mortgage and other notes receivable. The unused portion ($250,000,000 at December 31, 2019) of our revolving credit facility, should it be drawn upon, is subject to variable rates.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a 50 basis-point increase or decrease in the interest rate related to variable-rate debt, and assuming no change in the outstanding balance as of December 31, 2019, net interest expense would increase or decrease annually by approximately $1,200,000 or $0.03 per common share on a diluted basis.

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

The following table sets forth certain information with respect to our debt (dollars in thousands):

	December 31, 2019			December 31, 2018
	Balance[1]	% of total	Rate[3]	Balance[1]	% of total	Rate[3]
Fixed rate:
Convertible senior notes	$60,000	4.1%	3.25%	$120,000	9.3%	3.25%
Private placement term loans	400,000	27.6%	4.15%	400,000	30.9%	4.15%
Bank term loans - unsecured	550,000	38.0%	3.36%	250,000	19.3%	3.34%
HUD mortgage loans[2]	43,376	3.0%	4.04%	44,226	3.4%	4.04%
Fannie Mae term loans	95,706	6.6%	3.94%	96,044	7.4%	3.94%
Revolving credit facility - unsecured	60,000	4.1%	2.81%	—	—%	—%
Variable rate:
Bank term loans - unsecured	—	—%	—%	300,000	23.2%	3.77%
Revolving credit facility - unsecured	240,000	16.6%	2.96%	84,000	6.5%	3.92%
	$1,449,082	100.0%	3.54%	$1,294,270	100.0%	3.88%

[1] Differs from carrying amount due to unamortized discounts and loan costs.
[2] Includes 10 HUD mortgages; rate is a weighted average inclusive of a mortgage insurance premium
[3] Total is weighted average rate

The unsecured bank term loans in the table above reflect the effect of $50,000,000, $80,000,000, $130,000,000, two $100,000,000 and $150,000,000 notional amount interest rate swaps with maturities of June 2020, and December 2021, that effectively convert variable rate debt to fixed rate debt. These loans bear interest at LIBOR plus a spread, currently a blended 131 basis points, based on our Leverage-Based Applicable Margin, as defined.

To highlight the sensitivity of our convertible senior notes and secured mortgage debt to changes in interest rates, the following summary shows the effects on fair value (“FV”) assuming a parallel shift of 50 basis points (“bps”) in market interest rates for a contract with similar maturities as of December 31, 2019 (dollars in thousands):

	Balance	Fair Value[1]	FV reflecting change in interest rates
Fixed rate:			-50 bps	+50 bps
Private placement term loans - unsecured	$400,000	$401,769	$410,607	$393,157
Convertible senior notes	60,000	60,066	60,460	59,673
Fannie Mae loans	95,706	94,409	96,692	92,186
HUD mortgage loans	43,376	46,682	49,895	43,750
[1] The change in fair value of our fixed rate debt was due primarily to the overall change in interest rates.

At December 31, 2019, the fair value of our mortgage and other notes receivable, discounted for estimated changes in the risk-free rate, was approximately $347,543,000. A 50 basis-point increase in market rates would decrease the estimated fair value of our mortgage and other loans by approximately $16,828,000, while a 50 basis point decrease in such rates would increase their estimated fair value by approximately $5,130,000.

Equity Price Risk

The Company is no longer subject to equity risk since it no longer owns any marketable securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
National Health Investors, Inc.
Murfreesboro, Tennessee

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of National Health Investors, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 19, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Asset Impairment - Real Estate Properties

As described in the Company's consolidated financial statements, the Company had total real estate properties, net of approximately $2.6 billion as of December 31, 2019. As described in Note 1 to the Company’s consolidated financial statements, management evaluates the recoverability of the carrying amounts of real estate properties on a property-by-property basis when events or circumstances indicate that the carrying amounts may not be fully recoverable. A real estate property is impaired when the estimated undiscounted future cash flows of the property are less than the net carrying amount.

We identified management’s identification and assessment of the indicators of potential impairment of real estate properties as a critical audit matter. Indicators of an impairment of real estate properties may include significant physical changes in the property, significant adverse changes in general economic conditions, or significant deteriorations of the underlying cash flows of the lessee operating the property. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of auditor effort required to address these matters, including the degree of auditor judgment.

The primary procedures we performed to address this critical audit matter included:

•
Testing the design and operating effectiveness of controls related to management’s identification and assessment of indicators of an impairment of real estate properties, including significant physical changes in the property, significant adverse changes in general economic conditions, or significant deteriorations of the underlying cash flows of the lessee operating the property.

•
Assessing the reasonableness of management’s assumptions and inputs, including certain factors such as the evaluation of the condition of the properties, changes in general economic conditions, and deterioration of the underlying cash flows of the lessee operating the property, which are used by management to identify and assess whether an impairment indicator existed.

•	Testing the completeness and accuracy of underlying real estate property data including validating the number of properties and certain financial results to the general ledger.

•
Reviewing internal documentation including Board of Director minutes, letters of intent for properties held for sale, and operations department communications for real estate properties, including those with lower lease coverage ratios, to assess whether additional indicators of impairment were present.

Estimation of Overall Fair Value

As described in Note 2 to the Company's consolidated financial statements, the Company acquired a senior housing facility in Vero Beach, Florida from one of its major tenants in exchange for a $38.0 million reduction in an existing receivable of approximately $55.1 million due from the tenant. Changes in the assumptions used by management to estimate the overall fair value of the property acquired in exchange for a reduction in the receivable could have a material impact on the amount and timing of rental income and depreciation expense recorded subsequent to the acquisition date.

We identified management’s estimation of the overall fair value of the property received as a critical audit matter. Estimating the overall fair value of the property received required management to make significant judgments related to market capitalization rates and to identify appropriate guideline transactions, which involved complexity and judgment in applying relevant accounting guidance. Performing audit procedures to evaluate the reasonableness of these assumptions and estimates required a high degree of auditor judgment and increased extent of auditor effort, including the need to involve professionals with specialized skills.

The primary procedures we performed to address this critical audit matter included:

•
Utilizing professionals with specialized skills and knowledge to assist in: (i) evaluating the reasonableness of the methodology used by management to determine the overall fair value of the property received, and (ii) obtaining independent comparable sales transactions to test the market capitalization rates and to identify appropriate guideline transactions.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2004.

Nashville, Tennessee
February 19, 2020

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
Assets:	2019	2018
Real estate properties:
Land	$213,617	$202,196
Buildings and improvements	2,836,673	2,599,526
Construction in progress	24,556	16,643
	3,074,846	2,818,365
Less accumulated depreciation	(514,453)	(451,483)
Real estate properties, net	2,560,393	2,366,882
Mortgage and other notes receivable, net	340,143	246,111
Cash and cash equivalents	5,215	4,659
Straight-line rent receivable	86,044	105,620
Other assets	32,020	27,298
Assets held for sale, net	18,420	—
Total Assets	$3,042,235	$2,750,570

Liabilities and Equity:
Debt	$1,440,465	$1,281,675
Accounts payable and accrued expenses	26,313	19,890
Dividends payable	46,817	42,700
Lease deposit liabilities	10,638	10,638
Deferred income	19,750	5,954
Total Liabilities	1,543,983	1,360,857

Commitments and Contingencies

National Health Investors Stockholders' Equity:
Common stock, $.01 par value; 60,000,000 shares authorized;
44,587,486 and 42,700,411 shares issued and outstanding	446	427
Capital in excess of par value	1,505,948	1,369,919
Cumulative net income in excess (deficit) of dividends	(5,331)	18,068
Accumulated other comprehensive (loss) income	(3,432)	1,299
Total National Health Investors Stockholders' Equity	1,497,631	1,389,713
Noncontrolling interest	621	—
Total Equity	1,498,252	1,389,713
Total Liabilities and Equity	$3,042,235	$2,750,570

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2019	2018	2017

Revenues:
Rental income	$294,182	$280,813	$265,169
Interest income and other	23,899	13,799	13,490
	318,081	294,612	278,659
Expenses:
Depreciation	76,816	71,349	67,173
Interest	56,299	49,055	46,324
Legal	507	309	494
Franchise, excise and other taxes	1,550	1,166	960
General and administrative	13,399	12,547	12,217
Property taxes and insurance on leased properties	5,798	—	—
Loan and realty losses	2,440	5,115	—
	156,809	139,541	127,168
Income before investment and other gains and losses	161,272	155,071	151,491
Loss on convertible note retirement	(823)	(738)	(2,214)
Investment and other gains	—	—	10,088
Net income	160,449	154,333	159,365
Less: net loss attributable to noncontrolling interest	7	—	—
Net income attributable to common stockholders	$160,456	$154,333	$159,365

Weighted average common shares outstanding:
Basic	43,417,828	41,943,873	40,894,219
Diluted	43,703,248	42,091,731	41,151,453

Earnings per common share:
Net income per common share attributable to common stockholders - basic	$3.70	$3.68	$3.90
Net income per common share attributable to common stockholders - diluted	$3.67	$3.67	$3.87

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2019	2018	2017

Net income	$160,449	$154,333	$159,365
Other comprehensive income (loss):
Change in unrealized (gains) on securities	—	—	(26)
Less: reclassification adjustment for gains in net income	—	—	(10,038)
(Decrease) increase in fair value of cash flow hedge	(3,940)	1,722	884
Reclassification adjustment for amounts recognized in net income	(791)	164	2,627
Total other comprehensive (loss) income	(4,731)	1,886	(6,553)
Comprehensive income	155,718	156,219	152,812
Less: comprehensive loss attributable to noncontrolling interest	7	—	—
Comprehensive income attributable to common stockholders	$155,725	$156,219	$152,812

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$160,449	$154,333	$159,365
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	76,816	71,349	67,173
Amortization of debt issuance costs, debt discounts and prepaids	5,117	4,437	5,790
Amortization of commitment fees and note receivable discounts	(493)	(662)	(517)
Amortization of lease incentives	845	387	119
Straight-line lease revenue	(22,084)	(22,787)	(26,090)
Non-cash interest income on construction loan	(2,204)	(1,680)	(792)
Gain on sales of real estate	—	—	(50)
Loss on convertible note retirement	823	738	2,214
Loan and realty losses	2,440	5,115	—
Payment of lease incentives	(3,100)	(5,280)	—
Gains on sales of marketable securities, net	—	—	(10,038)
Non-cash share-based compensation	3,646	2,490	2,612
Change in operating assets and liabilities:
Other assets	1,604	(5,298)	(3,602)
Accounts payable and accrued expenses	300	4,587	1,607
Deferred income	16,796	140	304
Net cash provided by operating activities	240,955	207,869	198,095
Cash flows from investing activities:
Investment in mortgage and other notes receivable	(108,232)	(106,991)	(49,853)
Collection of mortgage and other notes receivable	2,897	4,346	43,168
Investment in real estate	(219,187)	(131,758)	(157,214)
Investment in real estate development	—	—	(10,691)
Investment in renovations of existing real estate	(17,999)	(15,887)	(7,888)
Proceeds from disposition of real estate properties	—	—	450
Proceeds from sales of marketable securities	—	—	18,182
Net cash used in investing activities	(342,521)	(250,290)	(163,846)
Cash flows from financing activities:
Proceeds from revolving credit facility	397,000	306,000	269,000
Payments on revolving credit facility	(181,000)	(443,000)	(206,000)
Proceeds from borrowings on term loans	—	300,000	250,000
Payments on term loans	(1,187)	(1,144)	(250,822)
Deferred loan costs	(126)	(2,171)	(4,935)
Distributions to noncontrolling interest	(15)	—	—
Proceeds from noncontrolling interest	643	—	—
Taxes remitted in relation to employee stock options exercised	(1,559)	(1,835)	(571)
Proceeds from equity offering, net	95,774	81,784	122,237
Convertible bond redemption	(22,468)	(29,985)	(60,921)
Dividends paid to stockholders	(179,739)	(165,391)	(153,040)
Net cash provided by (used in) financing activities	107,323	44,258	(35,052)

Increase (decrease) in cash and cash equivalents	5,757	1,837	(803)
Cash and cash equivalents and restricted cash, beginning of period	9,912	8,075	8,878
Cash and cash equivalents and restricted cash, end of period	$15,669	$9,912	$8,075

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Years Ended December 31,
	2019	2018	2017

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$54,027	$45,882	$43,191
Supplemental disclosure of non-cash investing and financing activities:
Real estate acquired in exchange for straight-line rent receivable	$38,000	$—	$—
Real estate acquired in exchange for mortgage notes receivable	$14,000	$—	$—
Change in other assets related to investments in real estate	$291	$—	$—
Change in accounts payable related to investments in real estate construction	$(1,082)	$—	$—
Change in accounts payable related to investments in real estate acquisition	$2,911	$1,689	$(1,855)
Tenant investment in leased asset	$—	$3,775	$1,250
Tenant forfeiture of lease escrow deposit	$—	$10,637	$—
Settlement of contingent asset acquisition liability	$—	$750	$—
Assumption of debt in real estate acquisition	$—	$—	$18,311

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Cumulative Net Income in Excess (Deficit) of Dividends	Accumulated Other Comprehensive Income (Loss)	Total National Health Investors Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balances at December 31, 2016	39,847,860	$398	$1,173,588	$29,873	$5,731	$1,209,590	$—	$1,209,590
Total comprehensive income	—	—	—	159,365	(6,553)	152,812	—	152,812
Equity component in redemption of convertible notes	—	—	(7,930)	—	—	(7,930)	—	(7,930)
Issuance of common stock, net	1,661,161	17	122,220	—	—	122,237	—	122,237
Taxes paid on employee stock awards	—	—	(571)	—	—	(571)	—	(571)
Shares issued on stock options exercised	23,133	—	—	—	—	—	—	—
Share-based compensation	—	—	2,612	—	—	2,612	—	2,612
Dividends declared, $3.80 per common share	—	—	—	(156,633)	—	(156,633)	—	(156,633)
Balances at December 31, 2017	41,532,154	415	1,289,919	32,605	(822)	1,322,117	—	1,322,117
Cumulative effect of change in accounting principle	—	—	—	(235)	235	—	—	—
Total comprehensive income	—	—	—	154,333	1,886	156,219	—	156,219
Equity component in redemption of convertible notes	—	—	(2,427)	—	—	(2,427)	—	(2,427)
Issuance of common stock, net	1,112,363	12	81,772	—	—	81,784	—	81,784
Taxes paid on employee stock awards	—	—	(1,835)	—	—	(1,835)	—	(1,835)
Shares issued on stock options exercised	55,894	—	—	—	—	—	—	—
Share-based compensation	—	—	2,490	—	—	2,490	—	2,490
Dividends declared, $4.00 per common share	—	—	—	(168,635)	—	(168,635)	—	(168,635)
Balances at December 31, 2018	42,700,411	427	1,369,919	18,068	1,299	1,389,713	—	1,389,713
Noncontrolling interest capital contribution	—	—	—	—	—	—	643	643
Noncontrolling interest distribution	—	—	—	—	—	—	(15)	(15)
Total comprehensive income	—	—	—	160,456	(4,731)	155,725	(7)	155,718
Issuance of common stock, net	1,209,522	12	95,762	—	—	95,774	—	95,774
Shares issued in convertible debt redemption	626,397	6	38,180	—	—	38,186	—	38,186
Taxes paid on employee stock awards	—	—	(1,559)	—	—	(1,559)	—	(1,559)
Shares issued on stock options exercised	51,156	1	—	—	—	1	—	1
Share-based compensation	—	—	3,646	—	—	3,646	—	3,646
Dividends declared, $4.20 per common share	—	—	—	(183,855)	—	(183,855)	—	(183,855)
Balances at December 31, 2019	44,587,486	$446	$1,505,948	$(5,331)	$(3,432)	$1,497,631	$621	$1,498,252

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

The Company - National Health Investors, Inc. (“NHI”), established in 1991 as a Maryland corporation, is a self-managed real estate investment trust (“REIT”) specializing in sale-leaseback, joint-venture, mortgage and mezzanine financing of need-driven and discretionary senior housing and medical investments. Our portfolio consists of lease, mortgage and other note investments in independent living facilities, assisted living facilities, entrance-fee communities, senior living campuses, skilled nursing facilities, specialty hospitals and medical office buildings. Other investments include joint ventures structured to comply with the provisions of the REIT Investment Diversification Empowerment Act of 2007 (“RIDEA”) through which we invest in facility operations managed by independent third-parties. We fund our real estate investments primarily through: (1) operating cash flow, (2) debt offerings, including bank lines of credit and term debt, both unsecured and secured, and (3) the sale of equity securities. Units, beds and square footage disclosures in these consolidated financial statements are unaudited.

Principles of Consolidation - The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, joint ventures, partnerships and consolidated variable interest entities (“VIE”), if any. All intercompany transactions and balances have been eliminated in consolidation. Net income is adjusted by the portion of net income (loss) attributable to noncontrolling interests.

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

At December 31, 2019, we held interests in seven unconsolidated VIEs, and, because we generally lack either directly or through related parties any material input or control in the activities that most significantly impact their economic performance, we have concluded that NHI is not the primary beneficiary. Our VIEs are summarized below by date of initial involvement. For further discussion of the nature of the relationships, including the sources of our exposure to these VIEs, see the notes to our consolidated financial statements cross-referenced below.

Date	Name	Source of Exposure	Carrying Amount	Maximum Exposure to Loss	Note Reference
2012	Bickford Senior Living	Various[1]	$63,939,000	$69,523,000	Notes 2, 3
2014	Senior Living Communities	Notes and straight-line receivable	$85,440,000	$95,267,000	Notes 2, 3
2015	Timber Ridge, LCS affiliate	Notes receivable	$59,166,000	$59,816,000	Note 3
2016	Senior Living Management	Notes and straight-line receivable	$26,825,000	$26,825,000	—
2017	Evolve Senior Living	Note receivable	$9,948,000	$9,948,000	—
2018	Sagewood, LCS affiliate	Notes receivable	$121,809,000	$178,531,000	Note 3
2019	41 Management, LLC	Notes receivable	$10,469,000	$15,355,000	Note 3

1 Notes, straight-line rent receivables & unamortized lease incentives

We are not obligated to provide support beyond our stated commitments to these tenants and borrowers whom we identify as VIEs, and accordingly, our maximum exposure to loss as a result of these relationships is limited to the amount of our commitments, as shown above and discussed in the notes. When the above relationships involve leases, some additional exposure to economic loss is present. Generally, additional economic loss on a lease, if any, would be limited to that resulting from a short period of arrearage and non-payment of monthly rent before we are able to take effective remedial action, as well as costs incurred in transitioning the lease to a new tenant. The potential extent of such loss will be dependent upon individual facts and circumstances, cannot be quantified, and is therefore not included in the tabulation above. Typically, the only carrying amounts involving our leases are accumulated straight-line receivables and unamortized lease incentives.

We structure our operating company joint venture to be compliant with the provisions of RIDEA which permits NHI to receive rent payments through a triple-net lease between a property company and an operating company and allows NHI to receive distributions from the operating company to a taxable REIT subsidiary (“TRS”). Our TRS holds NHI’s equity interests in unconsolidated operating companies thus providing an organizational structure that allows the TRS to engage in a broad range of activities and share in revenues that are otherwise non-qualifying income under the REIT gross income tests.

Noncontrolling Interest - As of December 31, 2019, and for the year then ended, our non-controlling interest relates to our property company joint venture with Discovery Senior Living. During the years ended December 31, 2018 and December 31, 2017, there were no noncontrolling interests.

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

Real Estate Properties - Real estate properties are recorded at cost or, if acquired through business combination, at fair value, including the fair value of contingent consideration, if any. Cost or fair value at the time of acquisition is allocated among land, buildings, improvements, personal property and lease and other intangibles. For properties acquired in transactions accounted for as asset purchases, the purchase price, which includes transaction costs, is allocated based on the relative fair values of the assets acquired. Cost includes the amount of contingent consideration, if any, deemed to be probable at the acquisition date. Contingent consideration is deemed to be probable to the extent that a significant reversal in amounts recognized is not likely to occur when the uncertainty associated with the contingent consideration is subsequently resolved. Cost also includes capitalized interest during construction periods. We use the straight-line method of depreciation for buildings over their estimated useful lives of 40 years, and improvements over their estimated useful lives ranging to 25 years. For contingent consideration arising from business combinations, the liability is adjusted to estimated fair value at each reporting date through earnings. For contingent consideration arising from asset acquisitions, the liability is adjusted to the amount considered probable each reporting period, with changes reflected as an adjustment to the basis of the related assets.

We evaluate the recoverability of the carrying amount of our real estate properties on a property-by-property basis. We review our properties for recoverability when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions and significant deteriorations of the underlying cash flows of the property, indicate that the carrying amount of the property may not be recoverable. The need to recognize an impairment charge is based on estimated undiscounted future cash flows from a property compared to the carrying amount of that property. If recognition of an impairment charge is necessary, it is measured as the amount by which the carrying amount of the property exceeds the fair value of the property.

Leases - Leases entered into during 2019 are accounted for under the guidance of ASC Topic 842, Leases. Our leases generally have an initial leasehold term of 10 to 15 years followed by one or more 5-year tenant renewal options. The leases are “triple net leases” under which the tenant is responsible for the payment of all taxes, utilities, insurance premiums, repairs and other charges relating to the operation of the properties, including required levels of capital expenditures each year. The tenant is obligated at its expense to keep all improvements, fixtures and other components of the properties covered by “all risk” insurance in an amount equal to at least the full replacement cost thereof, and to maintain specified minimal personal injury and property damage insurance. The leases also require the tenant to indemnify and hold us harmless from all claims resulting from the use, occupancy and related activities of each property by the tenant, and to indemnify us against all costs related to any release, discovery, clean-up and removal of hazardous substances or materials, or other environmental responsibility with respect to each facility. These provisions, along with a growing senior demographic and the historical propensity for real estate to hold its value, collectively constitute much of the means by which the risk associated with the residual value of our properties is mitigated. While we do not incorporate residual value guarantees, the above lease provisions and considerations inform our expectation of realizable value from our properties upon the expiration of their lease terms. The residual value of our real estate under lease is still subject to various market, asset, and tenant-specific risks and characteristics. As the classification of our leases is dependent on the fair value of estimated cash flows at lease commencement, management’s projected residual values represent significant assumptions in our accounting for operating leases. Similarly, the exercise of options is also subject to these same risks, making a tenant’s lease term another significant variable in a lease’s cash flows.

Mortgage and Other Notes Receivable - Each quarter, we evaluate the carrying amount of our notes receivable on an instrument-by-instrument basis for recoverability when events or circumstances, including the non-receipt of contractual principal and interest payments, significant deteriorations of the financial condition of the borrower and significant adverse changes in general economic conditions, indicate that the carrying amount of the note receivable may not be recoverable. If a note receivable becomes more than 30 days delinquent as to contractual principal or interest payments, the loan is classified as non-performing, and thereafter we recognize all amounts due when received. If necessary, an impairment is measured as the amount by which the carrying amount exceeds the discounted cash flows expected to be received under the note receivable or, if foreclosure is probable, the fair value of the collateral securing the note receivable.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s Consolidated Balance Sheets with the same amounts shown on the Company’s Consolidated Statements of Cash Flows (in thousands):

	As of December 31,
	2019	2018
Cash and cash equivalents	$5,215	$4,659
Restricted cash	10,454	5,253
	$15,669	$9,912

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

Deferred Loan Costs - Costs incurred to acquire debt are capitalized and amortized by the straight-line method, which approximates the effective-interest method, over the term of the related debt.

Deferred Income - Deferred income primarily includes non-refundable commitment fees received by us, which are amortized into income over the expected period of the related loan or lease. In the event that our financing commitment to a potential borrower or lessee expires, the related commitment fees are recognized into income immediately. Commitment fees may be charged based on the terms of the lease agreements and the creditworthiness of the parties.

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

Rental income is reduced for the non-cash amortization of payments made upon the eventual settlement of commitments and contingencies originally identified and recorded as lease inducements. We record lease inducements to the extent that it is probable that a significant reversal of amounts recognized will not occur when the uncertainty associated with the contingent consideration is subsequently resolved.

We identify a lease as non-performing if a required payment is not received within 30 days of the date it is due. Rental income on non-performing leased real estate properties is recognized in the period when the related cash is received.

Interest Income from Mortgage and Other Notes Receivable - Interest income is recognized based on the interest rates and principal amounts outstanding on the notes receivable. We identify a mortgage loan as non-performing if a required payment is not received within 30 days of the date it is due. Our policy related to mortgage interest income on non-performing mortgage loans is to recognize mortgage interest income in the period when the cash is received. As of December 31, 2019, we had not identified any of our mortgages as non-performing.

Derivatives - In the normal course of business, we are subject to risk from adverse fluctuations in interest rates. We have chosen to manage this risk through the use of derivative financial instruments, primarily interest rate swaps. Counterparties to these contracts are major financial institutions. We are exposed to credit loss in the event of nonperformance by these counterparties. We do not use derivative instruments for trading or speculative purposes. Our objective in managing exposure to market risk is to limit the impact on cash flows relating to the change in market interest rates on our variable rate debt.

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

Federal Income Taxes - We intend at all times to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Aside from such income taxes which may be applicable to the taxable income in the TRS, we will not be subject to U.S. federal income tax, provided that we continue to qualify as a REIT and make distributions to stockholders at least equal to or in excess of 90% our taxable income. Accordingly, no provision for federal income taxes has been made in the consolidated financial statements. A failure to qualify under the applicable REIT qualification rules and regulations would have a material adverse impact on our financial position, results of operations and cash flows.

Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income reported for financial reporting purposes due primarily to differences in the basis of assets, estimated useful lives used to compute depreciation expense, gains on sales of real estate, non-cash compensation expense and recognition of commitment fees.

Our tax returns filed for years beginning in 2016 are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our Consolidated Statements of Income as a component of income tax expense.

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

NOTE 2. REAL ESTATE

As of December 31, 2019, we owned 223 health care real estate properties located in 34 states and consisting of 146 senior housing communities, 72 skilled nursing facilities, 3 hospitals and 2 medical office buildings. Our senior housing properties include assisted living facilities, senior living campuses, independent living facilities, and entrance-fee communities. These investments (excluding our corporate office of $2,519,000) consisted of properties with an original cost of approximately $3,072,327,000, rented under triple-net leases to 32 lessees.

Acquisitions and New Leases of Real Estate

During the year ended December 31, 2019, we announced the following real estate investments and commitments as described below (dollars in thousands):

Operator	Date	Properties	Asset Class	Amount
Wingate Healthcare	January 2019	1	SHO	$52,200
Holiday Retirement	January 2019	1	SHO	38,000
Comfort Care Senior Living	April 2019	1	SHO	10,800
Comfort Care Senior Living	May 2019	1	SHO	13,500
Discovery Senior Living	May 2019	6	SHO	127,917
Cappella Living Solutions	July 2019	1	SHO	7,600
Bickford Senior Living	September 2019	1	SHO	15,100
41 Management	December 2019	1	SHO	9,340
				$274,457

Wingate

On January 15, 2019, we acquired a 267-unit senior living campus in Massachusetts for a purchase price of $50,300,000, including closing costs of $300,000. The facility is being leased to Wingate Healthcare, Inc. (“Wingate”) for a term of ten years, with three renewal options of five years each, at an initial lease rate of 7.5% plus annual fixed escalators. We have committed to the additional funding of up to $1,900,000 in capital improvements, and the lease provides for incentive payments up to $5,000,000 to become available beginning in 2020 upon the attainment of certain operating metrics. NHI has a right of first offer on two additional Wingate-operated facilities. We accounted for the transaction as an asset purchase.

Comfort Care

On April 30, 2019, we acquired a newly-constructed 60-unit assisted living facility in Shelby, Michigan which has 14 memory care units currently undergoing stabilization. The total commitment of $10,800,000 includes $9,560,000 funded at closing with the remaining amount to be funded once certain post closing and construction requirements are met. On May 20, 2019, we acquired a property in Brighton, Michigan, consisting of 73 assisted living/memory care units. The purchase price for the Brighton acquisition was $13,500,000, inclusive of closing costs. We leased the properties to Comfort Care Senior Living (“Comfort Care”), under leases which provide for initial lease rate of 7.75%, with annual fixed escalators beginning in year three over the term of ten years plus two renewal options of five years each. The leases each include a $3,000,000 earnout incentive which will be added to the respective lease base if funded. We accounted for the acquisitions as asset purchases.

Discovery

On May 31, 2019, we contributed $25,028,000 in cash for a 97.5% equity interest in a consolidated subsidiary ("Discovery PropCo"), which simultaneously acquired from a third party six senior housing facilities comprising 145 independent-living units, 356 assisted-living units and 95 memory-care units, for a total of 596 units. Discovery Senior Housing Investor XXIV, LLC, (“Discovery”) contributed $631,000 for its non-controlling 2.5% equity interest. We invested an additional $102,258,000 as a preferred equity contribution, for a total NHI investment of $127,286,000. The additional equity contribution of $102,258,000 carries a preference in liquidation as well as in the distribution of operating cash flow. Total cash of $127,917,000 invested in Discovery PropCo included approximately $1,067,000 in closing costs.

The facilities were leased by Discovery PropCo to an affiliate of Discovery for a term of ten years with two renewal periods of five years at an initial lease rate of 6.5% with fixed annual escalators through the fifth year of the initial lease term followed by CPI-based escalators, subject to floor and ceiling, thereafter.

Discovery is eligible, beginning in 2023, for up to $4,000,000 of lease inducement payments upon meeting specified performance metrics. Inducement payments funded under the agreement will be added to the lease base. Additionally, PropCo has committed to Discovery for funding up to $2,000,000 toward the purchase of condominium units located at one of the facilities, $497,000 of which has been funded as a result of transactions in November 2019. The total purchase price for the properties acquired, as discussed above, was allocated to the tangible assets based upon their relative fair values consisting of $6,301,000 to the land and $121,616,000 to the buildings and improvements. We accounted for the transaction as an asset purchase.

As the managing member, NHI directs the activities of Discovery PropCo that most significantly impact economic performance, subject to limited protective rights of Discovery for significant business decisions. We consider Discovery PropCo a VIE, based on our determination that the total equity at risk is insufficient to finance activities without additional subordinated financial support. Because of our control of Discovery PropCo, we consolidate its assets, liabilities, noncontrolling interest and operations in our consolidated financial statements.

Cappella Living Solutions

On July 23, 2019, we acquired a 51-unit assisted living facility in Pueblo, Colorado for $7,600,000 including $100,000 of closing costs. We leased the facility to Christian Living Services, Inc., d/b/a Cappella Living Solutions, for a term of 15 years at an initial lease rate of 7.25%, with CPI escalators subject to floor and ceiling. We accounted for this transaction as an asset purchase.

41 Management

We transitioned four Minnesota properties on October 1, 2019, from Bickford Senior Living to 41 Management. The transitioned properties are under a master lease which calls for total first-year rent of $906,000 and includes our commitment to make available up to $400,000 in targeted improvements. The lease term of 15 years has 2 renewal options of five years each and an initial rate of 7%. Under the master lease, escalators are fixed at 2.5%, and the lease is secured by corporate and personal guarantees. On December 27, 2019, for a cash purchase price of $9,340,000, including closing costs of $140,000, we acquired a 48 unit assisted living and memory care facility in the St. Paul, Minnesota area. The St. Paul facility was added to the existing master lease described above. We accounted for the St. Paul transaction as an asset purchase.

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

On January 31, 2019, we acquired a senior housing facility in Vero Beach, Florida from Holiday consisting of 157 independent living and 71 assisted living units in exchange for $38,000,000 toward the $55,125,000 receivable arising from the lease amendment, discussed above. The property was added to the master lease at a 6.71% lease rate. Under the restructured master lease, annual lease escalators ranging from 2% to 3%, based on portfolio revenue growth, will go into effect on November 1, 2020. Holiday settled the remaining commitment to NHI with cash of $17,125,000 at closing. Receipt of the Vero Beach property and collection of the remaining commitment in cash was recognized as adjustments to the outstanding Holiday lease receivable and resulted in the change of our straight-line receivable from Holiday at the beginning of the year into a straight-line payable, which is included in the accompanying Consolidated Balance Sheet at December 31, 2019 as “deferred income.”

As of December 31, 2019, we leased 26 independent living facilities to Holiday, including the Vero Beach property mentioned above. The master lease, which matures in 2035, provides for annual lease escalators beginning November 1, 2020. Of our total revenues, $40,459,000 (13%), $43,311,000 (15%) and $43,817,000 (16%) were derived from Holiday for the years ended December 31, 2019, 2018 and 2017, respectively, including $6,621,000, $5,616,000 and $7,397,000 in straight-line rent income, respectively. Our tenant operates the facilities pursuant to a management agreement with a Holiday-affiliated manager.

Senior Living Communities

As of December 31, 2019, we leased 10 retirement communities totaling 2,068 units to Senior Living Communities, LLC (“Senior Living”). The 15-year master lease, which began in December 2014, contains two renewal options of five years each and provides for an annual escalator of 3% effective January 1, 2019.

Of our total revenues, $46,927,000 (15%), $45,868,000 (16%) and $45,735,000 (16%) in rental income were derived from Senior Living for the years ended December 31, 2019, 2018 and 2017, respectively, including $4,934,000, $5,436,000 and $6,984,000 in straight-line rent.

NHC

We lease 42 facilities under two master leases to National HealthCare Corporation (“NHC”), a publicly-held company. The facilities leased to NHC consist of three independent living facilities and 39 skilled nursing facilities (4 of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC). These facilities are leased to NHC under the terms of an amended master lease agreement originally dated October 17, 1991 (“the 1991 lease”) which includes our 35 legacy properties and a master lease agreement dated August 30, 2013 (“the 2013 lease”) which includes 7 skilled nursing facilities acquired in 2013.

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

The following table summarizes the percentage rent income from NHC (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current year	$3,650	$3,411	$3,127
Prior year final certification[1]	334	285	194
Total percentage rent income	$3,984	$3,696	$3,321
1 For purposes of the percentage rent calculation described in the master lease agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

Of our total revenues, $38,131,000 (12%), $37,843,000 (13%) and $37,467,000 (13%) in rental income were derived from NHC for the years ended December 31, 2019, 2018 and 2017, respectively.

The chairman of our board of directors is also a director on NHC’s board of directors. As of December 31, 2019, NHC owned 1,630,642 shares of our common stock.

Bickford

As of December 31, 2019, our Bickford Senior Living (“Bickford”) lease portfolio consists of the following (dollars in thousands):

	Lease Expiration
	June 2023	September 2024	May 2031	April 2033	Total
Number of Properties	13	10	19	5	47
2019 Contractual Rent	$11,468	$9,442	$21,838	$4,918	$47,666
2019 Straight Line Rent	358	467	2,903	860	4,588
2019 Lease Incentive Amortization	—	—	(724)	—	(724)
	$11,826	$9,909	$24,017	$5,778	$51,530

On September 10, 2019, NHI amended a master lease, which matures in May 2031 and covers 14 Bickford properties, to change the annual escalator from a fixed percentage to a CPI-based escalator with a floor of 2% and a ceiling of 3%. A four-building portfolio in Minnesota that had been held by Bickford through September 30, 2019, transitioned to 41 Management, LLC, on October 1, 2019. Also, as of October 1, 2019, a master lease covering nine buildings subject to HUD mortgages was modified to reflect a decrease in monthly rent and provide for CPI-based escalators.

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

Of our total revenues, $52,570,000 (17%), $50,093,000 (17%) and $41,606,000 (15%) were recognized as rental income from Bickford for the years ended December 31, 2019, 2018 and 2017, respectively, including $4,651,000, $5,028,000 and $5,102,000 in straight-line rent income, respectively.

Other Portfolio Activity

Tenant Transitioning

We have completed the contractual transition of three lease portfolios to new tenants following a period of non-compliance by the former operators. The portfolios consist of three former SH-Regency Leasing, LLC (“Regency”) buildings, five former LaSalle Group buildings and one facility formerly leased to Landmark Senior Living (“Landmark”). To expedite stabilization of the facilities, we committed to specified income-generating capital expenditures for the re-branding and refurbishment of certain of these properties. The new leases each specify initial periods during which rental income to NHI shall be based on net operating income (“NOI”), after deduction of management fees. Following the initial periods, each lease converts to a structured payment based on a fair-value calculation.

The former Regency buildings have been leased to 3 operators, Senior Living Communities, Discovery, and Vitality MC TN, LLC (“Vitality”). Of our total revenues, $1,277,000 (0.4%), $5,103,000 (1.7%) and $5,466,000 (2.0%) in rental income were derived from the three former Regency buildings for the years ended December 31, 2019, 2018 and 2017, respectively.

Effective July 1, 2019 we transitioned an Indiana independent living/assisted living facility to Discovery in conjunction with our other properties in transition. The triple-net lease matures in June 2024 with two five-year options to extend. Rent is initially based on net operating income. Beginning in 2022, rent is to reset to the greater of $1,400,000 or a market rate as provided by formula. For the duration of the lease, the rent, as reset, is subject to a 2.5% escalator. Concurrent with Discovery’s entrance into the lease, NHI provided a working capital loan for amounts up to $750,000 at an interest rate of 6.5% and a $900,000 capital improvement commitment to fund improvements to the facility. The loan extends during the term of the lease.

On April 16, 2019, Chancellor Health Care leased the five former LaSalle Group buildings. Our lease agreement with Chancellor provides for NHI to receive 100% of net operating cash flow generated by the facilities, after management fees, pending stabilization of the operations of the facility. During the first quarter of 2019, we also commenced litigation for the recovery of certain funds owed by LaSalle Group under the lease and against the principal executive personally under the guaranty agreement. Of our total revenues, $1,162,000 (0.4%), $4,455,000 (1.5%) and $4,184,000 (1.5%) in rental income were derived from the five former LaSalle Group buildings for the years ended December 31, 2019, 2018 and 2017, respectively.

In February 2019, we transitioned a non-performing single-property lease in Wisconsin with Landmark to BAKA Enterprises, temporarily acting under a management agreement with Landmark. Under the terms of a short-term agreement, NHI received 95% of net operating cash flow, after management fees, as generated by the facilities. We have entered into a new lease with an initial term of 8 years and a fixed payment schedule through October 2022. In November 2022, the lease indicates a reset of rent to fair market rental value as agreed with the tenant. Of our total revenues, $1,204,000 (0.4%), $1,085,000 (0.4%) and $1,957,000 (0.7%) were derived from the former Landmark property for the years ended December 31, 2019, 2018 and 2017 respectively, including $625,000 received during 2019 as a settlement payment.

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

Assets Held For Sale

In September 2019, we classified a portfolio of eight assisted living properties located in Arizona (4), Tennessee (3) and South Carolina (1) as held for sale, after the current tenant expressed an intention to exercise its purchase option on the properties. Of our total revenues, $4,250,000 (1.3%), $4,250,000 (1.4%) and $4,250,000 (1.5%) in rental income were derived from this eight property portfolio for the years ended December 31, 2019, 2018 and 2017 respectively. The purchase option called for the parties to split any appreciation on a 50/50 basis above $37,520,000. During the first quarter of 2020, NHI and the tenant agreed to a fair valuation of $41,000,000 for the properties, and, accordingly, on January 22, 2020, we disposed of the properties at the agreed price of $39,260,000. With the expectation of deferring gain recognition from this disposition, we have engaged a qualified intermediary to effect a like-kind exchange under §1031 of the Internal Revenue Code.

We have identified two assisted living properties for disposal and began active marketing of the properties. The buildings are smaller than are typical of our portfolio. In January 2019 we ceased recording depreciation on the properties, and we booked an adjustment to lease revenues to write off the associated $124,000 in straight-line receivables. We recognized an impairment loss of $2,500,000 in 2019 to write down the properties to their estimated net realizable value.

Tenant Purchase Options

Certain of our operators hold purchase options allowing them to acquire properties they currently lease from NHI. For options open or coming open in the near future, we are engaged in preliminary negotiations to continue as lessor or in some other capacity.

A summary of these tenant options, excluding properties classified as held for sale, is presented below (dollars in thousands):

Asset	Number of	Lease	1st Option	Option	Contractual
Type	Properties	Expiration	Open Year	Basis	Rent
MOB	1	February 2025	Open	i	$306
HOSP	1	March 2025	2020	iv	$1,957
HOSP	1	September 2027	2021	ii	$2,760
SHO	2	May 2031	2021	iv	$5,063
HOSP	1	June 2022	2022	i	$3,502
SNF	7	August 2028	2025	iii	$3,671
SNF	1	September 2028	2028	iii	$472

Tenant purchase options generally give the lessee an option to purchase the underlying property for consideration determined by i) greater of fixed base price or fair market value; ii) a fixed base price plus a specified share in any appreciation; iii) fixed base price; or iv) a fixed capitalization rate on lease revenue.

Future Minimum Lease Payments

With the adoption of Accounting Standards Codification (“ASC”) Topic 842, Leases, as discussed in Note 14, our minimum lease payments are now determined under guidance different from that required as of December 31, 2018, when we were subject to ASC Topic 840 Leases. Presented in the following table are future minimum lease payments, as of December 31, 2019, to be received by us under our operating leases, as determined under ASC 842 (in thousands):

Twelve months ended December 31, 2019
2020	$266,320
2021	267,871
2022	271,528
2023	265,584
2024	257,726
Thereafter	1,569,556
$2,898,585

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

Variable Lease Payments

Most of our existing leases contain annual escalators in rent payments. For financial statement purposes, rental income is recognized on a straight-line basis over the term of the lease where the lease contains fixed escalators. Some of our leases contain escalators that are determined annually based on a variable index or other factor that is indeterminable at the inception of the lease. The table below indicates the amount of lease revenue recognized as a result of fixed and variable lease escalators (in thousands):

	Year Ended December 31,
	2019	2018	2017
Lease payments based on fixed escalators	$260,488	$253,528	$235,343
Lease payments based on variable escalators	4,967	4,111	3,617
Straight-line rent income	22,084	22,787	26,090
Escrow funds received from tenants	5,798	—	—
Amortization of lease incentives	845	387	119
Rental income	$294,182	$280,813	$265,169

NOTE 3. MORTGAGE AND OTHER NOTES RECEIVABLE

At December 31, 2019, we had investments in mortgage notes receivable with a carrying value of $294,120,000 secured by real estate and UCC liens on the personal property of 15 facilities and other notes receivable with a carrying value of $46,023,000 guaranteed by significant parties to the notes or by cross-collateralization of properties with the same owner. At December 31, 2018, we had investments in mortgage notes receivable with a carrying value of $202,877,000 and other notes receivable with a carrying value of $43,234,000. No allowance for credit losses was considered necessary at December 31, 2019 or 2018.

During the year ended December 31, 2019, we announced the following note receivable investments and commitments as described below (dollars in thousands):

Operator	Date	Properties	Asset Class	Amount
Note Investments
Senior Living Communities	June 2019	1	SHO	32,700
41 Management	June 2019	1	SHO	10,800
Discovery Senior Living	July 2019	1	SHO	750
Discovery Senior Living	August 2019	1	SHO	6,423
41 Management	December 2019	1	SHO	3,870
				$54,543

Discovery

On August 30, 2019, NHI extended a senior mortgage loan of $6,423,000 at 7% annual interest to affiliates of Discovery to acquire a senior housing facility in Indiana for which Discovery PropCo, will have the option to purchase at stabilization. The facility consists of 52 assisted living units and 22 memory care units. As discussed earlier in Note 2, effective July 1, 2019, NHI provided an additional working capital loan for amounts up to $750,000 at an interest rate of 6.5%.

41 Management

On June 14, 2019, we committed to providing first mortgage financing to 41 Management, LLC for up to $10,800,000 to fund the construction of a 51-unit assisted living facility in Wisconsin. The loan carries an interest rate of 8.50% for its term of five years, subject to two renewals of one year each. The agreement includes a purchase option, which is effective upon stabilization of the facility. Additional security on the loan includes personal and corporate guarantees and the funding of a $2,400,000 working capital escrow. The total amount funded on the note was $6,045,000 as of December 31, 2019.

On December 20, 2019, we extended a second mortgage loan of $3,870,000 to 41 Management to refinance the subordinated debt on a newly constructed 48-unit assisted living/memory care facility in Wisconsin. The loan provides for interest of 13% and a one year maturity plus two six-month renewal terms at the option of the borrower. The loan is secured by corporate and personal guarantees. Upon stabilization, NHI has the option to purchase the facility at fair market value based on a metric-driven formula.

Our loans to and receivables from 41 Management represent variable interests. 41 Management is structured to limit liability for potential claims for damages, is capitalized to achieve that purpose and is considered a VIE within the definition set forth in Note 1. As discussed more fully in Note 1, we have concluded that we are not the primary beneficiary of 41 Management.

Bickford

At December 31, 2019, our construction loans to Bickford are summarized as follows:

Commencement	Rate	Maturity	Commitment	Drawn	Location
January 2017	9%	5 years	14,000,000	(14,000,000)	Michigan
January 2018	9%	5 years	14,000,000	(11,804,000)	Virginia
July 2018	9%	5 years	14,700,000	(11,312,000)	Michigan
			$42,700,000	$(37,116,000)

The construction loans are secured by first mortgage liens on substantially all real and personal property as well as a pledge of any and all leases or agreements which may grant a right of use to the property. Usual and customary covenants extend to the agreements, including the borrower’s obligation for payment of insurance and taxes. NHI has a fair market value purchase option on the properties at stabilization of the underlying operations. On exercise of our purchase option on these development projects, Bickford as borrower may receive up to $2,000,000 per project based on the achievement of predetermined operational milestones and, if funded, will increase NHI's future purchase price.

As discussed in Note 2, on September 10, 2019, we acquired the Illinois location constructed by Bickford for $15,100,000. In the exchange we cancelled Bickford’s outstanding debt, including interest due, on the property of $14,035,000.

Our loans to Bickford represent a variable interest. Bickford is structured to limit liability for potential claims for damages, is capitalized to achieve that purpose and is considered a VIE within the definition set forth in Note 1. As discussed more fully in Note 1, we have concluded that we are not the primary beneficiary of Bickford Senior Living.

Life Care Services - Sagewood

On December 21, 2018, we entered into an agreement to lend LCS-Westminster Partnership IV LLP (“LCS-WP IV”), an affiliate of Life Care Services (“LCS”), the manager of the facility, up to $180,000,000. The loan agreement conveys a mortgage interest and will facilitate the construction of Phase II of Sagewood, a Type-A Continuing Care Retirement Community in Scottsdale, AZ. As an affiliate of a larger company, LCS-WP IV is structured to limit liability for potential damage claims, is capitalized to achieve that purpose and is considered a VIE within the definition set forth in Note 1. As discussed more fully in Note 1, we have concluded that we are not the primary beneficiary of LCS-WP IV.

The loan takes the form of two notes under a master credit agreement. The senior note (“Note A”) totals $118,800,000 at a 7.25% interest rate with 10 basis-point annual escalators after three years and has a term of 10 years. We have funded $77,340,000 of Note A as of December 31, 2019. Note A is interest-only and is locked to prepayment until January 2021. After 2020, the prepayment penalty starts at 2% and declines to 1% in 2022. The second note (“Note B”) is a construction loan for up to $61,200,000 at an annual interest rate of 8.5% and carries a maturity of five years. The total amount funded on Note B was $45,938,000 as of December 31, 2019.

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

The loan took the form of two notes under a master credit agreement. The senior note (“Note A”) totals $60,000,000 at an initial rate of 6.75% (currently 6.95%) with 10 basis-point escalators after three years and has a term of 10 years. We have funded $59,350,000 of Note A as of December 31, 2019. Note A is interest-only and is locked to prepayment for three years. Beginning in February 2018, the prepayment penalty started at 5% and will decline 1% annually for five years. Note B was a construction loan for up to $94,500,000, with the remaining outstanding balance being fully repaid during the first quarter of 2018.

As discussed more fully at Note 15, on January 31, 2020 we entered into a joint venture transaction with LCS to create Timber Ridge PropCo which acquired the Timber Ridge property.

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

In December 2014, we provided a $15,000,000 revolving line of credit, the maturity of which mirrors the 15-year term of the master lease. Borrowings are used primarily to finance construction projects within the Senior Living portfolio, including building additional units. The facility, which may also be used to meet general working capital needs, was amended as of December 10, 2019, to reduce availability to $12,000,000 with a further reduction in capacity to $7,000,000 beginning January 1, 2022 through lease maturity in December 2029. Also effective December 10, 2019, a sub-limit on the availability of funding for working capital needs was established at $10,000,000 for this loan, extending through January 1, 2022, at which time the limit is to be reduced to $5,000,000. Amounts outstanding under the facility, $5,174,000 at December 31, 2019, bear interest at an annual rate equal to the prevailing 10-year U.S. Treasury rate, 1.92% at December 31, 2019, plus 6%.

NHI has two mezzanine loans of up to $12,000,000 and $2,000,000, respectively, to affiliates of Senior Living, whose purpose was to partially fund construction of a 186-unit senior living campus on Daniel Island in South Carolina, which opened in April 2018. The loans bear interest payable monthly at a 10% annual rate and mature in March 2021. The loans were fully drawn at December 31, 2019, and provided NHI with a fixed capitalization rate purchase option on the development upon its meeting certain operational metrics. The option is to remain open during the term of the loans, plus any extensions.

Our loans to Senior Living and its subsidiaries represent a variable interest. Senior Living is structured to limit liability for potential claims for damages, is appropriately capitalized for that purpose and is considered a VIE. As discussed more fully in Note 1, we have concluded that we are not the primary beneficiary of Senior Living.

NOTE 4. OTHER ASSETS

Our other assets consist of the following (in thousands):

	As of December 31,
	2019	2018
Accounts receivable and prepaid expenses	$3,212	$6,381
Unamortized lease incentive payments	10,146	7,456
Regulatory escrows	8,208	8,208
Restricted cash	10,454	5,253
	$32,020	$27,298

Regulatory escrows include mandated deposits in connection with our entrance fee communities in Connecticut. Restricted cash includes amounts required to be held on deposit in accordance with agency agreements governing our Fannie Mae and HUD mortgages.

NOTE 5. DEBT

Debt consists of the following (in thousands):

	December 31, 2019	December 31, 2018
Revolving credit facility - unsecured	$300,000	$84,000
Bank term loans - unsecured	550,000	550,000
Private placement term loans - unsecured	400,000	400,000
HUD mortgage loans (net of discount of $1,238 and $1,320)	42,138	42,906
Fannie Mae term loans - secured, non-recourse	95,706	96,044
Convertible senior notes - unsecured (net of discount of $303 and $1,391)	59,697	118,609
Unamortized loan costs	(7,076)	(9,884)
	$1,440,465	$1,281,675

Aggregate principal maturities of debt as of December 31, 2019 for each of the next five years and thereafter are as follows (in thousands):

For The Year Ended December 31,
2020	$1,230
2021	61,279
2022	551,328
2023	476,379
2024	76,429
Thereafter	282,437
1,449,082
Less: discount	(1,541)
Less: unamortized loan costs	(7,076)
$1,440,465

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

The revolving facility fee is currently 20 basis points per annum, and based on our current leverage ratios, the facility presently provides for floating interest on the revolver and the term loans at 30-day LIBOR plus 120 bps and a blended 132 bps, respectively. At December 31, 2019 and December 31, 2018, 30-day LIBOR was 176 and 252 bps, respectively. Within the facility, the employment of interest rate swaps on our debt leaves only $240,000,000 of our revolving credit facility exposed to interest rate risk through June 2020, when our $80,000,000 and $130,000,000 swaps expire. Our swaps and the financial instruments to which they relate are described in the table below, under the caption “Interest Rate Swap Agreements.”

At December 31, 2019, we had $250,000,000 available to draw on the revolving portion of our credit facility, subject to usual and customary covenants. Among other stipulations, the unsecured credit facility agreement requires that we maintain certain financial ratios within limits set by our creditors. At December 31, 2019, we were in compliance with these ratios.

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

HUD mortgage loans

Our HUD mortgage loans are secured by 10 properties leased to Bickford and having a net book value of $49,147,000 at December 31, 2019. Nine mortgage notes require monthly payments of principal and interest from 4.3% to 4.4% (inclusive of mortgage insurance premium) and mature in August and October 2049. One additional HUD mortgage loan assumed in 2014, at a discount, requires monthly payments of principal and interest of 2.9% (inclusive of mortgage insurance premium) and matures in October 2047. The loan has an outstanding principal balance of $8,492,000 and a carrying value of $7,254,000, which approximates fair value.

Fannie Mae term loans - secured, non-recourse

In March 2015 we obtained $78,084,000 in Fannie Mae financing. The term debt financing consists of interest-only payments at an annual rate of 3.79% and a 10-year maturity. The mortgages are non-recourse and secured by thirteen properties leased to Bickford. In a December 2017 acquisition, we assumed additional Fannie Mae debt that amortizes through 2025 when a balloon payment will be due, is subject to prepayment penalties until 2024, bears interest at a nominal rate of 4.60%, and has remaining balance of $17,622,000 at December 31, 2019. All together, these notes are secured by facilities having a net book value of $134,192,000 at December 31, 2019.

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

During the years ended December 31, 2019 and 2018, we undertook targeted open-market repurchases of certain of these convertible notes. Payments of cash negotiated in the transactions were dependent on prevailing market conditions, our liquidity requirements, contractual restrictions, individual circumstances of the selling parties and other factors. Beginning in December 2019, through the issuance of common stock and cash in retirement of $60,000,000 of our convertible notes, we funded our Timber Ridge acquisition, which closed January 2020. Settlement of the notes requires management to allocate the consideration we ultimately pay between the debt component and the equity conversion feature as though they were separate instruments. The allocation is effected by recording the fair value of the debt component first, with any remainder allocated to the conversion feature. Amounts expended to settle the notes are recognized first as a settlement of the notes at our carrying value and then are recognized in income to the extent the portion allocated to the debt instrument differs from carrying value. The remainder of the allocation, if any, is treated as settlement of equity and adjusted through our capital in excess of par account.

A roll-forward for 2019 of our convertible note balances, including the effect of year-to-date amortization, net of issuance costs, is presented below:

	December 31, 2018	Exchange	Amortization	December 31, 2019
Face amount	$120,000	$(60,000)	$—	$60,000
Discount	(1,391)	$328	$760	(303)
Unamortized loan costs	(910)	$210	$505	(195)
Carrying value	$117,699			$59,502

Total consideration given in the exchange of $73,102,000 included the issuance of 626,397 shares of NHI common stock with a fair value of $51,002,000 and cash disbursed of $22,100,000.

Total consideration given in the exchange was allocated as $60,285,000 to the note retirement with the remaining expenditure of $12,816,000 allocated to retirement of the equity feature of the notes. A loss of $823,000 for the year ended December 31, 2019, resulted from the excess allocation of cash expenditures over the book value of the notes retired, net of discount and issuance costs.

As of December 31, 2019, our $60,000,000 of senior unsecured convertible notes were convertible at a rate of 14.62 shares of common stock per $1,000 principal amount, representing a conversion price of approximately $68.39 per share for a total of 877,356 remaining underlying shares. For the year ended December 31, 2019, dilution resulting from the conversion option within our convertible debt is 210,224 shares. If NHI’s current share price increases above the adjusted $68.39 conversion price, further dilution will be attributable to the conversion feature. On December 31, 2019, the value of the convertible debt, computed as if the debt were immediately eligible for conversion, exceeded its face amount by $11,487,000.

Interest Rate Swap Agreements

Our existing interest rate swap agreements will collectively continue through December 2021 to hedge against fluctuations in variable interest rates applicable to $610,000,000 ($400,000,000 after June 2020) of our bank loans. During the next year, approximately $1,710,000 of gains, which are included in accumulated other comprehensive income (loss), are projected to be reclassified into earnings.

As of December 31, 2019, we employ the following interest rate swap contracts to mitigate our interest rate risk on our bank term and revolver loans described above (dollars in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value (Liability)
June 2013	June 2020	3.46%	1-month LIBOR	$80,000	$(177)
March 2014	June 2020	3.51%	1-month LIBOR	$130,000	$(316)
March 2019	December 2021	3.51%	1-month LIBOR	$100,000	$(1,318)
March 2019	December 2021	3.52%	1-month LIBOR	$100,000	$(1,344)
June 2019	December 2021	2.89%	1-month LIBOR	$150,000	$(200)
June 2019	December 2021	2.93%	1-month LIBOR	$50,000	$(79)

If the fair value of the hedge is an asset, we include it in our Consolidated Balance Sheets among other assets, and, if a liability, as a component of accounts payable and accrued expenses. See Note 11 for fair value disclosures about our interest rate swap agreements. Net asset (liability) balances for our hedges included as components of consolidated other comprehensive income (loss) on December 31, 2019 and December 31, 2018 were $(3,434,000) and $1,297,000, respectively.

The following table summarizes interest expense (in thousands):

	Year Ended December 31,
	2019	2018	2017
Interest expense on debt at contractual rates	$53,923	$45,789	$40,385
Losses reclassified from accumulated other
comprehensive income (loss) into interest expense	(791)	164	2,627
Ineffective portion of cash flow hedges	—	—	(353)
Capitalized interest	(399)	(212)	(510)
Charges taken on amending bank credit facility	—	—	583
Amortization of debt issuance costs and debt discount	3,566	3,314	3,592
Total interest expense	56,299	49,055	46,324

NOTE 6. COMMITMENTS AND CONTINGENCIES

In the normal course of business, we enter into a variety of commitments, typically consisting of funding of revolving credit arrangements, construction and mezzanine loans to our operators to conduct expansions and acquisitions for their own account, and commitments for the funding of construction for expansion or renovation to our existing properties under lease. In our leasing operations, we offer to our tenants and to sellers of newly-acquired properties a variety of inducements which originate contractually as contingencies but which may become commitments upon the satisfaction of the contingent event. Contingent payments earned will be included in the respective lease bases when funded. The tables below summarize our existing, known commitments and contingencies as of December 31, 2019 according to the nature of their impact on our leasehold or loan portfolios.

	Asset Class	Type	Total	Funded	Remaining
Loan Commitments:
LCS Sagewood Note A	SHO	Construction	$118,800,000	$(77,340,000)	$41,460,000
LCS Sagewood Note B	SHO	Construction	61,200,000	(45,938,000)	15,262,000
LCS Timber Ridge Note A	SHO	Construction	60,000,000	(59,350,000)	650,000
Bickford Senior Living	SHO	Construction	28,700,000	(23,116,000)	5,584,000
Senior Living Communities	SHO	Revolving Credit	12,000,000	(5,174,000)	6,826,000
41 Management	SHO	Construction	10,800,000	(6,045,000)	4,755,000
Discovery Senior Living	SHO	Working Capital	750,000	(175,000)	575,000
			$292,250,000	$(217,138,000)	$75,112,000

See Note 3 to our consolidated financial statements for full details of our loan commitments. As provided above, loans funded do not include the effects of discounts or commitment fees.

	Asset Class	Type	Total	Funded	Remaining
Development Commitments:
Ignite Medical Resorts	SNF	Construction	$25,350,000	$(16,903,000)	$8,447,000
Woodland Village	SHO	Construction	7,515,000	(7,425,000)	90,000
Senior Living Communities	SHO	Renovation	9,930,000	(9,067,000)	863,000
Wingate Healthcare	SHO	Renovation	1,900,000	(357,000)	1,543,000
Discovery Senior Living	SHO	Renovation	900,000	—	900,000
Navion Senior Solutions	SHO	Construction	650,000	—	650,000
41 Management	SHO	Renovation	400,000	—	400,000
			$46,645,000	$(33,752,000)	$12,893,000

In addition to the commitments listed above, Discovery PropCo has committed to Discovery for funding up to $2,000,000 for the purchase of condominium units located at one of the facilities. As of December 31, 2019, $497,000 has been funded toward the commitment.

	Asset Class	Type	Total	Funded	Remaining
Contingencies:
Comfort Care Senior Living	SHO	Lease Inducement	6,000,000	—	6,000,000
Wingate Healthcare	SHO	Lease Inducement	5,000,000	—	5,000,000
Navion Senior Solutions	SHO	Lease Inducement	4,850,000	(500,000)	4,350,000
Discovery Senior Living	SHO	Lease Inducement	4,000,000	—	4,000,000
Ignite Medical Resorts	SNF	Lease Inducement	2,000,000	—	2,000,000
			$21,850,000	$(500,000)	$21,350,000

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

In June 2018, East Lake Capital Management LLC and certain related entities, including Regency (for three assisted living facilities in Tennessee, Indiana and North Carolina), filed suit against NHI in Texas seeking injunctive and declaratory relief and unspecified monetary damages. NHI responded with counterclaims and filed motions requesting the immediate appointment of a receiver and for pre-judgment possession. Resulting from these claims and counterclaims, on December 6, 2018, the parties entered into an agreement resulting in Regency vacating the facilities in December 2018. Litigation is ongoing.

The LaSalle Group defaulted on its rent payment in November 2018. We transitioned the properties to a new operator on April 16, 2019, with NHI to receive operating cash flow, after management fees, generated by the facilities pending stabilization. We also commenced litigation for the recovery of certain funds owed under the lease and against the principal executive personally, under a guaranty agreement. The LaSalle Group, the former operator of the properties, has declared bankruptcy under Chapter 11. In December 2019, we reached an agreement with TLG Family Management and Mitchell Warren, who, without making any admissions under a joint-liability settlement, have agreed to pay to NHI $2,850,000 over a five-year period, consisting of scheduled payments of varying amounts in full settlement of agreed judgments under manager and personal guarantees. We received the first installment of $60,000 December 2019.

NOTE 7. INVESTMENT AND OTHER GAINS

The following table summarizes our investment and other gains (in thousands):

	Year Ended December 31,
	2019	2018	2017
Gains on sales of marketable securities	$—	$—	$10,038
Gain on sale of real estate	—	—	50
	$—	$—	$10,088

During the year ended December 31, 2017 we recognized gains on sales of marketable securities which were reclassified from accumulated other comprehensive income.

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

In May 2012, our stockholders approved the 2012 Stock Incentive Plan (the “2012 Plan”) pursuant to which 1,500,000 shares of our common stock were made available to grant as share-based payments to employees, officers, directors or consultants. Through a vote of our shareholders in May 2015, we increased the maximum number of shares under the plan from 1,500,000 shares to 3,000,000 shares; increased the automatic annual grant to non-employee directors from 15,000 shares to 20,000 shares; and limited the Company’s ability to re-issue shares under the Plan. Through a second amendment approved on May 4, 2018, our shareholders voted to increase the maximum number of shares under the plan to 3,500,000 and to increase the automatic annual grant to non-employee directors to 25,000. The individual restricted stock and option grant awards may vest over periods up to five years. The term of the options under the 2012 Plan is up to 10 years from the date of grant. As of December 31, 2019, there were 319,669 shares available for future grants under the 2012 Plan.

On May 3, 2019, our stockholders approved the 2019 Stock Incentive Plan (“the 2019 Plan”) pursuant to which 3,000,000 shares of our common stock were made available to grant as share-based payments to employees, officers, directors or consultants. The individual option grant awards may vest over periods up to five years. The term of the options under the 2019 Plan is up to ten years from the date of grant. As of December 31, 2019, there were 3,000,000 shares available for future grants under the 2019 Plan.

Compensation expense is recognized only for the awards that ultimately vest. Accordingly, forfeitures that were not expected may result in the reversal of previously recorded compensation expense. We consider the historical employee turnover rate in our estimate of the number of stock option forfeitures. Our compensation expense reported for the years ended December 31, 2019, 2018 and 2017 was $3,646,000, $2,490,000 and $2,612,000, respectively, and is included in general and administrative expense in the Consolidated Statements of Income.

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

Stock Options

The weighted average fair value per share of options granted was $6.30, $4.49 and $5.76 for 2019, 2018 and 2017, respectively.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2019	2018	2017
Dividend yield	5.5%	6.5%	5.3%
Expected volatility	18.2%	19.4%	19.8%
Expected lives	2.7 years	2.9 years	2.9 years
Risk-free interest rate	2.39%	2.39%	1.49%

Stock Option Activity

The following tables summarize our outstanding stock options, after giving effect to modifications of 83,334 options in November 2019 as, in substance, the forfeiture of old and issuance of new options concurrent with an employee’s retirement:

			Weighted Average
	Number	Weighted Average	Remaining	Aggregate
	of Shares	Exercise Price	Contractual Life (Years)	Intrinsic Value
Outstanding December 31, 2016	541,679	$65.84
Options granted under 2012 Plan	495,000	$74.90
Options granted under 2005 Plan	—	$0.00
Options exercised under 2005 Plan	(15,000)	$47.52
Options exercised under 2012 Plan	(155,829)	$65.73
Options canceled under 2012 Plan	(6,668)	$60.52
Outstanding December 31, 2017	859,182	$70.11
Options granted under 2012 Plan	560,000	$64.33
Options granted under 2005 Plan	—	$0.00
Options exercised under 2005 Plan	(6,668)	$72.11
Options exercised under 2012 Plan	(462,167)	$65.03
Options canceled under 2012 Plan	(30,001)	$66.73
Outstanding December 31, 2018	920,346	$69.24
Options granted under 2012 Plan	685,334	$79.08
Options exercised under 2012 Plan	(501,664)	$71.52
Options forfeited under 2012 Plan	(100,002)	$73.89
Options forfeited under 2005 Plan	—	$0.00
Options outstanding, December 31, 2019	1,004,014	$74.35	3.24	$7,157,000

Exercisable at December 31, 2019	530,163	$73.93	2.91	$4,001,000

			Remaining
Grant	Number	Exercise	Contractual
Date	of Shares	Price	Life in Years
2/20/2015	20,000	$72.11	0.14
2/22/2016	20,000	$60.52	1.15
2/22/2017	121,669	$74.78	2.15
2/20/2018	246,177	$64.33	3.14
2/21/2019	512,834	$79.96	4.15
11/7/2019	83,334	$72.67	0.85
Options outstanding, December 31, 2019	1,004,014

The weighted average remaining contractual life of all options outstanding at December 31, 2019 is 3.24 years. Including outstanding stock options, our stockholders have authorized an additional 4,323,683 shares of common stock that may be issued under the share-based payments plans.

The following table summarizes our outstanding non-vested stock options:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested December 31, 2018	443,354	$4.87
Options granted under 2012 Plan	685,334	$6.11
Options vested under 2012 Plan	(554,835)	$5.62
Non-vested options forfeited under 2012 Plan	(100,002)	$5.56
Non-vested December 31, 2019	473,851	$5.64

At December 31, 2019, we had, net of expected forfeitures, $780,000 of unrecognized compensation cost related to unvested stock options which is expected to be expensed over the following periods: 2020 - $698,000 and 2021 - $82,000 share-based compensation is included in general and administrative expense in the Consolidated Statements of Income.

The intrinsic value of the total options exercised for the years ended December 31, 2019, 2018 and 2017 was $5,659,000 or $11.28 per share; $6,105,000 or $13.02 per share, and $2,314,000 or $13.55 per share, respectively.

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

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per common share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2019	2018	2017
Net income attributable to common stockholders	$160,456	$154,333	$159,365

BASIC:
Weighted average common shares outstanding	43,417,828	41,943,873	40,894,219

DILUTED:
Weighted average common shares outstanding	43,417,828	41,943,873	40,894,219
Stock options and restricted shares	75,196	67,735	67,703
Convertible senior notes - unsecured	210,224	80,123	189,531
Average dilutive common shares outstanding	43,703,248	42,091,731	41,151,453

Net income attributable to common stockholders - basic	$3.70	$3.68	$3.90
Net income attributable to common stockholders - diluted	$3.67	$3.67	$3.87

Net share effect of anti-dilutive stock options	4,678	518	573

Regular dividends declared per common share	$4.20	$4.00	$3.80

NOTE 10. INCOME TAXES

Beginning with our inception in 1991, we have elected to be taxed as a REIT under the Internal Revenue Code (the “Code”). For the years ended December 31, 2019, 2018, and 2017, respectively, we have recorded state income tax expense of $142,000, $138,000 and $124,000 related to a Texas franchise tax that has attributes of an income tax. State income taxes are combined in franchise, excise and other taxes in our Consolidated Statements of Income.

Dividend payments to common stockholders for the last three years are characterized for tax purposes as follows on a per share basis:

(Unaudited)	2019	2018	2017
Ordinary income	$4.20000	$3.33730	$2.93054
Capital gain	—	—	0.20643
Return of capital	—	0.66270	0.66303
Dividends paid per common share	$4.20	$4.00	$3.80

During the years 2012 through 2016, we participated in the operations of a joint venture, structured as a taxable REIT subsidiary (“TRS”) under provisions of the Code. In regard to that TRS, upon the dissolution of the underlying joint venture, we carry a deferred tax asset, which is fully reserved through a valuation allowance, of $273,000 as of December 31, 2019. See Note 15 for a discussion of Timber Ridge OpCo which will also be held in our TRS.

We made state income tax payments of $112,000, $124,000,and $170,000 for the years ended December 31, 2019, 2018, and 2017, respectively.

NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial assets and liabilities measured at fair value (based on the hierarchy of the three levels of inputs described in Note 1 on a recurring basis have included marketable securities, derivative financial instruments and contingent consideration arrangements. Marketable securities have consisted of common stock of other healthcare REITs. Derivative financial instruments include our interest rate swap agreements. Contingent consideration arrangements relate to certain provisions of recent real estate purchase agreements involving property acquisitions.

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

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurement
	Balance Sheet Classification	December 31, 2019	December 31, 2018
Level 2
Interest rate swap asset	Other assets	$—	$1,297
Interest rate swap liability	Accounts payable and accrued expenses	$3,433	$—

Carrying values and fair values of financial instruments that are not carried at fair value at December 31, 2019 and 2018 in the Consolidated Balance Sheets are as follows (in thousands):

	Carrying Amount		Fair Value Measurement
	2019	2018	2019	2018
Level 2
Variable rate debt	$845,744	$628,010	$850,000	$634,000
Fixed rate debt	$594,721	$653,665	$602,926	$644,745

Level 3
Mortgage and other notes receivable	$340,143	$246,111	$347,543	$244,206

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

Carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The fair value of our borrowings under our credit facility are reasonably estimated at their contractual value at December 31, 2019 and 2018, due to the predominance of floating interest rates, which generally reflect market conditions.

NOTE 12. LIMITS ON COMMON STOCK OWNERSHIP (UNAUDITED)

The Company’s charter contains certain provisions which are designed to ensure that the Company’s status as a REIT is protected for federal income tax purposes. One of the provisions ensures that any transfer (of shares) which would cause NHI to be beneficially owned by fewer than 100 persons or would cause NHI to be “closely-held” under the Internal Revenue Code would be void which, subject to certain exceptions, result in no stockholder being allowed to own, either directly or indirectly pursuant to certain tax attribution rules, more than 9.9% of the Company’s common stock with the exception of prior agreements in 1991 which were confirmed in writing in 2008 with the Company’s founders Dr. Carl E. Adams and Jennie Mae Adams and their lineal descendants. Based on these agreements, the ownership limit for all other stockholders is approximately 7.5%. If a stockholder’s stock ownership exceeds the limit, then such shares over the limit become Excess Stock within the meaning in the Company’s charter whose rights to vote and receive dividends in certain situations. Our charter gives our Board of Directors broad powers to prohibit and rescind any attempted transfer in violation of the ownership limits.  In addition, W. Andrew Adams’ Excepted Holder Agreement also provides that he will not own shares of stock in any tenant of the Company if such ownership would cause the Company to constructively own more than a 9.9% interest in such tenant.  The purpose of these provisions is to protect the Company’s status as a REIT for tax purposes.

NOTE 13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth selected quarterly financial data for the two most recent fiscal years (in thousands, except share and per share amounts).

2019	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Net revenues	$76,107	$78,096	$81,682	$82,196

Net income attributable to common stockholders	$35,679	$39,979	$42,758	$42,040

Weighted average common shares outstanding:
Basic	42,825,824	43,232,384	43,505,332	44,107,770
Diluted	43,125,032	43,498,021	43,861,089	44,328,847

Earnings per common share:
Net income attributable to common stockholders - basic	$.83	$.92	$.98	$.95
Net income attributable to common stockholders - diluted	$.83	$.92	$.97	$.95

2018	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Net revenues	$72,746	$72,956	$74,915	$73,995

Net income attributable to common stockholders	$38,432	$37,839	$40,979	$37,083

Weighted average common shares outstanding:
Basic	41,532,154	41,704,819	42,187,077	42,351,443
Diluted	41,576,876	41,786,829	42,434,499	42,568,720

Earnings per common share:
Net income attributable to common stockholders - basic	$.93	$.91	$.97	$.88
Net income attributable to common stockholders - diluted	$.92	$.91	$.97	$.87

NOTE 14. RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers using the modified retrospective method. ASU 2014-09 provides a principles-based approach for a broad range of revenue generating transactions, including the sale of real estate, and generally requires more estimates, judgment and disclosures than under previous guidance. The ASU provides for revenues from leases to continue to follow the guidance in Topics 840 and 842 and provides for loans to follow established guidance in Topic 310. Because this ASU specifically excludes these areas of our operations from its scope, there was no impact to our accounting for lease revenue and interest income resulting from the ASU. Additionally, the other significant types of contracts in which we periodically engage, sales of real estate to customers, typically never remain executory across points in time, so that nuances related to the timing of revenue recognition as mandated under Topic 606 have not impacted our results of operations or financial position. We realized no significant revenues in 2018 or 2019 within the scope of ASU 2014-09, and, accordingly, adoption of the ASU did not have a material impact on the timing and measurement of the Company’s revenues.

On January 1, 2019 we adopted Accounting Standards Update (“ASU”) 2016-02, Leases, which has been codified under ASC Topic 842. The principal difference between Topic 842 and previous guidance is that, for lessees, lease assets and lease liabilities arising from operating leases will be recognized in the balance sheet. While the accounting applied by a lessor is largely unchanged from that applied under previous GAAP, changes have been made to align i) certain lessor and lessee accounting guidance, and ii) key aspects of the lessor accounting model with the revenue recognition guidance in Topic 606, Revenue from Contracts with Customers, which we adopted as of January 1, 2018.

Under Topic 842 and unlike prior GAAP, a buyer-lessor in a sale-leaseback transaction will be required to apply the sale and leaseback guidance to determine whether the transaction qualifies as a sale. Topic 842 includes provisions which generally conform with Topic 606, and the presence of a seller-lessee repurchase option on real estate in a sale and leaseback transaction will result in recording the transaction as a financing that would otherwise meet the lease accounting requirements for buyer-lessors under previous guidance. NHI has largely ceased inclusion of repurchase options in new sale-leaseback transactions, and there were no material effects from the change in sale-leaseback guidance as it relates to repurchase options. Consistent with present standards, upon the adoption of Topic 842, NHI continues to account for lease revenue on a straight-line basis for most leases. Under Topic 842, an assessment of collectibility is made at the inception of the lease and, for operating leases, if collectibility is assessed as not probable lease income is recognized as payments are received. Recognition of changes in our assessment of collectibility under 842 differs from legacy accounting in that a change in our assessment of collectibility will be recognized as an adjustment to lease income rather than as bad debt expense. Under Topic 842 only initial direct costs that are incremental to the lessor are capitalized, a standard consistent with NHI’s prior practice.

In July and December 2018 the FASB updated the pending Topic 842 with ASU 2018-11, Leases - Targeted Improvements, and ASU 2018-20, Narrow-Scope Improvements for Lessors, respectively. ASU 2018-11 provides a simplified transition method under which we applied the new leases standard as of the adoption date. Consequently, our reporting for the comparative prior periods presented in the financial statements in which we adopted the new leases standard will continue to be in accordance with prior GAAP (Topic 840, Leases).

Initial Impact

ASU 2018-20 was issued to address implementation issues related to Topic 842. We adopted Topic 842 on January 1, 2019 (the “application date”), and, effective with our adoption, we elected the package of practical expedients allowing, among other provisions, for transition with no initial reassessment of the lease classification for any expired or existing leases. Going forward under Topic 842, for us as lessor, subsequent modification of existing leases accounted for under previous guidance, which were brought forward under conventions allowing no reassessment on the application date of Topic 842, may trigger reconsideration of continued accounting for the lease. Upon reconsideration under Topic 842, leases previously classified under Topic 840 as operating leases may be classified as either a sales-type or direct financing lease.

Further under ASU 2018-20, we elected the available practical expedient under ASU 2018-11 that allows us to make an accounting policy election and assess whether a contract is predominantly lease or service-based and recognize the entire contract under the relevant accounting guidance. No cumulative effect adjustment to retained earnings was necessary, based on our analysis.

In April 2018, we entered into a ground lease as lessee in connection with our acquisition of certain real estate assets. In accordance with transition elections allowed under Topic 842, discussed above, we have continued to account for the lease as an operating lease. Upon adoption of the standard, as lessee we recognized a right-of-use asset and a lease liability at the adoption date.

Variable Payments

ASU 2018-20 requires NHI to exclude from variable payments, and therefore revenue, our costs paid by our tenants directly to third parties. Some of our leases require property tax and insurance costs be covered by our tenants through escrow reimbursement. We serve as the administrative agent for these escrow transactions and ASU 2018-20 requires the associated revenue and expense to be included in our consolidated financial statements. We have included $5,798,000 of reimbursements within revenue and in expenses in our Consolidated Statements of Income for the year ended December 31, 2019, under the captions “Rental income” and “Property taxes and insurance on leased properties,” respectively.

Going forward under Topic 842, for us as lessor, subsequent modification of existing sale-leaseback or other leases accounted for under previous guidance, which were brought forward under conventions allowing no reassessment the date of application of Topic 842, that undergo modifications may trigger reconsideration of continued accounting for the lease. Upon reconsideration under Topic 842, leases previously classified under Topic 840 as operating leases may be classified as either a sales-type or direct financing lease.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. ASU 2016-13 will require more timely recognition of credit losses associated with financial assets. While current GAAP includes multiple credit impairment objectives for instruments, the previous objectives generally delayed recognition of the full amount of credit losses until the loss was probable of occurring. The amendments in ASU 2016-13, whose scope is asset-based and not restricted to financial institutions, eliminate the probable initial recognition threshold in current GAAP and, instead, reflect an entity’s current estimate of all expected credit losses. Under legacy accounting, when credit losses were measured under GAAP, we generally only considered past events and current conditions in measuring the incurred loss. The amendments in ASU 2016-13 broaden the information that we must consider in developing our expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss that will be more useful to users of the financial statements. ASU 2016-13 is effective for public entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, aligns the transition requirements and clarifies that operating lease receivables are excluded from the scope of ASU 2016-13. Instead, impairment of operating lease receivables is to be accounted for under ASC 842. Because we are likely to continue to invest in loans and generate receivables, adoption of ASU 2016-13 and the clarifying ASU 2018-19 in 2020 will have some effect on our accounting for our loan investments, though the nature of those effects will depend on the composition of our loan portfolio at that time; accordingly, we are evaluating the extent of the impact that adopting the provisions of ASU 2016-13 in 2020 will have on NHI. Our secured borrowings have exhibited a historically low rate of default, a circumstance upon which we largely base future expectations. Accordingly, after the establishment through a charge to retained earnings of a credit reserve expected to approximate one percent of the outstanding balance in our loan portfolio, the adoption of ASU 2016-13 is not expected to have a material effect on our financial position, results of operations or cash flows.

In August 2017 the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which was available for early adoption in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. On January 1, 2018, we adopted ASU 2017-12, among whose provisions is a change in the timing and income statement line item for ineffectiveness related to cash flow hedges. The transition method is a modified retrospective approach that requires the Company to recognize the cumulative effect of initially applying the ASU as an adjustment to accumulated other comprehensive income (loss) with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that we adopt the update. The primary provision in the ASU requiring an adjustment to our beginning consolidated retained earnings in 2018 is the change in timing and income statement line item for ineffectiveness related to cash flow hedges.

NOTE 15. SUBSEQUENT EVENTS

Life Care Services

On January 31, 2020, in a joint venture transaction, we acquired an 80% interest in a 401-unit Continuing Care Retirement Community (CCRC) comprising 330 independent living units, 26 assisted living/memory care units and 45 skilled nursing beds. Additionally, the transaction conveyed to NHI a 25% interest in the operations of the community. The transaction arose as the culmination of a relationship beginning in 2015 in which NHI provided LCS Timber Ridge, LLC, (“LCS”), and its JV partner, Westminster-LCS, LLC, (“Westminster”), with a senior mortgage loan on the Timber Ridge campus in the Seattle area. Proceeds of the loan were used to facilitate expansion of the community to 401 units. By terms of the 2015 agreement, NHI acquired a fair-value purchase option on the property.

Consideration given for NHI’s interest in the joint venture was $124,989,000 and included assignment from the divesting owners of debt having a current carrying value of $59,350,000. To fund the transaction, NHI provided an additional loan of $21,650,000, leaving total debt in the project of $81,000,000, bearing interest to NHI at 5.75%. Further, NHI paid $43,114,000 for an 80% equity stake in the property company (“PropCo”), and we provided initial capitalization totaling $875,000 for the operating company (“OpCo”). LCS paid $10,778,000 for its 20% equity stake in PropCo and provided $2,625,000 in initial capitalization of the operations in return for a 75% equity participation in OpCo.

The lease between PropCo and OpCo carries a rate of 6.75% for an initial term of seven years plus renewal options and has a CPI-based lease escalator, subject to floor and ceiling. Including interest payments on debt funded by NHI and our lease participation in the PropCo JV, as detailed above, NHI is entitled to $8,216,000 in the first twelve months plus 25% of the remaining OpCo cash flow. The total enterprise capitalization was $138,392,000 for the OpCo and PropCo entities, as discussed above, of which $124,989,000 was allocated to our interest in the tangible assets of PropCo and equity interest in OpCo, based upon their relative fair values.

Bickford - Shelby, MI

On January 27, 2020, we acquired a 60-unit assisted living/memory care facility located in Shelby, Michigan, from Bickford. The acquisition price was $15,100,000, including $100,000 in closing costs, and the cancellation of an outstanding construction note receivable of $14,091,000, including interest. We added the facility to an existing master lease for a term of twelve years at an initial lease rate of 8%, with CPI escalators subject to a floor and ceiling.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Control and Procedures. As of December 31, 2019, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities and Exchange Act of 1934, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2019.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019. The Company’s independent registered public accounting firm, BDO USA, LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
National Health Investors, Inc.
Murfreesboro, Tennessee

Opinion on Internal Control over Financial Reporting

We have audited National Health Investors, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules and our report dated February 19, 2020 expressed an unqualified opinion.

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
February 19, 2020

ITEM 9B. OTHER INFORMATION.

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

We have filed with the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding the Company’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A.12(a) of the NYSE Listed Company Manual. Additionally, we have filed as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2019, the applicable certifications of our Chief Executive Officer and our Chief Accounting Officer as required under Section 302 of the Sarbanes-Oxley Act of 2002.

Incorporated by reference from the information in our definitive proxy statement for the 2020 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 11.  EXECUTIVE COMPENSATION.

Incorporated by reference from the information in our definitive proxy statement for the 2020 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference from the information in our definitive proxy statement for the 2020 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated by reference from the information in our definitive proxy statement for the 2020 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Incorporated by reference from the information in our definitive proxy statement for the 2020 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

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
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

4.4	Description of Securities (filed herewith)
10.1
Master Agreement of Lease dated as of October 17, 1991 by and among National Health Investors, Inc. and National HealthCorp, L.P. including amendments No. 1 through 4 (filed herewith) (formerly only filed in paper, but refiling in order to allow for hyperlinking)

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
10.22
Multifamily Loan and Security Agreement for Urbandale Bickford Cottage by and between Care YBE Subsidiary LLC, a Delaware limited liability company, and KeyBank National Association, a national banking association with Appendix 1 identifying substantially identical agreements and setting forth the material details in which such agreements differ from this agreement (Incorporated by reference to Exhibit 10.3 to Form 10-Q dated May 7, 2015)

10.23
Multifamily Loan and Security Agreement for Omaha II Bickford Cottage by and between Care YBE Subsidiary LLC, a Delaware limited liability company, and KeyBank National Association, a national banking association with Appendix 1 identifying substantially identical agreements and setting forth the material details in which such agreements differ from this agreement (Incorporated by reference to Exhibit 10.4 to Form 10-Q dated May 7, 2015)

10.24
Amendment to Note Purchase Agreement dated as of June 30,2015 among the Corporation, The Prudential Insurance Company of America and the other Purchasers named therein (Incorporated by reference to Exhibit 10.2 to Form 10-Q dated August 5, 2015)

*10.25
Amended and Restated Employment Agreement, dated as of February 15, 2019, by and between National Health Investors, Inc. and D. Eric Mendelsohn (Incorporated by reference to Exhibit 10.1 to Form 8-K dated February 22, 2019)

10.26
$50,000,000 of 8-year notes with a coupon of 3.99% and $50,000,000 of 10-year notes with a coupon of 4.33% to a private placement lender (Incorporated by reference to Exhibit 10.40 to Form 10-K filed February 18, 2016)

10.27
Purchase and Sale Agreement, dated as of April 1, 2016, between Texas NHI Investors, LLC and Gladewater Real Estate, LP, Firehole River Real Estate Holdings - Granite Mesa, Ltd, Firehole River Real Estate Holdings - Sonterra, Ltd, Firehole River Real Estate Holdings - West San Antonio, Ltd, RGV Real Estate Holdings, Ltd, Firehole River Real Estate Holdings - Euless, LP, and Firehole River Real Estate Holdings - Katy, LLC, and Legend Healthcare, LLC (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 6, 2016)

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

10.34
Amendment To Master Lease and Termination Of Guaranty dated as of November 5, 2018, by and among NHI-REIT of Next House, LLC, Myrtle Beach Retirement Residence LLC, Voorhees Retirement Residence LLC, NH Master Tenant LLC, and Holiday AL Holdings LP (Incorporated by reference to Exhibit 99.2 to Form 8-K filed November 6, 2018)

10.35
Term Loan Agreement dated as of September 17, 2018, by and among National Health Investors, Inc., the Lenders Party thereto, and Wells Fargo Bank, National Association as Administrative Agent (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 6, 2018)

10.36
Construction and Term Loan Agreement dated December 21, 2018 between the Company and LCS-Westminster Partnership IV, LLP (Incorporated by reference to Exhibit 10.36 to Form 10-K filed February 19, 2018)

*10.37	National Health Investors, Inc. 2019 Stock Incentive Plan (Incorporated by reference to Appendix A to Proxy Statement filed March 19, 2019)
*10.38	Separation Agreement dated November 7, 2019, by and between National Health Investors, Inc. and Roger Hopkins (filed herewith)
21	Subsidiaries (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99.1	Financial Statement Schedules (filed herewith)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
0.104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Indicates management contract or compensatory plan or arrangement.

ITEM 16. SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.

BY:/s/ D. Eric Mendelsohn
D. Eric Mendelsohn
DATE: February 19, 2020	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. Eric Mendelsohn	President and Chief Executive Officer	February 19, 2020
D. Eric Mendelsohn	(Principal Executive Officer)

/s/ John L. Spaid	Chief Financial Officer	February 19, 2020
John L. Spaid	(Principal Financial Officer and Principal Accounting Officer)

/s/ W. Andrew Adams	Chairman of the Board	February 19, 2020
W. Andrew Adams

/s/ James R. Jobe	Director	February 19, 2020
James R. Jobe

/s/ Robert A. McCabe, Jr.	Director	February 19, 2020
Robert A. McCabe, Jr.

/s/ Robert T. Webb	Director	February 19, 2020
Robert T. Webb

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED December 31, 2019, 2018, AND 2017
(in thousands)

	Balance	Additions
	Beginning	Charged to Costs		Balance
	of Period	and Expenses[1]	Deductions	End of Period

For the year ended December 31, 2019
Loan loss allowance	$—	$—	$—	$—

For the year ended December 31, 2018
Loan loss allowance	$—	$—	$—	$—

For the year ended December 31, 2017
Loan loss allowance	$—	$—	$—	$—

1 In the Consolidated Statements of Income, we report the net amount of our provision for loan and realty losses and our recoveries of amounts previously written down.

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2019
(in thousands)

				Costs
		Initial Cost to Company(C)		Capitalized					Date
			Buildings &	Subsequent to		Buildings &		Accumulated	Acquired/
	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation(B)	Constructed
Skilled Nursing Facilities
Anniston, AL	$—	$70	$4,477	$—	$70	$4,477	$4,547	$3,536	10/17/1991
Moulton, AL	—	25	688	—	25	688	713	688	10/17/1991
Avondale, AZ	—	453	6,678	—	453	6,678	7,131	4,029	8/13/1996
Brooksville, FL	—	1,217	16,166	—	1,217	16,166	17,383	4,008	2/1/2010
Crystal River, FL	—	912	12,117	—	912	12,117	13,029	3,004	2/1/2010
Dade City, FL	—	605	8,042	—	605	8,042	8,647	1,994	2/1/2010
Hudson, FL (2 facilities)	—	1,290	22,392	—	1,290	22,392	23,682	11,389	Various
Merritt Island, FL	—	701	8,869	—	701	8,869	9,570	7,364	10/17/1991
New Port Richey, FL	—	228	3,023	—	228	3,023	3,251	749	2/1/2010
Plant City, FL	—	405	8,777	—	405	8,777	9,182	7,228	10/17/1991
Stuart, FL	—	787	9,048	—	787	9,048	9,835	7,653	10/17/1991
Trenton, FL	—	851	11,312	—	851	11,312	12,163	2,804	2/1/2010
Glasgow, KY	—	33	2,110	—	33	2,110	2,143	2,059	10/17/1991
Greenfield, MA	—	370	4,341	—	370	4,341	4,711	725	8/30/2013
Holyoke, MA	—	110	944	—	110	944	1,054	166	8/30/2013
Quincy, MA	—	450	710	—	450	710	1,160	115	8/30/2013
Taunton, MA	—	900	5,906	—	900	5,906	6,806	995	8/30/2013
Desloge, MO	—	178	3,804	—	178	3,804	3,982	3,580	10/17/1991
Joplin, MO	—	175	4,034	—	175	4,034	4,209	2,990	10/17/1991
Kennett, MO	—	180	4,928	—	180	4,928	5,108	4,593	10/17/1991
Maryland Heights, MO	—	482	5,512	—	482	5,512	5,994	5,512	10/17/1991
St. Charles, MO	—	150	4,790	—	150	4,790	4,940	4,405	10/17/1991
Manchester, NH (2 facilities)	—	790	20,077	—	790	20,077	20,867	3,294	8/30/2013
Epsom, NH	—	630	2,191	—	630	2,191	2,821	382	8/30/2013
Albany, OR	—	190	10,415	—	190	10,415	10,605	1,829	3/31/2014
Creswell, OR	—	470	8,946	—	470	8,946	9,416	1,505	3/31/2014
Forest Grove, OR	—	540	11,848	—	540	11,848	12,388	2,006	3/31/2014
Anderson, SC	—	308	4,643	—	308	4,643	4,951	4,477	10/17/1991
Greenwood, SC	—	222	3,457	—	222	3,457	3,679	3,199	10/17/1991
Laurens, SC	—	42	3,426	—	42	3,426	3,468	3,042	10/17/1991
Orangeburg, SC	—	300	3,714	—	300	3,714	4,014	1,109	9/25/2008
Athens, TN	—	38	1,463	—	38	1,463	1,501	1,350	10/17/1991
Chattanooga, TN	—	143	2,309	—	143	2,309	2,452	2,313	10/17/1991

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2019
(in thousands)

				Costs
		Initial Cost to Company(C)		Capitalized					Date
			Buildings &	Subsequent to		Buildings &		Accumulated	Acquired/
	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation(B)	Constructed
Dickson, TN	—	90	3,541	—	90	3,541	3,631	3,108	10/17/1991
Franklin, TN	—	47	1,130	—	47	1,130	1,177	1,110	10/17/1991
Hendersonville, TN	—	363	3,837	—	363	3,837	4,200	3,122	10/17/1991
Johnson City, TN	—	85	1,918	—	85	1,918	2,003	1,918	10/17/1991
Lewisburg, TN (2 facilities)	—	46	994	—	46	994	1,040	999	10/17/1991
McMinnville, TN	—	73	3,618	—	73	3,618	3,691	3,089	10/17/1991
Milan, TN	—	41	1,826	—	41	1,826	1,867	1,667	10/17/1991
Pulaski, TN	—	53	3,921	—	53	3,921	3,974	3,384	10/17/1991
Lawrenceburg, TN	—	98	2,900	—	98	2,900	2,998	2,349	10/17/1991
Dunlap, TN	—	35	3,679	—	35	3,679	3,714	3,040	10/17/1991
Smithville, TN	—	35	3,816	—	35	3,816	3,851	3,258	10/18/1991
Somerville, TN	—	26	677	—	26	677	703	678	10/19/1991
Sparta, TN	—	80	1,602	—	80	1,602	1,682	1,518	10/20/1991
Austin, TX	—	606	9,895	—	606	9,895	10,501	1,092	4/1/2016
Canton, TX	—	420	12,330	—	420	12,330	12,750	2,728	4/18/2013
Corinth, TX	—	1,075	13,935	—	1,075	13,935	15,010	3,315	4/18/2013
Ennis, TX	—	986	9,025	—	986	9,025	10,011	2,483	10/31/2011
Euless, TX	—	1,241	12,629	—	1,241	12,629	13,870	1,515	4/1/2016
Fort Worth, TX	—	1,380	14,370	—	1,380	14,370	15,750	805	5/10/2018
Garland, TX	—	1,440	14,310	—	1,440	14,310	15,750	800	5/10/2018
Gladewater, TX	—	70	17,840	—	70	17,840	17,910	1,871	4/1/2016
Greenville, TX	—	1,800	13,948	—	1,800	13,948	15,748	3,517	10/31/2011
Houston, TX (3 facilities)	—	2,808	42,511	—	2,808	42,511	45,319	11,429	Various
Katy, TX	—	610	13,893	—	610	13,893	14,503	1,549	4/1/2016
Kyle, TX	—	1,096	12,279	—	1,096	12,279	13,375	3,188	6/11/2012
Marble Falls, TX	—	480	14,989	—	480	14,989	15,469	1,629	4/1/2016
McAllen, TX	—	1,175	8,259	—	1,175	8,259	9,434	1,010	4/1/2016
New Braunfels, TX	—	1,430	13,666	—	1,430	13,666	15,096	1,316	2/24/2017
San Antonio, TX (3 facilities)	—	2,370	40,054	—	2,370	40,054	42,424	7,119	Various
Waxahachie, TX	—	1,330	14,349	—	1,330	14,349	15,679	960	1/17/2018
Bristol, VA	—	176	2,511	—	176	2,511	2,687	2,320	10/17/1991
Oak Creek, WI	—	2,000	14,903	—	2,000	14,903	16,903	—	12/7/2018
	—	37,810	550,312	—	37,810	550,312	588,122	181,978

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2019
(in thousands)

				Costs
		Initial Cost to Company(C)		Capitalized						Date
			Buildings &	Subsequent to		Buildings &			Accumulated	Acquired/
	Encumbrances	Land	Improvements	Acquisition	Land	Improvements		Total	Depreciation(B)	Constructed
Assisted Living Facilities
Rainbow City, AL	—	670	11,330	—	670	11,330		12,000	2,049	10/31/2013
Sacramento, CA	—	660	10,840	—	660	10,840		11,500	1,772	6/1/2014
Pueblo West, CO	—	169	7,431	—	169	7,431		7,600	93	7/23/2019
Bartow, FL	—	225	3,192	—	225	3,192		3,417	834	11/30/2010
Lakeland, FL	—	307	3,117	—	307	3,117		3,424	820	11/30/2010
Maitland, FL	—	1,687	5,428	—	1,687	5,428		7,115	3,513	8/6/1996
St. Cloud, FL	—	250	3,167	—	250	3,167		3,417	834	11/30/2010
Greensboro, GA	—	672	4,849	631	672	5,480		6,152	1,156	9/15/2011
Ames, IA	3,193	360	4,670	—	360	4,670		5,030	874	6/28/2013
Burlington, IA	3,901	200	8,374	—	200	8,374		8,574	1,570	6/28/2013
Cedar Falls, IA	3,752	260	4,700	30	260	4,730		4,990	909	6/28/2013
Clinton, IA	2,596	133	3,215	60	133	3,275		3,408	838	6/30/2010
Ft. Dodge, IA	4,008	100	7,208	—	100	7,208		7,308	1,320	6/28/2013
Iowa City, IA	2,357	297	2,725	33	297	2,758		3,055	767	6/30/2010
Marshalltown, IA	5,714	240	6,208	—	240	6,208		6,448	1,155	6/28/2013
Muscatine, IA	—	140	1,802	—	140	1,802		1,942	385	6/28/2013
Urbandale, IA	8,113	540	4,292	—	540	4,292		4,832	845	6/28/2013
West Des Moines, IA	—	600	17,406	—	600	17,406		18,006	1,670	7/12/2013
Caldwell, ID	—	320	9,353	—	320	9,353		9,673	1,547	3/31/2014
Weiser, ID	—	20	2,433	—	20	2,433		2,453	447	12/21/2012
Aurora, IL	—	1,195	11,713	—	1,195	11,713		12,908	1,118	5/9/2017
Bolingbrook, IL	—	1,290	14,677	—	1,290	14,677		15,967	1,134	3/16/2017
Bourbonnais, IL	7,974	170	16,594	—	170	16,594		16,764	3,009	6/28/2013
Crystal Lake, IL (2 facilities)	—	1,060	30,043	170	1,060	30,213		31,273	2,634	Various
Gurnee, IL	—	1,244	13,856	—	1,244	13,856		15,100	137	9/10/2019
Moline, IL	3,896	250	5,630	—	250	5,630		5,880	1,061	6/28/2013
Oswego, IL	—	390	20,957	212	390	21,169		21,559	2,008	6/1/2016
Peoria, IL	3,933	403	4,532	224	403	4,756		5,159	1,360	10/19/2009
Quincy, IL	6,055	360	12,403	—	360	12,403		12,763	2,252	6/28/2013
Rockford, IL	6,412	390	12,575	—	390	12,575		12,965	2,346	6/28/2013
South Barrington, IL	—	1,610	13,456	—	1,610	13,456	—	15,066	1,061	3/16/2017
Springfield, IL	15,386	450	19,355	200	450	19,555		20,005	3,517	6/28/2013
St. Charles, IL	—	820	22,188	252	820	22,440		23,260	2,148	6/1/2016

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2019
(in thousands)

				Costs
		Initial Cost to Company(C)		Capitalized						Date
			Buildings &	Subsequent to		Buildings &			Accumulated	Acquired/
	Encumbrances	Land	Improvements	Acquisition	Land	Improvements		Total	Depreciation(B)	Constructed
Tinley Park, IL	—	1,622	11,354	—	1,622	11,354		12,976	1,296	6/23/2016
Carmel, IN	—	463	7,055	—	463	7,055		7,518	1,578	11/12/2014
Crawfordsville, IN	2,559	300	3,134	—	300	3,134		3,434	597	6/28/2013
Crown Point, IN	—	574	7,336	353	574	7,689		8,263	1,474	10/30/2013
Greenwood, IN	—	791	7,020	227	791	7,247		8,038	1,619	11/7/2013
Valparaiso, IN	—	1,414	16,099	—	1,414	16,099		17,513	269	5/31/2019
Mission, KS	—	1,901	17,310	636	1,901	17,946		19,847	4,455	9/30/2012
Overland Park, KS	—	2,199	20,026	—	2,199	20,026		22,225	5,049	9/30/2012
Bastrop, LA	—	325	2,456	—	325	2,456		2,781	650	4/30/2011
Bossier City, LA	—	500	3,344	—	500	3,344		3,844	920	4/30/2011
Minden, LA	—	280	1,698	—	280	1,698		1,978	446	4/30/2011
West Monroe, LA	—	770	5,627	—	770	5,627		6,397	1,415	4/30/2011
Baltimore, MD	—	860	8,078	534	860	8,612		9,472	1,498	10/31/2013
Battle Creek, MI	2,866	398	3,093	197	398	3,290		3,688	962	10/19/2009
Bridgeport, MI	—	220	7,849	—	220	7,849	—	8,069	327	6/20/2018
Brighton, MI	—	410	13,090	—	410	13,090		13,500	232	5/22/2019
Lansing, MI (2 facilities)	6,218	1,360	17,766	174	1,360	17,940		19,300	3,035	10/19/2009
Midland, MI	5,416	504	6,612	162	504	6,774		7,278	1,842	10/19/2009
Saginaw, MI (2 facilities)	3,566	538	12,991	163	538	13,154		13,692	1,603	Various
Shelby Township, MI	—	570	10,230	—	570	10,230		10,800	207	4/30/2019
Champlin, MN	—	980	4,430	—	980	4,430		5,410	1,230	3/10/2010
Hugo, MN	—	400	3,800	—	400	3,800		4,200	1,040	3/10/2010
Maplewood, MN	—	1,700	6,510	—	1,700	6,510		8,210	1,798	3/10/2010
North Branch, MN	—	595	2,985	—	595	2,985		3,580	875	3/10/2010
Mahtomedi, MN	—	515	8,825	—	515	8,825		9,340	—	12/27/2019
Charlotte, NC	—	650	17,663	2,000	650	19,663		20,313	2,221	7/1/2015
Durham, NC	—	860	6,690	—	860	6,690		7,550	405	3/16/2017
Hendersonville, NC (2 facilities)	—	3,120	12,980	—	3,120	12,980		16,100	1,103	3/16/2017
Grand Island, NE	4,180	370	5,029	197	370	5,226		5,596	1,056	6/28/2013
Lincoln, NE	8,418	380	10,904	—	380	10,904		11,284	1,959	6/28/2013
Omaha, NE (2 facilities)	2,455	1,110	15,437	851	1,110	16,288		17,398	2,164	Various
Columbus, OH (2 facilities)	—	1,100	26,002	—	1,100	26,002		27,102	1,206	4/30/2018
Lancaster, OH	—	530	20,530	—	530	20,530		21,060	2,800	7/31/2015
Marysville, OH	—	1,250	13,950	—	1,250	13,950		15,200	2,755	7/1/2013

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2019
(in thousands)

							Costs
			Initial Cost to Company(C)				Capitalized									Date
					Buildings &		Subsequent to				Buildings &				Accumulated	Acquired/
	Encumbrances		Land		Improvements		Acquisition		Land		Improvements		Total		Depreciation(B)	Constructed
Middletown, OH	8,492		940		15,548		—		940		15,548		16,488		2,340	10/31/2014
Rocky River, OH	—		650		7,201		—		650		7,201		7,851		360	4/30/2018
Worthington, OH	—		—		18,869		1,476		—		20,345	—	20,345		1,161	4/30/2018
McMinnville, OR	—		390		9,183		—		390		9,183		9,573		896	8/31/2016
Milwaukie, OR	—		370		5,283		64		370		5,347		5,717		743	9/30/2014
Ontario, OR (2 facilities)	—		429		6,128		—		429		6,128		6,557		1,131	12/21/2012
Portland, OR (2 facilities)	—		1,430		31,542		—		1,430		31,542		32,972		2,688	8/31/2015
Erie, PA	—		1,030		15,206		3		1,030		15,209	—	16,239		696	4/30/2018
Reading, PA	—		1,027		11,179		—		1,027		11,179		12,206		196	5/31/2019
Arlington, TX	—		450		4,555		26		450		4,581		5,031		407	3/16/2017
Rockwall, TX	—		1,250		10,562		—		1,250		10,562		11,812		854	3/16/2017
Fredericksburg, VA	—		1,615		9,271		—		1,615		9,271		10,886		992	9/20/2016
Midlothian, VA	—		1,646		8,635		—		1,646		8,635		10,281		945	10/31/2016
Suffolk, VA	—		1,022		9,320		—		1,022		9,320		10,342		777	3/25/2016
Beaver Dam, WI	—		210		20,149		113		210		20,262		20,472		4,068	12/21/2012
	121,460		59,500		840,253		8,988		59,500		849,241		908,741		115,523

Independent Living Facilities
Fort Smith, AR	—		590		22,447		—		590		22,447		23,037		3,674	12/23/2013
Rogers, AR	—		1,470		25,282		—		1,470		25,282		26,752		4,138	12/23/2013
Fresno, CA	—		420		10,899		—		420		10,899		11,319		1,876	12/23/2013
Hemet, CA	—		1,250		12,645		—		1,250		12,645		13,895		2,153	12/23/2013
Merced, CA	—	—	350	350	18,712	18,712	—	—	350	350	18,712		19,062	19,062	3,075	12/23/2013
Modesto, CA	—		1,170		22,673		—		1,170	350	22,673		23,843		3,661	12/23/2013
Pinole, CA	—		1,020		18,066		—		1,020	350	18,066		19,086		2,954	12/23/2013
Roseville, CA	—		630		31,343		—		630	350	31,343		31,973		5,070	12/23/2013
West Covina, CA	—		940		20,280		—		940	350	20,280		21,220		3,270	12/23/2013
Vero Beach, FL	—		550		37,450		—		550	350	37,450		38,000		967	2/1/2019
Athens, GA	—		910		31,940		—		910		31,940		32,850		5,162	12/23/2013
Columbus, GA	—		570		8,639		—		570		8,639		9,209		1,508	12/23/2013
Savannah, GA	—		1,200		15,851		—		1,200		15,851		17,051		2,636	12/23/2013
Boise, ID	—		400		12,422		—		400		12,422		12,822		2,069	12/23/2013
Columbus, IN	—		348		6,124		—		348		6,124		6,472		103	5/31/2019
Fort Wayne, IN	—		310		12,864		—		310		12,864		13,174		2,201	12/23/2013

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2019
(in thousands)

				Costs
		Initial Cost to Company(C)		Capitalized					Date
			Buildings &	Subsequent to		Buildings &		Accumulated	Acquired/
	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation(B)	Constructed
Kenner, LA	—	310	24,259	—	310	24,259	24,569	3,881	12/23/2013
St. Charles, MO	—	344	3,181	—	344	3,181	3,525	2,558	10/17/1991
Voorhees, NJ	—	670	23,710	—	670	23,710	24,380	3,816	12/23/2013
Gahanna, OH	—	920	22,919	—	920	22,919	23,839	3,771	12/23/2013
Broken Arrow, OK	—	2,660	18,477	—	2,660	18,477	21,137	3,079	12/23/2013
Tulsa, OK	17,622	1,980	32,620	501	1,980	33,121	35,101	1,929	12/1/2017
Newberg, OR	—	1,080	19,187	—	1,080	19,187	20,267	3,178	12/23/2013
Greenville, SC	—	560	16,547	—	560	16,547	17,107	2,761	12/23/2013
Myrtle Beach, SC	—	1,310	26,229	—	1,310	26,229	27,539	4,231	12/23/2013
Chattanooga, TN	—	9	1,567	—	9	1,567	1,576	1,329	10/17/1991
Johnson City, TN	—	55	4,077	—	55	4,077	4,132	3,040	10/17/1991
Bellevue, WA	—	780	18,692	—	780	18,692	19,472	3,044	12/23/2013
Chehalis, WA	—	1,980	7,710	7,445	1,980	15,155	17,135	879	1/15/2016
Vancouver, WA (2 facilities)	—	1,740	23,411	—	1,740	23,411	25,151	3,950	12/23/2013
Yakima, WA	—	440	14,186	—	440	14,186	14,626	2,348	12/23/2013
	17,622	26,966	564,409	7,946	26,966	572,355	599,321	88,311

Senior Living Campuses
Loma Linda, CA	—	1,200	10,800	7,326	1,200	18,126	19,326	3,169	9/28/2012
Bonita Springs, FL	—	1,810	24,382	—	1,810	24,382	26,192	3,078	7/1/2015
Maitland, FL	—	2,317	9,161	491	2,317	9,652	11,969	6,376	8/6/1996
West Palm Beach, FL	—	2,771	4,286	—	2,771	4,286	7,057	3,803	8/6/1996
Nampa, ID	—	243	4,182	—	243	4,182	4,425	2,552	8/13/1996
Michigan City, IN	—	974	22,667	—	974	22,667	23,641	378	5/31/2019
Portage, IN	—	661	21,959	—	661	21,959	22,620	368	5/31/2019
Needham, MA	—	5,500	45,157	—	5,500	45,157	50,657	1,395	1/15/2019
Salisbury, MD	—	1,876	44,084	—	1,876	44,084	45,960	763	5/31/2019
Roscommon, MI	—	44	6,005	—	44	6,005	6,049	805	8/31/2015
Mt. Airy, NC	—	1,370	7,470	150	1,370	7,620	8,990	1,125	12/17/2014
McMinnville, OR	—	410	26,667	—	410	26,667	27,077	2,451	8/31/2016
Madison, TN	—	920	21,829	104	920	21,933	22,853	2,748	7/1/2015
Silverdale, WA	—	1,750	23,860	2,167	1,750	26,027	27,777	5,392	8/16/2012
	—	21,846	272,509	10,238	21,846	282,747	304,593	34,403

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2019
(in thousands)

				Costs
		Initial Cost to Company(C)		Capitalized					Date
			Buildings &	Subsequent to		Buildings &		Accumulated	Acquired/
	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation(B)	Constructed
Entrance-Fee Communities
Bridgeport, CT	—	4,320	23,494	2,774	4,320	26,268	30,588	2,875	6/1/2016
North Branford, CT	—	7,724	64,430	—	7,724	64,430	72,154	5,700	11/3/2016
Southbury, CT	—	10,320	17,143	2,713	10,320	19,856	30,176	2,046	11/8/2016
Fernandina Beach, FL	—	1,430	63,420	1,522	1,430	64,942	66,372	8,826	12/17/2014
St. Simons Island, GA	—	8,770	38,070	963	8,770	39,033	47,803	5,547	12/17/2014
Winston-Salem, NC	—	8,700	73,920	507	8,700	74,427	83,127	10,356	12/17/2014
Greenville, SC	—	5,850	90,760	—	5,850	90,760	96,610	12,526	12/17/2014
Myrtle Beach, SC	—	3,910	82,140	542	3,910	82,682	86,592	11,630	12/17/2014
Pawleys Island, SC	—	1,480	38,620	460	1,480	39,080	40,560	5,718	12/17/2014
Spartanburg, SC	—	900	49,190	1,021	900	50,211	51,111	7,029	12/17/2014
	—	53,404	541,187	10,502	53,404	551,689	605,093	72,253

Medical Office Buildings
Crestview, FL	—	165	3,349	—	165	3,349	3,514	2,505	6/30/1993
Pasadena, TX	—	631	6,341	—	631	6,341	6,972	4,869	1/1/1995
	—	796	9,690	—	796	9,690	10,486	7,374

Hospitals
La Mesa, CA	—	4,180	8,320	—	4,180	8,320	12,500	2,676	3/10/2010
Jackson, KY	—	540	10,163	7,899	540	18,062	18,602	8,309	6/12/1992
Murfreesboro, TN	—	7,284	17,585	—	7,284	17,585	24,869	3,190	10/1/2012
	—	12,004	36,068	7,899	12,004	43,967	55,971	14,175
Total continuing operations properties	139,082	212,326	2,814,428	45,573	212,326	2,860,001	3,072,327	514,017
Corporate office	—	1,291	677	551	1,291	1,228	2,519	436
	$139,082	$213,617	$2,815,105	$46,124	$213,617	$2,861,229	$3,074,846	$514,453

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
(D) At December 31, 2019, the tax basis of the Company’s net real estate assets was $2,541,329,000.

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017
(in thousands)
	December 31,
	2019	2018	2017
Investment in Real Estate:
Balance at beginning of period	$2,818,365	$2,665,903	$2,472,854
Additions through cash expenditures	237,186	147,645	175,793
Change in accounts payable related to investments in real estate construction	1,829	1,689	(1,855)
Change in other assets related to investments in real estate	292	171	—
Tenant investment in leased asset	—	3,775	1,250
Contingent asset acquisition liability relieved	—	(818)	—
Additions through assumption of debt	—	—	18,311
Real estate acquired in exchange for straight-line rent receivable	38,000	—	—
Real estate acquired in exchange for mortgage notes receivable	14,000	—	—
Sale of properties for cash	—	—	(450)
Properties classified as held for sale	(34,826)	—	—
Balance at end of period	$3,074,846	$2,818,365	$2,665,903

Accumulated Depreciation:
Balance at beginning of period	$451,483	$380,202	$313,080
Addition charged to costs and expenses	76,816	71,349	67,173
Amortization of right-of-use asset	60	—	—
Sale of properties	—	—	(51)
Properties classified as held for sale	(13,906)	—	—
Contingent asset acquisition liability relieved	—	(68)	—
Balance at end of period	$514,453	$451,483	$380,202

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2019
			Monthly				Amount Subject To
	Interest	Maturity	Payment	Prior	Original	Carrying	Delinquent Principal
	Rate	Date	Terms	Liens	Face Amount	Amount	or Interest
					(in thousands)
First Mortgages:
Skilled nursing facilities:
Virginia Beach, VA	8.0%	2031-12-31	$31,000		$3,814	$2,313
Lexington, VA	8.0%	2032-12-31	$21,000		$3,089	$1,686
Brookneal, VA	8.0%	2031-12-31	$21,000		$2,780	$1,640
Laurel Fork, VA	8.0%	2030-12-31	$20,000		$2,672	$1,535

Assisted living facilities:
Oviedo, FL	8.25%	2021-12-31	Interest Only		$10,000	$10,000
Rye, NH	8.0%	2022-12-31	Interest Only		$10,000	$9,948
Indianapolis, IN	7.0%	2022-12-31	Interest Only		$6,423	$6,423

Entrance fee communities:
Columbia, SC	7.3%	2024-12-31	Interest Only		$32,700	$32,700

Second Mortgages:
Assisted living facilities:
Green Bay, WI	13.0%	2020-12-31	Interest Only		$3,870	$3,834

Construction Loan:
Phoenix, AZ	7.25%	2028-12-31	Interest Only		$77,340	$75,871
Phoenix, AZ	8.50%	2023-12-31	Interest Only		$45,938	$45,938
Canton, MI	9.0%	2023-12-31	Interest Only		$11,312	$11,312
Shelby Township, MI	9.0%	2022-12-31	Interest Only		$14,000	$14,000
Virginia Beach, VA	9.0%	2023-12-31	Interest Only		$11,804	$11,804
Issaquah, WA	6.75%	2025-12-31	Interest Only		$59,349	$59,166
Oshkosh, WI	8.50%	2024-12-31	Interest Only		$6,045	$5,950

						$294,120	$—

At December 31, 2019, the tax basis of our mortgage loans on real estate was $296,385,000. Balloon payments on our interest only mortgage receivables are equivalent to the carrying amounts listed above except for unamortized commitment fees of $1,835,000.

See the notes to our consolidated financial statements for more information on our mortgage loan receivables.

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017
(in thousands)
	December 31,
	2019	2018	2017
Reconciliation of mortgage loans on real estate
Balance at beginning of period	$202,877	$98,110	$99,179
Additions:
New mortgage loans	105,345	108,266	33,823
Amortization of loan discount and commitment fees	440	608	1,005
Total Additions	105,785	108,874	34,828

Deductions:
Loan commitment fees received	108	1,800	—
Mortgage notes receivable related to investments in real estate	14,000	—	—
Collection of principal, less recoveries of previous write-downs	434	2,307	35,897
Total Deductions	14,542	4,107	35,897

Balance at end of period	$294,120	$202,877	$98,110