Form 10-Q
period 2020-03-31
NATIONAL HEALTH INVESTORS INC
filed 2020-05-11
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	2020-03-31

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	_____________	to	_____________

Commission File Number 001-10822
National Health Investors Inc
(Exact name of registrant as specified in its charter)

Maryland		62-1470956
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

222 Robert Rose Drive
Murfreesboro	Tennessee	37129
(Address of principal executive offices)		(Zip Code)

(615)	890-9100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	NHI	New York Stock Exchange

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

There were 44,650,002 shares of common stock outstanding of the registrant as of May 5, 2020.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets:
Real estate properties:
Land	$219,575	$213,617
Buildings and improvements	2,990,554	2,836,673
Construction in progress	18,003	24,556
	3,228,132	3,074,846
Less accumulated depreciation	(534,905)	(514,453)
Real estate properties, net	2,693,227	2,560,393
Mortgage and other notes receivable, net	286,320	340,143
Cash and cash equivalents	46,049	5,215
Straight-line rent receivable	85,629	86,044
Assets held for sale, net	—	18,420
Equity method investment and other assets	56,610	32,020
Total Assets	$3,167,835	$3,042,235

Liabilities and Stockholders’ Equity:
Debt	$1,548,904	$1,440,465
Accounts payable and accrued expenses	34,701	26,313
Dividends payable	49,226	46,817
Lease deposit liabilities	10,638	10,638
Deferred income	17,373	19,750
Total Liabilities	1,660,842	1,543,983

Commitments and Contingencies

National Health Investors, Inc. Stockholders' Equity:
Common stock, $0.01 par value; 60,000,000 shares authorized;
44,650,002 and 44,587,486 shares issued and outstanding	447	446
Capital in excess of par value	1,505,001	1,505,948
Cumulative net income in excess (deficit) of dividends	2,241	(5,331)
Accumulated other comprehensive loss	(12,131)	(3,432)
Total National Health Investors, Inc. Stockholders' Equity	1,495,558	1,497,631
Noncontrolling interests	11,435	621
Total Equity	1,506,993	1,498,252
Total Liabilities and Stockholders’ Equity	$3,167,835	$3,042,235

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements. The Condensed Consolidated Balance Sheet at December 31, 2019 was derived from the audited consolidated financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2020	2019
	(unaudited)
Revenues:
Rental income	$76,527	$70,953
Interest income and other	6,549	5,154
	83,076	76,107
Expenses:
Depreciation	20,443	18,491
Interest	14,140	13,518
Legal	334	270
Franchise, excise and other taxes	243	545
General and administrative	4,311	4,014
Property taxes and insurance on leased properties	1,553	1,090
Loan and realty losses	1,555	2,500
	42,579	40,428
Loss from equity method investment	(442)	—
Investment and other gains	21,007	—
Net income	61,062	35,679
Less: net income attributable to noncontrolling interests	(39)	—
Net income attributable to common stockholders	$61,023	$35,679

Weighted average common shares outstanding:
Basic	44,613,593	42,825,824
Diluted	44,618,139	43,125,032

Earnings per common share:
Net income attributable to common stockholders - basic	$1.37	$0.83
Net income attributable to common stockholders - diluted	$1.37	$0.83

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	March 31,
	2020	2019
	(unaudited)

Net income	$61,062	$35,679
Other comprehensive income (loss):
Decrease in fair value of cash flow hedges	(9,191)	(665)
Reclassification for amounts recognized as interest expense	492	(292)
Total other comprehensive loss	(8,699)	(957)
Comprehensive income	52,363	34,722
Less: comprehensive income attributable to noncontrolling interest	(39)	—
Comprehensive income attributable to common stockholders	$52,324	$34,722

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2020	2019
	(unaudited)
Cash flows from operating activities:
Net income	$61,062	$35,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,443	18,491
Amortization of debt issuance costs, debt discounts and prepaids	1,173	1,263
Amortization of commitment fees and note receivable discounts	(129)	(119)
Amortization of lease incentives	236	168
Straight-line rent income	(5,177)	(5,228)
Non-cash interest income on construction loans	(888)	(548)
Gain on sales of real estate	(21,007)	—
Loss from equity method investment	442	—
Loan and realty losses	1,555	2,500
Payment of lease incentives	—	(1,250)
Non-cash stock-based compensation	1,845	2,001
Changes in operating assets and liabilities:
Other assets	(357)	2,961
Accounts payable and accrued expenses	(1,497)	1,597
Deferred income	(619)	16,322
Net cash provided by operating activities	57,082	73,837

Cash flows from investing activities:
Investments in mortgage and other notes receivable	(20,298)	(11,002)
Collections of mortgage and other notes receivable	14,288	300
Investments in real estate	(80,335)	(50,122)
Investments in renovations of existing real estate	(3,057)	(4,215)
Equity method investment	(875)	—
Proceeds from sale of real estate	39,260	—
Net cash used in investing activities	(51,017)	(65,039)

Cash flows from financing activities:
Proceeds from revolving credit facility	125,000	95,000
Payments on revolving credit facility	(17,000)	(90,000)
Payments on term loans	(304)	(296)
Debt issuance costs	—	(67)
Distributions to noncontrolling interests	(16)	—
Proceeds from noncontrolling interests	13	—
Taxes remitted on employee stock awards	(2,705)	(1,006)
Proceeds from issuance of common shares, net	—	35,913
Equity issuance costs	(87)	—
Dividends paid to stockholders	(46,817)	(42,700)
Net cash provided by (used in) financing activities	58,084	(3,156)

Increase in cash and cash equivalents and restricted cash	64,149	5,642
Cash and cash equivalents and restricted cash, beginning of period	15,669	9,912
Cash and cash equivalents and restricted cash, end of period	$79,818	$15,554

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Three Months Ended
	March 31,
	2020	2019
	(unaudited)
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$12,462	$11,901
Supplemental disclosure of non-cash investing and financing activities:
Real estate acquired in exchange for straight-line rent receivable	$—	$38,000
Real estate acquired in exchange for mortgage notes receivable	$59,350	$—
Increase in mortgage note receivable from sale of real estate	$4,000	$—
Change in other assets related to investments in real estate	$—	$176
Change in accounts payable related to investments in real estate construction	$(234)	$(1,048)
Change in accounts payable related to investments in real estate acquisition	$—	$1,178

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Cumulative Net Income in Excess (Deficit) of Dividends	Accumulated Other Comprehensive Income (Loss)	Total National Health Investors, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances at December 31, 2019	44,587,486	$446	$1,505,948	$(5,331)	$(3,432)	$1,497,631	$621	$1,498,252
Cumulative effect of change in accounting principle	—	—	—	(4,225)	—	(4,225)	—	(4,225)
Noncontrolling interest conveyed in acquisition	—	—	—	—	—	—	10,791	10,791
Noncontrolling interest distribution	—	—	—	—	—	—	(16)	(16)
Total comprehensive income	—	—	—	61,023	(8,699)	52,324	39	52,363
Equity issuance costs	—	—	(85)	—	—	(85)	—	(85)
Taxes remitted on employee stock awards	—	—	(2,705)	—	—	(2,705)	—	(2,705)
Shares issued on stock options exercised	62,516	1	(2)	—	—	(1)	—	(1)
Stock-based compensation	—	—	1,845	—	—	1,845	—	1,845
Dividends declared, $1.1025 per common share	—	—	—	(49,226)	—	(49,226)	—	(49,226)
Balances at March 31, 2020	44,650,002	$447	$1,505,001	$2,241	$(12,131)	$1,495,558	$11,435	$1,506,993

Balances at December 31, 2018	42,700,411	$427	$1,369,919	$18,068	$1,299	$1,389,713	$—	$1,389,713
Total comprehensive income	—	—	—	35,679	(957)	34,722	—	34,722
Issuance of common stock, net	462,925	5	35,908	—	—	35,913	—	35,913
Taxes remitted on employee stock awards	—	—	(1,006)	—	—	(1,006)	—	(1,006)
Shares issued on stock options exercised	35,982	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,001	—	—	2,001	—	2,001
Dividends declared, $1.05 per common share	—	—	—	(45,359)	—	(45,359)	—	(45,359)
Balances at March 31, 2019	43,199,318	$432	$1,406,822	$8,388	$342	$1,415,984	$—	$1,415,984

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

We, the management of National Health Investors, Inc., (“NHI” or the “Company”) believe that the unaudited condensed consolidated financial statements of which these notes are an integral part include all normal, recurring adjustments that are necessary to fairly present the condensed consolidated financial position, results of operations and cash flows of NHI in all material respects. The Condensed Consolidated Balance Sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date. We assume that users of these condensed consolidated financial statements have read or have access to the audited December 31, 2019 consolidated financial statements and that the adequacy of additional disclosure needed for a fair presentation, except regarding material contingencies, may be determined in that context. Accordingly, notes and other disclosures which would substantially duplicate those contained in our most recent Annual Report on Form 10-K for the year ended December 31, 2019 have been omitted. This condensed consolidated financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons including, but not limited to, acquisitions and dispositions, changes in interest rates, rents and the timing of debt and equity financings. For a better understanding of NHI and its condensed consolidated financial statements, we recommend reading these condensed consolidated financial statements in conjunction with the audited consolidated financial statements for the year ended December 31, 2019, which are included in our 2019 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”), a copy of which is available at our web site: www.nhireit.com.

Principles of Consolidation - The accompanying condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, partnerships and consolidated variable interest entities (“VIE”), if any. All intercompany transactions and balances have been eliminated in consolidation.

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

At March 31, 2020, we held interests in seven unconsolidated VIEs, and, because we generally lack either directly or through related parties the power to direct the activities that most significantly impact their economic performance, we have concluded that NHI is not the primary beneficiary. Accordingly, we account for our transactions with these entities and their subsidiaries at either amortized cost or net realizable value for straight-line receivables.

Our VIEs are summarized below by date of initial involvement. For further discussion of the nature of the relationships, including the sources of our exposure to these VIEs, see the notes to our condensed consolidated financial statements cross-referenced below.

Date	Name	Source of Exposure	Carrying Amount	Maximum Exposure to Loss	Note Reference
2012	Bickford Senior Living	Various[1]	$57,024,000	$60,120,000	Notes 2, 3
2014	Senior Living Communities	Notes and straight-line receivable	$92,155,000	$96,454,000	Notes 2, 3
2016	Senior Living Management	Notes and straight-line receivable	$26,940,000	$26,940,000	—
2017	Evolve Senior Living	Notes	$9,953,000	$9,953,000	—
2018	Sagewood, LCS affiliate	Notes	$133,307,000	$178,614,000	Note 3
2019	41 Management, LLC	Notes	$12,133,000	$15,313,000	—
2020	Timber Ridge OpCo	Various[1]	$434,000	$5,434,000	Note 4
1 Notes, loan commitments, straight-line rent receivables, and unamortized lease incentives
We are not obligated to provide support beyond our stated commitments to these tenants and borrowers whom we classify as VIEs, and accordingly, our maximum exposure to loss as a result of these relationships is limited to the amount of our commitments, as shown above and discussed in the notes. When the above relationships involve leases, some additional exposure to economic loss is present. Generally, additional economic loss on a lease, if any, would be limited to that resulting from a short period of arrearage and non-payment of monthly rent before we are able to take effective remedial action, as well as costs incurred in transitioning the lease to a new tenant. The potential extent of such loss will be dependent upon individual facts and circumstances, cannot be quantified, and is therefore not included in the tabulation above. Typically, the only carrying amounts involving our leases are accumulated straight-line receivables and unamortized lease incentives.

As the managing member, we consolidate two property company (“PropCo”) joint ventures, which were formed in association with our JV partners, Discovery Senior Housing Investor XXIV, LLC, (“Discovery”) and LCS Timber Ridge LLC (“LCS”) to invest in and own (1) six senior housing facilities initially comprising 596 units (“Discovery PropCo”) and (2) a 401-unit Continuing Care Retirement Community in Issaquah, Washington (“Timber Ridge PropCo”), respectively. NHI directs the activities that most significantly impact economic performance of these joint venture entities, subject to limited protective rights extended to our JV partners for specified business decisions. We consider both entities to be VIEs, based on our determination that the total equity at risk in each is insufficient to finance activities without additional subordinated financial support. Because of our control of these entities, we include their assets, liabilities, noncontrolling interests and operations in our consolidated financial statements.

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

The following table sets forth our cash, cash equivalents and restricted cash reported within the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31, 2020	March 31, 2019
Cash and cash equivalents	$46,049	$5,177
Restricted cash (included in Other assets)	33,769	10,377
	$79,818	$15,554

Topic 842 - All of our leases are accounted for as operating leases. Our leases generally have an initial leasehold term of 10 to 15 years followed by one or more 5-year tenant renewal options. The leases are “triple net” leases under which the tenant is responsible for the payment of all taxes, utilities, insurance premiums, repairs and other charges relating to the operation of the properties, including required levels of capital expenditures each year. The tenant is obligated at its expense to keep all improvements, fixtures and other components of the properties covered by “all risk” insurance in an amount equal to at least the full replacement cost thereof, and to maintain specified minimal personal injury and property damage insurance, protecting us as well as the tenant. The leases also require the tenant to indemnify and hold us harmless from all claims resulting from the use, occupancy and related activities of each property by the tenant, and to indemnify us against all costs related to any release, discovery, clean-up and removal of hazardous, including bio-hazardous, substances or materials, or other environmental responsibility with respect to each facility. These provisions, along with a growing senior demographic and the historical propensity for real estate to hold its value, collectively constitute much of the means by which the risk associated with the residual value of our properties is mitigated. While we do not incorporate residual value guarantees, the above lease provisions and considerations inform our expectation of realizable value from our properties upon the expiration of their lease terms. The residual value of our real estate under lease is still subject to various market, asset, and tenant-specific risks and characteristics. As the classification of our leases is dependent on the fair value of estimated cash flows at lease commencement, management’s projected residual values represent significant assumptions in our accounting for operating leases. Similarly, the exercise of options is also subject to these same risks, making a tenant’s lease term another significant variable in a lease’s cash flows. If lease concessions become necessary, NHI has elected to account for lease concessions which do not substantially increase either our rights as lessor or the obligations of the tenant and are related to the effects of COVID-19 consistent with how those concessions would be accounted for under Topic 842 as though the enforceable rights and obligations for those concessions existed under our leases, regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the related individual lease contract.

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

Allowance for Credit Losses - With the adoption of Accounting Standards Update 2016-13, Financial Instruments - Credit Losses effective January 1, 2020, we estimate and record an allowance for credit losses upon origination of the loan, based on expected credit losses for the life of the loan balance and update this estimate quarterly as of the balance sheet date. We calculate the estimated credit losses on mortgages by pooling these loans into two groups – investments in existing or new mortgages and construction mortgages. Mezzanine and revolving lines of credit are evaluated at the individual loan level. We estimate the allowance for credit losses by utilizing a loss model that relies on future expected credit losses, rather than incurred losses. This loss model incorporates our historical experience and collateral values, adjusted for current conditions and our forecasts, using the probability of default and loss given default method. The loss model incorporates our historical loss data for recessionary and non-recessionary periods. Incorporated into the construction mortgage loss model is an estimate of the probability that NHI will acquire the property. Using the resulting estimate, a portion of the outstanding construction mortgage balance, which NHI currently expects will be reduced by NHI’s acquisition of the underlying property when construction is complete, is deducted from the construction mortgage balance included in the expected loss calculation. Mezzanine loans and revolving lines of credit are also based on the loss model to recognize expected future credit losses and are applied to each individual loan using borrower specific information. We also perform a qualitative assessment beyond model estimates and apply adjustments as necessary. The credit loss estimate is based on the net amortized cost balance of our mortgage and other notes receivables as of the balance sheet date.

Calculation of the allowance for credit losses involves significant judgement. It is possible that actual credit losses will differ from our current estimates. Write-offs are deducted from the allowance for credit losses when we judge the principal to be uncollectible.

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

NOTE 2. REAL ESTATE

As of March 31, 2020, we owned 225 health care real estate properties located in 34 states and consisting of 148 senior housing communities (“SHO”), 72 skilled nursing facilities, 3 hospitals and 2 medical office buildings. Our senior housing communities include assisted living facilities, senior living campuses, independent living facilities, and entrance-fee communities. These investments (excluding our corporate office of $2,532,000) consisted of properties with an original cost of approximately $3,225,600,000 rented under triple-net leases to 33 lessees.

During the three months ended March 31, 2020, we made the following real estate investments and related commitments as described below ($ in thousands):

Operator	Date	Properties	Asset Class	Amount
Bickford Senior Living	January 2020	1	SHO	15,100
Life Care Services	January 2020	1	SHO	134,892
				$149,992

Bickford - Shelby, MI

On January 27, 2020, we acquired a 60-unit assisted living/memory care facility located in Shelby, Michigan, from Bickford. The acquisition price was $15,100,000 and included the full payment of an outstanding construction note receivable of $14,091,000, including interest. We added the facility to an existing master lease for a term of twelve years at an initial lease rate of 8%, with CPI escalators subject to a floor and ceiling.

Life Care Services

On January 31, 2020, in a joint venture transaction, we acquired an 80% interest in a 401-unit Continuing Care Retirement Community (CCRC) comprising 330 independent living units, 26 assisted living/memory care units and 45 skilled nursing beds. Additionally, the transaction conveyed to NHI a 25% interest in the operations of the community (Note 4). The transaction arose as the culmination of a relationship beginning in 2015 in which NHI provided LCS Timber Ridge, LLC, (“LCS”), and its JV partner, Westminster-LCS, LLC, (“Westminster”), with a senior mortgage loan on the Timber Ridge campus in the Seattle area. Proceeds of the loan were used to facilitate expansion of the community to 401 units. By terms of the 2015 agreement, NHI acquired a fair-value purchase option on the property.

Consideration given for NHI’s interest in the joint venture was $124,989,000 and included assignment from the divesting owners of NHI debt having a carrying value of $59,350,000. To fund the transaction, NHI provided an additional loan of $21,650,000, leaving total debt in the joint venture of $81,000,000, bearing interest to NHI at 5.75%. Further, NHI paid $43,114,000 for an 80% equity stake in the property company, NHI-LCS JV I, LLC (“Timber Ridge PropCo”), and we provided initial capitalization totaling $875,000 for the newly formed operating company, Timber Ridge OpCo, LLC (“Timber Ridge OpCo”). LCS paid $10,778,000 for its 20% equity stake in Timber Ridge PropCo and provided $2,625,000 in initial capitalization of the operations in return for a 75% equity participation in Timber Ridge OpCo.

The lease between Timber Ridge PropCo and Timber Ridge OpCo carries a rate of 6.75% for an initial term of seven years plus renewal options and has a CPI-based lease escalator, subject to floor and ceiling. Including interest payments on debt to NHI and our lease participation in the Timber Ridge PropCo, as detailed above, NHI is entitled to $8,216,000 in the first twelve months plus 25% of the remaining Timber Ridge OpCo cash flow. Including the cash contributions of $3,500,000 by NHI and LCS to fund Timber Ridge OpCo working capital, the total enterprise capitalization was $138,392,000 for the Timber Ridge OpCo and Timber Ridge PropCo entities, as discussed above, of which NHI’s contribution of $124,989,000 was allocated to our interest in the tangible assets of Timber Ridge PropCo with no material fair value allocated to Timber Ridge OpCo beyond our working capital infusion. The lease between Timber Ridge PropCo and Timber Ridge OpCo includes an “earn out” provision whereby Timber Ridge OpCo could become eligible for a payment of $10,000,000 based on the attainment of certain operating metrics.

Certain major business decisions at Timber Ridge PropCo and Timber Ridge OpCo are to be board-managed with NHI and LCS each holding equal voting rights. At Timber Ridge PropCo, major business decisions subject to board management are restricted to areas involving LCS’s protective interests, therefore leaving control with NHI. Because of our control of ordinary-course-of-business activities in Timber Ridge PropCo under the variable interest entity model and the restriction of participation in its management to their protective interests on the part of LCS, we include the assets, liabilities, noncontrolling interest and operations of Timber Ridge PropCo in our consolidated financial statements.

NHI recorded the acquisition of Timber Ridge PropCo as follows ($ in thousands):

Land	$4,370
Building and improvements	127,209
Furniture, fixtures and equipment	3,313
$134,892

As a result of LCS’s 75% share in profits, retention of operations oversight, control over all ordinary-course-of business matters, and equal voting rights in major decisions, our participating influence at Timber Ridge OpCo does not amount to control of the entity. See Note 4 for a discussion of the resultant accounting for Timber Ridge OpCo.

Major Tenants

Bickford

As of March 31, 2020, our Bickford Senior Living (“Bickford”) lease portfolio consists of the following ($ in thousands):

	Lease Expiration
	June 2023	September 2024	May 2031	April 2033	Total
Number of Properties	13	10	20	5	48
2020 Contractual Rent	$11,812	$9,343	$24,193	$5,072	$50,420
2020 Straight Line Rent	14	339	2,671	745	3,769
2020 Lease Incentive Amortization	—	—	(775)	—	(775)
	$11,826	$9,682	$26,089	$5,817	$53,414

Of our total revenues, $13,018,000 (16%) and $12,810,000 (17%) were recognized as rental income from Bickford, excluding income from properties recently sold or no longer leased to Bickford, for the three months ended March 31, 2020 and 2019, including $767,000 and $1,327,000 in straight-line rent income, respectively.

Senior Living Communities

As of March 31, 2020, we leased 10 retirement communities totaling 2,068 units to Senior Living Communities, LLC (“Senior Living”). The 15-year master lease, which began in December 2014, contains two renewal options of five years each and provides for an annual escalator of 3% effective January 1, 2019.

Of our total revenues, $11,938,000 (14%) and $11,532,000 (15%) in rental income were derived from Senior Living for the three months ended March 31, 2020 and 2019, including $1,068,000 and $1,058,000 in straight-line rent income, respectively.

NHC

As of March 31, 2020, we leased 42 facilities under two master leases to National HealthCare Corporation (“NHC”), a publicly-held company. The facilities leased to NHC consist of three independent living facilities and 39 skilled nursing facilities (4 of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC). These facilities are leased to NHC under the terms of an amended master lease agreement originally dated October 17, 1991 (“the 1991 lease”) that includes our 35 legacy properties and a master lease agreement dated August 30, 2013 (“the 2013 lease”) that includes 7 skilled nursing facilities acquired in 2013.

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

The following table summarizes the percentage rent income from NHC (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Current year	$926	$877
Prior year final certification[1]	(14)	334
Total percentage rent income	$912	$1,211

1 For purposes of the percentage rent calculation described in the master lease agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

Of our total revenues, $9,448,000 (11%) and $9,748,000 (13%) in rental income were derived from NHC for the three months ended March 31, 2020 and 2019, respectively.

The chairman of our board of directors is also a director on NHC’s board of directors. As of March 31, 2020, NHC owned 1,630,642 shares of our common stock.

Holiday

As of March 31, 2020, we leased 26 independent living facilities to Holiday Retirement (“Holiday”). Of our total revenues, $10,176,000 (12%) and $9,930,000 (13%) were derived from Holiday for the three months ended March 31, 2020 and 2019, including $1,664,000 and $1,630,000 in straight-line rent income, respectively. Our tenant operates the facilities pursuant to a management agreement with a Holiday-affiliated manager.

Purchase Options

Certain of our operators hold purchase options allowing them to acquire properties they currently lease from NHI. For options open or coming open in the near future, we are engaged in preliminary negotiations to continue as lessor or in some other capacity.

A summary of these tenant options is presented below ($ in thousands):

Asset	Number of	Lease	1st Option	Option	Contractual
Type	Properties	Expiration	Open Year	Basis	Rent
MOB	1	February 2025	Open	i	$308
HOSP	1	March 2025	Open	ii	$1,957
HOSP	1	September 2027	2021	iv	$2,760
SHO	2	May 2031	2021	iv	$5,063
HOSP	1	June 2022	2022	i	$3,502
SNF	7	August 2028	2025	iii	$3,485
SNF	1	September 2028	2028	iii	$472

Tenant purchase options generally give the lessee an option to purchase the underlying property for consideration determined by i) greater of fixed base price or fair market value; ii) a fixed base price plus a specified share in any appreciation; iii) fixed base price; or iv) a fixed capitalization rate on lease revenue.

Other Portfolio Activity

Tenant Bankruptcy

On April 7, 2020, Quorum Health Corporation (“Quorum”), the operator of our Kentucky River Acute Care Hospital in Jackson, Kentucky, filed for protection under Chapter 11 of the US Bankruptcy Code. Although we do not foresee the immediate cessation of payment under the lease and Quorum is current on all rent payments as of March 31, 2019, we cannot continue to assess collection of all lease payments from Quorum as probable. Accordingly, rental income for the quarter ended March 31, 2020 reflects a reduction of approximately $380,000 related to the elimination of straight-line rent associated with this lease. Recognition of lease revenue will be limited to the cash received.

NHI records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During 2020, events and circumstances indicated that our investment of $10,184,000 representing the Kentucky River acute care hospital leased from us by Quorum might be impaired. However, our estimate of undiscounted cash flows indicated that such carrying amounts were expected to be recovered. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write down those assets to fair value. Our estimate of cash flows might change because of recurring losses being reported by Quorum and prevailing uncertainty about the future of rural hospitals in the United States.

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

The former Regency buildings have been leased to three operators, Senior Living, Discovery, and Vitality MC TN, LLC (“Vitality”). For the three months ended March 31, 2020 and 2019, we recognized $625,000 and $77,000, respectively, in rental income from the three former Regency buildings.

In April 2019, Chancellor Health Care leased the five former LaSalle buildings. Our lease agreement with Chancellor provides for NHI to receive 100% of net operating cash flow generated by the facilities, after management fees, pending stabilization of the operations of the facility. For the three months ended March 31, 2020 and 2019, we recognized $587,000 and $0, respectively, in rental income from the five former LaSalle buildings.

In February 2019, we transitioned a non-performing single-property lease in Wisconsin from Landmark to BAKA Enterprises. Under terms of the new lease, NHI receives 95% of net operating cash flow, after management fees, as generated by the facilities. In November 2019, pursuant to the agreement annual rent was reset to $720,000, subject to scheduled increases. The agreement provides for a term of 8 years, with renewal options. For the three months ended March 31, 2020 and 2019, we recognized $343,000 and $625,000 in rental income, respectively, from the former Landmark property.

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

Asset Dispositions

In September 2019, we classified a portfolio of eight assisted living properties located in Arizona (4), Tennessee (3) and South Carolina (1) as held for sale, after the current tenant expressed an intention to exercise its purchase option on the properties. The purchase option called for the parties to split any appreciation on an equal basis above $37,520,000. During the first quarter of 2020, NHI and the tenant agreed to a fair valuation of $41,000,000 for the properties, and, accordingly, on January 22, 2020, we disposed of the properties at the agreed price of $39,260,000. With the expectation of deferring recognition of the $20,752,000 gain from this disposition, we have engaged a qualified intermediary to effect a like-kind exchange under §1031 of the Internal Revenue Code. For the three months ended March 31, 2020 and 2019, we recognized $229,000 and $1,062,000, respectively, of rental income from this eight property portfolio.

On February 21, 2020, we disposed of two assisted living properties previously classified as held-for-sale in exchange for a term note of $4,000,000 from the buyer, Bickford. The note, which is due February 2025 and bears interest at 7%, will begin amortizing on a twenty-five-year basis in January 2021. In January 2019 we classified these properties as held-for-sale, recorded an adjustment to write off straight-line rent receivables of $124,000 and recognized an impairment loss of $2,500,000 to write down the properties to their estimated net realizable value.

Future Minimum Lease Payments

Presented in the following table are future minimum lease payments, as of March 31, 2020, to be received by us under our operating leases, as determined under ASC 842 (in thousands):

Twelve months ended March 31, 2020
2021	$277,788
2022	277,910
2023	283,430
2024	275,699
2025	268,238
Thereafter	1,542,215
$2,925,280

We assess the collectibility of our lease receivables, consisting primarily of straight-line rents receivable, based on several factors, including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, and current economic conditions. If our evaluation of these factors indicates it is not probable that we will be able to collect substantially all of the lease payments, we de-recognize all rent receivable assets, including the straight-line rent receivable asset and record as a reduction in rental revenue.

Variable Lease Payments

Most of our existing leases contain annual escalators in rent payments. For financial statement purposes, rental income is recognized on a straight-line basis over the term of the lease where the lease contains fixed escalators. Some of our leases contain escalators that are determined annually based on a variable index or other factor that is indeterminable at the inception of the lease. The table below indicates the revenue recognized as a result of fixed and variable lease escalators (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Lease payments based on fixed escalators	$68,433	$63,467
Lease payments based on variable escalators	1,364	1,168
Straight-line rent income	5,177	5,228
Escrow funds received from tenants	1,553	1,090
Rental income	$76,527	$70,953

NOTE 3. MORTGAGE AND OTHER NOTES RECEIVABLE

On January 1, 2020, we adopted ASU 2016-13, Financial Instruments – Credit Losses, as discussed in Note 10. Upon adoption, we recorded an allowance for expected credit losses of $3,900,000 that is reflected as an adjustment to Mortgage and other notes receivable, net, in the Condensed Consolidated Balance Sheets and recorded a corresponding cumulative-effect adjustment to cumulative net income in excess (deficit) of dividends. Upon adoption, we also recorded a $325,000 liability for estimated credit losses pertaining to unfunded loan commitments as a cumulative-effect adjustment to cumulative net income in excess (deficit) of dividends. The corresponding credit loss liability is included in the financial statement caption Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets.

Our principal measures of credit quality, except for construction mortgages, are debt service coverage for amortizing loans and interest or fixed charge coverage for non-amortizing loans collectively, (“Coverage”). A Coverage ratio provides a measure of the borrower’s ability to make scheduled principal and interest payments. The Coverage ratios presented in the following table have been calculated utilizing the most recent date for which data is available, December 31, 2019, using EBITDARM (earnings before interest, taxes, depreciation, amortization, rent and management fees) and the requisite debt service, interest service or fixed charges, as defined in the applicable loan agreement. We categorize Coverage into four levels: (i) over 2.0x, (ii) between 1.5x and 2.0x, (iii) between 1.0x and 1.5x, (iv) less than 1.0x. We update the calculation of coverage on a quarterly basis. Coverage is not a meaningful credit quality indicator for construction mortgages as either these developments are not generating any operating income, or they have insufficient operating income as occupancy levels necessary to stabilize the properties have not yet been achieved. We measure credit quality for these mortgages by considering the construction and stabilization timeline and the financial condition of the borrower as well as economic and market conditions. As of March 31, 2020, we did not have any construction loans that we considered underperforming. The tables below present outstanding note balances as of March 31, 2020 at amortized cost excluding two note balances totaling approximately $4,019,000 for which a Coverage ratio is not available.

($ in thousands)	Mortgage[1]	Mezzanine	Revolver	Total
Coverage Ratio
more than 2.0x	$74,989	$—	$—	$74,989
between 1.5x and 2.0x	1,307	—	—	1,307
between 1.0x and 1.5x	12,259	14,466	10,701	37,426
below 1.0x	53,045	26,070	—	79,115
Total	$141,600	$40,536	$10,701	$192,837

1 Excludes $94,964,000 in construction mortgage receivables related to developments expected to be acquired at stabilization

We consider the guidance in ASC 310-20 when determining whether a modification, extension or renewal constitutes a current period origination. The credit quality indicator as of December 31, 2019, is presented below for the amortized cost, net by year of origination ($ in thousands):

	2020	2019	2018	2017	2016	Prior	Total
Mortgages
more than 2.0x	$—	$—	$67,906	$—	$—	$7,083	$74,989
between 1.5x and 2.0x	—	—	1,307	—	—	—	1,307
between 1.0x and 1.5x	—	2,259	—	—	10,000	—	12,259
below 1.0x	4,000	39,092	—	9,953	—	—	53,045
Total	$4,000	$41,351	$69,213	$9,953	$10,000	$7,083	$141,600

Mezzanine
more than 2.0x	$—	$—	$—	$—	$—	$—	$—
between 1.5x and 2.0x	—	—	—	—	—	—	—
between 1.0x and 1.5x	—	—	—	—	14,466	—	14,466
below 1.0x	—	—	—	—	26,070	—	26,070
Total	$—	$—	$—	$—	$40,536	$—	$40,536

Revolver
more than 2.0x							$—
between 1.5x and 2.0x							—
between 1.0x and 1.5x							10,701
below 1.0x							—
Total							$10,701

Due to the economic uncertainty created by COVID-19 and the potential impact on the collectability of our mortgages and other notes receivable, we are forecasting a 20% increase in the probability of a default and a 20% increase in the amount of loss from a default during the next six months, resulting in an effective adjustment of 44%. Our estimate reverts to our historical loss experience for the remaining term. The COVID-19 adjustments resulted in a $1,700,000 increase in the credit loss reserve during the first quarter. Excluding the effects of the COVID-19 adjustment, our provision for expected credit losses decreased by $100,000 due primarily to a decrease in the balance of our construction mortgage receivables and the resulting reduction in our historical probability of default experience for our acquisition and construction mortgage pool.

The allowance for expected credit losses for our commercial loans is presented in the following table for the quarter ended March 31, 2020 ($ in thousands):

Beginning balance January 1, 2020 (upon adoption of ASU 2016-13)	$3,900
Provision for expected credit losses	1,600
Balance March 31, 2020	$5,500

At March 31, 2020, we had net investments in mortgage notes receivable with a carrying value of $240,443,000, secured by real estate and UCC liens on the personal property of 15 facilities, and other notes receivable with a carrying value of $51,377,000, guaranteed by significant parties to the notes or by cross-collateralization of properties with the same owner. All our notes were on full accrual basis at March 31, 2020.

Bickford

At March 31, 2020, our construction loans to Bickford are summarized as follows ($ in thousands):

Commencement	Rate	Maturity	Commitment	Drawn	Location
January 2018	9%	5 years	14,000	(13,077)	Virginia
July 2018	9%	5 years	14,700	(12,526)	Michigan
			$28,700	$(25,603)

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

Life Care Services - Timber Ridge

In February 2015, we entered into a loan agreement in which the proceeds were used to fund the construction of Phase II of Timber Ridge at Talus, a Type-A continuing care retirement community in Issaquah, Washington. The outstanding balance due from LCS-Westminster Partnership III LLP (“LCS-WP III”), an affiliate of LCS and the manager of the facility, was $59,350,000 as of January 31, 2020, when we acquired the property and Timber Ridge PropCo assumed the debt (see Note 2). To provide working capital in support of the CCRC’s entry-fee model, NHI agreed to supply a revolving line of credit permitting draws up to a maximum of $5,000,000. See Note 4 for more information about our equity-method investment in Timber Ridge OpCo.

Life Care Services - Sagewood

On December 21, 2018, we entered into an agreement to lend LCS-Westminster Partnership IV LLP (“LCS-WP IV”), an affiliate of LCS, the manager of the facility, up to $180,000,000. The loan agreement conveys a mortgage interest and will facilitate the construction of Phase II of Sagewood, a Type-A Continuing Care Retirement Community in Scottsdale, AZ. As an affiliate of a larger company, LCS-WP IV is structured to limit liability for potential damage claims, is capitalized to achieve that purpose and is considered a VIE within the definition set forth in Note 1. As discussed more fully in Note 1, we have concluded that we are not the primary beneficiary.

The loan conveys a mortgage interest in the form of two notes under a master credit agreement. The senior note (“Note A”) totals $118,800,000 at a 7.25% interest rate with 10 basis-point annual escalators after three years and has a term of 10 years. We have funded $77,340,000 of Note A as of March 31, 2020. Note A is interest-only and is locked to prepayment until January 2021. After 2020, the prepayment penalty starts at 2% and declines to 1% in 2022. The second note (“Note B”) is a construction loan for up to $61,200,000 at an annual interest rate of 8.5% and carries a maturity of five years. The total amount funded on Note B was $57,353,000 as of March 31, 2020.

Senior Living Communities

In December 2014, we provided a $15,000,000 revolving line of credit, the maturity of which mirrors the 15-year term of the master lease. Borrowings are used primarily to finance construction projects within the Senior Living portfolio, including building additional units. The facility, which may also be used to meet general working capital needs, was amended as of December 10, 2019, to reduce availability to $12,000,000 with a further reduction in capacity to $7,000,000 beginning January 1, 2022 through lease maturity in December 2029. Also effective December 10, 2019, a sub-limit on the availability of funding for working capital needs was established at $10,000,000 for this loan, extending through January 1, 2022, at which time the limit is to be reduced to $5,000,000. Amounts outstanding under the facility, $10,701,000 at March 31, 2020, bear interest at an annual rate equal to the prevailing 10-year U.S. Treasury rate, 0.70% at March 31, 2020, plus 6%.

NHI has two mezzanine loans of up to $12,000,000 and $2,000,000, respectively, to affiliates of Senior Living, whose purpose was to partially fund construction of a 186-unit senior living campus on Daniel Island in South Carolina, which opened in April 2018. The loans bear interest payable monthly at a 10% annual rate and mature in March 2021. The loans were fully drawn at March 31, 2020, and provided NHI with a fixed capitalization rate purchase option on the development upon its meeting certain operational metrics. The option is to remain open during the term of the loans, plus any extensions.

Our loans to Senior Living and its subsidiaries represent a variable interest. Senior Living is structured to limit liability for potential claims for damages, is appropriately capitalized for that purpose and is considered a VIE. As discussed more fully in Note 1, we have concluded that we are not the primary beneficiary of Senior Living.

NOTE 4. EQUITY METHOD INVESTMENT AND OTHER ASSETS

Equity Method Investment

As discussed in Note 2, our investment in the operating company, Timber Ridge OpCo, held by our Taxable REIT Subsidiary (“TRS”) and recorded in the initial amount of $875,000, arose in conjunction with the acquisition of a CCRC from LCS-WP III. We structured our arrangement with our JV partner, LCS Timber Ridge LLC, to be compliant with the provisions of the REIT Investment Diversification and Empowerment Act of 2007 ("RIDEA") which permits NHI to receive rent payments through a triple-net lease between Timber Ridge PropCo, the property company, and Timber Ridge OpCo and is designed to give NHI the opportunity to capture additional value on the improving performance of the operating company through distributions from the TRS. Accordingly, the TRS holds our 25% equity interest in Timber Ridge OpCo in order to provide an organizational structure that will allow the TRS to engage in a broad range of activities and share in cash-flows that would otherwise be non-qualifying income under the REIT gross income tests.

OpCo’s activities are managed through an "eligible independent contractor" subject to the oversight of Timber Ridge OpCo’s board. This organizational structure meets the requirements of Internal Revenue Code regulations for TRS entities. LCS is the managing member of Timber Ridge OpCo, although we have retained specific non-controlling rights. As a result of LCS’s retention of operations oversight and control over all day-to-day business matters, our participating influence at Timber Ridge OpCo does not amount to control of the entity.

As part of our acquisition of the Timber Ridge property in January 2020, we accepted the property subject to trust liens previously granted to residents of Timber Ridge. In keeping with the business model of entrance fee communities, early residents of Timber Ridge executed loans to the then owner/operators backed by liens in a form consistent with legal requirements of the State of Washington at the time. In 2008 the owner/operator from whom we acquired the Timber Ridge property satisfied the state legal requirements by entering into a Deed of Trust and Indenture of Trust (the “Deed and Indenture”) for the benefit of the trustee (now Wilmington Trust, N.A., “Trustee”) on behalf of all residents who made mortgage loans to the owner/operator in accordance with a resident agreement. The Deed and Indenture granted a security interest in the Timber Ridge property to secure the loans made by the early residents of the property. Subsequent to these early transactions, the laws of the State of Washington were changed so that it was no longer mandatory that a repayment obligation with respect to loans made to an entrance fee community be secured by the property under a deed and indenture, and the practice was discontinued at Timber Ridge.

Our entry into the Timber Ridge joint venture involved the separation of the existing owner/operator configuration into property and operating companies. Accomplishing the split required the allocation of assets and liabilities of the previously unified entity. PropCo acquired the Timber Ridge Property, subject to the resident mortgages secured by the Deed and Indenture. Accordingly, the remaining outstanding “old” loans made by the residents are still secured by a security interest in the Timber Ridge Property. The trustee for all of the residents who made “old” loans in accordance with the resident agreements, entered into a subordination agreement concurrent with our acquisition, pursuant to which the Trustee acknowledged and confirmed that the security interests created under the Deed and Indenture were subordinate to any security interests granted in connection with the loan made by NHI to PropCo.

With the periodic settlement of some of the outstanding resident loans in the course of normal entrance-fee community operations, the balance owing on the Deed and Indenture at the date of our acquisition on January 31, 2020 had been reduced to $20,063,000 and was further reduced to $18,974,000 at March 31, 2020. By terms of the resident loan assumption agreement, during the term of the lease (7 years with two renewal options), OpCo is to indemnify PropCo for any repayment by PropCo of these liabilities under the guarantee. NHI estimates that no material outflow of cash will result from PropCo’s secondary obligation as guarantor under the resident mortgages. Accordingly, no liability was recorded on NHI’s books for the guarantee obligation upon acquisition and as of March 31, 2020.

OpCo meets the criteria to be considered a variable interest entity based on ASC Topic 810, Consolidation. However, we are not the primary beneficiary of Timber Ridge OpCo as our participating rights do not give us the power to direct the activities that most significantly impact Timber Ridge OpCo’s economic performance. As a result, we report our investment in Timber Ridge OpCo under the equity method of accounting as prescribed by ASC Topic 970, Real Estate - General, Subtopic 323-30 Equity Method and Joint Ventures. Our equity share in the losses of Timber Ridge OpCo during the three months ended March 31, 2020 was $442,000. Under the equity method, we decrease the carrying value of our investment for losses in the entity and distributions to NHI for cumulative amounts up to and including our basis plus any commitments to fund operations. Our commitments are currently limited to an additional $5,000,000 under a revolving credit facility and our guarantee, discussed above. Under the equity method, we will not write down the asset below zero. The investment is increased for any share of income attributed to NHI.

Our equity method investment and other assets consists of the following (in thousands):

	March 31, 2020	December 31, 2019
Accounts receivable and prepaid expenses	$3,635	$3,212
Unamortized lease incentive payments	10,565	10,146
Regulatory escrows	8,208	8,208
Restricted cash	33,769	10,454
Equity method investment	433	—
	$56,610	$32,020

Regulatory escrows include mandated deposits in connection with our entrance fee communities in Connecticut. Restricted cash includes amounts required to be held on deposit with a qualified intermediary subject to an IRC §1031 exchange agreement or in accordance with agency agreements governing our Fannie Mae and HUD mortgages.

NOTE 5. DEBT

Debt consists of the following (in thousands):

	March 31, 2020	December 31, 2019
Revolving credit facility - unsecured	$408,000	$300,000
Bank term loans - unsecured	550,000	550,000
Private placement term loans - unsecured	400,000	400,000
HUD mortgage loans (net of discount of $1,218 and $1,238)	41,942	42,138
Fannie Mae term loans - secured, non-recourse	95,618	95,706
Convertible senior notes - unsecured (net of discount of $203 and $303)	59,797	59,697
Unamortized loan costs	(6,453)	(7,076)
	$1,548,904	$1,440,465

Aggregate principal maturities of debt as of March 31, 2020 are as follows (in thousands):

For the year ended March 31,
2021	$1,244
2022	61,291
2023	784,340
2024	351,389
2025	154,529
Thereafter	203,985
1,556,778
Less: discount	(1,421)
Less: unamortized loan costs	(6,453)
$1,548,904

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

The revolving facility fee is currently 20 basis points per annum, and based on our current leverage ratios, the facility presently provides for floating interest on the revolver and the term loans at 30-day LIBOR plus 120 bps and a blended 132 bps, respectively. At March 31, 2020 and December 31, 2019, 30-day LIBOR was 99 and 176 bps, respectively. Within the facility, the employment of interest rate swaps for a portion of our fixed term debt leaves only $348,000,000 drawn on our revolving credit facility exposed to interest rate risk through June 2020, when our $80,000,000 and $130,000,000 swaps expire. Our swaps and the financial instruments to which they relate are described in the table below, under the caption “Interest Rate Swap Agreements.”

At March 31, 2020, we had $142,000,000 available to draw on the revolving portion of our credit facility, subject to usual and customary covenants. Among other stipulations, the unsecured credit facility agreement requires that we maintain certain financial ratios within limits set by our creditors. At March 31, 2020, we were in compliance with these ratios.

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

HUD mortgage loans

Our HUD mortgage loans are secured by ten properties leased to Bickford and having a net book value of $48,717,000 at March 31, 2020. Nine mortgage notes require monthly payments of principal and interest from 4.3% to 4.4% (inclusive of mortgage insurance premium) and mature in August and October 2049. These nine HUD mortgage loans are subject to prepayment penalty until the third quarter of 2024. One additional HUD mortgage loan assumed in 2014, at a discount, requires monthly payments of principal and interest of 2.9% (inclusive of mortgage insurance premium) and matures in October 2047. As of March 31, 2020, the loan has an outstanding principal balance of $8,439,000 and a carrying value of $7,221,000, which approximates fair value.

Fannie Mae term loans - secured, non-recourse

In March 2015 we obtained $78,084,000 in Fannie Mae financing. The term-debt financing consists of interest-only payments at an annual rate of 3.79% and a 10-year maturity. The mortgages are non-recourse and secured by thirteen properties leased to Bickford. In a December 2017 acquisition, we assumed additional Fannie Mae debt that amortizes through 2025 when a balloon payment will be due, is subject to prepayment penalties until 2024, bears interest at a nominal rate of 4.60%, and has remaining balance of $17,534,000 at March 31, 2020. All together, these notes are secured by facilities having a net book value of $133,117,000 at March 31, 2020.

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

During 2019, we undertook targeted open-market repurchases of certain of these convertible notes. Payments of cash negotiated in the transactions were dependent on prevailing market conditions, our liquidity requirements, contractual restrictions, individual circumstances of the selling parties and other factors. In December 2019, through the issuance of common stock and cash we retired $60,000,000 of our convertible notes. Settlement of the notes requires management to allocate the consideration we ultimately pay between the debt component and the equity conversion feature as though they were separate instruments. The allocation is effected by recording the fair value of the debt component first, with any remainder allocated to the conversion feature. Amounts expended to settle the notes are recognized first as a settlement of the notes at our carrying value and then are recognized in income to the extent the portion allocated to the debt instrument differs from carrying value. The remainder of the allocation, if any, is treated as settlement of equity and adjusted through our capital in excess of par account.

As of March 31, 2020, our $60,000,000 of senior unsecured convertible notes were convertible at a rate of 14.71 shares of common stock per $1,000 principal amount, representing a conversion price of approximately $67.97 per share for a total of 882,792 shares on the remaining $60,000,000 of senior unsecured convertible notes. For the three months ended March 31, 2020, there was no dilution resulting from the conversion option within our convertible debt. If NHI’s current share price increases above the adjusted $67.97 conversion price, dilution may become attributable to the conversion feature. At March 31, 2020, the face amount of the convertible debt exceeded its value on conversion, when value on conversion was computed as if the debt were immediately eligible to convert.

Interest Rate Swap Agreements

Our existing interest rate swap agreements will collectively continue through December 2021 to hedge against fluctuations in variable interest rates applicable to $610,000,000 ($400,000,000 after June 2020) of our bank loans. During the next year, approximately $7,060,000 of losses, which are included in accumulated other comprehensive loss, are projected to be reclassified into earnings.

As of March 31, 2020, we employ the following interest rate swap contracts to mitigate our interest rate risk on our bank term and revolver loans described above ($ in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value (Liability)
June 2013	June 2020	3.46%	1-month LIBOR	$80,000	$(280)
March 2014	June 2020	3.51%	1-month LIBOR	$130,000	$(464)
March 2019	December 2021	3.51%	1-month LIBOR	$100,000	$(3,380)
March 2019	December 2021	3.52%	1-month LIBOR	$100,000	$(3,403)
June 2019	December 2021	2.89%	1-month LIBOR	$150,000	$(3,447)
June 2019	December 2021	2.93%	1-month LIBOR	$50,000	$(1,160)

If the fair value of the hedge is an asset, we include it in our Condensed Consolidated Balance Sheets among other assets, and, if a liability, as a component of accounts payable and accrued expenses. See Note 9 for fair value disclosures about our interest rate swap agreements. Net liability balances for our hedges included as components of consolidated accumulated other comprehensive loss on March 31, 2020 and December 31, 2019, were $(12,134,000) and $(3,433,000), respectively.

The following table summarizes interest expense (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Interest expense on debt at contractual rates	$13,003	$13,074
Losses reclassified from accumulated other
comprehensive income (loss) into interest expense	492	(292)
Capitalized interest	(98)	(157)
Amortization of debt issuance costs and debt discount	743	893
Total interest expense	$14,140	$13,518

NOTE 6. COMMITMENTS, CONTINGENCIES AND UNCERTAINTIES

In the normal course of business, we enter into a variety of commitments, typically consisting of funding of revolving credit arrangements, construction and mezzanine loans to our operators to conduct expansions and acquisitions for their own account, and commitments for the funding of construction for expansion or renovation to our existing properties under lease. In our leasing operations, we offer to our tenants and to sellers of newly-acquired properties a variety of inducements which originate contractually as contingencies but which may become commitments upon the satisfaction of the contingent event. Contingent payments earned will be included in the respective lease bases when funded. The tables below summarize our existing, known commitments and contingencies as of March 31, 2020 according to the nature of their impact on our leasehold or loan portfolios.

	Asset Class	Type	Total	Funded	Remaining
Loan Commitments:
LCS Sagewood Note A	SHO	Construction	$118,800,000	$(77,340,000)	$41,460,000
LCS Sagewood Note B	SHO	Construction	61,200,000	(57,353,000)	3,847,000
Bickford Senior Living	SHO	Construction	28,700,000	(25,603,000)	3,097,000
Senior Living Communities	SHO	Revolving Credit	12,000,000	(10,701,000)	1,299,000
41 Management	SHO	Construction	10,800,000	(7,620,000)	3,180,000
Timber Ridge OpCo	SHO	Working Capital	5,000,000	—	5,000,000
Discovery Senior Living	SHO	Working Capital	750,000	(175,000)	575,000
			$237,250,000	$(178,792,000)	$58,458,000

As provided above, loans funded do not include the effects of discounts or commitment fees. Our loans and loan commitments to 41 Management, LLC (“41 Management”) represent a variable interest. 41 Management is structured to limit liability for potential claims for damages, is capitalized to achieve that purpose and is considered a VIE within the definition set forth in Note 1.

The credit loss liability for unfunded loan commitments is estimated using the same methodology as for our funded mortgage and other notes receivable based on the estimated amount that we expect to fund. We applied the same COVID-19 adjustments as discussed in Note 3 to our loss model as of March 31, 2020. The effect of the COVID-19 factors in our loss model resulted in a $100,000 increase in the credit loss liability for unfunded commitments during the first quarter. Excluding the effects of the COVID-19 adjustment, our provision for expected credit loss liability decreased by $75,000 due principally to a reduction in the unfunded commitments and the resulting reduction in our historical probability of default experience for our acquisition and construction mortgage pool.

The liability for expected credit losses on our unfunded loans is presented in the following table for the quarter ended March 31, 2020 ($ in thousands):

Beginning balance January 1, 2020 (upon adoption of ASU 2016-13)	$325
Benefit to expected credit losses	(25)
Balance March 31, 2020	$300

During the quarter ended March 31, 2020, we made one $5,000,000 mezzanine loan commitment to fund the borrowers working capital needs and at March 31, 2020, this commitment was unfunded.

	Asset Class	Type	Total	Funded	Remaining
Development Commitments:
Ignite Medical Resorts	SNF	Construction	$25,350,000	$(19,252,000)	$6,098,000
Woodland Village	SHO	Renovation	7,515,000	(7,425,000)	90,000
Senior Living Communities	SHO	Renovation	6,830,000	(6,830,000)	—
Senior Living Communities	SHO	Renovation	3,100,000	(2,435,000)	665,000
Wingate Healthcare	SHO	Renovation	1,900,000	(508,000)	1,392,000
Discovery Senior Living	SHO	Renovation	900,000	—	900,000
Navion Senior Solutions	SHO	Construction	650,000	—	650,000
41 Management	SHO	Renovation	400,000	—	400,000
			$46,645,000	$(36,450,000)	$10,195,000

In addition to the commitments listed above, Discovery PropCo has committed to Discovery for funding up to $2,000,000 toward the purchase of condominium units located at one of the facilities. As of March 31, 2020, we have funded $968,000 toward this commitment.

	Asset Class	Type	Total	Funded	Remaining
Contingencies:
Timber Ridge OpCo	SHO	Earn Out Payments	$10,000,000	$—	$10,000,000
Comfort Care Senior Living	SHO	Lease Inducement	6,000,000	—	6,000,000
Wingate Healthcare	SHO	Lease Inducement	5,000,000	—	5,000,000
Navion Senior Solutions	SHO	Lease Inducement	4,850,000	(500,000)	4,350,000
Discovery Senior Living	SHO	Lease Inducement	4,000,000	—	4,000,000
Ignite Medical Resorts	SNF	Lease Inducement	2,000,000	—	2,000,000
			$31,850,000	$(500,000)	$31,350,000

Litigation

Our facilities are subject to claims and suits in the ordinary course of business. Our lessees and borrowers have indemnified, and are obligated to continue to indemnify us, against all liabilities arising from the operation of the facilities, and are further obligated to indemnify us against environmental or title problems affecting the real estate underlying such facilities. While there may be lawsuits pending against certain of the owners and/or lessees of the facilities, management believes that the ultimate resolution of all such pending proceedings will have no direct material adverse effect on our financial condition, results of operations or cash flows.

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

The LaSalle Group defaulted on its rent payment in November 2018. We transitioned the properties to a new operator on April 16, 2019, with NHI to receive operating cash flow, after management fees, generated by the facilities pending stabilization. We also commenced litigation for the recovery of certain funds owed under the lease and against the principal executive personally, under a guaranty agreement. The LaSalle Group, the former operator of the properties, has declared bankruptcy under Chapter 11. In December 2019, we reached an agreement with TLG Family Management and Mitchell Warren, who, without making any admissions under a joint-liability settlement, have agreed to pay to NHI $2,850,000 over a five-year period, consisting of scheduled payments of varying amounts in full settlement of agreed judgments under manager and personal guarantees. We received the first installment of $60,000 December 2019 and all schedule payments have been received through March 31, 2020.

Material Uncertainties

While the ultimate duration and lasting impact of the Coronavirus (COVID-19) remain to be established, there are conclusions about its likely effects on our business and operations that can reasonably be inferred, at least about the near-term effects of the pandemic. Revenues for the operators of our properties are significantly impacted by occupancy. Building occupancy rates have been adversely affected by the public health outbreak represented by COVID-19. The Centers for Disease Control has reported that the COVID-19 mortality rate increases with age. The occupancy at our properties could significantly decrease if COVID-19 results in early resident move-outs, delays in onboarding new residents, or causes collateral events such as a weakening in the housing market, a typical funding source for our operators’ customers. A decrease in occupancy or increase in costs could have a material adverse effect on the ability of our operators to meet their financial and other contractual obligations to us, including the payment of rent, as well as on our results of operations.

Tenants leasing properties from us have experienced some degree of increased costs combined with reduced revenues to an extent similar to that experienced by other providers of senior care and housing throughout the country. Upon presentation of proof of hardship, we expect that we will grant concessions going forward, the extent of which will depend in part on relief granted to our tenants under federal programs such as the Coronavirus Aid, Relief, and Economic Security (CARES) Act whereby a significant portion of our tenants' hardship will be defrayed. Because of the wide-ranging interplay of circumstances yet to be determined, a projection of any forthcoming concessions during the remainder of 2020 and beyond cannot be reasonably estimated. If lease concessions related to the effects of COVID-19 become necessary, we will account for them consistent with how those concessions would be accounted for under Topic 842 as though the enforceable rights and obligations for those concessions existed under our leases, regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the related individual lease contract. The extent of future concessions we make in remediation of severe tenant hardship will be dependent on economic and cultural trends that cannot be reasonably and reliably projected by us at this time. The extent to which COVID-19 could impact our business and results of operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence. We continue to evaluate the impact of various forms of governmental assistance that may become available to the Company or its tenants, including the CARES Act. While we are not able to estimate the impact of the COVID-19 pandemic at this time, the pandemic could materially affect our future results of operations and financial condition, including recording impairments, lease modifications and credit losses associated with notes receivable in future periods.

NOTE 7. STOCK -BASED COMPENSATION

We recognize stock-based compensation for all stock options granted over the requisite service period using the fair value of these grants as estimated at the date of grant using the Black-Scholes pricing model. All restricted stock granted (if any) is recognized over the requisite service period using the market value of our publicly traded common stock on the date of grant.

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

In May 2012, our stockholders approved the 2012 Stock Incentive Plan (“the 2012 Plan”) pursuant to which 3,500,000 shares of our common stock, as amended from time to time, were made available to grant as stock-based payments to employees, officers, directors or consultants. The individual option grant awards may vest over periods up to five years. The term of the options under the 2012 Plan is up to ten years from the date of grant. During the first quarter of 2020, we granted the remaining 319,669 awards available under the 2012 Plan.

On May 3, 2019, our stockholders approved the 2019 Stock Incentive Plan (“the 2019 Plan”) pursuant to which 3,000,000 shares of our common stock were made available to grant as stock-based payments to employees, officers, directors or consultants. The individual option grant awards may vest over periods up to five years. The term of the options under the 2019 Plan is up to ten years from the date of grant. As of March 31, 2020, there were 2,735,169 shares available for future grants under the 2019 Plan.

Compensation expense is only recognized for the awards that ultimately vest. Accordingly, pre-vesting forfeitures that were not expected will result in the reversal of previously recorded compensation expense. Non-cash compensation expense reported for the three months ended March 31, 2020 and 2019 was $1,845,000 and $2,001,000, respectively and is included in general and administrative expense in the Condensed Consolidated Statements of Income.

At March 31, 2020, we had, net of expected forfeitures, $2,124,000 of unrecognized compensation cost related to unvested stock options which is expected to be expensed over the following periods: 2020 - $1,353,000, 2021 - $693,000 and 2022 - $78,000.

The weighted average fair value per share of options granted during the three months ended March 31, 2020 and 2019 was $5.54 and $6.17, respectively. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2020	2019
Dividend yield	5.1%	5.5%
Expected volatility	16.8%	18.6%
Expected lives	2.9 years	2.9 years
Risk-free interest rate	1.31%	2.50%

The following table summarizes our outstanding stock options:

	Three Months Ended
	March 31,
	2020	2019
Options outstanding January 1,	1,004,014	920,346
Options granted under 2012 Plan	319,669	602,000
Options exercised under 2012 Plan	(512,509)	(352,830)
Options forfeited under 2012 Plan	(4,169)	—
Options granted under 2019 Plan	264,831	—
Options forfeited under 2019 Plan	(3,831)	—
Options outstanding, March 31,	1,068,005	1,169,516

Exercisable at March 31,	600,327	678,997

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

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per common share (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2020	2019
Net income attributable to common stockholders	$61,023	$35,679

BASIC:
Weighted average common shares outstanding	44,613,593	42,825,824

DILUTED:
Weighted average common shares outstanding	44,613,593	42,825,824
Stock options	4,546	75,695
Convertible subordinated debentures	—	223,513
Weighted average dilutive common shares outstanding	44,618,139	43,125,032

Net income attributable to common stockholders - basic	$1.37	$0.83
Net income attributable to common stockholders - diluted	$1.37	$0.83

Incremental anti-dilutive shares excluded:
Net share effect of stock options with an exercise price in excess of the average market price for our common shares	305,862	17,415

Regular dividends declared per common share	$1.1025	$1.05

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

Liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurement
	Balance Sheet Classification	March 31, 2020	December 31, 2019
Level 2
Interest rate swap liability	Accounts payable and accrued expenses	$(12,134)	$(3,433)

Carrying amounts and fair values of financial instruments that are not carried at fair value at March 31, 2020 and December 31, 2019 in the Condensed Consolidated Balance Sheets are as follows (in thousands):

	Carrying Amount		Fair Value Measurement
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Level 2
Variable rate debt	$954,213	$845,744	$958,000	$850,000
Fixed rate debt	$594,691	$594,721	$637,182	$602,926

Level 3
Mortgage and other notes receivable	$291,820	$340,143	$314,724	$347,543

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

Carrying amounts of cash and cash equivalents and restricted cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. The fair value of our borrowings under our revolving credit facility and other variable rate debt are reasonably estimated at their notional amounts at March 31, 2020 and December 31, 2019, due to the predominance of floating interest rates, which generally reflect market conditions.

NOTE 10. RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2019 we adopted Accounting Standards Update (“ASU”) 2016-02, Leases, which has been codified under ASC Topic 842. The principal difference between Topic 842 and previous guidance is that, for lessees, lease assets and lease liabilities arising from operating leases will be recognized in the balance sheet. While the accounting applied by a lessor is largely unchanged from that applied under previous GAAP, changes have been made to align i) certain lessor and lessee accounting guidance, and ii) key aspects of the lessor accounting model with the revenue recognition guidance in ASC Topic 606, Revenue from Contracts with Customers.

Under Topic 842 and unlike prior GAAP, a buyer-lessor in a sale-leaseback transaction will be required to apply the sale and leaseback guidance to determine whether the transaction qualifies as a sale. Topic 842 includes provisions which generally conform with Topic 606, and the presence of a seller-lessee repurchase option on real estate in a sale and leaseback transaction will result in recording the transaction as a financing that would otherwise meet the lease accounting requirements for buyer-lessors under previous guidance. NHI has largely ceased inclusion of repurchase options in new sale-leaseback transactions, and there were no material effects from the change in sale-leaseback guidance as it relates to repurchase options. Consistent with present standards, upon the adoption of Topic 842, NHI continues to account for lease revenue on a straight-line basis for most leases. Under Topic 842, an assessment of collectibility is made at the inception of the lease and, for operating leases, if collectibility is assessed as not probable lease income is recognized as payments are received. Recognition of changes in our assessment of collectibility under Topic 842 differs from legacy accounting in that a change in our assessment of collectibility will be recognized as an adjustment to lease income rather than as bad debt expense. Under Topic 842 only initial direct costs that are incremental to the lessor are capitalized, a standard consistent with NHI’s prior practice.

Initial Impact

ASU 2018-20 was issued to address implementation issues related to Topic 842. We adopted Topic 842 on January 1, 2019, (the “application date”), and, effective with our adoption, we elected the package of practical expedients allowing, among other provisions, for transition with no initial reassessment of the lease classification for any expired or existing leases. Going forward under Topic 842, for us as lessor, subsequent modification of existing leases accounted for under previous guidance, which were brought forward under conventions allowing no reassessment on the application date of Topic 842, may trigger reconsideration of continued accounting for the lease. Upon reconsideration under Topic 842, leases previously classified under Topic 840 as operating leases may be classified as either a sales-type or direct financing lease.

Further under ASU 2018-20, we elected the available practical expedient under ASU 2018-11 that allows us to make an accounting policy election and assess whether a contract is predominantly lease or service-based and recognize the entire contract under the relevant accounting guidance. No cumulative effect adjustment to retained earnings was necessary, based on our analysis.

In April 2018, we entered into a ground lease as lessee in connection with our acquisition of certain real estate assets. In accordance with transition elections allowed under Topic 842, discussed above, we have continued to account for the lease as an operating lease. Upon adoption of the standard, as lessee we recognized an immaterial right-of-use asset and a lease liability at the adoption date.

Variable Payments

ASU 2018-20 requires NHI to exclude from variable payments, and therefore revenue, our costs paid by our tenants directly to third parties. Some of our leases require property tax and insurance costs be covered by our tenants through escrow reimbursement. We serve as the administrative agent for these escrow transactions and ASU 2018-20 requires the associated revenue and expense to be included in our consolidated financial statements. We have included $1,553,000 of reimbursements within revenue and in expenses in our Consolidated Statements of Income for the three months ended March 31, 2020, under the captions “Rental income” and “Property taxes and insurance on leased properties,” respectively.

On January 1, 2020 we adopted ASU 2016-13, Financial Instruments - Credit Losses. ASU 2016-13 (“ASU 2016-13”), which requires more timely recognition of credit losses associated with financial assets. While current GAAP includes multiple credit impairment objectives for instruments, the previous objectives generally delayed recognition of the full amount of credit losses until the loss was probable of occurring. The amendments in ASU 2016-13 eliminate the probable initial recognition threshold and, instead, reflect an entity’s current estimate of all expected credit losses. Prior to ASU 2016-13, we generally only considered past events and current conditions in measuring the incurred loss. The amendments in ASU 2016-13 broaden the information that we must consider in developing our expected credit loss estimate for assets measured either collectively or individually. The use of forecast information incorporates more timely information in the estimate of expected credit loss that will be more useful to users of the financial statements. ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, aligns the transition requirements and clarifies that operating lease receivables are excluded from the scope of ASU 2016-13. Instead, impairment of operating lease receivables is to be accounted for under ASC 842. In adopting ASU 2016-13 we elected as a transition method the modified retrospective approach. As a result of the transition guidance provided in the ASU, an allowance for expected credit losses of $3,900,000 and a liability for expected credit losses of $325,000 as of January 1, 2020, was established under the new standard and was reclassified out of cumulative net income in excess of dividends.

On April 8, 2020 the FASB issued, in Q&A format, interpretations providing guidance and clarification on the effects of the COVID-19 pandemic on accounting for lease modifications and recognition of interest income following concessions, among other topics. Following FASB guidance, NHI has elected to account for lease concessions related to the effects of COVID-19 consistent with how those concessions would be accounted for under Topic 842 as though the enforceable rights and obligations for those concessions existed, regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the related individual lease contract.

On March 12, 2020, the Financial Accounting Standards Board issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the three months ended March 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

NOTE 11. SUBSEQUENT EVENTS

Autumn Trace

On May 1, 2020, we acquired two senior housing facilities each with 44 assisted living units for a total purchase price of $14,250,000, including $150,000 in closing costs. The facilities are located in Indiana and are leased to Autumn Trace Senior Communities, which is a new operator relationship for NHI. The 15-year master lease has an initial lease rate of 7.25% with fixed annual escalators of 2.25% and offers two optional extensions of 5 years each. NHI was also granted a purchase option on a newly opened Indiana facility that is expected to stabilize during 2020.

Additional Common Shares Authorized

At our annual meeting on May 6, 2020, our stockholders approved an amendment to the Articles of Incorporation to increase the number of authorized common shares from 60,000,000 to 100,000,000.

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

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of factors including, but not limited to, the following:

* Actual or perceived risks associated with public health epidemics or outbreaks, such as the Coronavirus (COVID-19), could have a material adverse effect on our business and results of operations.

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

See the notes to the annual audited consolidated financial statements in our most recent Annual Report on Form 10-K for the year ended December 31, 2019, and “Business” and “Risk Factors” under Item 1 and Item 1A therein for a further discussion of these and of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. See also an update to the “Risk Factors” under item 1A in this Form 10-Q. You should carefully consider these risks before making any investment decisions in the Company. These risks and uncertainties are not the only ones facing the Company. There may be additional risks that we do not presently know of and or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition, results of operations, or cash flows could be materially and adversely affected. In that case, the trading price of our shares of stock could decline and you may lose part or all of your investment. Given these risks and uncertainties, we can give no assurance that these forward-looking statements will, in fact, occur and, therefore, caution investors not to place undue reliance on them.

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

Portfolio

As of March 31, 2020, we had investments in real estate and mortgage and other notes receivable involving 240 facilities located in 34 states. These investments involve 159 senior housing properties, 76 skilled nursing facilities, 3 hospitals, 2 medical office buildings and other notes receivable. These investments (excluding our corporate office of $2,532,000) consisted of properties with an original cost of approximately $3,225,600,000, rented under triple-net leases to 33 lessees, and $291,820,000 aggregate net carrying value of mortgage and other notes receivable, excluding an allowance for expected credit losses of $5,500,000, due from 11 borrowers.

Our investments in real estate are located within the United States and our investments in mortgage loans are secured by real estate located within the United States. We are managed as one unit for internal reporting and decision making. Therefore, our reporting reflects our financial position and operations as a single segment.

Our revenues are dependent on the ability of our tenants to pay rent. Revenues for operators of our properties are significantly impacted by occupancy. The occupancy at our properties will significantly decrease if COVID-19 or other public health outbreaks results in early resident move-outs, delays accepting new residents due to quarantines or otherwise, or if collateral events occur such as a weakening in the housing market, a typical funding source for our operators’ customers. A decrease in occupancy or increase in costs could have a material adverse effect on the ability of our operators to meet their financial and other contractual obligations to us, including the payment of rent, as well as on our results of operations. In addition, actions our operators take to address outbreaks could materially increase their operating costs, including costs related to enhanced health and safety precautions among other measures, which could have a material adverse effect on the ability of our operators to meet their financial and other contractual obligations to us, including the payment of rent. Furthermore, infections at our facilities could lead to material increases in litigation costs for which our operators, or possibly we, may be liable. The extent to which COVID-19 could impact our business and results of operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

Our financial statements as of March 31, 2020, do not reflect any significant impairment of our investments in real property as a result of the emergence of the recent pandemic. As explained in the notes to these condensed consolidated financial statements and among our critical accounting policies, our estimation of the collectability of outstanding notes receivable and current commitments to furnish credit to our customers, however, is affected by both micro- and macro-economic conditions, including trends in public health and the overall economy, and is required to be adjusted, on a quarterly basis, for changes in current expectations in light of our experience during similar periods in our history. In accordance with FASB guidance, NHI has elected to account for lease concessions related to the effects of COVID-19 consistent with how those concessions would be accounted for under Topic 842 as though the enforceable rights and obligations for those concessions existed under our leases, regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the related individual lease contract. Please see further discussions of uncertainties surrounding the repercussions of the pandemic in the Areas of Focus and Liquidity sections of Management’s Discussion and Analysis of this Form 10-Q.

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

The following tables summarize our investments in real estate and mortgage and other notes receivable as of and for the three months ended March 31, 2020 ($ in thousands):

	Properties	Beds/Sq. Ft.*		Revenue	%	Investment
Real Estate Properties
Senior Housing - Need-Driven
Assisted Living	91	5,000		$20,683	24.9%	$923,960
Senior Living Campus	14	1,976		6,094	7.3%	305,407
Total Senior Housing - Need-Driven	105	6,976		26,777	32.2%	1,229,367
Senior Housing - Discretionary
Independent Living	32	3,703		11,772	14.2%	599,321
Entrance-Fee Communities	11	2,707		14,432	17.4%	739,985
Total Senior Housing - Discretionary	43	6,410		26,204	31.6%	1,339,306
Total Senior Housing	148	13,386		52,981	63.8%	2,568,673
Medical Facilities
Skilled Nursing Facilities	72	9,433		19,911	24.0%	590,470
Hospitals	3	207		1,643	2.0%	55,971
Medical Office Buildings	2	88,517	*	167	0.2%	10,486
Total Medical Facilities	77			21,721	26.2%	656,927
Total Real Estate Properties	225			74,702	90.0%	$3,225,600
Income from properties sold				272
Escrow Funds Received From Tenants				1,553
Total Rental Income				76,527

Mortgage and Other Notes Receivable
Senior Housing - Need-Driven	9	479		1,396	1.8%	$67,354
Senior Housing - Discretionary	2	714		3,174	3.8%	166,007
Medical Facilities	4	270		160	0.2%	7,082
Other Notes Receivable	—	—		1,162	1.4%	51,377
Total Mortgage and Other Notes Receivable	15	1,463		5,892	7.2%	$291,820
Income from notes paid off				625
Other Income				32
Total Revenue				$83,076

Portfolio Summary	Properties	Revenue	%	Investment
Real Estate Properties	225	$74,702	92.7%	$3,225,600
Mortgage and Other Notes Receivable	15	5,892	7.3%	291,820
Total Portfolio	240	$80,594	100.0%	$3,517,420

Portfolio by Operator Type
Public	66	$17,221	21.4%	$511,293
National Chain (Privately-Owned)	28	14,358	17.8%	799,577
Regional	133	46,739	58.0%	2,087,498
Small	13	2,276	2.8%	119,052
Total Portfolio	240	$80,594	100.0%	$3,517,420

For the three months ended March 31, 2020, operators of facilities which provided more than 3% of our total revenues were (in alphabetical order): Bickford Senior Living; Chancellor Health Care; Discovery Senior Living; The Ensign Group; Health Services Management; Holiday Retirement; Life Care Services; National HealthCare Corporation; Senior Living Communities; and Senior Living Management.

As of March 31, 2020, our average effective annualized rental income was $8,443 per bed for skilled nursing facilities, $12,336 per unit for senior living campuses, $16,626 per unit for assisted living facilities, $12,717 per unit for independent living facilities, $22,507 per unit for entrance-fee communities, $31,744 per bed for hospitals, and $8 per square foot for medical office buildings.

Areas of Focus

Material uncertainties. While the ultimate duration and lasting impact of the Coronavirus (COVID-19) remain to be established, NHI expects that conclusions about its likely effects on our business and operations can reasonably be inferred, at least about the near-term effects of the pandemic.

Revenues for the operators of our properties are significantly impacted by occupancy. Building occupancy rates will be adversely affected by the public health outbreak represented by COVID-19. The Centers for Disease Control has reported that the COVID-19 mortality rate increases with age. The occupancy at our properties could significantly decrease if COVID-19 results in early resident move-outs, delays in admitting new residents, or causes collateral events such as a weakening in the housing market, a typical funding source for our operators’ customers. A decrease in occupancy or increase in costs could have a material adverse effect on the ability of our operators to meet their financial and other contractual obligations to us, including the payment of rent, as well as on our results of operations.

Tenants leasing properties from us have experienced some degree of increased costs combined with reduced revenues to an extent similar to that experienced by other providers of senior care and housing throughout the country. Upon presentation of proof of hardship, we expect that we will grant concessions going forward, the extent of which will depend in part on relief granted to our tenants under federal programs such as the Coronavirus Aid, Relief, and Economic Security (CARES) Act whereby a significant portion of our tenants' hardship will be defrayed. We have elected to account for lease concessions related to the effects of COVID-19 prospectively: that is, consistent with how those concessions would be accounted for under Topic 842 as though the enforceable rights and obligations for those concessions existed under our leases, regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the related individual lease contract. The extent of future concessions we make in remediation of severe tenant hardship will be dependent on economic and cultural trends that cannot be reasonably and reliably projected by us at this time.

Our ability to meet our borrowing covenants does not appear to be threatened by conditions resulting from the pandemic. However, our liquidity to enable continued growth is dependent to a large extent upon the availability of equity and debt capital, with most transactions being initially funded from draws on our revolving credit facility. Interest rates charged to us under the credit facility depend upon a formulaic calculation of leverage whose numerator is measured by our cash rental revenues that are subject to the uncertainties discussed above. Another traditional source of liquidity has been from our at the market (“ATM”) program, which allows us to sell equity directly into the market and through which, in 2019, we issued over 1.2 million common shares, with an average price of $80.58 for shares sold, resulting in net proceeds during the year of $95,774,000. The closing price for our common stock as of May 8, 2020, by comparison, was $52.70, near-term sales into the market have become a less attractive source of capital than in the recent past. With that being said, the current price represents a recovery of 57% from recent lows. The recent volatility in prices for our common stock creates some difficulty in estimating the dilutive effects of contemplated offerings through our ATM which could impact our ability to provide reliable earnings guidance.

A restriction of access to equity markets will affect our key debt-to-equity ratio. Changes in this ratio beyond certain levels will further result in a ratcheting of rates that we pay for capital within our credit facilities. Our growth model is dependent on the spread we can anticipate between borrowed funds and the deployment of those funds to acquire additional real estate assets. If these spreads should compress, we will need to exercise greater discernment in the selection of properties for acquisition, and we would possibly see inhibited growth in the near term.

While still meeting statutory requirements regarding dividends, we may need to revisit our policy of making divided payment equal to 100% of taxable income. Although we have some levels of amortizing government agency debt, and convertible notes due April 2021 and eligible for conversion in the fourth quarter, the first significant maturities of our debt arise in mid-2022, when economic forecasts currently indicate significant recovery to be occurring across the broad economy.

Despite the challenges posed by COVID-19, we currently foresee no impairments to our long-lived assets as of March 31, 2020, and through the date of issuance of this report as a result of the pandemic. We have no significant intangible assets currently recorded on our balance sheet that would require assessment for impairment. This quarter, we adopted ASU 2016-13, Financial Instruments – Credit Losses. The amendments in ASU 2016-13 broaden the information that we must consider in developing our expected credit loss estimate for assets measured either collectively or individually and require us to consult our historical experience in order to report our expected credit losses on a current basis. The use of forecast information incorporates more timely context for an estimate of expected credit loss that will be more useful to users of the financial statements. Significantly, we have consulted our history as lenders during the recession of 2008, the only period of broad economic downturn in the Company’s recent history remotely comparable to the recent pandemic. Accordingly, we have recorded an allowance for estimated credit losses of $5,500,000 and a liability of $300,000 for estimated credit losses on unfunded loan commitments, an amount much larger than what we anticipated upon the origination of our loans and loan commitments. Our experience over the next year will likely determine the excess or deficiency of our allowance.

In continuing to service our portfolio and implement our business plan, operational changes have included the first quarter expansion of our asset management team. As yet, we have met no significant impediments to our business that we have been unable to address. Accordingly, we continue to assess internal controls over financial reporting as effective.

Notwithstanding recent economic uncertainty, we are evaluating and will likely make additional real estate and note investments in 2020 while we continue to monitor and improve our existing properties. In the expansion of our portfolio, our emphasis is in tertiary markets, where the incidence of COVID-19 has been more limited than that observed in larger market areas. We seek tenants who will be mission-oriented partners in relationships where our business goals are aligned. This approach fuels what we believe is enduring growth for those partners and for NHI. Within the context of our growth model, we rely on cost-effective access to debt and equity capital to finance the acquisitions that drive our earnings. Significant competition continues for healthcare assets from other REITs, both public and private, and from private equity sources. Large-scale portfolios have commanded premium pricing, due to an abundance of private and foreign buyers seeking to invest in healthcare real estate. This combination of circumstances, if it continues, will create pressure on our ability to execute acquisitions and negotiate leases that generate meaningful earnings growth for our stockholders. We emphasize growth with our existing tenants and borrowers as a way to mitigate the impact of competition.

With changing economic conditions, longstanding low capitalization rates for existing healthcare facilities may be coming to an end. Until recently, the industry has seen significant interest in constructing new facilities in hopes of generating better returns on invested capital. Using our relationship-driven model, we will continue to selectively look for opportunities to support new and existing tenants and borrowers with the capital needed to expand existing facilities and to initiate ground-up development of new facilities. We concentrate our efforts in those markets where there is both a demonstrated demand for a particular product type and where we perceive we have a competitive advantage. The projects we agree to finance have attractive upside potential and are expected to provide above-average returns to our stockholders to mitigate the risks inherent with property development and construction. Our evaluations will be made in the near term upon consideration of uncertain economic conditions and with regard to the maintenance of our historic leverage ratios.

Following three rate cuts totaling 75 bps in 2019, the Federal Reserve began 2020 with an indicated target range for the federal funds rate – the benchmark for most interest rates – of 1.50% to 1.75% percent. In March 2020, in its second emergency response to the COVID-19 outbreak, the Federal Reserve lowered its target for the federal funds rate to a range of 0% to 0.25% on March 15, 2020. With the second cut, the Federal Reserve's Federal Open Market Committee issued the following statement: “The effects of the COVID-19 will weigh on economic activity in the near term and pose risks to the economic outlook.” The statement continued, “The Committee expects to maintain this target range until it is confident that the economy has weathered recent events and is on track to achieve its maximum employment and price stability goals.” The actual path the federal funds rate takes during the rest of 2020 and beyond will depend on the changing economic outlook as informed by incoming data.

Although current volatility in the market for REIT equity appears to be based on underlying concerns about the effects of the COVID-19 on short-term profitability, previous changes in the federal funds rate have been a primary source of much volatility in REIT equity markets. As a result, there has historically been pressure on the spread between our cost of capital and the returns we earn. We expect that pressure to be partially mitigated by market forces that tend to result in higher capitalization rates for healthcare assets and higher lease rates indicative of historical levels. Managing long-term risk involves trade-offs with the competing alternative goal of maximizing short-term profitability. Our intention is to strike an appropriate balance between these competing interests within the context of our investor profile. If interest rates rise, our share price may decline as investors adjust prices to reflect a dividend yield that is sufficiently in excess of a risk-free rate.

For the three months ended March 31, 2020, approximately 24% of our revenue was derived from operators of our skilled nursing facilities who receive a significant portion of their revenue from governmental payors, primarily Medicare and Medicaid. Such revenues are subject annually to statutory and regulatory changes and in recent years have been reduced due to federal and state budgetary pressures. Over the past few years, we have selectively diversified our portfolio by directing a significant portion of our investments into properties which do not rely primarily on Medicare and Medicaid reimbursement, but rather on private pay sources (assisted living and memory care facilities, senior living campuses, independent living facilities and entrance-fee communities). We will occasionally acquire skilled nursing facilities in good physical condition with a proven operator and strong local market fundamentals, because diversification implies a periodic rebalancing, but our recent investment focus has been on acquiring need-driven and discretionary senior housing assets.

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

We manage our business with a goal of increasing the regular annual dividends paid to stockholders. Our Board of Directors approves a regular quarterly dividend which is reflective of expected taxable income on a recurring basis. Our transactions that are infrequent and non-recurring that generate additional taxable income have been distributed to stockholders in the form of special dividends. Taxable income is determined in accordance with the Internal Revenue Code and differs from net income for financial statements purposes determined in accordance with U.S. generally accepted accounting principles. Our goal of increasing annual dividends requires a careful balance between identification of high-quality lease and mortgage assets in which to invest and the cost of our capital with which to fund such investments. We consider the competing interests of short and long-term debt (interest rates, maturities and other terms) versus the higher cost of new equity. We accept some level of risk associated with leveraging our investments. We intend to continue to make new investments that meet our underwriting criteria and where the spreads over our cost of capital will generate sufficient returns to our stockholders.

Our dividends per share for the last two years are as follows:

2019	2018
$4.20	$4.00

In February 2020, we announced an increase in our first quarter dividend to $1.1025 per common share. Our ability to service dividends in subsequent quarters of 2020 will depend on the severity of changing economic conditions as experienced by our tenants.

Our investments in healthcare real estate have been partially accomplished by our ability to effectively leverage our balance sheet. However, we have continued to maintain a lower-leverage balance sheet when compared with many in our peer group. We believe that our fixed charge coverage ratio, which is the ratio of Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, including amounts in discontinued operations, excluding real estate asset impairments and gains on dispositions) to fixed charges (interest expense at contractual rates net of capitalized interest and principal payments on debt), and the ratio of consolidated net debt to Adjusted EBITDA are meaningful measures of our ability to service our debt. We use these two measures as a useful basis to compare the strength of our balance sheet with those in our peer group. We also believe our balance sheet strength gives us a competitive advantage when accessing debt markets.

We calculate our fixed charge coverage ratio as approximately 5.8x for the three months ended March 31, 2020 (see our discussion under the heading Adjusted EBITDA including a reconciliation to our net income). Giving effect to our acquisitions and financings on an annualized basis, our consolidated net debt to Annualized Adjusted EBITDA ratio is approximately 4.7x for the three months ended March 31, 2020 (in thousands):

Consolidated Total Debt	$1,548,904
Less: cash and cash equivalents	(46,049)
Consolidated Net Debt	$1,502,855

Adjusted EBITDA	$76,836
Annualizing Adjustment	230,508
Annualized impact of recent investments	9,118
	$316,462

Consolidated Net Debt to Annualized Adjusted EBITDA	4.7	x

According to the Administration on Aging (“AoA”) of the US Department of Health and Human Services, in 2017, the latest year for which data is available, 50.9 million people were age 65 or older in the United States (a 34% increase over the last ten years). Census estimates showed that, by 2040, those 65 or older are expected to constitute 21.6% of the population. The population aged 85 and above is projected to rise from 6.4 million in 2016 to 14.4 million in the US by 2040 (a 123% increase). The median value of homes owned by older homeowners age 75 and over was $175,000 (with a median purchase price of $65,000). In comparison, the median home value of all homeowners was $200,000. Of the 12.9 million households headed by persons age 75 and over in 2017, 76% were owners. As with other sectors of the economy, the housing market has been impacted by COVID-19; the extent or duration of this impact is unknown at this time.

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

With the adoption of ASU 2016-13 beginning January 1, 2020, and the onset of COVID-19 in the United States, we have revised our discussion of estimates and valuations and impairments to include specific reference to additional judgments required under the new standard and evolving economic conditions, as follows:

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

We consider an accounting estimate or assumption critical if:

1.the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and
2.the impact of the estimates and assumptions on financial condition or operating performance is material.

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

The long-term health care industry has experienced significant professional liability claims which have resulted in an increase in the cost of insurance to cover potential claims. In previous years, these factors have combined to cause a number of bankruptcy filings, bankruptcy court rulings and court judgments affecting our lessees and borrowers. In prior years, we have determined that impairment of certain of our loan investments had occurred as a result of these events. The frequency and breadth of bankruptcies may intensify as a result of macro-economic conditions.

We evaluate the recoverability of the carrying values of our properties on a property-by-property basis. We review our properties for recoverability when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions and significant deterioration of the underlying cash flows of the property, indicate that the carrying amount of the property may not be recoverable. The need to recognize an impairment charge is based on estimated undiscounted future cash flows from a property compared to the carrying value of that property. If recognition of an impairment charge is necessary, it is measured as the amount by which the carrying amount of the property exceeds the fair value of the property.

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

For our mortgage and other notes receivable, we evaluate the estimated collectability of contractual loan payments amid general economic conditions on the basis of a like-kind pooling of our loans. We estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. In developing our expectation of losses, we will consider financial assets that share similar risk characteristics such as rate, age, type, location and adequacy of collateral on a collective basis. Other note investments which do not share common features will continue to be evaluated on an instrument-by-instrument basis.

The determination of fair value and whether a shortfall in operating revenues or the existence of operating losses is indicative of a loss in value that is other than temporary involves significant judgment. Our estimates consider all available evidence including, as appropriate, the present value of the expected future cash flows discounted at market rates, general economic conditions and trends, the duration of the fair value deficiency, and any other relevant factors. When an economic downturn whose duration is expected to span a year or more is encountered, such as the onset of COVID-19, we consider projections about the length and impetus of an expected economic recovery before we conclude that evidence of impairment is likely to be other than temporary. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.

While we believe that the carrying amounts of our properties are recoverable and our notes receivable and other investments are realizable, it is possible that future events could require us to make significant adjustments or revisions to these estimates.

Major Tenants

As discussed in Note 2 to the consolidated financial statements, we have four lessees (including their affiliated entities, which are the legal tenants) from whom we individually derive at least 10% of our rental income as follows ($ in thousands):

			Rental Income
		Investment	Three Months Ended March 31,				Lease
	Asset Class	Amount	2020		2019		Renewal
Senior Living Communities	EFC	$573,631	$11,938	16%	$11,532	17%	2029
Holiday Retirement	ILF	531,378	10,176	14%	9,930	14%	2035
Bickford Senior Living	ALF	534,376	13,018	17%	12,810	18%	Various
National HealthCare Corporation	SNF	171,297	9,448	13%	9,748	14%	2026
All others	Various	1,414,918	30,394	41%	25,843	37%	Various
		$3,225,600	$74,974		$69,863

The table above, for the three months ended March 31, 2020 and 2019, excludes $1,553,000 and $1,090,000, respectively, of property tax and insurance costs covered by our tenants through escrow reimbursement. Straight-line rent of $1,664,000 and $1,630,000 was recognized from the Holiday lease for the three months ended March 31, 2020 and 2019, respectively. Straight-line rent of $1,068,000 and $1,058,000 was recognized from the Senior Living Communities lease for the three months ended March 31, 2020 and 2019, respectively. Straight-line rent of $767,000 and $1,327,000 was recognized from the Bickford leases for the three months ended March 31, 2020 and 2019, respectively. For NHC, rent escalations are based on a percentage increase in revenue over a base year and do not give rise to non-cash, straight-line rental income. The amounts in the table above are reflected with prior period amounts for properties transitioned to new operators or disposed being reclassified into the All others category.

The following table summarizes the average portfolio occupancy for Bickford, Holiday and SLC for the periods indicated, excluding development properties in operation less than 24 months, notes receivable, and properties transitioned to new operators or disposed. Bickford (SS) occupancy excludes properties that have been operated by Bickford for less than 24 months.

	Properties	1Q19	2Q19	3Q19	4Q19	1Q20	March 2020	April 2020
Bickford	46	83.5%	84.9%	86.3%	86.4%	85.2%	84.8%	83.6%
Bickford (SS)	41	85.0%	86.8%	88.7%	88.7%	87.3%	86.6%	85.3%
SLC	9	82.2%	81.2%	80.3%	80.5%	80.4%	80.6%	79.0%
Holiday	26	88.4%	88.7%	87.6%	87.0%	87.3%	86.7%	85.0%

Bickford

We are closely monitoring the occupancy and financial performance of our major customer Bickford. NHI has either completed or is currently undertaking certain measures which we believe will improve the financial and operational strength of Bickford during the remainder of 2020. Examples of these measures include:

•The completed sale of two assisted living communities to Bickford during Q1 2020. NHI provided a $4,000,000 senior note to Bickford for the purchase of these facilities which largely preserves cash flow generated from these communities until they are refinanced by Bickford.

•The transition of four properties in Minnesota to another existing NHI operator. NHI transitioned the lease of these four properties on October 1, 2019 which were outside of Bickford’s existing geographic footprint. We believe this transition better aligns Bickford with markets in which they have deeper experience and improves their longer-term cash flow. The transition eliminates Bickford’s purchase option while extending the lease by seven years with renewal options.

•The amendment to lease escalators on certain Bickford properties. Effective September 1, 2019, NHI amended a master lease covering 14 Bickford properties. Included in the amendment, NHI changed the annual escalator from a fixed percentage to a CPI-based escalator with a floor of 2% and a ceiling of 3%.

•NHI’s purchase option price on the Gurnee community was reduced to $15.1 million while the initial yield was reduced to 8.0%. NHI exercised the purchase option on the Gurnee, IL facility on September 10, 2019. NHI exercised a similar purchase option on a 60-unit Bickford-developed community in Shelby, MI as discussed in Note 2 to the condensed consolidated financial statements.

•For our Bickford communities secured by HUD financing, as of October 1, 2019, we amended the master lease to better align rates with the current market, resulting in a decrease of approximately $100,000 per quarter or 0.1% of our total revenues. Included in the amendment, NHI changed the annual escalator from a fixed percentage to a CPI-based escalator with a floor of 2% and a ceiling of 3%.

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

We believe that EBITDARM is a useful way to analyze the cash potential of a group of assets. From EBITDARM we calculate a coverage ratio (EBITDARM/Cash Rent), measuring the ability of the operator to meet its monthly obligation. In addition to EBITDARM and the coverage ratio, we rely on a careful balance sheet analysis and other analytical procedures to help us identify potential areas of concern relative to our operators’ ability to generate sufficient liquidity to meet their obligations, including their obligation to continue to pay the amount due to us. Typical among our operators is a varying lag in reporting to us the results of their operations. Across our portfolio, however, our operators report their results, typically within either 30 or 45 days and at the latest, within ninety days of month’s end. For computational purposes, we exclude development and lease-up properties that have been in operation less than 24 months and selected immaterial properties identified in 2019 as available for sale. For stabilized acquisitions in the portfolio less than 24 months and renewing leases with changes in scheduled rent, we include pro forma cash rent. Same-store portfolio coverage excludes properties that have transitioned operators in past 24 months.

The results of our coverage ratio analysis are presented below on a trailing twelve-month basis, as of December 31, 2019 and 2018 (the most recent periods available):

Total Portfolio

By asset type	SHO	SNF	HOSP	MOB	TOTAL
Properties	130	74	3	2	209
4Q18	1.19x	2.63x	1.69x	4.76x	1.65x
4Q19	1.15x	2.76x	2.01x	5.95x	1.68x

Market served	Need Driven	Need Driven excl. Bickford	Discretionary	Discretionary excl. SLC & Holiday	Medical	Medical excl. NHC
Properties	92	46	38	3	79	37
4Q18	1.14x	1.17x	1.24x	2.22x	2.56x	1.68x
4Q19	1.14x	1.16x	1.17x	1.65x	2.72x	1.96x

Major tenants	NHC	SLC	Bickford	Holiday
Properties	42	9	46	26
4Q18	3.72x	1.18x	1.12x	1.16x
4Q19	3.71x	1.07x	1.12x	1.22x

Same-Store Portfolio

By asset type	SHO	SNF	HOSP	MOB	Total
Properties	118	74	2	2	196
4Q18	1.21x	2.63x	1.26x	4.76x	1.66x
4Q19	1.17x	2.76x	1.54x	5.95x	1.70x

Market served	Need Driven	Need Driven excl. Bickford	Discretionary	Discretionary excl. SLC & Holiday	Medical	Medical excl. NHC
Properties	81	40	37	2	78	36
4Q18	1.18x	1.19x	1.24x	2.36x	2.56x	1.62x
4Q19	1.16x	1.16x	1.18x	1.82x	2.71x	1.90x

Major tenants	NHC	SLC	Bickford	Holiday
Properties	42	9	41	26
4Q18	3.72x	1.18x	1.17x	1.16x
4Q19	3.71x	1.07x	1.17x	1.22x
1 NHC based on corporate-level FCCR and includes 3 independent living facilities

Fluctuations in portfolio coverage are a result of market and economic trends, local market competition, and regulatory factors as well as the operational success of our tenants. We use the results of individual leases to inform our decision making with respect to specific tenants, but trends described above by property type and operator bear analysis. Our Need-Driven SHO portfolio shows a decline brought about primarily by a softening in occupancy within particular markets, as well as rising wage pressures. Additionally, the COVID-19 pandemic in the U.S. has further softened coverage for these operators as well as across our portfolio. For many of the affected operators, as is typical of our portfolio in general, NHI has security deposits in place and/or corporate guarantees should actual cash rental shortfalls eventually materialize. In certain instances, our operators may increase their security deposits with us in an amount equal to the coverage shortfall, and, upon subsequent compliance with the required lease coverage ratio, the operator would then be entitled to a full refund. The sufficiency of tenant deposits as a protection against economic downturn will come into question as the economic effects of the pandemic continue. The metrics presented in the tables above give no effect to the presence of these security deposits. For Skilled Nursing, coverage in the Medical category of our portfolio has improved due to the impact of four new Ensign developments reaching stabilization. Each

MOB’s coverage is driven by the underlying performance of its on-campus hospital as the tenant or guarantor under the lease. As a result, it is typical for MOB operations to have large fluctuations in coverage resulting from hospital operations.

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

Investment Highlights

Since January 1, 2020, we have made or announced the following investments and related commitments ($ in thousands):

	Date	Properties	Asset Class	Amount
Lease Investments
Bickford Senior Living	January 2020	1	SHO	$15,100
Life Care Services	January 2020	1	SHO	134,892
Autumn Trace	May 2020	2	SHO	14,250

Note Investments
Timber Ridge OpCo	January 2020	1	SHO	5,000
Bickford Senior Living	January 2020	1	SHO	4,000
				$173,242

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

Life Care Services

On January 31, 2020, in a joint venture transaction, we acquired an 80% interest in a 401-unit Continuing Care Retirement Community (CCRC) comprising 330 independent living units, 26 assisted living/memory care units and 45 skilled nursing beds. Additionally, the transaction conveyed to NHI a 25% interest in the operations of the community (Note 4). The transaction arose as the culmination of a relationship beginning in 2015 in which NHI provided LCS Timber Ridge, LLC, (“LCS”), and its JV partner, Westminster-LCS, LLC, (“Westminster”), with a senior mortgage loan on the Timber Ridge campus in the Seattle area. Proceeds of the loan were used to facilitate expansion of the community to 401 units. By terms of the 2015 agreement, NHI acquired a fair-value purchase option on the property.

Consideration given for NHI’s interest in the joint venture was $124,989,000 and included assignment from the divesting owners of NHI debt having a carrying value of $59,350,000. To fund the transaction, NHI provided an additional loan of $21,650,000, leaving total debt in the joint venture of $81,000,000, bearing interest to NHI at 5.75%. Further, NHI paid $43,114,000 for an 80% equity stake in the property company, NHI-LCS JV I, LLC (“Timber Ridge PropCo”), and we provided initial capitalization totaling $875,000 for the newly formed operating company, Timber Ridge OpCo, LLC (“Timber Ridge OpCo”). LCS paid $10,778,000 for its 20% equity stake in Timber Ridge PropCo and provided $2,625,000 in initial capitalization of the operations in return for a 75% equity participation in Timber Ridge OpCo.

The lease between Timber Ridge PropCo and Timber Ridge OpCo carries a rate of 6.75% for an initial term of seven years plus renewal options and has a CPI-based lease escalator, subject to floor and ceiling. Including interest payments on debt to NHI and our lease participation in the Timber Ridge PropCo, as detailed above, NHI is entitled to $8,216,000 in the first twelve months plus 25% of the remaining Timber Ridge OpCo cash flow. Including the cash contributions of $3,500,000 by NHI and LCS to fund Timber Ridge OpCo working capital, the total enterprise capitalization was $138,392,000 for the Timber Ridge OpCo and Timber Ridge PropCo entities, as discussed above, of which NHI’s contribution of $124,989,000 was allocated to our interest in the tangible assets of Timber Ridge PropCo with no material fair value allocated to Timber Ridge OpCo beyond our working capital infusion. The lease between Timber Ridge PropCo and Timber Ridge OpCo includes an “earn out” provision whereby Timber Ridge OpCo could become eligible for a payment of $10,000,000 based on the attainment of certain operating metrics.

Certain major business decisions at Timber Ridge PropCo and Timber Ridge OpCo are to be board-managed with NHI and LCS each holding 50% voting rights. At Timber Ridge PropCo, major business decisions subject to board management are restricted to areas involving LCS’s protective interests, therefore leaving control with NHI. Because of our control of ordinary-course-of-business activities in Timber Ridge PropCo under the variable interest entity model and the restriction of participation in its management to their protective interests on the part of LCS, we include the assets, liabilities, noncontrolling interest and operations of Timber Ridge PropCo in our consolidated financial statements.

NHI recorded the acquisition of Timber Ridge PropCo as follows ($ in thousands):

Land	$4,370
Building and improvements	127,209
Furniture, fixtures and equipment	3,313
$134,892

As a result of LCS’s 75% share in profits, retention of operations oversight, control over all ordinary-course-of business matters, and 50% voting rights in major decisions, our participating influence at Timber Ridge OpCo does not amount to control of the entity.

We structured our arrangement with our JV partner, LCS Timber Ridge LLC, to be compliant with the provisions of the REIT Investment Diversification and Empowerment Act of 2007 ("RIDEA") which permits NHI to receive rent payments through a triple-net lease between Timber Ridge PropCo, the property company, and Timber Ridge OpCo and is designed to give NHI the opportunity to capture additional value on the improving performance of the operating company through distributions from the TRS. Accordingly, the TRS holds our 25% equity interest in Timber Ridge OpCo in order to provide an organizational structure that will allow the TRS to engage in a broad range of activities and share in cash-flows that would otherwise be non-qualifying income under the REIT gross income tests.

OpCo’s activities are managed through an "eligible independent contractor" subject to the oversight of Timber Ridge OpCo’s board. This organizational structure meets the requirements of Internal Revenue Code regulations for TRS entities. LCS is the managing member of Timber Ridge OpCo, although we have retained specific non-controlling rights. As a result of LCS’s retention of operations oversight and control over all day-to-day business matters, our participating influence at Timber Ridge OpCo does not amount to control of the entity.

OpCo meets the criteria to be considered a variable interest entity based on ASC Topic 810, Consolidation. However, we are not the primary beneficiary of Timber Ridge OpCo as our participating rights do not give us the power to direct the activities that most significantly impact Timber Ridge OpCo’s economic performance. As a result, we report our investment in Timber Ridge OpCo under the equity method of accounting as prescribed by ASC Topic 970, Real Estate - General, Subtopic 323-30 Equity Method and Joint Ventures. Our equity share in the losses of Timber Ridge OpCo during the three months ended March 31, 2020 was $442,000 and was recorded as a reduction in our carrying value of Timber Ridge OpCo.

Autumn Trace

On May 1, 2020, we acquired two senior housing facilities each with 44 assisted living units for a total purchase price of $14,250,000, including $150,000 in closing costs. The facilities are located in Indiana and are leased to Autumn Trace Senior Communities, which is a new operator relationship for NHI. The 15-year master lease has an initial lease rate of 7.25% with fixed annual escalators of 2.25% and offers two optional extensions of 5 years each. NHI was also granted a purchase option on a newly opened Indiana facility that is expected to stabilize during 2020.

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

The former Regency buildings have been leased to three operators, Senior Living, Discovery, and Vitality MC TN, LLC (“Vitality”). For the three months ended March 31, 2020 and 2019, we recognized $625,000 and $77,000, respectively, in rental income from the three former Regency buildings.

In April 2019, Chancellor Health Care leased the five former LaSalle buildings. Our lease agreement with Chancellor provides for NHI to receive 100% of net operating cash flow generated by the facilities, after management fees, pending stabilization of the operations of the facility. For the three months ended March 31, 2020 and 2019, we recognized $587,000 and $0, respectively, in rental income from the five former LaSalle buildings.

In February 2019, we transitioned a non-performing single-property lease in Wisconsin from Landmark to BAKA Enterprises. Under terms of the new lease, NHI receives 95% of net operating cash flow, after management fees, as generated by the facilities. Beginning in year two, the agreement calls for a rent reset to fair value. The agreement provides for a term of 8 years, with renewal options. For the three months ended March 31, 2020 and 2019, we recognized $343,000 and $625,000, respectively, from the former Landmark property.

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

The following table summarizes the transition properties during the three months ended March 31, 2020:

			Occupancy[1]
Facility Name (New Tenant)	Units	State	June 2019	September 2019	December 2019	March 2020
Discovery Commons of College Park	148	IN	18.9%	16.2%	15.5%	16.0%
The Charlotte (SLC)	99	NC	—%	12.8%	20.8%	28.5%
Maybelle Carter (Vitality)	135	TN	77.6%	78.5%	80.1%	82.2%
Chancellor TX-IL portfolio	196	IL/TX	66.1%	66.0%	65.9%	67.1%
Beaver Dam Assisted Living (BAKA)	120	WI	72.2%	68.3%	66.9%	68.3%
	698		50.0%	50.7%	51.7%	53.9%
1 Monthly Average

Asset Dispositions

In September 2019, we classified a portfolio of eight assisted living properties located in Arizona (4), Tennessee (3) and South Carolina (1) as held for sale, after the current tenant expressed an intention to exercise its purchase option on the properties. The purchase option called for the parties to split any appreciation on a 50/50 basis above $37,520,000. During the first quarter of

2020, NHI and the tenant agreed to a fair valuation of $41,000,000 for the properties, and, accordingly, on January 22, 2020, we disposed of the properties at the agreed price of $39,260,000. With the expectation of deferring recognition of the $20,752,000 gain from this disposition, we have engaged a qualified intermediary to effect a like-kind exchange under §1031 of the Internal Revenue Code. For the three months ended March 31, 2020 and 2019, we recognized $229,000 and $1,062,000, respectively, of rental income from this eight property portfolio.

On February 21, 2020, we disposed of two assisted living properties previously classified as held-for-sale in exchange for a term note of $4,000,000 from the buyer, Bickford. The note, which is due February 2025 and bears interest at 7%, will begin amortizing on a twenty-five-year basis in January 2021. In January 2019 we classified these properties as held-for-sale, recorded an adjustment to lease revenues to write off the associated $124,000 in straight-line receivables and recognized an impairment loss of $2,500,000 to write down the properties to their estimated net realizable value.

Other

Our leases are typically structured as “triple net leases” on single-tenant properties having an initial leasehold term of 10 to 15 years with one or more five-year renewal options. As such, there may be reporting periods in which we experience few, if any, lease renewals or expirations. During the three months ended March 31, 2020, we did not have any significant renewing or expiring leases.

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

We adjust rental income for the amortization of lease inducements paid to our tenants. Current outstanding commitments and contingencies are listed under our discussion of liquidity and capital resources. Amortization of these payments against revenues was $236,000 and $168,000 for the three months ended March 31, 2020 and 2019, respectively.

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

Tenant Bankruptcy

On April 7, 2020, Quorum Health Corporation (“Quorum”), the operator of our Kentucky River Acute Care Hospital in Jackson, Kentucky, filed for protection under Chapter 11 of the US Bankruptcy Code, following four years of reported losses. As part of the filing, Quorum and its lenders have entered into a restructuring support agreement featuring a “pre-packaged” plan to reduce the company’s debt by $500,000,000 and to recapitalize the business. While Quorum has restated its intention to remain open and meet its obligations, the ultimate resolution of any settlement is unknown. Although we do not foresee the immediate cessation of payment under the lease, we cannot continue to assess collection of all lease payments from Quorum as probable. Accordingly, as of March 31, 2020, we have written off our straight-line receivable of $380,000. Recognition of lease revenue will be limited to the cash received.

NHI records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During 2020, events and circumstances indicated that our investment of $10,184,000 representing the Kentucky River facility leased from us by Quorum might be impaired. However, our estimate of undiscounted cash flows indicated that such carrying amounts were expected to be recovered. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write down those assets to fair value. Our estimate of cash flows might change because of recurring losses being reported by Quorum and prevailing uncertainty about the future of rural hospitals in the United States.

We believe that the carrying amounts of our real estate properties are recoverable and that mortgage and other notes receivable are realizable and supported by the value of the underlying collateral. However, it is possible that future events could require us to make significant adjustments to these carrying amounts.

Results of Operations

The significant items affecting revenues and expenses are described below (in thousands):

	Three Months Ended
	March 31,		Period Change
	2020	2019	$	%
Revenues:
Rental income
SHOs leased to Discovery Senior Living	$2,992	$873	$2,119	NM
CCRC leased to Timber Ridge OpCo	1,517	—	$1,517	NM
ALFs leased to Bickford Senior Living	12,251	11,483	768	6.7%
SHOs leased to Chancellor Health Care	2,634	1,987	647	32.6%
ALFs leased to Comfort Care Senior Living	766	310	456	NM
Other new and existing leases	49,330	48,398	932	1.9%
Current year disposals	307	1,584	(1,277)	(80.6)%
	69,797	64,635	5,162	8.0%
Straight-line rent adjustments, new and existing leases	5,177	5,228	(51)	(1.0)%
Escrow funds received from tenants for property taxes and insurance	1,553	1,090	463	42.5%
Total Rental Income	76,527	70,953	5,574	7.9%
Interest income and other
Life Care Services mortgages and construction loans	2,582	1,707	875	51.3%
Senior Living Communities mortgage and other notes	1,140	414	726	NM
Bickford construction loans	584	202	382	NM
Current year note payoffs	625	1,588	(963)	(60.6)%
Other new and existing mortgages and notes	1,588	1,207	381	31.6%
Total Interest Income from Mortgage and Other Notes	6,519	5,118	1,401	27.4%
Other income	30	36	(6)	(16.7)%
Total Revenues	83,076	76,107	6,969	9.2%
Expenses:
Depreciation
SHOs leased to Discovery Senior Living	1,383	483	900	NM
CCRC leased to Timber Ridge OpCo	625	—	625	NM
SHOs leased to Senior Living Communities	3,853	3,710	143	3.9%
Other new and existing assets	14,582	14,298	284	2.0%
Total Depreciation	20,443	18,491	1,952	10.6%
Interest	14,140	13,518	622	4.6%
Payroll and related compensation expenses	1,514	1,202	312	26.0%
Non-cash stock-based compensation expense	1,845	2,001	(156)	(7.8)%
Loan and realty losses	1,555	2,500	(945)	(37.8)%
Property taxes and insurance on leased properties	1,553	1,090	463	42.5%
Other expenses	1,529	1,626	(97)	(6.0)%
Total Expenses	42,579	40,428	2,151	5.3%
Loss from equity-method investee	(442)	—	(442)	NM
Investment and other gains	21,007	—	21,007	NM
Net income	61,062	35,679	25,383	71.1%
Less: net loss attributable to noncontrolling interest	(39)	—	(39)	NM
Net income attributable to common stockholders	$61,023	$35,679	$25,344	71.0%

NM - not meaningful

Financial highlights of the quarter ended March 31, 2020, compared to the same quarter of 2019 were as follows:

•The rental income received from our tenants increased by $5,574,000, or 7.9%, primarily due to the impact of new investments since March 2019. Included in the year-over-year increase in rental income, escrow funds received from tenants totaling $1,553,000 were used to pay property taxes and insurance, which is typical of triple net leases. Narrow-Scope Improvements for Lessors under ASU 2018-20 requires these items to be included as revenue and expense in our condensed consolidated financial statements beginning with the 2019 period.

•Interest income from mortgage and other notes increased $1,401,000, or 27.4%, primarily due to interest income received on loans to Life Care Services and Senior Living Communities.

•Depreciation expense increased $1,952,000 primarily due to new real estate investments completed since March 2019.

•Interest expense, including amortization of debt discount and issuance costs, increased primarily as a result of a $784,000 increase in losses reclassified from accumulated other comprehensive income into interest expense related to scheduled settlements of interest rate cash flow hedges.

•As part of our current period assessment of expected credit losses, we recorded a $1,600,000 increase in our credit loss reserve which is included as part of loan and realty losses in our Condensed Consolidated Statements of Income.

•The following table summarizes our real estate under lease to transitioning tenants ($ in thousands):

	Three Months Ended
	March 31,		Period Change
	2020	2019	$	%
Revenues:
Rental income
SHOs leased to Chancellor Health Care	$587	$—	$587	NM
SHO leased to Senior Living Communities	356	—	356	NM
SHO leased to Discovery Senior Living	189	—	189	NM
SLC leased to Vitality Senior Living	80	77	3	3.9%
ALF leased to BAKA Enterprises	343	625	(282)	(45.1)%
Total Rental income	1,555	702	853	NM
Expenses:
Depreciation
SHOs leased to Chancellor Health Care	406	406	—	—%
SHO leased to Senior Living Communities	153	121	32	26.4%
SHO leased to Discovery Senior Living	171	171	—	—%
SLC leased to Vitality Senior Living	155	154	1	0.6%
ALF leased to BAKA Enterprises	135	145	(10)	(6.9)%
Total Depreciation	1,020	997	23	2.3%
Legal	12	12	—	NM
Franchise, excise and other taxes	36	300	(264)	NM
	1,068	1,309	(241)	(18.4)%
Net income	$487	$(607)	$1,094	NM

Liquidity and Capital Resources

Sources and Uses of Funds

Our primary sources of cash include rent payments, principal and interest payments on mortgage and other notes receivable, proceeds from the sales of real property, net proceeds from offerings of equity securities and borrowings from our term loans and revolving credit facility. Our primary uses of cash include debt service payments (both principal and interest), new investments in real estate and notes receivable, dividend distributions to our stockholders and general corporate overhead.

These sources and uses of cash are reflected in our Condensed Consolidated Statements of Cash Flows as summarized below ($ in thousands):

	Three Months Ended March 31,		One Year Change
	2020	2019	$	%
Cash and cash equivalents and restricted cash, January 1	$15,669	$9,912	$5,757	58.1%
Net cash provided by operating activities	57,082	73,837	(16,755)	(22.7)%
Net cash used in investing activities	(51,017)	(65,039)	14,022	(21.6)%
Net cash provided by (used in) financing activities	58,084	(3,156)	61,240	NM
Cash and cash equivalents and restricted cash, March 31	$79,818	$15,554	$64,264	NM

Operating Activities – Net cash provided by operating activities for the three months ended March 31, 2020 was favorably impacted by new real estate investments in 2019 and 2020, an increase in lease payment collections arising from escalators on existing leases and previously funded lease incentives.

Investing Activities – Net cash used in investing activities for the three months ended March 31, 2020 was comprised primarily of $103,690,000 of investments in real estate and notes, and was offset by the collection of principal on mortgage and other notes receivable of $14,288,000 and $39,260,000 in proceeds from the disposition of real estate.

Financing Activities – Net cash provided by financing activities for the three months ended March 31, 2020 compared to the same period in 2019 is primarily the result of $108,000,000 in net proceeds drawn on the revolving credit facility and dividend payments which increased $4,117,000 over the same period in 2019. During the first quarter of 2019, we received $35,913,000 in net proceeds from issuance of common stock.

Liquidity

Apart from operations, the main source of our liquidity is our unsecured bank credit facility and our current cash reserves. At March 31, 2020, we had $142,000,000 available to draw on our revolving credit facility and unrestricted cash and cash equivalents of $46,049,000.

Our bank credit facility derives from the Credit Agreement dated as of August 3, 2017 (the "2017 Agreement"), and the Term Loan Agreement dated as of September 17, 2018 (the "2018 Agreement"). Together these agreements establish our unsecured $1,100,000,000 bank credit facility, which consists of $250,000,000 and $300,000,000 term loans and a $550,000,000 revolving credit facility. The $250,000,000 term loan and $550,000,000 revolving facility mature in August 2022, and the $300,000,000 term loan is set to mature in September 2023. With the 2018 Agreement, we converted $300,000,000 of debt initially drawn on our revolving facility into a five-year term loan.

The revolving facility fee is currently 20 basis points per annum, and based on our current leverage ratios, the facility presently provides for floating interest on the revolver and the term loans at 30-day LIBOR plus 120 bps and a blended 132 bps, respectively. At March 31, 2020 and December 31, 2019, 30-day LIBOR was 99 and 176 bps, respectively. Within the facility, the employment of interest rate swaps for a portion of our fixed term debt leaves only $348,000,000 drawn on our revolving credit facility exposed to interest rate risk through June 2020, when our $80,000,000 and $130,000,000 swaps expire. Our swaps and the financial instruments to which they relate are described in the table below, under the caption “Interest Rate Swap Agreements.” The current interest spreads and facility fee reflect our leverage-ratio compliance based on the applicable margin for LIBOR loans, measuring debt to “Total Asset Value,” at Level 3 in the Interest Rate Schedule provided below in abridged format:

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

The 2017 Agreement requires that we calculate specified financial statement metrics and meet or exceed a variety of financial ratios, which are usual and customary in nature. These ratios are calculated quarterly and as of March 31, 2020, were within required limits. The calculation of our leverage ratio involves intermediate determinations of our “total indebtedness” and of our “total asset value,” as defined. As discussed below in connection with our leverage-based LIBOR Margin schedule, under provisions of which we are given credit for collateral based on cash rental revenue (capitalized at standard rates based on asset class), if we suffer significant declines in rent collections, we could shift to Level four or beyond, resulting in significant additional interest expense.

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

In November 2015, Fitch Ratings issued to us a private monitored credit rating of BBB- with a “Stable” rating outlook. In December 2018 and again on October 31, 2019, Fitch Ratings affirmed their BBB- rating and ‘Stable’ rating outlook. NHI has elected to make this rating public and to that effect, on November 4, 2019, Fitch Ratings announced a public issuer credit rating of BBB- with an outlook of ”Stable.” On the same day, S&P Global Ratings announced our public issuer credit rating of BBB- with an outlook of “Stable.” The ratings from both agencies were provided on NHI as an issuer as well as on our senior unsecured debt. Our unsecured bank credit facility includes an option to shift from the leverage-based LIBOR margin schedule in the table above to a ratings-based LIBOR margin schedule. Shifting to a ratings-based LIBOR margin schedule potentially reduces volatility of our interest cost during periods of time when our leverage may fluctuate modestly. Our decision to move to a ratings-based margin schedule will be based on several factors including the relative cost of the ratings-based versus leverage-based margin schedules and our desire to have a more stable interest cost if our leverage modestly changes as compared to the existing leverage-based margin schedule. Our unsecured private placement term loan agreements include a rate increase provision that is effective if any rating agency lowers our credit rating below investment grade and our compliance leverage increases to 50% or more. On March 31, 2020 Fitch confirmed our BBB- with a “Stable” rating outlook.

LIBOR is scheduled for discontinuation by December 2021. In the United States, the Alternative Reference Rates Committee, a group convened by the Federal Reserve Board and the Federal Reserve Bank of New York has identified the Secured Overnight Financing Rate as its preferred alternative rate for USD LIBOR. The Company continues to monitor the establishment of a new replacement index with the assistance of its banking advisors as $210,000,000 of our LIBOR-based hedges expire in June 2020, when we will be confronted with the question whether to transact a new short-term LIBOR hedges extending only until December 2021. Given the remediating effects of the Open Market Committee’s March actions in anticipation of the pandemic’s effect on the U.S. economy, we may choose not to hedge our LIBOR positions for the relatively short duration remaining during which LIBOR may be referenced.

If a suitable replacement to LIBOR is not identified, bank facilities provide for rate alternatives which have historically been disadvantageous. Upon the discontinuation of LIBOR, the imposition of a new index rate may materially change interest expense and the credit spread, relative to that determined under the Company’s original pricing structure. However, with a public issuer credit rating and our recent shelf registration filing, the Company is positioned to access the public bond market, which will make the Company less dependent on LIBOR-based financial instruments.

Traditionally, we have used debt financing, equity proceeds, operating and financing cash flows derived from proceeds of lease and mortgage collections, loan payoffs, and the recovery of previous write-downs to satisfy our operational and investing needs and to provide a return to our stockholders. To grow and meet operational and investing needs, which have generally fallen into three categories: REIT operating expenses, debt service and the payment of dividends, and new real estate investments, we must continue to access those sources of capital.

An additional source of liquidity has been our at the market (“ATM”) program, which allows us to sell equity directly into the market and through which, in 2019, we issued 1,209,522 common shares, with an average price of $80.58 for shares sold, resulting in net proceeds during the year of $95,774,000. Largely as a consequence of the pandemic, the closing price for our common stock as of May 8, 2020, by comparison, was $52.70, near-term sales into the market have become a less attractive source of capital than in the recent past. With that being said, the current price represents a recovery of 57% from recent lows. The recent volatility in prices for our common stock creates some difficulty in estimating the dilutive effects of contemplated offerings through our ATM which could impact our ability to provide reliable earnings guidance.

If we resume activity in the ATM program later in 2020, we would intend to use the proceeds for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under our credit facility. Acquisitions, if any, whose magnitude would entail an equity match unable to be efficiently sourced through the ATM would likely trigger a prospectus supplement and an underwritten or overnight offering of NHI common stock, rather than placement through the ATM. Offerings under the ATM program were made pursuant to a prospectus dated February 22, 2017, which constitutes a part of NHI’s effective shelf registration statement that was previously filed with the Securities and Exchange Commission.

The following table summarizes the share issuances since inception of our ATM as of March 31, 2020:

	Shares	Weighted Average Share Price	Net Proceeds
2015	830,506	$60.33	$49,389,000
2016	1,395,642	$75.79	104,190,000
2017	1,661,161	$74.87	122,500,000
2018	1,112,363	$74.84	82,001,000
2019	1,209,522	$80.58	95,999,000
	6,209,194		$454,079,000

The table above does not include indirect legal and accounting costs associated with updating and maintaining our shelf registration statement. We expect future ATM offerings to be made pursuant to a prospectus which we filed on March 19, 2020, which, constitutes a part of NHI’s effective shelf registration statement that was previously filed with the Securities and Exchange Commission, adds $500,000,000 of additional ATM capacity and includes three additional banks to the group of sales agents.

Our use of ATM proceeds rebalances our leverage in response to our acquisitions and keeps our options flexible for further expansion. While we anticipate greater selectivity in our deployment of capital in the immediate future, we will continue to explore various other funding sources including bank term loans, convertible debt, traditional equity placement, unsecured bonds and senior notes, debt private placement, public debt and secured government agency financing. We view our ATM program as an effective way to match-fund our smaller acquisitions by exercising control over the timing and size of transactions and as having achieved a more favorable cost of capital as compared to larger follow-on offerings.

We expect that borrowings on our revolving credit facility, borrowings on term loans, and our ATM program will allow us to continue to make real estate investments for the remainder of 2020. Recent actions by the federal government to reduce the federal funds rate may temporarily mitigate anticipated upward pressure on our historically low cost of debt capital. If the federal government decides to reverse this trend as it seeks to hold inflation to acceptable levels, we can expect that our cost of debt capital will increase in the mid-to-long term.

Concurrent with the amendments to our credit facility and with the exception of specific debt-coverage ratios, covenants pertaining to our private placement term loans were generally conformed with those governing the credit facility.

As of March 31, 2020, our $60,000,000 of senior unsecured convertible notes were convertible at a rate of 14.71 shares of common stock per $1,000 principal amount, representing a conversion price of approximately $67.97 per share for a total of 882,792 shares on the remaining $60,000,000 of senior unsecured convertible notes. For the three months ended March 31, 2020, there was no dilution resulting from the conversion option within our convertible debt. If NHI’s current share price increases above the adjusted $67.97 conversion price, dilution may become attributable to the conversion feature. At March 31, 2020, the face amount of the convertible debt exceeded its value on conversion, when value on conversion was computed as if the debt were immediately eligible to convert.

We may continue from time to time to seek to retire or purchase some of our outstanding convertible notes through cash open market purchases, privately-negotiated transactions or otherwise. The amounts and timing of further repurchases or exchanges, if any, will be dependent on prevailing market conditions, liquidity requirements, contractual restrictions and other factors.

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

Interest Rate Swap Agreements

To mitigate our exposure to interest rate risk, we have in place the following interest rate swap contracts in place to hedge against floating rates on our bank term loans and a portion of our revolving credit facility as of March 31, 2020 ($ in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value (Liability)
June 2013	June 2020	3.46%	1-month LIBOR	$80,000	$(280)
March 2014	June 2020	3.51%	1-month LIBOR	$130,000	$(464)
March 2019	December 2021	3.51%	1-month LIBOR	$100,000	$(3,380)
March 2019	December 2021	3.52%	1-month LIBOR	$100,000	$(3,403)
June 2019	December 2021	2.89%	1-month LIBOR	$150,000	$(3,447)
June 2019	December 2021	2.93%	1-month LIBOR	$50,000	$(1,160)

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

We intend to comply with REIT dividend requirements that we distribute at least 90% of our annual taxable income for the year ending December 31, 2020 and thereafter. Dividends declared for the fourth quarter of each fiscal year are paid by the end of the following January and are, with some exceptions, treated for tax purposes as having been paid in the fiscal year just ended as provided in IRS Code Sec. 857(b)(8). We declare special dividends when we compute our REIT taxable income in an amount that exceeds our regular dividends for the fiscal year.

Off Balance Sheet Arrangements

As part of the Timber Ridge transaction in January 2020 (Notes 2 & 4), we acquired the property subject to trust liens previously granted to residents of Timber Ridge. In keeping with the business model of entrance fee communities, the initial residents of Timber Ridge executed loans to the then owner/operators backed by liens in a form consistent with legal requirements of the State of Washington at the time. On February 1, 2008, the owner/operator from whom we acquired the Timber Ridge property satisfied the state legal requirements by entering into a Deed of Trust and Indenture of Trust (the “Deed and Indenture”) for the benefit of the trustee (now Wilmington Trust, N.A., “Trustee”) on behalf of all the residents who made loans to the owner/operator in accordance with a resident agreement. The Deed and Indenture granted a security interest in the Timber Ridge property to secure the loans made by the residents of the property. Subsequent to these early transactions, the laws of the State of Washington were changed so that the use of the trust estate was no longer required, and it was no longer mandatory that the repayment obligation with respect to “new” loans made to the owner/operator be secured by the Timber Ridge property under the Deed and Indenture.

Our entry into the Timber Ridge joint venture involved the separation of the existing owner/operator configuration into property and operating companies. Accomplishing the split required the allocation of assets and liabilities of the previously unified entity. PropCo acquired the Timber Ridge Property, subject to the resident mortgages secured by the Deed and Indenture. Accordingly, the remaining outstanding “old” loans made by the residents are still secured by a security interest in the Timber

Ridge Property. The trustee for all of the residents who made “old” loans in accordance with the resident agreements, entered into a subordination agreement concurrent with our acquisition, pursuant to which the Trustee acknowledged and confirmed that the security interests created under the Deed and Indenture were subordinate to any security interests granted in connection with the loan made by NHI to PropCo.

With the periodic settlement of some of the outstanding resident loans in the normal course of entrance-fee operations, the balance secured by the Deed and Indenture at the date of our acquisition on January 31, 2020, had been reduced to $20,063,000 and was further reduced to $18,974,000 at March 31, 2020. By terms of the resident loan assumption agreement, during the term of the lease (7 years with two renewal options), OpCo is to indemnify PropCo for any repayment by PropCo of these liabilities under the guarantee. NHI expects that no eventual outflow of cash will result from PropCo’s secondary obligation as guarantor under the resident mortgages. Accordingly, no liability was recorded on NHI’s books for the guarantee obligation upon acquisition and as of March 31, 2020.

As described in Note 1 to the condensed consolidated financial statements, our leases, mortgages and other notes receivable with certain unconsolidated entities represent variable interests in those enterprises. However, because we do not control these entities, nor do we have any role in their day-to-day management, we are not their primary beneficiary and therefore do not consolidate their financial statements. Except as discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, under Contractual Obligations and Contingent Liabilities, we have no further material obligations arising from our transactions with these entities, and we believe our maximum exposure to loss at March 31, 2020, due to this involvement would be limited to our contractual commitments and contingent liabilities and the amount of our current investments with them, as detailed further in Notes 1, 2, 3 and 6 to the condensed consolidated financial statements. As of March 31, 2020, we furnished no direct support to any of these entities.

In March 2014 we issued convertible notes, which have a carrying amount of $59,667,000 as of March 31, 2020, with the conversion feature intended to broaden the Company’s credit profile and as a means to obtain a more favorable coupon rate. For this feature we calculate the dilutive effect using market prices prevailing over the reporting period. Because the dilution calculation is market-driven, and per share guidance we provide is based on diluted amounts, the theoretical effects of the conversion feature result in per share unpredictability.

Additional disclosure requirements also give widely ranging results depending on market price variability. The notes will be freely convertible in the last six months of their contractual life, beginning in the fourth quarter of 2020; however, generally accepted accounting principles require us to periodically report the amount by which the notes’ convertible value exceeds their principal amount, without regard to the current availability of the conversion feature. Further, the mechanics of the calculation require the use of an end-of-period stock price, so that the face amount of the convertible debt exceeded its value on conversion at March 31, 2020, whereas the use of another price point would give a different result.

The conversion feature is generally available to the noteholders entering the last six months of the notes’ term but may also become actionable if the market price of NHI’s common stock should, for 20 of 30 consecutive trading days within a calendar quarter, sustain a level in excess of 130% of the adjusted conversion price, or $88.36 per share, down from $93.55 per share, initially. The notes are “optional net-share settlement” instruments, meaning that NHI has the ability and intent to settle the principal amount of the indebtedness in cash, with possible dilutive share issuances for any excess, at NHI’s option. Settlement of the notes requires management to allocate the consideration we ultimately pay between the debt component and the equity conversion feature as though they were separate instruments. The allocation is effected by valuing the debt component first, with any remainder allocated to the conversion feature. Amounts expended to settle the notes will be recognized first as a settlement of the notes at par and then will be recognized in income to the extent the portion allocated to the debt instrument differs from par value. The remainder of the allocation, if any, will be treated as settlement of equity and adjusted through our paid in capital account.

Contractual Obligations and Contingent Liabilities

For our contractual obligations as of December 31, 2019, see our Management’s Discussion and Analysis contained in our Form 10-K for the year ended December 31, 2019.

Commitments and Contingencies

The following tables summarize information as of March 31, 2020 related to our outstanding commitments and contingencies which are more fully described in the notes to the condensed consolidated financial statements.

	Asset Class	Type	Total	Funded	Remaining
Loan Commitments:
LCS Sagewood Note A	SHO	Construction	$118,800,000	$(77,340,000)	$41,460,000
LCS Sagewood Note B	SHO	Construction	61,200,000	(57,353,000)	3,847,000
Bickford Senior Living	SHO	Construction	28,700,000	(25,603,000)	3,097,000
Senior Living Communities	SHO	Revolving Credit	12,000,000	(10,701,000)	1,299,000
41 Management	SHO	Construction	10,800,000	(7,620,000)	3,180,000
Timber Ridge OpCo	SHO	Working Capital	5,000,000	—	5,000,000
Discovery Senior Living	SHO	Working Capital	750,000	(175,000)	575,000
			$237,250,000	$(178,792,000)	$58,458,000

See Note 3 to our consolidated financial statements for full details of our loan commitments. As provided above, loans funded do not include the effects of discounts or commitment fees. Our loans and loan commitments to 41 Management, LLC (“41 Management”) represent a variable interest. 41 Management is structured to limit liability for potential claims for damages, is capitalized to achieve that purpose and is considered a VIE within the definition set forth in Note 1.

The credit loss liability for unfunded loan commitments is estimated using the same methodology as for our funded mortgage and other notes receivable based on the estimated amount that we expect to fund. We applied the same COVID-19 adjustments as discussed in Note 3 to our loss model as of March 31, 2020. The effect of the COVID-19 factors in our loss model resulted in an $100,000 increase in the credit loss liability for our loan commitments during the first quarter. Excluding the effects of the COVID-19 adjustment, our provision for expected credit loss liability decreased by $75,000 due principally to a reduction in the unfunded commitments and the resulting reduction in our historical probability of default experience for our acquisition and construction mortgage pool.

The liability for expected credit losses on our unfunded loans is presented in the following table for the quarter ended March 31, 2020 ($ in thousands):

Beginning balance January 1, 2020 (upon adoption of ASU 2016-13)	$325
Benefit to expected credit losses	(25)
Write-offs charged to the allowance	—
Recoveries of amounts previously written off	—
Balance March 31, 2020	$300

During the quarter ended March 31, 2020, we made one $5,000,000 mezzanine loan commitment to fund the borrowers working capital needs and at March 31, 2020, this commitment was unfunded.

	Asset Class	Type	Total	Funded	Remaining
Development Commitments:
Ignite Medical Resorts	SNF	Construction	$25,350,000	$(19,252,000)	$6,098,000
Woodland Village	SHO	Renovation	7,515,000	(7,425,000)	90,000
Senior Living Communities	SHO	Renovation	6,830,000	(6,830,000)	—
Senior Living Communities	SHO	Renovation	3,100,000	(2,435,000)	665,000
Wingate Healthcare	SHO	Renovation	1,900,000	(508,000)	1,392,000
Discovery Senior Living	SHO	Renovation	900,000	—	900,000
Navion Senior Solutions	SHO	Construction	650,000	—	650,000
41 Management	SHO	Renovation	400,000	—	400,000
			$46,645,000	$(36,450,000)	$10,195,000

In addition to the commitments listed above, Discovery PropCo has committed to Discovery for funding up to $2,000,000 toward the purchase of condominium units located at one of the facilities. As of March 31, 2020, we have funded $968,000 toward this commitment.

	Asset Class	Type	Total	Funded	Remaining
Contingencies:
Timber Ridge OpCo	SHO	Earn Out Payments	$10,000,000	$—	$10,000,000
Comfort Care Senior Living	SHO	Lease Inducement	6,000,000	—	6,000,000
Wingate Healthcare	SHO	Lease Inducement	5,000,000	—	5,000,000
Navion Senior Solutions	SHO	Lease Inducement	4,850,000	(500,000)	4,350,000
Discovery Senior Living	SHO	Lease Inducement	4,000,000	—	4,000,000
Ignite Medical Resorts	SNF	Lease Inducement	2,000,000	—	2,000,000
			$31,850,000	$(500,000)	$31,350,000

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

Material Uncertainties

While the ultimate duration and lasting impact of the Coronavirus (COVID-19) remain to be established, there are certain conclusions about its effects on our business and operations that can reasonably be inferred, at least about the near-term effects of the pandemic. Revenues for the operators of our properties are significantly impacted by occupancy. Building occupancy rates will be adversely affected by the public health outbreak represented by COVID-19. The Centers for Disease Control has reported that the COVID-19 mortality rate increases with age. The occupancy at our properties could significantly decrease if COVID-19 results in early resident move-outs, delays in onboarding new residents, or causes collateral events such as a weakening in the housing market, a typical funding source for our operators’ customers. A decrease in occupancy or increase in costs could have a material adverse effect on the ability of our operators to meet their financial and other contractual obligations to us, including the payment of rent, as well as on our results of operations.

Tenants leasing properties from us have experienced some degree of increased costs combined with reduced revenues to an extent similar to that experienced by other providers of senior care and housing throughout the country. Upon presentation of proof of hardship, we expect that we will grant concessions going forward, the extent of which will depend in part on relief granted to our tenants under federal programs such as the Coronavirus Aid, Relief, and Economic Security (CARES) Act whereby a significant portion of our tenants' hardship will be defrayed. Because of the wide-ranging interplay of circumstances yet to be determined, a projection of any forthcoming concessions during the remainder of 2020 and beyond cannot be reasonably estimated. We are accounting for lease concessions related to the effects of COVID-19 consistent with how those concessions would be accounted for under Topic 842 as though the enforceable rights and obligations for those concessions existed under our leases, regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the related individual lease contract. The extent of future concessions we make in remediation of severe tenant hardship will be dependent on economic and cultural trends that cannot be reasonably and reliably projected by us at this time. While we are not able to estimate the impact of the COVID-19 pandemic at this time, the pandemic could materially affect our future results of operations and financial condition, including recording impairments, lease modifications and credit losses in future periods.

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

Funds From Operations - FFO

Our FFO per diluted common share for the year ended March 31, 2020 increased $0.04 (3.1%) over the same period in 2019 due primarily to the impact of new investments completed since March 2019. FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and applied by us, is net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, impairments of real estate, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures, if any. The Company’s computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or have a different interpretation of the current NAREIT definition from that of the Company; therefore, caution should be exercised when comparing our Company’s FFO to that of other REITs. Diluted FFO assumes the exercise of stock options and other potentially dilutive securities.

Our normalized FFO per diluted common share for the year ended March 31, 2020 increased $0.05 (3.8%) over the same period in 2019 due primarily to the impact of new investments completed since March 2019. Normalized FFO excludes from FFO certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to, impairment of non-real estate assets, gains and losses attributable to the acquisition and disposition of assets and liabilities, and recoveries of previous write-downs.

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

Adjusted Funds From Operations - AFFO

Our normalized AFFO per diluted common share for the year ended March 31, 2020 increased $0.07 (5.7%) over the same period in 2019 due primarily to the impact of new investments completed since March 2019. In addition to the adjustments included in the calculation of normalized FFO, normalized AFFO excludes the impact of any straight-line rent revenue, amortization of the original issue discount on our convertible senior notes and amortization of debt issuance costs.

Normalized AFFO is an important supplemental measure of operating performance for a REIT. GAAP requires a lessor to recognize contractual lease payments into income on a straight-line basis over the expected term of the lease. This straight-line adjustment has the effect of reporting lease income that is significantly more or less than the contractual cash flows received pursuant to the terms of the lease agreement. GAAP also requires the original issue discount of our convertible senior notes and debt issuance costs to be amortized as non-cash adjustments to earnings. We also adjust Normalized AFFO for the net change in our allowance for expected credit losses as well as certain non-cash items related to our our equity method investments.

Normalized AFFO is useful to our investors as it reflects the growth inherent in the contractual lease payments of our real estate portfolio.

Funds Available for Distribution - FAD

Our normalized FAD for the year ended March 31, 2020 increased $5,041,000 (9.2%) over the same period in 2019 due primarily to the impact of new investments completed since March 2019. In addition to the adjustments included in the calculation of normalized AFFO, normalized FAD excludes the impact of non-cash stock based compensation. We also adjust Normalized FAD for items related to our equity method investments such as capital expenditures and the net change in non-refundable entrance fees. Normalized FAD is an important supplemental measure of liquidity for a REIT as a useful indicator of the ability to distribute dividends to stockholders.

The following table reconciles net income, the most directly comparable GAAP metric, to FFO, Normalized FFO, Normalized AFFO and Normalized FAD and is presented for both basic and diluted weighted average common shares (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2020	2019
Net income attributable to common stockholders	$61,023	$35,679
Elimination of certain non-cash items in net income:
Depreciation	20,443	18,491
Depreciation related to noncontrolling interests	(147)	—
Gain on sale of real estate	(21,007)	—
Impairment of real estate	—	2,500
NAREIT FFO attributable to common stockholders	60,312	56,670
Non-cash write-off of straight-line rent receivable	380	—
Normalized FFO attributable to common stockholders	60,692	56,670
Straight-line lease revenue, net	(5,557)	(5,228)
Straight-line lease revenue, net, related to noncontrolling interests	22	—
Amortization of lease incentives	236	168
Amortization of original issue discount	100	193
Amortization of debt issuance costs	643	700
Equity method investment adjustments, net	21	—
Note receivable credit loss expense	1,575	—
Normalized AFFO attributable to common stockholders	57,732	52,503
Equity method investment capital expenditure	(105)	—
Equity method investment non-refundable fees received	73	—
Non-cash share-based compensation	1,845	2,001
Normalized FAD attributable to common stockholders	$59,545	$54,504

BASIC
Weighted average common shares outstanding	44,613,593	42,825,824
NAREIT FFO attributable to common stockholders per share	$1.35	$1.32
Normalized FFO attributable to common stockholders per share	$1.36	$1.32
Normalized AFFO attributable to common stockholders per share	$1.29	$1.23

DILUTED
Weighted average common shares outstanding	44,618,139	43,125,032
NAREIT FFO attributable to common stockholders per share	$1.35	$1.31
Normalized FFO attributable to common stockholders per share	$1.36	$1.31
Normalized AFFO attributable to common stockholders per share	$1.29	$1.22

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

The following table reconciles net income, the most directly comparable GAAP metric, to Adjusted EBITDA:

	Three Months Ended
	March 31,
	2020	2019
Net income	$61,062	$35,679
Interest expense	14,140	13,518
Franchise, excise and other taxes	243	545
Depreciation	20,443	18,491
Gain on sale of real estate	(21,007)	—
Impairment of real estate	—	2,500
Non-cash write-off of straight-line rent receivable	380	—
Note receivable credit loss expense	1,575	—
Adjusted EBITDA	$76,836	$70,733

Interest expense at contractual rates	$13,003	$13,074
Principal payments	304	296
Fixed Charges	$13,307	$13,370

Fixed Charge Coverage	5.8x	5.3x

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At March 31, 2020, we were exposed to market risks related to fluctuations in interest rates on approximately $348,000,000 of variable-rate indebtedness (excludes $610,000,000 of variable-rate debt that has been hedged through interest-rate swap contracts) and on our mortgage and other notes receivable. The unused portion ($142,000,000 at March 31, 2020) of our revolving credit facility, should it be drawn upon, is subject to variable rates.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a 50 basis-point increase or decrease in the interest rate related to variable-rate debt, and assuming no change in the outstanding balance as of March 31, 2020, net interest expense would increase or decrease annually by approximately $1,740,000 or $0.04 per common share on a diluted basis.

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

The following table sets forth certain information with respect to our debt ($ in thousands):

	March 31, 2020			December 31, 2019
	Balance[1]	% of total	Rate[3]	Balance[1]	% of total	Rate[3]
Fixed rate:
Convertible senior notes	$60,000	3.9%	3.25%	$60,000	4.1%	3.25%
Private placement term loans	400,000	25.7%	4.15%	400,000	27.6%	4.15%
Bank term loans - unsecured	550,000	35.3%	3.36%	550,000	38.0%	3.36%
HUD mortgage loans[2]	43,160	2.8%	4.04%	43,376	3.0%	4.04%
Fannie Mae term loans	95,618	6.1%	3.94%	95,706	6.6%	3.94%
Revolving credit facility - unsecured	60,000	3.9%	2.81%	60,000	4.1%	2.81%
Variable rate:
Bank term loans - unsecured	—	—%	—%	—	—%	—%
Revolving credit facility - unsecured	348,000	22.3%	2.19%	240,000	16.6%	2.96%
	$1,556,778	100.0%	3.33%	$1,449,082	100.0%	3.54%

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

To highlight the sensitivity of our convertible senior notes and secured mortgage debt to changes in interest rates, the following summary shows the effects on fair value (“FV”) assuming a parallel shift of 50 basis points (“bps”) in market interest rates for a contract with similar maturities as of March 31, 2020 (dollar amounts in thousands):

	Balance	Fair Value[1]	FV reflecting change in interest rates
Fixed rate:			-50 bps	+50 bps
Private placement term loans - unsecured	$400,000	$423,113	$432,063	$414,383
Convertible senior notes	60,000	60,925	61,251	60,600
Fannie Mae loans	95,618	99,776	102,095	97,514
HUD mortgage loans	43,160	53,368	57,213	49,866
[1] The change in fair value of our fixed rate debt was due primarily to the overall change in interest rates.

At March 31, 2020, the fair value of our mortgage and other notes receivable, discounted for estimated changes in the risk-free rate, was approximately $314,724,000. A 50 basis-point increase in market rates would decrease the estimated fair value of our mortgage and other loans by approximately $4,269,000, while a 50 basis point decrease in such rates would increase their estimated fair value by approximately $6,140,000.

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures. As of March 31, 2020, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities and Exchange Act of 1934, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2020.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

During the three months ended March 31, 2020, other than as noted below, there were no material changes to the risk factors that were disclosed in Item 1A of National Health Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019.

To reflect the outbreak of COVID-19 and its actual and potential impact on public health and our business, we have added the following risk factor not previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019:

Actual or perceived risks associated with public health epidemics or outbreaks, such as the Coronavirus (COVID-19), could have a material adverse effect on our business and results of operations.

The Coronavirus (COVID-19) has had a negative impact and is expected to continue to have a negative impact on the business and results of operations of the operators of our properties and on the Company. Revenues for the operators of our properties are significantly impacted by occupancy. Building occupancy rates have been and will likely continue to be adversely affected by COVID-19. It has been reported that COVID-19 appears most dangerous for seniors, and the mortality rate increases with age. The occupancy at our properties could significantly decrease if COVID-19 or other public health outbreak results in early resident move-outs, our operators delay accepting new residents due to quarantines or otherwise, or potential occupants determine to postpone moving to a senior housing facility. A decrease in occupancy or increase in costs is likely to have a material adverse effect on the ability of our operators to meet their financial and other contractual obligations to us, including the payment of rent, as well as on our results of operations. In addition, actions our operators take to address COVID-19 are expected to materially increase their operating costs, including costs related to enhanced health and safety precautions among other measures, which could have a material adverse effect on the ability of our operators to meet their financial and other contractual obligations to us, including the payment of rent. Furthermore, infections at our facilities could lead to material increases in litigation costs for which our operators, or possibly we, may be liable. If these developments continue or increase in severity, such developments are likely to have a material adverse effect on our business and results of operations. The extent to which COVID-19 could impact our business and results of operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19 or treat its impact, among others.

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

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date:	May 11, 2020	/s/ D. Eric Mendelsohn
D. Eric Mendelsohn
President and Chief Executive Officer
(duly authorized officer)

Date:	May 11, 2020	/s/ John L. Spaid
John L. Spaid
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)