Form 10-Q
period 2020-06-30
NATIONAL HEALTH INVESTORS INC
filed 2020-08-10
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	_____________	to	_____________

Commission File Number 001-10822
National Health Investors Inc
(Exact name of registrant as specified in its charter)

Maryland		62-1470956
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

222 Robert Rose Drive
Murfreesboro	Tennessee	37129
(Address of principal executive offices)		(Zip Code)

(615)	890-9100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	NHI	New York Stock Exchange

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

There were 44,650,002 shares of common stock outstanding of the registrant as of August 5, 2020.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets:
Real estate properties:
Land	$219,919	$213,617
Buildings and improvements	3,025,619	2,836,673
Construction in progress	1,600	24,556
	3,247,138	3,074,846
Less accumulated depreciation	(555,762)	(514,453)
Real estate properties, net	2,691,376	2,560,393
Mortgage and other notes receivable, net	300,130	340,143
Cash and cash equivalents	46,853	5,215
Straight-line rent receivable	89,090	86,044
Assets held for sale, net	—	18,420
Other assets	39,522	32,020
Total Assets	$3,166,971	$3,042,235

Liabilities and Stockholders’ Equity:
Debt	$1,554,241	$1,440,465
Accounts payable and accrued expenses	33,026	26,313
Dividends payable	49,226	46,817
Lease deposit liabilities	10,638	10,638
Deferred income	16,371	19,750
Total Liabilities	1,663,502	1,543,983

Commitments and Contingencies

National Health Investors, Inc. Stockholders' Equity:
Common stock, $0.01 par value; 100,000,000 and 60,000,000 shares authorized;
44,650,002 and 44,587,486 shares issued and outstanding	447	446
Capital in excess of par value	1,505,265	1,505,948
Cumulative dividends in excess of net income	(2,618)	(5,331)
Accumulated other comprehensive loss	(10,735)	(3,432)
Total National Health Investors, Inc. Stockholders' Equity	1,492,359	1,497,631
Noncontrolling interests	11,110	621
Total Equity	1,503,469	1,498,252
Total Liabilities and Stockholders’ Equity	$3,166,971	$3,042,235

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements. The Condensed Consolidated Balance Sheet at December 31, 2019 was derived from the audited consolidated financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Revenues:
Rental income	$77,917	$72,578	$154,444	$143,531
Interest income and other	6,257	5,518	12,827	10,673
	84,174	78,096	167,271	154,204
Expenses:
Depreciation	20,847	19,020	41,290	37,511
Interest	13,557	13,746	27,697	27,264
Legal	250	99	585	369
Franchise, excise and other taxes	145	775	389	1,320
General and administrative	3,032	2,972	7,342	6,986
Property taxes and insurance on leased properties	1,450	1,506	3,002	2,597
Loan and realty (gains) losses	(380)	—	1,195	2,500
	38,901	38,118	81,500	78,547
Loss from equity method investment	(848)	—	(1,290)	—
Gains on sales of real estate	—	—	21,007	—
Net income	44,425	39,978	105,488	75,657
Less: net (income) loss attributable to noncontrolling interests	(57)	1	(96)	1
Net income attributable to common stockholders	$44,368	$39,979	$105,392	$75,658

Weighted average common shares outstanding:
Basic	44,650,002	43,232,384	44,631,797	43,029,104
Diluted	44,650,002	43,498,021	44,634,070	43,311,527

Earnings per common share:
Net income attributable to common stockholders - basic	$0.99	$0.92	$2.36	$1.76
Net income attributable to common stockholders - diluted	$0.99	$0.92	$2.36	$1.75

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)

Net income	$44,425	$39,978	$105,488	$75,657
Other comprehensive income (loss):
Decrease in fair value of cash flow hedges	(867)	(3,451)	(10,058)	(4,117)
Reclassification for amounts recognized as interest expense	2,263	(350)	2,755	(641)
Total other comprehensive income (loss)	1,396	(3,801)	(7,303)	(4,758)
Comprehensive income	45,821	36,177	98,185	70,899
Comprehensive (income) loss attributable to noncontrolling interest	(57)	1	(96)	1
Comprehensive income attributable to common stockholders	$45,764	$36,178	$98,089	$70,900

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2020	2019
	(unaudited)
Cash flows from operating activities:
Net income	$105,488	$75,657
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	41,290	37,511
Amortization of debt issuance costs, debt discounts and prepaids	2,350	2,551
Amortization of commitment fees and note receivable discounts	(435)	(241)
Amortization of lease incentives	485	383
Straight-line rent income	(10,395)	(10,535)
Non-cash interest income on construction loans	(1,844)	(1,005)
Gains on sales of real estate	(21,007)	—
Loss from equity method investment	1,290	—
Loan and realty losses	1,195	2,500
Payment of lease incentives	—	(2,600)
Non-cash stock-based compensation	2,315	2,478
Changes in operating assets and liabilities:
Other assets	(742)	2,474
Accounts payable and accrued expenses	(3,318)	1,571
Deferred income	137	16,170
Net cash provided by operating activities	116,809	126,914

Cash flows from investing activities:
Investments in mortgage and other notes receivable	(32,826)	(59,655)
Collections of mortgage and other notes receivable	14,579	558
Investments in real estate	(94,630)	(200,632)
Investments in real estate development	(54)	—
Investments in renovations of existing real estate	(5,579)	(8,300)
Equity method investment	(875)	—
Proceeds from sale of real estate	39,260	—
Net cash used in investing activities	(80,125)	(268,029)

Cash flows from financing activities:
Proceeds from revolving credit facility	145,000	292,000
Payments on revolving credit facility	(32,000)	(103,000)
Payments on term loans	(609)	(589)
Debt issuance costs	—	(90)
Distributions to noncontrolling interests	(298)	—
Proceeds from noncontrolling interests	13	642
Taxes remitted on employee stock awards	(2,705)	(1,016)
Proceeds from issuance of common shares, net	—	47,854
Equity issuance costs	(293)	—
Dividends paid to stockholders	(96,043)	(88,060)
Net cash provided by financing activities	13,065	147,741

Increase in cash and cash equivalents and restricted cash	49,749	6,626
Cash and cash equivalents and restricted cash, beginning of period	15,669	9,912
Cash and cash equivalents and restricted cash, end of period	$65,418	$16,538

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Six Months Ended
	June 30,
	2020	2019
	(unaudited)
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$23,533	$26,032
Supplemental disclosure of non-cash investing and financing activities:
Real estate acquired in exchange for straight-line rent receivable	$—	$38,000
Real estate acquired in exchange for mortgage notes receivable	$59,350	$—
Increase in mortgage note receivable from sale of real estate	$4,000	$—
Change in other assets related to investments in real estate	$—	$176
Change in accounts payable related to investments in real estate construction	$1,899	$(1,981)
Change in accounts payable related to investments in real estate acquisition	$—	$1,178
Change in accounts payable related to distributions to noncontrolling interests	$100	$—

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Cumulative Net Income in Excess (Deficit) of Dividends	Accumulated Other Comprehensive Income (Loss)	Total National Health Investors, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances at December 31, 2019	44,587,486	$446	$1,505,948	$(5,331)	$(3,432)	$1,497,631	$621	$1,498,252
Cumulative effect of change in accounting principle	—	—	—	(4,225)	—	(4,225)	—	(4,225)
Noncontrolling interest conveyed in acquisition	—	—	—	—	—	—	10,791	10,791
Noncontrolling interest distribution	—	—	—	—	—	—	(16)	(16)
Total comprehensive income	—	—	—	61,023	(8,699)	52,324	39	52,363
Equity issuance costs	—	—	(85)	—	—	(85)	—	(85)
Taxes remitted on employee stock awards	—	—	(2,705)	—	—	(2,705)	—	(2,705)
Shares issued on stock options exercised	62,516	1	(2)	—	—	(1)	—	(1)
Stock-based compensation	—	—	1,845	—	—	1,845	—	1,845
Dividends declared, $1.1025 per common share	—	—	—	(49,226)	—	(49,226)	—	(49,226)
Activity for the three months ended March 31, 2020	62,516	1	(947)	7,572	(8,699)	(2,073)	10,814	8,741
Noncontrolling interest distribution	—	—	—	—	—	—	(382)	(382)
Total comprehensive income	—	—	—	44,368	1,396	45,764	57	45,821
Equity issuance costs	—	—	(206)	—	—	(206)	—	(206)
Stock-based compensation	—	—	470	—	—	470	—	470
Dividends declared, $1.1025 per common share	—	—	—	(49,227)	—	(49,227)	—	(49,227)
Activity for the three months ended June 30, 2020	—	—	264	(4,859)	1,396	(3,199)	(325)	(3,524)
Balances at June 30, 2020	44,650,002	$447	$1,505,265	$(2,618)	$(10,735)	$1,492,359	$11,110	$1,503,469

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Cumulative Net Income in Excess of Dividends	Accumulated Other Comprehensive Income (Loss)	Total National Health Investors Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balances at December 31, 2018	42,700,411	$427	$1,369,919	$18,068	$1,299	$1,389,713	$—	$1,389,713
Total comprehensive income	—	—	—	35,679	(957)	34,722	—	34,722
Issuance of common stock, net	462,925	5	35,908	—	—	35,913	—	35,913
Taxes remitted on employee stock awards	—	—	(1,006)	—	—	(1,006)	—	(1,006)
Shares issued on stock options exercised	35,982	—	(1)	—	—	(1)	—	(1)
Stock-based compensation	—	—	2,001	—	—	2,001	—	2,001
Dividends declared, $1.05 per common share	—	—	—	(45,359)	—	(45,359)	—	(45,359)
Activity for the three months ended March 31, 2019	498,907	5	36,902	(9,680)	(957)	26,270	—	26,270
Noncontrolling interest conveyed in acquisition	—	—	—	—	—	—	642	642
Total comprehensive income	—	—	—	39,979	(3,801)	36,178	(1)	36,177
Issuance of common stock, net	155,729	2	11,940	—	—	11,942	—	11,942
Taxes remitted on employee stock awards	—	—	(10)	—	—	(10)	—	(10)
Shares issued on stock options exercised	1,971	—	—	—	—	—	—	—
Stock-based compensation	—	—	477	—	—	477	—	477
Dividends declared, $1.05 per common share	—	—	—	(45,525)	—	(45,525)	—	(45,525)
Activity for the three months ended June 30, 2019	157,700	2	12,407	(5,546)	(3,801)	3,062	641	3,703
Balances at June 30, 2019	43,357,018	$434	$1,419,228	$2,842	$(3,459)	$1,419,045	$641	$1,419,686

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

Note 1. Organization and Nature of Business

National Health Investors, Inc. (“NHI” or “the Company”), established in 1991 as a Maryland corporation, is a self-managed real estate investment trust (“REIT”) that invests in need-driven and discretionary senior housing and other healthcare-related real estate properties located throughout the United States. As of June 30, 2020, we had investments of $3,244,562,000 (excluding our corporate office of $2,575,000) in 227 health care real estate properties located in 34 states and leased pursuant primarily to triple-net leases to 34 lessees consisting of 150 senior housing communities (“SHO”), 72 skilled nursing facilities, 3 hospitals and 2 medical office buildings. Our portfolio of 16 mortgage and other notes receivable totaled $305,319,000, excluding an allowance for expected credit losses of $5,189,000, as of June 30, 2020.

Note 2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements. In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation. Interim results of operations are not necessarily indicative of the results that may be achieved for a full year. The condensed consolidated financial statements and related notes do not include all information and footnotes required by GAAP for annual reports. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2019, included in our 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and subsidiaries in which we have a controlling interest. We also consolidate certain entities when control of such entities can be achieved through means other than voting rights (“variable interest entities” or “VIEs”) if the Company is deemed to be the primary beneficiary of such entities. All material intercompany transactions and balances are eliminated in consolidation.

At June 30, 2020, we held interests in eight unconsolidated VIEs, and, because we lack either directly or through related parties the power to direct the activities that most significantly impact their economic performance, we have concluded that NHI is not the primary beneficiary. Accordingly, we account for our transactions with these entities and their subsidiaries at either amortized cost or net realizable value for straight-line receivables, excluding Timber Ridge OpCo which is accounted for under the equity-method.

NHI’s VIEs are summarized below by date of initial involvement. For further discussion of the nature of the relationships, including the sources of exposure to these VIEs, see the notes to our condensed consolidated financial statements cross-referenced below.

Date	Name	Source of Exposure	Carrying Amount	Maximum Exposure to Loss	Note Reference
2012	Bickford Senior Living	Various[1]	$60,708,000	$74,864,000	Notes 3, 4
2014	Senior Living Communities	Notes and straight-line receivable	$93,401,000	$97,404,000	Notes 3, 4
2016	Senior Living Management	Notes and straight-line receivable	$26,969,000	$26,969,000	—
2017	Evolve Senior Living	Notes	$9,958,000	$9,958,000	—
2018	Sagewood, LCS affiliate	Notes	$142,586,000	$178,697,000	Note 4
2019	41 Management, LLC	Notes and straight-line receivable	$12,868,000	$15,315,000	Note 7
2020	Timber Ridge OpCo	Various[2]	$(414,000)	$4,586,000	Notes 3, 5
2020	Watermark Retirement	Notes and straight-line receivable	$3,628,000	$8,628,000	Note 7
1 Notes, loan commitments, straight-line rent receivables, and unamortized lease incentives
2 Loan commitment, equity method investment and straight-line rent receivables

We are not obligated to provide support beyond our stated commitments to these tenants and borrowers whom we classify as VIEs, and accordingly, our maximum exposure to loss as a result of these relationships is limited to the amount of our commitments, as shown above and discussed in the notes. Economic loss on a lease, above what is presented in the table above, if any, would be limited to that resulting from a short period of arrearage and non-payment of monthly rent before we are able to take effective remedial action, as well as costs incurred in transitioning the lease to a new tenant. The potential extent of such loss will be dependent upon individual facts and circumstances, and is therefore not included in the tabulation above.

We consolidate two real estate partnerships formed with our partners, Discovery Senior Housing Investor XXIV, LLC, (“Discovery”) and LCS Timber Ridge LLC (“LCS”) to invest in senior housing facilities. As of and for the six months ended June 30, 2020, our non-controlling interests relate to these partnerships with Discovery and LCS.

We use the equity method of accounting when we own an interest in an entity whereby we can exert significant influence over but cannot control the entity’s operations. We discontinue equity method accounting if our investment in an entity (and net advances) is reduced to zero unless we have guaranteed obligations of the entity or are otherwise committed to provide further financial support for the entity.

Cash and Cash Equivalents and Restricted Cash

Cash equivalents consist of all highly liquid investments with an original maturity of three months or less. Restricted cash includes amounts required to be held on deposit with a qualified intermediary subject to an Internal Revenue Code §1031 exchange agreement or in accordance with agency agreements governing our Fannie Mae and U.S. Department of Housing and Urban Development (“HUD”) mortgages.

The following table sets forth our cash, cash equivalents and restricted cash reported within the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	June 30, 2020	June 30, 2019
Cash and cash equivalents	$46,853	$5,635
Restricted cash (included in Other assets)	18,565	10,903
	$65,418	$16,538

New Accounting Pronouncements

For information about significant accounting policies, refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s 2019 Annual Report on Form 10-K filed with the SEC. During the six months ended June 30, 2020, there were no material changes to these policies except as noted below.

With the adoption of Accounting Standards Update 2016-13, Financial Instruments - Credit Losses effective January 1, 2020, we estimate and record an allowance for credit losses upon origination of the loan, based on expected credit losses over the term of the loan and update this estimate quarterly as of the balance sheet date. We calculate the estimated credit losses on mortgages by pooling these loans into two groups – investments in existing or new mortgages and construction mortgages. Mezzanine and revolving lines of credit are evaluated at the individual loan level. We estimate the allowance for credit losses by utilizing a loss model that relies on future expected credit losses, rather than incurred losses. This loss model incorporates our historical experience, adjusted for current conditions and our forecasts, using the probability of default and loss given default method. Incorporated into the construction mortgage loss model is an estimate of the probability that NHI will acquire the property. Using the resulting estimate, a portion of the outstanding construction mortgage balance which we currently expect will be reduced by our acquisition of the underlying property when construction is complete, is deducted from the construction mortgage balance included in the expected loss calculation. Mezzanine loans and revolving lines of credit are also based on the loss model to recognize expected future credit losses and are applied to each individual loan using borrower specific information. We also perform a qualitative assessment beyond model estimates and apply adjustments as necessary. The credit loss estimate is based on the net amortized cost balance of our mortgage and other notes receivables as of the balance sheet date.

Calculation of the allowance for credit losses involves significant judgement. It is possible that actual credit losses will differ materially from our current estimates. Write-offs are deducted from the allowance for credit losses when we judge the principal to be uncollectable.

Upon adoption, we recorded an allowance for expected credit losses of $3,900,000 that is reflected as an adjustment to Mortgage and other notes receivable, net, in the Condensed Consolidated Balance Sheets and recorded a corresponding cumulative-effect adjustment to cumulative dividends in excess of net income. Upon adoption, we also recorded a $325,000 liability for estimated credit losses pertaining to unfunded loan commitments as a cumulative dividends in excess of net income. The corresponding credit loss liability is included in the financial statement caption Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets.

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future London Inter-bank Offered Rate (”LIBOR”) indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

In April 2020, the FASB issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the coronavirus pandemic (“COVID-19”). Prior to issuance of the Lease Modification Q&A, we would determine, on a lease-by-lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A clarifies that entities may elect not to evaluate whether lease-related relief provided to mitigate the economic effects of COVID-19 is a lease modification under ASC 842. Instead, an entity that elects not to evaluate whether a concession directly related to COVID-19 is a modification can then elect whether to apply the modification guidance (i.e., assume relief was always contemplated by the contract or assume the relief was not contemplated by the contract), with such election applied consistently to leases with similar characteristics and similar circumstances. During the six months ended June 30, 2020, the Company did not provide any lease concessions as a result of COVID-19. If lease concessions related to the effects of COVID-19 become necessary, NHI has elected to account for those concessions which do not substantially increase either our rights as lessor or the obligations of the tenant consistent with how those concessions would be accounted for as though the enforceable rights and obligations for those concessions existed under our leases. The future impact of the Lease Modification Q&A is dependent upon the nature and extent of lease concessions granted to tenants as a result of COVID-19 in future periods and the elections made by the Company at the time of entering into such concessions.

Note 3. Real Estate Properties and Investments

During the six months ended June 30, 2020, we made the following real estate investments and related commitments ($ in thousands):

Operator	Date	Properties	Asset Class	Land	Improvements	Total
Bickford Senior Living	Q1 2020	1	SHO	$1,588	$13,512	$15,100
Life Care Services	Q1 2020	1	SHO	4,370	130,522	134,892
Autumn Trace	Q2 2020	2	SHO	344	13,906	14,250
				$6,302	$157,940	$164,242

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

Life Care Services

On January 31, 2020 we acquired an 80% equity interest in a property company, NHI-LCS JV I, LLC (“Timber Ridge PropCo”), which owns a 401-unit Continuing Care Retirement Community (“CCRC”) located in Issaquah, Washington comprising 330 independent living units, 26 assisted living/memory care units and 45 skilled nursing beds. The same transaction conveyed to NHI a 25% equity interest in the newly formed operating company, Timber Ridge OpCo, LLC (“Timber Ridge OpCo”).

Total consideration for NHI’s interests in the combined venture was $124,989,000, comprised of the $59,350,000 remaining balance of a mortgage note initially funded in 2015, an additional loan of $21,650,000, and cash of $43,114,000 to Timber Ridge PropCo and $875,000 to Timber Ridge OpCo. Total debt due from Timber Ridge PropCo of $81,000,000, bears interest to NHI at 5.75%. LCS paid $10,778,000 for its 20% equity stake in Timber Ridge PropCo and provided $2,625,000 for a 75% equity participation in Timber Ridge OpCo.

The lease between Timber Ridge PropCo and Timber Ridge OpCo carries a rate of 6.75% for an initial term of seven years plus renewal options and has a CPI-based lease escalator, subject to floor and ceiling. Including interest payments on debt to NHI and our lease participation in the Timber Ridge PropCo, as detailed above, we expect to receive $8,216,000 in the first twelve months plus 25% of the remaining Timber Ridge OpCo cash flow. NHI’s contribution was allocated to our interest in the tangible assets of Timber Ridge PropCo with no material fair value allocated to Timber Ridge OpCo beyond our initial investment. The lease between Timber Ridge PropCo and Timber Ridge OpCo includes an “earn out” provision whereby Timber Ridge OpCo could become eligible for a payment of $10,000,000 based on the attainment of certain operating metrics. See Note 5 for a discussion of Timber Ridge OpCo.

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

Tenant Concentration

The following table contains information regarding tenant concentration in our portfolio, based on the percentage of revenues for the six months ended June 30, 2020 and 2019, related to tenants or affiliates of tenants, that exceed 10% of total revenue ($ in thousands):

	as of June 30, 2020			Revenues[2]
	Number of	Real	Notes	Six Months Ended June 30,
	Properties	Estate	Receivable[1]	2020		2019

Senior Living Communities	10	$573,631	$57,675	$26,140	16%	$23,962	16%
Holiday Retirement	26	531,378	—	20,353	12%	20,106	13%
Bickford Senior Living	48	534,376	32,744	27,392	16%	26,122	17%
National HealthCare	42	171,297	—	18,904	11%	19,209	12%
All others		1,433,880	214,900	74,482		64,805
		$3,244,562	$305,319	$167,271		$154,204

1 excludes estimated credit loss reserve of $5,189
2 includes interest income on notes receivable

At June 30, 2020, the one state in which we had an investment concentration of 10% or more was South Carolina (10.3%).

Purchase Options

Certain of our leases contain purchase options allowing tenants to acquire the leased properties. At June 30, 2020, we had a net investment of $11,784,000 in two real estate properties which are subject to exercisable tenant purchase options. Tenant purchase options on 12 properties in which we had an aggregate net investment of $120,808,000 at June 30, 2020, become exercisable between 2021 and 2028.

Rental income from leased properties with tenant purchase options either currently exercisable or exercisable in the future was $8,715,000 and $9,216,000 for the six months ended June 30, 2020 and 2019, respectively. We cannot reasonably estimate at this time the probability that these purchase options will be exercised in the future. Consideration to be received from the exercise of any tenant purchase option is expected to exceed our net investment in the leased property or properties.

Other Portfolio Activity

Tenant Bankruptcy

We have a net investment of $10,075,000 in an acute care hospital leased to Quorum Health Corporation (“Quorum”) pursuant to a triple-net lease that expires in June 2022. Quorum filed for Chapter 11 bankruptcy in April 2020. As a result, the Company wrote off straight-line rent receivable under the lease of $380,000 in the first quarter of 2020 and began recognizing revenues under the lease as cash is received. In July 2020 Quorum completed its bankruptcy restructuring and continues to operate the hospital while timely paying its rent under the lease, which totaled $1,751,000 for the six months ended June 30, 2020.

Tenant Transitioning

As of June 30, 2020, we had nine properties that have been transitioned to five new tenants following a period of non-compliance by the former operator. The leases with the new operators specify periods during which rental income is based on net operating income, after deduction of management fees. We recognized rental income from these properties of $1,269,000 and $2,824,000 for the three and six months ended June 30, 2020, respectively and $506,000 and $1,208,000 for the three and six months ended June 30, 2019, respectively.

In the future, NHI may be deemed the primary beneficiary of the operations if the tenants do not have adequate liquidity to accept the risks and rewards as the tenant and operator of the stabilizing properties and might be required to consolidate the statements of financial position and results of operations of the operators into our consolidated financial statements.

Asset Dispositions

In September 2019, we classified a portfolio of eight assisted living properties located in Arizona (4), Tennessee (3) and South Carolina (1) as held for sale, after the current tenant, Brookdale Senior Living, expressed an intention to exercise its purchase option on the properties. The purchase option called for the parties to split any appreciation on an equal basis above $37,520,000. During the first quarter of 2020, NHI and the tenant agreed to a fair valuation of $41,000,000 for the properties, and, accordingly, on January 22, 2020, we disposed of the properties at the agreed price of $39,260,000 and recognized a gain of $20,752,000. For the six months ended June 30, 2020 and 2019, we recognized $229,000 and $2,125,000, respectively, of rental income from this portfolio.

On February 21, 2020, we disposed of two assisted living properties previously classified as held-for-sale in exchange for a term note of $4,000,000 from the buyer, Bickford. The note, which is due February 2025 and bears interest at 7%, will begin amortizing on a twenty-five-year basis in January 2021. In the first quarter of 2019 we recorded an adjustment to write off straight-line rent receivables of $124,000 and recognized an impairment loss of $2,500,000, included in loan and realty (gains) losses on the Condensed Consolidated Statements of Income to write down the properties to their estimated net realizable value upon classification of these properties as held-for-sale.

Future Minimum Base Rent

Future minimum base rents due under the remaining non-cancelable terms of operating leases in place as of June 30, 2020, are as follows (in thousands):

Remainder of 2020	$141,225
2021	281,081
2022	285,478
2023	281,615
2024	274,075
2025	267,462
Thereafter	1,394,428
$2,925,364

We assess the collectability of lease payments to be received from our tenants, which includes receivables, consisting primarily of straight-line rents receivable, based on several factors, including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, and current economic conditions. If our evaluation of these factors indicates it is not probable that we will be able to collect substantially all of the lease payments, we recognize lease payments on a cash basis and de-recognize all rent receivable assets, including the straight-line rent receivable asset as a reduction in rental revenue.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Lease payments based on fixed escalators	$69,669	$64,570	$138,103	$128,033
Lease payments based on variable escalators	1,400	1,195	2,764	2,366
Straight-line rent income	5,218	5,307	10,395	10,535
Escrow funds received from tenants	1,630	1,506	3,182	2,597
Rental income	$77,917	$72,578	$154,444	$143,531

Note 4. Mortgage and Other Notes Receivable

At June 30, 2020, we had investments in mortgage notes receivable secured by real estate and other assets of the borrower (e.g. UCC liens on personal property) related to 16 facilities and other notes receivable guaranteed by significant parties to the notes or by cross-collateralization of properties with the same owner with an aggregate carrying value of $300,130,000, net of an allowance of $5,189,000. All our notes were on full accrual basis at June 30, 2020.

Credit Loss Reserve

Our principal measures of credit quality, except for construction mortgages, are debt service coverage for amortizing loans and interest or fixed charge coverage for non-amortizing loans collectively (“Coverage”). A Coverage ratio provides a measure of the borrower’s ability to make scheduled principal and interest payments. The Coverage ratios presented in the following table have been calculated utilizing the most recent date for which data is available, March 31, 2020, using EBITDARM (earnings before interest, taxes, depreciation, amortization, rent and management fees) and the requisite debt service, interest service or fixed charges, as defined in the applicable loan agreement. We categorize Coverage into three levels: (i) over 1.5x, (ii) between 1.0x and 1.5x, (iii) less than 1.0x. We update the calculation of coverage on a quarterly basis. Coverage is not a meaningful credit quality indicator for construction mortgages as either these developments are not generating any operating income, or they have insufficient operating income as occupancy levels necessary to stabilize the properties have not yet been achieved. We measure credit quality for these mortgages by considering the construction and stabilization timeline and the financial condition of the borrower as well as economic and market conditions. As of June 30, 2020, we did not have any construction loans that we considered underperforming. The tables below present outstanding note balances as of June 30, 2020 at amortized cost.

We consider the guidance in ASC 310-20 when determining whether a modification, extension or renewal constitutes a current period origination. The credit quality indicator as of March 31, 2020, is presented below for the amortized cost, net by year of origination ($ in thousands):

	2020	2019	2018	2017	2016	Prior	Total
Mortgages
more than 1.5x	$1,471	$8,268	$169,859	$—	$—	$6,989	$186,587
between 1.0x and 1.5x	—	3,854	—	—	10,000	—	13,854
below 1.0x	4,000	39,123	—	9,958	—	—	53,081
No coverage available	—	—	—	—	—	—	—
	5,471	51,245	169,859	9,958	10,000	6,989	253,522
Mezzanine
more than 1.5x	—	—	—	—	—	—	—
between 1.0x and 1.5x	—	—	—	—	14,472	—	14,472
below 1.0x	—	—	—	—	13,979	11,875	25,854
No coverage available	—	475	—	—	—	—	475
	—	475	—	—	28,451	11,875	40,801
Revolver
more than 1.5x							—
between 1.0x and 1.5x							10,996
below 1.0x							—
							10,996
					Credit loss reserve		(5,189)
							$300,130

Due to the economic uncertainty created by COVID-19 and the potential impact on the collectability of our mortgages and other notes receivable, we are forecasting a 20% increase in the probability of a default and a 20% increase in the amount of loss from a default resulting in an effective adjustment of 44%. The COVID-19 adjustments resulted in a $1,700,000 increase in the credit loss reserve during the first quarter of 2020. Excluding the effects of the COVID-19 adjustment, our provision for expected credit losses decreased by $411,000 since our adoption of the credit loss guidance on January 1, 2020, due primarily to a decrease in the balance of our construction mortgage receivables and the resulting reduction in our historical probability of default experience for our acquisition and construction mortgage pool.

The allowance for expected credit losses for our commercial loans is presented in the following table for the six months ended June 30, 2020 ($ in thousands):

Beginning balance January 1, 2020 (upon adoption of ASU 2016-13)	$3,900
Provision for expected credit losses	1,289
Balance June 30, 2020	$5,189

Bickford

At June 30, 2020, our construction loans to Bickford are summarized in the following table ($ in thousands):

Commencement	Rate	Maturity	Commitment	Drawn	Location
January 2018	9%	5 years	$14,000	$(13,377)	Virginia
July 2018	9%	5 years	14,700	(13,896)	Michigan
June 2020	9%	5 years	14,200	(1,471)	Virginia
			$42,900	$(28,744)

On June 30, 2020, we entered into a $14,200,000 construction loan agreement with Bickford to construct a 64-unit assisted living facility.

The construction loans are secured by first mortgage liens on substantially all real and personal property as well as a pledge of any and all leases or agreements which may grant a right of use to the property. Usual and customary covenants extend to the agreements, including the borrower’s obligation for payment of insurance and taxes. NHI has a fair market value purchase option on the properties at stabilization of the underlying operations. On these development projects, Bickford as borrower is entitled to up to $2,000,000 per project in incentives based on the achievement of predetermined operational milestones and, if funded, will increase NHI's future purchase price and eventual NHI lease payment.

Our loans to Bickford represent a variable interest and Bickford is considered a VIE. We have concluded that we are not the primary beneficiary.

Life Care Services - Timber Ridge

In February 2015, we entered into a loan agreement in which the proceeds were used to fund the construction of Phase II of Timber Ridge at Talus, a Type-A continuing care retirement community in Issaquah, Washington. The outstanding balance due from LCS-Westminster Partnership III LLP (“LCS-WP III”), an affiliate of LCS and the manager of the facility, was $59,350,000 as of January 31, 2020, when we acquired the property and Timber Ridge PropCo assumed the debt (see Note 3) which was increased to $81,000,000 as part of the transaction. To provide working capital in support of the CCRC’s entry-fee model, NHI agreed to supply a revolving line of credit permitting draws up to a maximum of $5,000,000. See Note 5 for more information about our equity-method investment in Timber Ridge OpCo.

Life Care Services - Sagewood

In December 2018, we entered into an agreement to lend LCS-Westminster Partnership IV LLP (“LCS-WP IV”), an affiliate of LCS, the manager of the facility, up to $180,000,000. The loan agreement conveys a mortgage interest and will facilitate the construction of Phase II of Sagewood, a Type-A Continuing Care Retirement Community in Scottsdale, AZ. As an affiliate of a larger company, LCS-WP IV is structured to limit liability for potential damage claims, is capitalized to achieve that purpose and is considered a VIE. As discussed more fully in Note 2, we have concluded that we are not the primary beneficiary.

The loan conveys a mortgage interest in the form of two notes under a master credit agreement. The senior note (“Note A”) totals $118,800,000 at a 7.25% interest rate with 10 basis-point annual escalators after three years and has a term of 10 years. We have funded $82,689,000 of Note A as of June 30, 2020. Note A is interest-only and is locked to prepayment until January 2021. After 2020, the prepayment penalty starts at 2% and declines to 1% in 2022. The second note (“Note B”) is a construction loan for up to $61,200,000 at an annual interest rate of 8.5% and carries a maturity of five years. The total amount funded on Note B was $61,200,000 as of June 30, 2020.

Senior Living Communities

In December 2014, we provided a revolving line of credit, the maturity of which mirrors the 15-year term of the master lease. Borrowings are used primarily to finance construction projects within the Senior Living portfolio, including building additional units and may also be used to meet general working capital needs. The facility was amended in December 2019, to reduce availability to $12,000,000 with a further reduction in capacity to $7,000,000 beginning January 1, 2022 through lease maturity in December 2029. Also effective in December 2019, a sub-limit on the availability of funding for working capital needs was established at $10,000,000 for this loan, extending through January 1, 2022, at which time the limit is to be reduced to $5,000,000. At June 30, 2020, the $10,996,000 outstanding under the facility bears interest at 6.66% per annum, the prevailing 10-year U.S. Treasury rate plus 6%.

NHI had two mezzanine loans of up to $12,000,000 and $2,000,000, respectively, to affiliates of Senior Living, whose purpose was to partially fund construction of a 186-unit senior living campus on Daniel Island in South Carolina, which opened in April 2018. The loans bore interest, payable monthly, at a 10% annual rate. The fully drawn loan balances including accrued interest were paid in full on July 31, 2020.

Our loans to Senior Living and its subsidiaries represent a variable interest. Senior Living is structured to limit liability for potential claims for damages, is appropriately capitalized for that purpose and is considered a VIE. As discussed more fully in Note 2, we have concluded that we are not the primary beneficiary of Senior Living.

Note 5. Equity Method Investment

Equity Method Investment

As discussed in Note 2, our investment in the operating company, Timber Ridge OpCo, held by our Taxable REIT Subsidiary (“TRS”) and recorded in the initial amount of $875,000, arose in conjunction with the acquisition of a CCRC from LCS-WP III. We structured our arrangement with our JV partner, LCS Timber Ridge LLC, to be compliant with the provisions of the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) which permits NHI to receive rent payments through a triple-net lease between Timber Ridge PropCo, the property company, and Timber Ridge OpCo and is designed to give NHI the opportunity to capture additional value on the improving performance of the operating company through distributions from the TRS. Accordingly, the TRS holds our 25% equity interest in Timber Ridge OpCo in order to provide an organizational structure that will allow the TRS to engage in a broad range of activities and share in cash-flows that would otherwise be non-qualifying income under the REIT gross income tests.

Timber Ridge OpCo’s activities are managed through an “eligible independent contractor” subject to the oversight of Timber Ridge OpCo’s board. This organizational structure meets the requirements of Internal Revenue Code regulations for TRS entities. LCS is the managing member of Timber Ridge OpCo, although we have retained specific non-controlling rights. As a result of LCS’s retention of operations oversight and control over all day-to-day business matters, our participating influence at Timber Ridge OpCo does not amount to control of the entity.

As part of our acquisition of the Timber Ridge property in January 2020, we accepted the property subject to trust liens previously granted to residents of Timber Ridge. Beginning in 2008, early residents of Timber Ridge executed loans to the then owner/operators backed by liens and entered into a Deed of Trust and Indenture of Trust (the “Deed and Indenture”) for the benefit of the trustee (now Wilmington Trust, N.A., “Trustee”) on behalf of all residents who made mortgage loans to the owner/operator in accordance with a resident agreement. The Deed and Indenture granted a security interest in the Timber Ridge property to secure the loans made by the early residents of the property. Subsequent to these early transactions, the practice was discontinued at Timber Ridge.

Our entry into the Timber Ridge joint venture involved the separation of the existing owner/operator configuration into property and operating companies. Accomplishing the split required the allocation of assets and liabilities of the previously unified entity. Timber Ridge PropCo acquired the Timber Ridge property, subject to the resident mortgages secured by the Deed and Indenture. Accordingly, the remaining outstanding “old” loans made by the residents are still secured by a security interest in the Timber Ridge property. The trustee for all of the residents who made “old” loans in accordance with the resident agreements, entered into a subordination agreement concurrent with our acquisition, pursuant to which the Trustee acknowledged and confirmed that the security interests created under the Deed and Indenture were subordinate to any security interests granted in connection with the loan made by NHI to Timber Ridge PropCo.

With the periodic settlement of some of the outstanding resident loans in the course of normal entrance-fee community operations, the balance owing on the Deed and Indenture at the date of our acquisition on January 31, 2020 had been reduced to $20,063,000 and was further reduced to $17,530,000 at June 30, 2020. By terms of the resident loan assumption agreement, during the term of the lease (7 years with two renewal options), Timber Ridge OpCo is to indemnify Timber Ridge PropCo for any repayment by Timber Ridge PropCo of these liabilities under the guarantee. NHI estimates that no material outflow of cash will result from Timber Ridge PropCo’s secondary obligation as guarantor under the resident mortgages. Accordingly, no liability was recorded on NHI’s books for the guarantee obligation upon acquisition and as of June 30, 2020.

Timber Ridge OpCo meets the criteria to be considered a VIE. However, we are not the primary beneficiary of Timber Ridge OpCo as our participating rights do not give us the power to direct the activities that most significantly impact Timber Ridge OpCo’s economic performance. As a result, we report our investment in Timber Ridge OpCo under the equity method of accounting as prescribed by ASC Topic 970, Real Estate - General, Subtopic 323-30 Equity Method and Joint Ventures. Our equity share in the losses of Timber Ridge OpCo during the three months and six months ended June 30, 2020 was $848,000 and$1,290,000. Under the equity method, we decrease the carrying value of our investment for losses in the entity and distributions to NHI for cumulative amounts up to and including our basis plus any commitments to fund operations. As of June 30, 2020, we have recognized our share of Timber Ridge OpCo’s operating losses in excess of our initial investment. These cumulative losses in excess of our basis of $414,000 are included in accounts payable and accrued expenses in our Condensed Consolidated Balance Sheets. Our commitments are currently limited to an additional $5,000,000 under a revolving credit facility.

Note 6. Debt

Debt consists of the following (in thousands):

	June 30, 2020	December 31, 2019
Revolving credit facility - unsecured	$413,000	$300,000
Bank term loans - unsecured	550,000	550,000
Private placement term loans - unsecured	400,000	400,000
HUD mortgage loans - secured, non-recourse	41,743	42,138
Fannie Mae term loans - secured, non-recourse	95,532	95,706
Convertible senior notes - unsecured	59,898	59,697
Unamortized loan costs	(5,932)	(7,076)
	$1,554,241	$1,440,465

The HUD loans are presented in the table above net of discounts of $1,198,000 and $1,238,000 as of June 30, 2020 and December 31, 2019, respectively. The Convertible Senior Notes are presented in the table above net of discounts of $102,000 and $303,000 as of June 30, 2020 and December 31, 2019, respectively.

Aggregate principal maturities of debt as of June 30, 2020 are as follows (in thousands):

Remainder of 2020	$621
2021	61,279
2022	664,328
2023	476,378
2024	76,429
2025	144,800
Thereafter	137,638
1,561,473
Less: discount	(1,300)
Less: unamortized loan costs	(5,932)
$1,554,241

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

The revolving facility fee is currently 20 basis points per annum, and based on our current leverage ratios, the facility presently provides for floating interest on the revolver and the term loans at 30-day LIBOR plus 120 basis points and a blended 132 basis points, respectively. At June 30, 2020 and December 31, 2019, 30-day LIBOR was 16 basis points and 176 basis points, respectively. Through June 2020, the Company utilized $610 million in interest rate swaps, designated as cash flow hedges, to fix the variable interest rate on the amounts outstanding on our term loans and revolving credit facility. On June 29 and 30, 2020, $80 million and $130 million of these hedges expired. As of June 30, 2020, we had $563,000,000 of outstanding variable rate debt exposed to interest rate risk through December 2021, at which time our remaining hedges expire. Our swaps and the financial instruments to which they relate are described in the table below, under the caption “Interest Rate Swap Agreements.”

At June 30, 2020, we had $137,000,000 available to draw on the revolving portion of our credit facility, subject to usual and customary covenants. Among other stipulations, the unsecured credit facility agreement requires that we maintain certain financial ratios within limits set by our creditors. At June 30, 2020, we were in compliance with these ratios.

On July 9, 2020, we entered into a one-year $100,000,000 term loan bearing interest at 30-day LIBOR (with a 50 basis point floor) plus 185 basis points. The term loan provides us with the option to extend the maturity by one year subject to the payment of a 20 basis point extension fee. The term loan proceeds were used to reduce the outstanding balance on our revolving credit facility.

Pinnacle Bank is a participating member of our banking group. A member of NHI’s Board of Directors and chairman of our audit committee is also the chairman of Pinnacle Financial Partners, Inc., the holding company for Pinnacle Bank. NHI’s local banking transactions are conducted primarily through Pinnacle Bank.

Private placement term loans - unsecured

Our unsecured private placement term loans, payable interest-only, are summarized below ($ in thousands):

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

HUD mortgage loans

Our HUD mortgage loans are secured by ten properties leased to Bickford and have a net book value of $48,287,000 at June 30, 2020. Nine mortgage notes require monthly payments of principal and interest from 4.3% to 4.4% (inclusive of mortgage insurance premiums) and mature in August and October 2049. These nine HUD mortgage loans are subject to prepayment penalty until the third quarter of 2024. One additional HUD mortgage loan assumed in 2014, at a discount, requires monthly payments of principal and interest of 2.9% (inclusive of mortgage insurance premium) and matures in October 2047. As of June 30, 2020, the loan has an outstanding principal balance of $8,385,000 and a carrying value of $7,187,000, which approximates fair value.

Fannie Mae term loans - secured, non-recourse

In March 2015 we obtained $78,084,000 in Fannie Mae financing. The term-debt financing consists of interest-only payments at an annual rate of 3.79% and a 10-year maturity. The mortgages are non-recourse and secured by thirteen properties leased to Bickford. In a December 2017 acquisition, we assumed additional Fannie Mae debt that amortizes through 2025 when a balloon payment will be due, is subject to prepayment penalties until 2024, bears interest at a nominal rate of 4.60%, and has a remaining balance of $17,448,000 at June 30, 2020. All together, these notes are secured by facilities having a net book value of $132,042,000 at June 30, 2020.

Convertible senior notes - unsecured

In March 2014 we issued $200,000,000 of 3.25% senior unsecured convertible notes due April 2021 (the “Notes”) with interest payable April 1st and October 1st of each year. The Notes were convertible at an initial rate of 13.93 shares of common stock per $1,000 principal amount, representing a conversion price of approximately $71.81 per share for a total of approximately 2,785,200 underlying shares. The conversion rate is subsequently adjusted upon each occurrence of certain events, as defined in the indenture governing the Notes, including the payment of dividends at a rate exceeding that prevailing in 2014. The conversion option was accounted for as an “optional net-share settlement conversion feature,” meaning that upon conversion, NHI’s conversion obligation may be satisfied, at our option, in cash, shares of common stock or a combination of cash and shares of common stock. Because we have the ability and intent to settle the convertible securities in cash upon exercise, we use the treasury stock method to account for potential dilution in the calculation of earnings per diluted share.

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

As of June 30, 2020, our $60,000,000 of senior unsecured convertible notes were convertible at a rate of 14.80 shares of common stock per $1,000 principal amount, representing a conversion price of approximately $67.58 per share for a total of 887,856 shares on the remaining $60,000,000 of senior unsecured convertible notes. For the three and six months ended June 30, 2020, there was no dilution resulting from the conversion option within our convertible debt. If our current share price increases above the adjusted $67.58 conversion price, dilution may become attributable to the conversion feature. At June 30, 2020, the face amount of the convertible debt exceeded its value on conversion, when value on conversion was computed as if the debt were immediately eligible to convert.

Interest Rate Swap Agreements

Our existing interest rate swap agreements will collectively continue through December 2021 to hedge against fluctuations in variable interest rates applicable to $400,000,000 of our bank loans. On June 29 and 30, 2020, there were $210,000,000 notional amount of swaps that matured. During the next year, approximately $7,094,000 of losses, which are included in accumulated other comprehensive loss, are projected to be reclassified into earnings.

Through June 30, 2020, we employed the following interest rate swap contracts to mitigate our interest rate risk on our bank term and revolver loans described above ($ in thousands):

Date Entered	Maturity Date	Swap Rate	Rate Index	Notional Amount	Fair Value (Liability)
June 2013	June 2020	2.11%	1-month LIBOR	$80,000	$—
March 2014	June 2020	2.16%	1-month LIBOR	$130,000	$—
March 2019	December 2021	2.22%	1-month LIBOR	$100,000	$(3,143)
March 2019	December 2021	2.21%	1-month LIBOR	$100,000	$(3,163)
June 2019	December 2021	1.61%	1-month LIBOR	$150,000	$(3,316)
June 2019	December 2021	1.63%	1-month LIBOR	$50,000	$(1,115)

If the fair value of the hedge is an asset, we include it in our Condensed Consolidated Balance Sheets among other assets, and, if a liability, as a component of accounts payable and accrued expenses. See Note 11 for fair value disclosures about our interest rate swap agreements. Net liability balances for our hedges included as components of accounts payable and accrued expenses on June 30, 2020 and December 31, 2019, were $10,737,000 and $3,434,000, respectively.

The following table summarizes interest expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest expense on debt at contractual rates	$10,569	$13,355	$23,572	$26,429
Losses reclassified from accumulated other
comprehensive income (loss) into interest expense	2,263	(350)	2,755	(641)
Capitalized interest	(19)	(158)	(117)	(315)
Amortization of debt issuance costs and debt discount	744	899	1,487	1,791
Total interest expense	$13,557	$13,746	$27,697	$27,264

Note 7. Commitments, Contingencies and Uncertainties

In the normal course of business, we enter into a variety of commitments, typically consisting of funding of revolving credit arrangements, construction and mezzanine loans to our operators to conduct expansions and acquisitions for their own account, and commitments for the funding of construction for expansion or renovation to our existing properties under lease. In our leasing operations, we offer to our tenants and to sellers of newly acquired properties a variety of inducements which originate contractually as contingencies but which may become commitments upon the satisfaction of the contingent event. Contingent payments earned will be included in the respective lease bases when funded. The tables below summarize our existing, known commitments and contingencies as of June 30, 2020 according to the nature of their impact on our leasehold or loan portfolios. ($ in thousands)

	Asset Class	Type	Total	Funded	Remaining
Loan Commitments:
LCS Sagewood Note A	SHO	Construction	$118,800	$(82,689)	$36,111
LCS Sagewood Note B	SHO	Construction	61,200	(61,200)	—
Bickford Senior Living	SHO	Construction	42,900	(28,744)	14,156
Senior Living Communities	SHO	Revolving Credit	12,000	(10,996)	1,004
41 Management	SHO	Construction	10,800	(8,353)	2,447
Timber Ridge OpCo	SHO	Working Capital	5,000	—	5,000
Watermark Retirement	SHO	Working Capital	5,000	—	5,000
Discovery Senior Living	SHO	Working Capital	750	(475)	275
			$256,450	$(192,457)	$63,993

As provided above, loans funded do not include the effects of discounts or commitment fees. Our loans and loan commitments to 41 Management, LLC (“41 Management”) represent a variable interest. 41 Management is structured to limit liability for potential claims for damages, is capitalized to achieve that purpose and is considered a VIE. On June 12, 2020, we provided a $5,000,000 loan commitment to Watermark Retirement to provide working capital liquidity in connection with the renewal of an existing lease on two continuing care retirement communities.

The credit loss liability for unfunded loan commitments is estimated using the same methodology as for our funded mortgage and other notes receivable based on the estimated amount that we expect to fund. We applied the same COVID-19 adjustments as discussed in Note 4.

The liability for expected credit losses on our unfunded loans is presented in the following table for the six months ended June 30, 2020 ($ in thousands):

Beginning balance January 1, 2020 (upon adoption of ASU 2016-13)	$325
Benefit to expected credit losses	(94)
Balance at June 30, 2020	$231

	Asset Class	Type	Total	Funded	Remaining
Development Commitments:
Ignite Medical Resorts	SNF	Construction	$25,350	$(23,114)	$2,236
Woodland Village	SHO	Renovation	7,515	(7,425)	90
Senior Living Communities	SHO	Renovation	9,930	(9,763)	167
Wingate Healthcare	SHO	Renovation	1,900	(818)	1,082
Discovery Senior Living	SHO	Renovation	900	(586)	314
Navion Senior Solutions	SHO	Construction	650	—	650
41 Management	SHO	Renovation	400	—	400
			$46,645	$(41,706)	$4,939

In addition to the commitments listed above, Discovery PropCo has committed to Discovery for funding up to $2,000,000 toward the purchase of condominium units located at one of the facilities. As of June 30, 2020, we have funded $968,000 toward this commitment. On May 1, 2020, we completed development of a 144 unit skilled nursing facility located in Wisconsin which will be operated by Ignite Medical Resorts.

As of June 30, 2020, we had $31,850,000 of contingent lease inducement commitments in six lease agreements which are generally based on the performance of facility operations and may or may not be met by the tenant. At June 30, 2020, we had funded $500,000 toward these commitments.

COVID-19 Pandemic Contingencies

The World Health Organization declared COVID-19 a pandemic on March 11, 2020. The continually evolving pandemic has resulted in a widespread health crisis adversely affecting governments, businesses, and financial markets. In response to the COVID-19 pandemic, many state, local and federal agencies instituted various health and safety measures including temporary closures of many businesses, “shelter in place” orders, and social distancing guidelines that remain in place to some degree. The COVID-19 pandemic and related health and safety measures have created a significant strain on the operations of many of our tenants, operators and borrowers.

We have not granted any rent concessions to tenants as a result of the COVID-19 pandemic as of June 30, 2020. Effective July 1, 2020, we agreed to defer $2,100,000 in rent due for the third quarter of 2020 from Bickford with half of the deferral being escrowed with the Company. We have also executed a non-binding letter of intent with Bickford to negotiate the potential sale to Bickford, or to other third parties, of nine properties currently leased to Bickford at a price in excess of the Company’s gross book value of approximately $76,658,000 as of June 30, 2020. Rental income from this portfolio for the six months ended June 30, 2020 totaled $4,464,000, including $151,000 in straight-line rent. Bickford’s obligation to repay the deferred rent will be forgiven and the escrowed funds returned provided the transaction is closed no later than December 31, 2020.

We will evaluate any rent deferral requests as a result of the COVID-19 pandemic on a tenant-by-tenant basis. The extent of future concessions we make as a result of the COVID-19 pandemic, which could have a material impact on our future operating results, cannot be reasonably or reliably projected by us at this time.

We have evaluated the impacts of COVID-19 on our operations thus far and incorporated COVID-19 information, where possible, into our assessments of liquidity, asset impairments, and collectability of amounts due from tenants and borrowers as of June 30, 2020. The extent of the impact of COVID-19 on our financial condition, results of operations and cash flows, in the near term, will depend on future developments which are highly uncertain and cannot be predicted at this time. We will continue to monitor for any material or adverse effects resulting from the COVID-19 pandemic.

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

Note 8. Equity and Dividends

Additional Common Shares Authorized

At our annual meeting on May 6, 2020, our stockholders approved an amendment to the Articles of Incorporation to increase the number of authorized common shares from 60,000,000 to 100,000,000.

At-the-Market (ATM) Equity Program

In March 2020 the Company entered into a new ATM equity offering sales agreement pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $500,000,000 of the Company’s common shares through the ATM equity program. The Company terminated its previously existing ATM equity program, dated February 22, 2017, upon entering into the new agreement. No common stock has been issued under the ATM equity programs during the six months ended June 30, 2020 and 618,654 shares were issued during the six months ended June 30, 2019 for $47,999,000 in net proceeds.

Dividends

The following table summarizes dividends declared by the Board of Directors or paid during the six months ended June 30, 2020 and 2019:

Six Months Ended June 30, 2020
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
November 7, 2019	December 31, 2019	January 31, 2020	$1.05
February 19, 2020	March 30, 2020	May 8, 2020	$1.1025
June 15, 2020	June 30, 2020	August 7, 2020	$1.1025

Six Months Ended June 30, 2019
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
December 17, 2018	December 28, 2018	January 31, 2019	$1.00
February 19, 2019	March 29, 2019	May 10, 2019	$1.05
May 7, 2019	June 28, 2019	August 9, 2019	$1.05

Note 9. Stock-Based Compensation

We have two incentive plans – the 2012 Stock Incentive Plan (“2012 Plan”) and the 2019 Stock Incentive Plan (“2019” Plan”). As of June 30, 2020, shares available for future grants totaled 2,730,169. Stock options granted during 2020 under the 2012 Plan totaled 319,669. No shares remain available for issuance under the 2012 Plan. The following is a summary of stock-based compensation expense, net of forfeitures, included in General and administrative expenses in the Condensed Consolidated Statements of Income ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Non-cash stock-based compensation expense	$470	$477	$2,315	$2,478

The weighted average fair value of options granted during the six months ended June 30, 2020 and 2019 was $5.57 and $6.17 per option, respectively. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2020	2019
Dividend yield	5.1%	5.5%
Expected volatility	17.1%	18.6%
Expected lives	2.9 years	2.9 years
Risk-free interest rate	1.30%	2.50%

The following table summarizes our outstanding stock options:

			Weighted Average
	Number	Weighted Average	Remaining
	of Shares	Exercise Price	Contractual Life (Years)
Options outstanding January 1, 2019	920,346	$69.24
Options granted	602,000	$79.96
Options exercised	(367,830)	$71.14
Options outstanding, June 30, 2019	1,154,516	$74.26

Exercisable at June 30, 2019	663,997	$73.64

Options outstanding January 1, 2020	1,004,014	$74.35
Options granted	592,000	$90.32
Options exercised	(512,509)	$72.98
Options forfeited	(10,500)	$88.73
Options outstanding, June 30, 2020	1,073,005	$83.68	3.95

Exercisable at June 30, 2020	601,994	$81.09	3.65

For options outstanding and exercisable at June 30, 2020, the exercise price exceeds the closing price of our common stock. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2020 and 2019 was $8,118,000 or $15.84 per share and $4,100,000 or $11.00 per share, respectively.

As of June 30, 2020, unrecognized compensation expense totaling $1,703,000 associated with unvested stock options is expected to be recognized over the following periods: remainder of 2020 - $915,000, 2021 - $706,000 and 2022 - $82,000.

Note 10. Earnings Per Common Share

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

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per common share (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income attributable to common stockholders	$44,368	$39,979	$105,392	$75,658

BASIC:
Weighted average common shares outstanding	44,650,002	43,232,384	44,631,797	43,029,104

DILUTED:
Weighted average common shares outstanding	44,650,002	43,232,384	44,631,797	43,029,104
Stock options	—	66,145	2,273	70,920
Convertible subordinated debentures	—	199,492	—	211,503
Weighted average dilutive common shares outstanding	44,650,002	43,498,021	44,634,070	43,311,527

Net income attributable to common stockholders - basic	$0.99	$0.92	$2.36	$1.76
Net income attributable to common stockholders - diluted	$0.99	$0.92	$2.36	$1.75

Incremental anti-dilutive shares excluded:
Net share effect of stock options with an exercise price in excess of the average market price for our common shares	610,367	40,173	439,962	21,227

Regular dividends declared per common share	$1.1025	$1.05	$2.205	$2.10

Note 11. Fair Value of Financial Instruments

Our financial assets and liabilities measured at fair value (based on the hierarchy of the three levels of inputs described in Note 1 to the consolidated financial statements contained in our most recent Annual Report on Form 10-K) on a recurring basis include derivative financial instruments. Derivative financial instruments include our interest rate swap agreements.

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

Liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurement
	Balance Sheet Classification	June 30, 2020	December 31, 2019
Level 2
Interest rate swap liability	Accounts payable and accrued expenses	$(10,737)	$(3,434)

Carrying amounts and fair values of financial instruments that are not carried at fair value at June 30, 2020 and December 31, 2019 in the Condensed Consolidated Balance Sheets are as follows (in thousands):

	Carrying Amount		Fair Value Measurement
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Level 2
Variable rate debt	$959,579	$845,744	$963,000	$850,000
Fixed rate debt	$594,662	$594,721	$635,787	$602,926

Level 3
Mortgage and other notes receivable	$300,130	$340,143	$333,415	$347,543

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

Carrying amounts of cash and cash equivalents and restricted cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. The fair value of our borrowings under our revolving credit facility and other variable rate debt are reasonably estimated at their notional amounts at June 30, 2020 and December 31, 2019, due to the predominance of floating interest rates, which generally reflect market conditions.

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

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of factors including, but not limited to, the following:

* Actual or perceived risks associated with public health epidemics or outbreaks, such as the Coronavirus (COVID-19), has had and is expected to continue to have a material adverse effect on our business and results of operations.

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

Portfolio

As of June 30, 2020, we had investments in real estate and mortgage and other notes receivable involving 243 facilities located in 34 states. These investments involve 162 senior housing properties, 76 skilled nursing facilities, 3 hospitals, 2 medical office buildings and other notes receivable. These investments (excluding our corporate office of $2,575,000) consisted of properties with an original cost of approximately $3,244,562,000, rented under, primarily, triple-net leases to 34 lessees, and $305,319,000 aggregate net carrying value of mortgage and other notes receivable, excluding an allowance for expected credit losses of $5,189,000, due from 11 borrowers. We are managed as one unit for internal reporting and decision making. Therefore, our reporting reflects our financial position and operations as a single segment.

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

The following tables summarize our investments in real estate and mortgage and other notes receivable as of and for the six months ended June 30, 2020 ($ in thousands):

	Properties	Beds/Sq. Ft.*		Revenue	%	Investment
Real Estate Properties
Senior Housing - Need-Driven
Assisted Living	93	5,088		$41,228	24.6%	$938,210
Senior Living Campus	14	1,976		12,219	7.3%	306,257
Total Senior Housing - Need-Driven	107	7,064		53,447	31.9%	1,244,467
Senior Housing - Discretionary
Independent Living	32	3,703		23,547	14.1%	599,321
Entrance-Fee Communities	11	2,707		29,664	17.7%	739,985
Total Senior Housing - Discretionary	43	6,410		53,211	31.8%	1,339,306
Total Senior Housing	150	13,474		106,658	63.7%	2,583,773
Medical Facilities
Skilled Nursing Facilities	72	9,433		40,331	24.1%	594,332
Hospitals	3	207		3,666	2.2%	55,971
Medical Office Buildings	2	88,517	*	334	0.2%	10,486
Total Medical Facilities	77			44,331	26.5%	660,789
Total Real Estate Properties	227			150,989	90.2%	$3,244,562
Income from properties sold				272
Escrow Funds Received From Tenants				3,183
Total Rental Income				154,444

Mortgage and Other Notes Receivable
Senior Housing - Need-Driven	10	543		2,904	1.8%	$71,247
Senior Housing - Discretionary	2	714		6,537	3.9%	175,286
Medical Facilities	4	270		318	0.2%	6,989
Other Notes Receivable	—	—		2,320	1.4%	51,797
Total Mortgage and Other Notes Receivable	16	1,527		12,079	7.3%	$305,319
Income from notes paid off				625
Other Income				123
Total Revenue				$167,271

Portfolio Summary	Properties	Revenue	%	Investment
Real Estate Properties	227	$150,989	92.6%	$3,244,562
Mortgage and Other Notes Receivable	16	12,079	7.4%	305,319
Total Portfolio	243	$163,068	100.0%	$3,549,881

Portfolio by Operator Type
Public	66	$34,850	21.4%	$511,293
National Chain (Privately-Owned)	28	29,703	18.2%	808,856
Regional	136	94,054	57.7%	2,109,932
Small	13	4,461	2.7%	119,800
Total Portfolio	243	$163,068	100.0%	$3,549,881

For the six months ended June 30, 2020, operators of facilities which provided more than 3% of our total revenues were (in alphabetical order): Bickford Senior Living; Chancellor Health Care; Discovery Senior Living; The Ensign Group; Health Services Management; Holiday Retirement; Life Care Services; National HealthCare Corporation; Senior Living Communities; and Senior Living Management.

As of June 30, 2020, our average effective annualized rental income was $8,740 per bed for SNFs, $12,399 per unit for SLCs, $16,232 per unit for ALFs, $12,719 per unit for ILFs, $22,507 per unit for EFCs, $39,092 per bed for hospitals, and $8 per square foot for MOBs.

Substantially all of our revenues and sources of cash flows from operations are from rents from operating leases and interest earned on mortgages and notes receivable. Revenues from these investments represent a primary source of liquidity to fund our distributions to stockholders and depend upon the performance of the operators. Operating difficulties experienced by our operators could have a material adverse effect on the ability of our operators to meet their financial and other contractual obligations to us, as well as on our results of operations. We monitor operator performance through periodic reviews of operating results for each facility, covenant compliance and property inspections, among other activities.

COVID-19 Pandemic

The World Health Organization declared coronavirus disease 2019 (“COVID-19”) a pandemic on March 11, 2020. The continually evolving pandemic has resulted in a widespread health crisis adversely affecting governments, businesses, and financial markets. In response to the COVID-19 pandemic, many state, local and federal agencies instituted various health and safety measures including temporary closures of many businesses, “shelter in place” orders, and social distancing guidelines that remain in place to some degree. The COVID-19 pandemic and related health and safety measures have created a significant strain on the operations of many of the Company’s tenants, operators and borrowers.

Revenues for the operators of our properties are significantly impacted by occupancy. Building occupancy rates will be adversely affected by the COVID-19 pandemic if it continues to cause sustained negative trends such as early resident move-outs, delays in admitting new residents, or other collateral events such as a weakening in the housing market, a typical funding source for our senior housing operators’ customers. In addition, actions our operators take to address outbreaks could materially increase their operating costs, including costs related to enhanced health and safety precautions among other measures. A decrease in occupancy or increase in costs could have a material adverse effect on the ability of our operators to meet their financial and other contractual obligations to us, including the payment of rent, as well as on our results of operations.

We collected approximately 100% of contractual rents due for the second quarter ended June 30, 2020 and approximately 97% of contractual rents due for July 2020. We have not granted any rent concessions to tenants as a result of the COVID-19 pandemic as of June 30, 2020. Effective July 1, 2020, we have agreed to defer $2,100,000 in rent due for the third quarter of 2020 from Bickford with half of the deferral being escrowed with the Company. We have also executed a non-binding letter of intent with Bickford to negotiate the potential sale to Bickford, or to other third parties, of nine properties currently leased to Bickford at a price in excess of the Company’s gross book value of approximately $76,658,000 as of June 30, 2020. Rental income from this portfolio for the six months ended June 30, 2020 totaled $4,464,000, including $151,000 in straight-line rent. Bickford’s obligation to repay the deferred rent will be forgiven and the escrowed funds returned provided the transaction is closed no later than December 31, 2020.

We are negotiating an agreement to defer a portion of rents for the remainder of 2020 with another tenant that would also grant the tenant the option to defer a portion of rents related to the first half of 2021. We have not agreed to grant rent relief to any other tenants. We will evaluate any rent deferral requests as a result of the COVID-19 pandemic on a tenant-by-tenant basis. The extent of future concessions we make as a result of the COVID-19 pandemic, which could have a material impact on our future operating results, cannot be reasonably or reliably projected by us at this time.

Fitch Ratings (“Fitch”) reaffirmed its BBB- and “Stable” outlook on the Company as an issuer as well as on its senior unsecured debt on July 1, 2020. S&P Global Ratings (“S&P Global”) also currently maintains a BBB- and “Stable” outlook on the Company. On July 9, 2020, we entered into a new one-year $100 million term loan bearing interest at a rate of 30-day LIBOR (with a 0.50% floor) plus 1.85% with a syndicate of banks. We have the right to extend the maturity by an additional year, subject to the payment of a 20 basis point extension fee. We had approximately $83,936,000 in unrestricted cash and cash equivalents on hand and $237,000,000 in availability under our unsecured revolving credit facility as of July 31, 2020. We believe this liquidity positions us to manage through the negative effects of the COVID-19 pandemic. Any reduction in outlook or downgrade in our credit ratings from the rating agencies could impact our costs of borrowings. However, we believe we continue to have access to additional debt sources and maintain availability under our at-the-market (“ATM”) equity issuance program and shelf registration statement to fund our future obligations, although no assurances can be made.

See “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for further information regarding the risks presented by the COVID-19 pandemic.

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

The determination of fair value and whether a shortfall in operating revenues or the existence of operating losses is indicative of a loss in value that is other than temporary involves significant judgment. Our estimates consider all available evidence including, as appropriate, the present value of the expected future cash flows discounted at market rates, general economic conditions and trends, the duration of the fair value deficiency, and any other relevant factors. When an economic downturn whose duration is expected to span a year or more is encountered, such as the potential impact of the COVID-19 pandemic, we consider projections about the length and impetus of an expected economic recovery before we conclude that evidence of impairment is likely to be other than temporary. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.

While we believe that the carrying amounts of our properties are recoverable and our notes receivable and other investments are realizable, it is possible that future events could require us to make significant adjustments or revisions to these estimates.

Investment Highlights

Since January 1, 2020, we have made or announced the following investments and related commitments ($ in thousands):

	Date	Properties	Asset Class	Amount
Lease Investments
Bickford Senior Living	January 2020	1	SHO	$15,100
Life Care Services	January 2020	1	SHO	134,892
Autumn Trace	May 2020	2	SHO	14,250

Note Investments
Timber Ridge OpCo	January 2020	1	SHO	5,000
Bickford Senior Living	January 2020	1	SHO	4,000
Bickford Senior Living	June 2020	1	SHO	14,200
Watermark Retirement	June 2020	2	SHO	5,000
				$192,442

Bickford

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

On June 30, 2020, we entered into a $14,200,000 construction loan agreement with Bickford to construct a 64-unit assisted living facility in Virginia, of which $1,471,000 was funded.

Life Care Services

On January 31, 2020 we acquired an 80% equity interest in a property company, NHI-LCS JV I, LLC (“Timber Ridge PropCo”), which owns a 401-unit Continuing Care Retirement Community (“CCRC”) located in Issaquah, Washington comprising 330 independent living units, 26 assisted living/memory care units and 45 skilled nursing beds. The same transaction conveyed to NHI a 25% equity interest in the newly formed operating company, Timber Ridge OpCo, LLC (“Timber Ridge OpCo”).

Total consideration for NHI’s interests in the combined venture was $124,989,000, comprised of the $59,350,000 remaining balance of a mortgage note initially funded in 2015, an additional loan of $21,650,000, and cash of $43,114,000 to Timber Ridge PropCo and $875,000 to Timber Ridge OpCo. Total debt due from Timber Ridge PropCo of $81,000,000, bears interest to NHI at 5.75%. LCS Timber Ridge LLC (“LCS”) paid $10,778,000 for its 20% equity stake in Timber Ridge PropCo and provided $2,625,000 for a 75% equity participation in Timber Ridge OpCo. To provide working capital in support of the CCRC’s entry-fee model, NHI agreed to supply a revolving line of credit permitting draws up to a maximum of $5,000,000.

The lease between Timber Ridge PropCo and Timber Ridge OpCo carries a rate of 6.75% for an initial term of seven years plus renewal options and has a CPI-based lease escalator, subject to floor and ceiling. Including interest payments on debt to NHI and our lease participation in the Timber Ridge PropCo, as detailed above, we expect to receive $8,216,000 in the first twelve months plus 25% of the remaining Timber Ridge OpCo cash flow. NHI’s contribution was allocated to our interest in the tangible assets of Timber Ridge PropCo with no material fair value allocated to Timber Ridge OpCo beyond our initial investment. The lease between Timber Ridge PropCo and Timber Ridge OpCo includes an “earn out” provision whereby Timber Ridge OpCo could become eligible for a payment of $10,000,000 based on the attainment of certain operating metrics.

Our investment in Timber Ridge OpCo was structured, to be compliant with the provisions of the REIT Investment Diversification and Empowerment Act of 2007 ("RIDEA") which permits us to receive rent payments through a triple-net lease between Timber Ridge PropCo and Timber Ridge OpCo and is designed to give us the opportunity to capture additional value on the improving performance of the operating company through distributions from the TRS. Accordingly, the TRS holds our 25% equity interest in Timber Ridge OpCo in order to provide an organizational structure that will allow the TRS to engage in a broad range of activities and share in cash flows that would otherwise be non-qualifying income under the REIT gross income tests.

Timber Ridge OpCo’s activities are managed through an "eligible independent contractor" subject to the oversight of Timber Ridge OpCo’s board. This organizational structure meets the requirements of Internal Revenue Code regulations for TRS entities. LCS is the managing member of Timber Ridge OpCo, although we have retained specific non-controlling rights. As a result of LCS’s retention of operations oversight and control over all day-to-day business matters, our participating influence at Timber Ridge OpCo does not amount to control of the entity.

Timber Ridge OpCo meets the criteria to be considered a variable interest entity based on ASC Topic 810, Consolidation. However, we are not the primary beneficiary of Timber Ridge OpCo as our participating rights do not give us the power to direct the activities that most significantly impact Timber Ridge OpCo’s economic performance. As a result, we report our investment in Timber Ridge OpCo under the equity method of accounting as prescribed by ASC Topic 970, Real Estate - General, Subtopic 323-30 Equity Method and Joint Ventures. Our equity share in the losses of Timber Ridge OpCo during the three months and six months ended June 30, 2020 was $848,000 and$1,290,000, respectively, and was recorded as a reduction in our carrying value of Timber Ridge OpCo. As of June 30, 2020, we have recognized our share of Timber Ridge OpCo’s operating losses in excess of our initial investment. These cumulative losses in excess of our basis of $414,000 are included in accounts payable and accrued expenses in our Condensed Consolidated Balance Sheets.

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

Watermark Retirement

On June 12, 2020, we provided a $5,000,000 loan commitment to Watermark Retirement to provide working capital liquidity in connection with the renewal of an existing lease on two continuing care retirement communities.

Asset Dispositions

In September 2019, we classified a portfolio of eight assisted living properties located in Arizona (4), Tennessee (3) and South Carolina (1) as held for sale, after the current tenant, Brookdale Senior Living, expressed an intention to exercise its purchase option on the properties. The purchase option called for the parties to split any appreciation on a 50/50 basis above $37,520,000. During the first quarter of 2020, NHI and the tenant agreed to a fair valuation of $41,000,000 for the properties, and, accordingly, on January 22, 2020, we disposed of the properties at the agreed price of $39,260,000. For the six months ended June 30, 2020 and 2019, we recognized $229,000 and $2,125,000, respectively, of rental income from this portfolio.

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

Other

Our leases are typically structured as “triple net leases” on single-tenant properties having an initial leasehold term of 10 to 15 years with one or more five-year renewal options. As such, there may be reporting periods in which we experience few, if any, lease renewals or expirations. During the six months ended June 30, 2020, we did not have any significant renewing or expiring leases.

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

We adjust rental income for the amortization of lease inducements paid to our tenants. Current outstanding commitments and contingencies are listed under our discussion of liquidity and capital resources. Amortization of these payments against revenues was $485,000 and $383,000 for the six months ended June 30, 2020 and 2019, respectively.

Tenant Concentration

As discussed in Note 3 to the condensed consolidated financial statements, we have four lessees (including their affiliated entities, which are the legal tenants) from whom we individually derive at least 10% of our rental income as follows ($ in thousands):

			Rental Income
		Investment	Six Months Ended June 30,				Lease
	Asset Class	Amount	2020		2019		Renewal
Senior Living Communities	EFC	$573,631	$23,863	16%	$23,077	16%	2029
Holiday Retirement	ILF	531,378	20,353	13%	20,106	14%	2035
Bickford Senior Living	ALF	534,376	26,130	17%	25,643	18%	Various
National HealthCare Corporation	SNF	171,297	18,904	12%	19,209	14%	2026
All others	Various	1,433,880	62,012	42%	52,899	38%	Various
		$3,244,562	$151,262		$140,934

The table above, for the six months ended June 30, 2020 and 2019, excludes $3,182,000 and $2,597,000, respectively, for certain property operating expenses (e.g. property tax and insurance) received from our tenants through escrow reimbursement. Straight-line rent of $3,328,000 and $3,294,000 was recognized from the Holiday lease for the six months ended June 30, 2020 and 2019, respectively. Straight-line rent of $2,135,000 and $2,115,000 was recognized from the Senior Living Communities lease for the six months ended June 30, 2020 and 2019, respectively. Straight-line rent of $1,505,000 and $2,607,000 was recognized from the Bickford leases for the six months ended June 30, 2020 and 2019, respectively. For NHC, rent escalations are based on a percentage increase in revenue over a base year and do not give rise to non-cash, straight-line rental income. The amounts in the table above are reflected with prior period amounts for properties transitioned to new operators or disposed being reclassified into the All others category.

For the six months ended June 30, 2020, approximately 24% of our revenue was derived from operators of our skilled nursing facilities who receive a significant portion of their revenue from governmental payors, primarily Medicare and Medicaid. Such revenues are subject annually to statutory and regulatory changes and in recent years have been reduced due to federal and state budgetary pressures. We have selectively diversified our portfolio by directing a significant portion of our investments into properties which do not rely primarily on Medicare and Medicaid reimbursement, but rather on private pay sources (assisted living and memory care facilities, senior living campuses, independent living facilities and entrance-fee communities). We will occasionally acquire skilled nursing facilities in good physical condition with a proven operator and strong local market fundamentals.

The following table summarizes the average portfolio occupancy for Bickford, Holiday and Senior Living Communities for the periods indicated, excluding development properties in operation less than 24 months, notes receivable, and properties transitioned to new operators or disposed. Bickford (SS) occupancy excludes properties that have been operated by Bickford for less than 24 months.

	Properties	2Q19	3Q19	4Q19	1Q20	2Q20	June 2020	July 2020
Bickford	47	84.6%	86.0%	86.3%	85.2%	82.5%	81.7%	81.7%
Bickford (SS)	42	86.5%	88.3%	88.5%	87.2%	84.2%	83.5%	83.5%
Senior Living Communities	9	81.2%	80.3%	80.4%	80.3%	79.1%	79.0%	79.2%
Holiday	26	88.7%	87.6%	87.0%	87.3%	83.5%	82.3%	80.7%

Tenant Monitoring

Our operators report to us the results of their operations on a periodic basis, which we in turn subject to further analysis as a means of monitoring potential concerns within our portfolio. We have identified EBITDARM (earnings before interest, taxes, depreciation, amortization, rent and management fees) as a primary performance measure for our tenants, based on results they have reported to us. We believe EBITDARM is useful in our most fundamental analyses, as it is a property-level measure of our operators’ success, by eliminating the effects of the operator’s method of acquiring the use of its assets (interest and rent), its non-cash expenses (depreciation and amortization), expenses that are dependent on its level of success (income taxes), and also excluding the effect of the operator’s payment of its management fees, as typically those fees are contractually subordinate to our lease payment. For operators of our entrance-fee communities, our calculation of EBITDARM includes other cash flow adjustments typical of the industry which may include, but are not limited to, net cash flows from entrance fees; amortization of deferred entrance fees; adjustments for tenant rent obligations, depreciation and amortization; and management fee true-ups. The eliminations and adjustments reflect covenants in our leases and provide a comparable basis for assessing our various relationships.

We believe that EBITDARM is a useful way to analyze the cash potential of a group of assets. From EBITDARM we calculate a coverage ratio (EBITDARM/Cash Rent), measuring the ability of the operator to meet its monthly obligation. In addition to EBITDARM and the coverage ratio, we rely on a careful balance sheet analysis and other analytical procedures to help us identify potential areas of concern relative to our operators’ ability to generate sufficient liquidity to meet their obligations, including their obligation to continue to pay the amount due to us. Typical among our operators is a varying lag in reporting to us the results of their operations. Across our portfolio, however, our operators report their results, typically within either 30 or 45 days and at the latest, within 90 days of month’s end. For computational purposes, we exclude development and lease-up properties that have been in operation less than 24 months and selected immaterial properties identified in 2019 as available for sale and subsequently sold in the first quarter of 2020. For stabilized acquisitions in the portfolio less than 24 months and renewing leases with changes in scheduled rent, we include pro forma cash rent. Same-store portfolio coverage excludes properties that have transitioned operators in past 24 months.

The results of our coverage ratio analysis are presented below on a trailing twelve-month basis, as of March 31, 2020 and 2019 (the most recent periods available):

Total Portfolio

By asset type	SHO	SNF	HOSP	MOB	TOTAL
Properties	133	74	3	2	212
1Q19	1.19x	2.68x	1.85x	2.28x	1.64x
1Q20	1.18x	2.81x	2.11x	6.22x	1.69x

Market served	Need Driven	Need Driven excl. Bickford	Discretionary	Discretionary excl. SLC & Holiday	Medical	Medical excl. NHC
Properties	94	47	39	4	79	37
1Q19	1.13x	1.17x	1.24x	1.65x	2.60x	1.72x
1Q20	1.13x	1.15x	1.23x	1.74x	2.77x	2.01x

Major tenants	NHC[1]	SLC	Bickford	Holiday
Properties	42	9	47	26
1Q19	3.76x	1.14x	1.10x	1.20x
1Q20	3.79x	1.06x	1.10x	1.20x

Same-Store Portfolio

By asset type	SHO	SNF	HOSP	MOB	Total
Properties	120	74	2	2	198
1Q19	1.20x	2.68x	1.53x	2.28x	1.66x
1Q20	1.19x	2.81x	1.48x	6.22x	1.70x

Market served	Need Driven	Need Driven excl. Bickford	Discretionary	Discretionary excl. SLC & Holiday	Medical	Medical excl. NHC
Properties	82	40	38	3	78	36
1Q19	1.16x	1.18x	1.24x	1.67x	2.61x	1.67x
1Q20	1.15x	1.14x	1.23x	1.82x	2.76x	1.93x

Major tenants	NHC[1]	SLC	Bickford	Holiday
Properties	42	9	42	26
1Q19	3.76x	1.14x	1.14x	1.20x
1Q20	3.79x	1.06x	1.15x	1.20x
1 NHC based on corporate-level FCCR and includes 3 independent living facilities

Fluctuations in portfolio coverage are a result of market and economic trends, local market competition, and regulatory factors as well as the operational success of our tenants. We use the results of individual leases to inform our decision making with respect to specific tenants, but trends described above by property type and operator bear analysis. Our senior housing portfolio shows a decline brought about primarily by a softening in occupancy and lower net entrance-fees within particular markets, as well as rising wage pressures. Additionally, the COVID-19 pandemic in the U.S. has further softened coverage for these operators as well as across our portfolio. For many of the affected operators, as is typical of our portfolio in general, NHI has security deposits in place and/or corporate guarantees should actual cash rental shortfalls eventually materialize. In certain instances, our operators may increase their security deposits with us in an amount equal to the coverage shortfall, and, upon subsequent compliance with the required lease coverage ratio, the operator would then be entitled to a full refund. The sufficiency of credit enhancements (e.g. tenant deposits and guarantees) as a protection against economic downturn will be a focus as the economic effects of the pandemic continue. The metrics presented in the tables above give no effect to the presence of these security deposits. Each MOB’s coverage is driven by the underlying performance of its on-campus hospital as the tenant or guarantor under the lease. As a result, it is typical for MOB operations to have large fluctuations in coverage resulting from hospital operations.

Other Portfolio Activity

Tenant Transitioning

As of June 30, 2020, we had nine properties that have been transitioned to five new tenants following a period of non-compliance by the former operators. The leases with the new operators specify periods during which rental income is based on net operating income, after deduction of management fees. We recognized rental income from these properties of $1,269,000 and $2,824,000 for the three and six months ended June 30, 2020, respectively and $506,000 and $1,208,000 for the three and six months ended June 30, 2019, respectively.

The following table summarizes the transition properties during the six months ended June 30, 2020:

			Occupancy[1]
Facility Name (New Tenant)	Units	State	September 2019	December 2019	March 2020	June 2020
Discovery Commons of College Park	148	IN	16.2%	15.5%	16.0%	14.2%
The Charlotte (SLC)	99	NC	12.8%	20.8%	28.5%	34.8%
Maybelle Carter (Vitality)	135	TN	78.5%	80.1%	82.2%	77.3%
Chancellor TX-IL portfolio	196	IL/TX	66.0%	65.9%	67.1%	57.2%
Beaver Dam Assisted Living (BAKA)	120	WI	68.3%	66.9%	68.3%	61.7%
	698		50.7%	51.7%	53.9%	49.6%
1 Monthly Average

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

We have a net investment of $10,075,000 in an acute care hospital leased to Quorum Health Corporation (“Quorum”) pursuant to a triple-net lease that expires in June 2022. Quorum filed for Chapter 11 bankruptcy in April 2020. As a result, the Company wrote off straight-line rent receivable under the lease of $380,000 in the first quarter of 2020 and began recognizing revenues under the lease as cash is received. In July 2020 Quorum completed its bankruptcy restructuring and continues to operate the hospital while timely paying its rent under the lease, which totaled $1,751,000 for the six months ended June 30, 2020.

Our consolidated financial statements for the three and six months ended June 30, 2020 do not reflect any significant impairment of our long-lived assets as a result of the COVID-19 pandemic or other factors. We have no significant intangible assets currently recorded on our balance sheet that would require assessment for impairment.

Effective January 1, 2020, we adopted ASU 2016-13, Financial Instruments – Credit Losses, which broadened the information we must consider in developing our expected credit loss estimates to include forecasted economic information in addition to our historical experience. We have established a reserve for estimated credit losses of $5,189,000 and a liability of $231,000 for estimated credit losses on unfunded loan commitments as of June 30, 2020. We evaluate the reserves for estimated credit losses on a quarterly basis and make adjustments based on current circumstances as considered necessary.

We believe that the carrying amounts of our real estate properties are recoverable and that mortgage and other notes receivable are realizable and supported by the value of the underlying collateral. However, it is possible that future events could require us to make significant adjustments to these carrying amounts.

Results of Operations

The significant items affecting revenues and expenses are described below (in thousands):

	Three Months Ended
	June 30,		Period Change
	2020	2019	$	%
Revenues:
Rental income
CCRC leased to Timber Ridge OpCo	$2,276	$—	$2,276	NM
SHOs leased to Discovery Senior Living	3,039	1,569	1,470	NM
ALFs leased to Bickford Senior Living	12,374	11,553	821	7.1%
ALFs leased to 41 Management	434	—	434	NM
EFCs leased to Senior Living Communities	10,858	10,488	370	3.5%
SNF leased to Ignite Team Partners	342	—	342	NM
ALFs leased to Comfort Care Senior Living	774	548	226	41.2%
Other new and existing leases	40,972	40,023	949	2.4%
Current year disposals	—	1,584	(1,584)	(100.0)%
	71,069	65,765	5,304	8.1%
Straight-line rent adjustments, new and existing leases	5,218	5,307	(89)	(1.7)%
Escrow funds received from tenants for property taxes and insurance	1,630	1,506	124	8.2%
Total Rental Income	77,917	72,578	5,339	7.4%
Interest income and other
Life Care Services mortgages and construction loans	2,770	1,861	909	48.8%
Senior Living Communities mortgage and other notes	1,136	471	665	NM
Bickford construction loans	677	277	400	NM
Current year note payoffs	—	1,670	(1,670)	NM
Other new and existing mortgages and notes	1,603	1,209	394	32.6%
Total Interest Income from Mortgage and Other Notes	6,186	5,488	698	12.7%
Other income	71	30	41	NM
Total Revenues	84,174	78,096	6,078	7.8%
Expenses:
Depreciation
CCRC leased to Timber Ridge OpCo	937	—	937	NM
SHOs leased to Discovery Senior Living	1,384	786	598	76.1%
SHOs leased to Senior Living Communities	3,853	3,710	143	3.9%
Other new and existing assets	14,673	14,524	149	1.0%
Total Depreciation	20,847	19,020	1,827	9.6%
Interest	13,557	13,746	(189)	(1.4)%
Payroll and related compensation expenses	1,471	1,396	75	5.4%
Non-cash stock-based compensation expense	470	477	(7)	(1.5)%
Loan and realty gains	(380)	—	(380)	NM
Property taxes and insurance on leased properties	1,450	1,506	(56)	(3.7)%
Other expenses	1,486	1,973	(487)	(24.7)%
Total Expenses	38,901	38,118	783	2.1%
Loss from equity-method investee	(848)	—	(848)	NM
Net income	44,425	39,978	4,447	11.1%
Less: net (income) loss attributable to noncontrolling interest	(57)	1	(58)	NM
Net income attributable to common stockholders	$44,368	$39,979	$4,389	11.0%

NM - not meaningful

Financial highlights of the quarter ended June 30, 2020, compared to the same quarter of 2019 were as follows:

•The rental income received from our tenants increased by $5,304,000, or 8.1%, primarily due to the impact of new investments since June 2019. Included in the year-over-year increase in rental income, escrow funds received from tenants totaling $1,630,000 were used to pay certain property operating expenses (e.g. property taxes and insurance), which is typical of triple net leases.

•Interest income from mortgage and other notes increased $698,000, or 12.7%, primarily due to interest income received on loans to Life Care Services, Senior Living Communities and Bickford Senior Living.

•Depreciation expense increased $1,827,000 primarily due to new real estate investments completed since June 2019.

•As part of our current period assessment of expected credit losses, we recorded a $380,000 decrease in our credit loss reserve which is included in loan and realty (gains) losses in our Condensed Consolidated Statements of Income.

•The following table summarizes our stabilizing real estate recently transitioned to new tenants ($ in thousands):

	Three Months Ended
	June 30,		Period Change
	2020	2019	$	%
Revenues:
Rental income
SHOs leased to Chancellor Health Care	$287	$287	$—	—%
SHO leased to Senior Living Communities	39	—	39	NM
SHO leased to Discovery Senior Living	31	—	31	NM
SLC leased to Vitality Senior Living	105	69	36	52.2%
ALF leased to BAKA Enterprises	180	150	30	20.0%
Straight-line rent adjustments	626	—	626	NM
Total Rental Income	1,268	506	762	NM
Expenses:
Depreciation
SHOs leased to Chancellor Health Care	406	406	—	—%
SHO leased to Senior Living Communities	153	121	32	26.4%
SHO leased to Discovery Senior Living	171	171	—	—%
SLC leased to Vitality Senior Living	158	154	4	2.6%
ALF leased to BAKA Enterprises	135	145	(10)	(6.9)%
Total Depreciation	1,023	997	26	2.6%
Legal	(22)	99	(121)	NM
Franchise, excise and other taxes	(15)	528	(543)	NM
	986	1,624	(638)	(39.3)%
Net income (loss)	$282	$(1,118)	$1,400	NM

The significant items affecting revenues and expenses are described below (in thousands):

	Six Months Ended
	June 30,		Period Change
	2020	2019	$	%
Revenues:
Rental income
CCRC leased to Timber Ridge OpCo	$3,794	$—	$3,794	NM
SHOs leased to Discovery Senior Living	6,030	2,442	3,588	NM
ALFs leased to 41 Management	823	—	823	NM
ALFs leased to Bickford Senior Living	24,625	23,817	808	3.4%
EFCs leased to Senior Living Communities	21,728	20,962	766	3.7%
SHOs leased to Chancellor Health Care	4,971	4,264	707	16.6%
ALFs leased to Comfort Care Senior Living	1,541	858	683	79.6%
Other new and existing leases	77,355	75,668	1,687	2.2%
Current year disposals	—	2,388	(2,388)	NM
	140,867	130,399	10,468	8.0%
Straight-line rent adjustments, new and existing leases	10,395	10,535	(140)	(1.3)%
Escrow funds received from tenants for property taxes and insurance	3,182	2,597	585	22.5%
Total Rental Income	154,444	143,531	10,913	7.6%
Interest income and other
Senior Living Communities mortgage and other notes	2,276	885	1,391	NM
Bickford construction loans	1,261	479	782	NM
41 Management mortgage and construction loans	595	8	587	NM
Bickford construction loan payoffs	—	1,217	(1,217)	NM
Life Care Services mortgages and construction loans	5,352	5,609	(257)	(4.6)%
Other existing mortgages and notes	3,220	2,409	811	33.7%
Total Interest Income from Mortgage and Other Notes	12,704	10,607	2,097	19.8%
Other income	123	66	57	86.4%
Total Rental Income	167,271	154,204	13,067	8.5%
Expenses:
Depreciation
CCRC leased to Timber Ridge OpCo	1,562	—	1,562	NM
SHOs leased to Discovery Senior Living	2,767	1,269	1,498	NM
ALFs leased to 41 Management	337	—	337	NM
EFCs leased to Senior Living Communities	7,705	7,419	286	3.9%
Other new and existing assets	28,919	28,823	96	0.3%
Total Depreciation	41,290	37,511	3,779	10.1%
Interest	27,697	27,264	433	1.6%
Payroll and related compensation expenses	2,986	2,599	387	14.9%
Non-cash stock-based compensation expense	2,315	2,478	(163)	(6.6)%
Loan and realty losses	1,195	2,500	(1,305)	(52.2)%
Property taxes and insurance on leased properties	3,002	2,597	405	15.6%
Other expenses	3,015	3,598	(583)	(16.2)%
Total Expenses	81,500	78,547	2,953	3.8%
Loss from equity method investment	(1,290)	—	(1,290)	NM
Gains on sales of real estate	21,007	—	21,007	NM
Net income	105,488	75,657	29,831	39.4%
Less: net (income) loss attributable to noncontrolling interest	(96)	1	(97)	NM
Net income attributable to common stockholders	$105,392	$75,658	$29,734	39.3%

NM - not meaningful

Financial highlights of the six months ended June 30, 2020, compared to the same period in 2019 were as follows:

•Rental income received from our tenants increased $10,468,000, or 8.0%, primarily as a result of new investments funded since June 2019. Included in the year-over-year increase in rental income, funds received from tenants totaling $3,182,000 were used to pay certain property operating expenses (e.g. property taxes and insurance), which is typical of triple net leases.
•Interest income from mortgage and other notes increased $2,097,000, primarily due to interest income received on loans to Senior Living Communities, Bickford Senior Living and 41 Management.

•Depreciation expense increased $3,779,000 primarily due to new real estate investments completed since June 2019.

•Interest expense increased $433,000 primarily as a result of additional borrowings on our revolving credit facility.

•Payroll and related compensation expenses increased $387,000 due primarily to several new employees added during the first half of 2020.

•As part of our assessment of expected credit losses, we recorded a $1,195,000 increase in our credit loss reserve for the six months ended June 30, 2020, which is included in loan and realty (gains) losses in our Condensed Consolidated Statements of Income. Loan and realty losses of $2,500,000 represent a write-down recognized in 2019 related to two facilities classified as held for sale and subsequently sold in the first quarter of 2020.

•The following table summarizes our real estate under lease to transitioning tenants (in thousands):

	Six Months Ended
	June 30,		Period Change
	2020	2019	$	%
Revenues:
Rental income
SHOs leased to Chancellor Health Care	$875	$287	$588	NM
SHO leased to Senior Living Communities	91	—	91	NM
SHO leased to Discovery Senior Living	31	—	31	NM
SLC leased to Vitality Senior Living	185	145	40	27.6%
ALF leased to BAKA Enterprises[1]	330	775	(445)	(57.4)%
Straight-line rent adjustments	1,312	—	1,312	NM
Total Revenues	2,824	1,207	1,617	NM
Expenses:
Depreciation
SHOs leased to Chancellor Health Care	811	811	—	—%
SHO leased to Senior Living Communities	306	243	63	25.9%
SHO leased to Discovery Senior Living	342	342	—	—%
SLC leased to Vitality Senior Living	314	308	6	1.9%
ALF leased to BAKA Enterprises	269	291	(22)	(7.6)%
Total Depreciation	2,042	1,995	47	2.4%
Legal	(11)	133	(144)	NM
Franchise, excise and other taxes	—	828	(828)	NM
	2,031	2,956	(925)	(31.3)%
Net income (loss)	$793	$(1,749)	$2,542	NM

[1] includes $625,000 received during 2019 as a settlement payment

Liquidity and Capital Resources

At June 30, 2020, we had $137,000,000 available to draw on our revolving credit facility, $46,853,000 in unrestricted cash and cash equivalents, and the potential to access capital through the issuance of common stock under the Company’s $500 million ATM equity program. In addition, the Company maintains an effective automatic shelf registration statement through which capital could be raised via the issuance of debt and or equity securities.

On July 9, 2020, we entered into a new one-year $100 million term loan bearing interest at a rate of 30-day LIBOR (with a 50 basis point floor) plus 185 basis points with a syndicate of banks. We have the right to extend the maturity by an additional year subject to the payment of a 20 basis point extension fee. The proceeds from this loan were used to repay amounts outstanding on the unsecured revolving credit facility.

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

These sources and uses of cash are reflected in our Condensed Consolidated Statements of Cash Flows as summarized below ($ in thousands):

	Six Months Ended June 30,		One Year Change
	2020	2019	$	%
Cash and cash equivalents and restricted cash, January 1	$15,669	$9,912	$5,757	58.1%
Net cash provided by operating activities	116,809	126,914	(10,105)	(8.0)%
Net cash used in investing activities	(80,125)	(268,029)	187,904	(70.1)%
Net cash provided by financing activities	13,065	147,741	(134,676)	NM
Cash and cash equivalents and restricted cash, June 30	$65,418	$16,538	$48,880	NM

Operating Activities – Net cash provided by operating activities for the six months ended June 30, 2020 was favorably impacted by new real estate investments in 2019 and 2020, an increase in lease payment collections arising from escalators on existing leases and previously funded lease incentives.

Investing Activities – Net cash used in investing activities for the six months ended June 30, 2020 was comprised primarily of $133,089,000 of investments in real estate and notes, and was offset by the collection of principal on mortgage and other notes receivable of $14,579,000 and $39,260,000 in proceeds from the disposition of real estate.

Financing Activities – Net cash provided by financing activities for the six months ended June 30, 2020 compared to the same period in 2019 is primarily the result of $113,000,000 in net proceeds drawn on the revolving credit facility and dividend payments which increased $7,983,000 over the same period in 2019. During the first quarter of 2019, we received $47,854,000 in net proceeds from issuance of common stock.

Debt Obligations

Reference Note 6 to the condensed consolidated financial statements for additional information about our outstanding indebtedness. Also, reference “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for more details on our indebtedness and the impact of interest rate risk.

Unsecured Bank Credit Facility - Our bank credit facility derives from the Credit Agreement dated as of August 3, 2017 (the “2017 Agreement”), and the Term Loan Agreement dated as of September 17, 2018 (the “2018 Agreement”). Together these agreements establish our unsecured $1,100,000,000 bank credit facility, which consists of $250,000,000 and $300,000,000 term loans and a $550,000,000 revolving credit facility. The $250,000,000 term loan and $550,000,000 revolving facility mature in August 2022, and the $300,000,000 term loan is set to mature in September 2023. With the 2018 Agreement, we converted $300,000,000 of debt initially drawn on our revolving facility into a five-year term loan.

The revolving facility fee is currently 20 basis points per annum, and based on our current leverage ratios, the facility presently provides for floating interest on the revolver and the term loans at 30-day LIBOR plus 120 bps and a blended 132 bps, respectively. At June 30, 2020 and December 31, 2019, 30-day LIBOR was 16 and 176 bps, respectively. Through June 2020, the Company utilized $610 million in interest rate swaps, designated as cash flow hedges, to fix the variable interest rate on the amounts outstanding on our term loans and revolving credit facility. On June 29 and 30, 2020, $80 million and $130 million of these hedges expired. As of June 30, 2020, we had $563 million of outstanding variable rate debt exposed to interest rate risk through December 2021, at which time our remaining hedges expire. Our swaps and the financial instruments to which they relate are described in the table below, under the caption “Interest Rate Swap Agreements.” The current interest spreads and facility fee reflect our leverage-ratio compliance based on the applicable margin for LIBOR loans, measuring debt to “Total Asset Value,” at Level 3 in the Interest Rate Schedule provided below in summary format:

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

The 2017 Agreement requires that we calculate specified financial statement metrics and meet or exceed a variety of financial ratios, which are usual and customary in nature. These ratios are calculated quarterly and as of June 30, 2020, were within required limits. The calculation of our leverage ratio involves intermediate determinations of our “total indebtedness” and of our “total asset value,” as defined. As discussed below in connection with our leverage-based LIBOR Margin schedule, under provisions of which we are given credit for collateral based on cash rental revenue (capitalized at standard rates based on asset class), if we experience significant declines in rent collections, we could shift to Level 4 or beyond, resulting in significant additional interest expense.

Aside from a more favorable rate, the 2018 Agreement generally calls for the same covenants and financial statement metrics required for compliance with terms of the 2017 Agreement. Although we are currently eligible under the 2017 and 2018 Agreements to transact in our unsecured bank credit facilities at the respective scheduled rates represented by Level 3, the movement of our leverage ratio into Level 4 at current levels of debt would result in additional annual interest charges of $1,032,000, assuming an average revolver balance of approximately $413,000,000. Further movement of our leverage ratio beyond levels currently contemplated by management would be subject to escalating increases in interest. If, in addition to changes in the leverage ratio, certain qualitative indicators of our risk profile were to materially change, further interest-rate escalations may result.

We remain in compliance with all debt covenants under the unsecured bank credit facility and other debt agreements.

Convertible Senior Notes - As of June 30, 2020, our $60,000,000 of senior unsecured convertible notes were convertible at a rate of 14.80 shares of common stock per $1,000 principal amount, representing a conversion price of approximately $67.58 per share for a total of 887,856 shares on the remaining $60,000,000 of senior unsecured convertible notes. For the three and six months ended June 30, 2020, there was no dilution resulting from the conversion option within our convertible debt. If NHI’s current share price increases above the adjusted $67.58 conversion price, dilution may become attributable to the conversion feature. At June 30, 2020, the face amount of the convertible debt exceeded its value on conversion, when value on conversion was computed as if the debt were immediately eligible to convert.

We may continue from time to time to seek to retire or purchase some of our outstanding convertible notes through cash open market purchases, privately negotiated transactions or otherwise. The amounts and timing of further repurchases or exchanges, if any, will be dependent on prevailing market conditions, liquidity requirements, contractual restrictions and other factors.

Debt Maturities - Reference Note 6 to the condensed consolidated financial statements for more information on our debt maturities.

Credit Ratings - Both Fitch and S&P Global announced on November 2019 a public issuer credit rating of BBB- with an outlook of “Stable” to us as an issuer as well as on our senior unsecured debt. Fitch confirmed its rating most recently on July 1, 2020. Our unsecured bank credit facility includes an option to shift from the leverage-based LIBOR margin schedule in the table above to a ratings-based LIBOR margin schedule. Shifting to a ratings-based LIBOR margin schedule potentially reduces volatility of our interest cost during periods of time when our leverage may fluctuate modestly. Our decision to move to a ratings-based margin schedule will be based on several factors including the relative cost of the ratings-based versus leverage-based margin schedules and our desire to have a more stable interest cost if our leverage modestly changes as compared to the existing leverage-based margin schedule. Our unsecured private placement term loan agreements include a rate increase provision that is effective if any rating agency lowers our credit rating below investment grade and our compliance leverage increases to 50% or more.

Reference Rate Reform - LIBOR is scheduled for discontinuation by December 2021. In the United States, the Alternative Reference Rates Committee, a group convened by the Federal Reserve Board and the Federal Reserve Bank of New York has identified the Secured Overnight Financing Rate as its preferred alternative rate for USD LIBOR. The Company continues to monitor the establishment of a new replacement index with the assistance of its banking advisors. In June 2020 interest rate swaps on $210,000,000 of our LIBOR-based variable rate debt expired. We may choose not to hedge our LIBOR positions for the relatively short duration remaining during which LIBOR may be referenced.

If a suitable replacement to LIBOR is not identified, bank facilities provide for rate alternatives which have historically been disadvantageous. Upon the discontinuation of LIBOR, the imposition of a new index rate may materially change interest expense and the credit spread, relative to that determined under the Company’s original pricing structure. However, with a public issuer credit rating and our shelf registration statement filed in March 2020, the Company is positioned to access the public bond market, which would reduce the Company’s exposure to LIBOR-based financial instruments.

Debt Metrics - We believe that our fixed charge coverage ratio, which is the ratio of Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, including amounts in discontinued operations, excluding real estate asset impairments and gains on dispositions) to fixed charges (interest expense at contractual rates net of capitalized interest and principal payments on debt), and the ratio of consolidated net debt to Adjusted EBITDA are meaningful measures of our ability to service our debt. We use these two measures as a useful basis to compare the strength of our balance sheet with those in our peer group. We also believe our balance sheet strength gives us a competitive advantage when accessing debt markets.

We calculate our fixed charge coverage ratio as approximately 5.8x for the six months ended June 30, 2020 (see our discussion under the heading Adjusted EBITDA including a reconciliation to our net income). Giving effect to our acquisitions and financings on an annualized basis, our consolidated net debt to Annualized Adjusted EBITDA ratio is approximately 4.8x for the three months ended June 30, 2020 (in thousands):

Consolidated Total Debt	$1,554,241
Less: cash and cash equivalents	(46,853)
Consolidated Net Debt	$1,507,388

Adjusted EBITDA	$78,594
Annualizing Adjustment	235,782
Annualized impact of recent investments	1,011
$315,387

Consolidated Net Debt to Annualized Adjusted EBITDA	4.8x

Interest Rate Swap Agreements

To mitigate our exposure to interest rate risk, we have in place the following interest rate swap contracts in place to hedge against floating rates on our bank term loans and a portion of our revolving credit facility as of June 30, 2020 ($ in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value (Liability)
June 2013	June 2020	2.11%	1-month LIBOR	$80,000	$—
March 2014	June 2020	2.16%	1-month LIBOR	$130,000	$—
March 2019	December 2021	2.22%	1-month LIBOR	$100,000	$(3,143)
March 2019	December 2021	2.21%	1-month LIBOR	$100,000	$(3,163)
June 2019	December 2021	1.61%	1-month LIBOR	$150,000	$(3,316)
June 2019	December 2021	1.63%	1-month LIBOR	$50,000	$(1,115)

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

Equity

At June 30, 2020 we had 44,650,002 shares of common stock outstanding with a market value of $2,711,148,000. Equity on our Condensed Consolidated Balance Sheet totaled $1,503,469,000.

Dividends - We manage our business with a goal of increasing the regular annual dividends paid to stockholders. Our Board of Directors approves a regular quarterly dividend which is reflective of expected taxable income on a recurring basis. Taxable income is determined in accordance with the Internal Revenue Code and differs from net income for financial statements purposes determined in accordance with U.S. generally accepted accounting principles. Our goal of increasing annual dividends requires a careful balance between identification of high-quality lease and mortgage assets in which to invest and the cost of our capital with which to fund such investments. We consider the competing interests of short and long-term debt (interest rates, maturities and other terms) versus the higher cost of new equity. We accept some level of risk associated with leveraging our investments. We intend to continue to make new investments that meet our underwriting criteria and where the spreads over our cost of capital will generate sufficient returns to our stockholders.

We intend to comply with REIT dividend requirements that we distribute at least 90% of our annual taxable income for the year ending December 31, 2020 and thereafter. Historically, the Company has distributed at least 100% of annual taxable income. Dividends declared for the fourth quarter of each fiscal year are paid by the end of the following January and are, with some exceptions, treated for tax purposes as having been paid in the fiscal year just ended as provided in IRS Code Sec. 857(b)(8).

The following table summarizes dividends declared by the Board of Directors or paid during the six months ended June 30, 2020 and 2019:

Six Months Ended June 30, 2020
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
November 7, 2019	December 31, 2019	January 31, 2020	$1.05
February 19, 2020	March 30, 2020	May 8, 2020	$1.1025
June 15, 2020	June 30, 2020	August 7, 2020	$1.1025

Six Months Ended June 30, 2019
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
December 17, 2018	December 28, 2018	January 31, 2019	$1.00
February 19, 2019	March 29, 2019	May 10, 2019	$1.05
May 7, 2019	June 28, 2019	August 9, 2019	$1.05

At-the-Market Equity Program - We maintain an ATM program which allows us to sell our common stock directly into the market. In March 2020 the Company entered into a new ATM equity offering sales agreement pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $500 million of the Company’s common shares through the ATM equity program. The Company terminated its previously existing ATM equity program, dated February 22, 2017, upon entering into the new agreement. During 2019, we issued 1,209,522 common shares, with an average price of $80.58 for shares sold, resulting in net proceeds during the year of $95,774,000. No sales have been made under the ATM program for the six months ended June 30, 2020.

Shelf Registration Statement - In March 2020, the Company filed an automatic shelf registration statement with the Securities and Exchange Commission that allows the Company to offer and sell to the public an unspecified amount of common stock, preferred stock, debt securities, warrants and or units at prices and on terms to be announced when and if such securities are offered. The details of any future offerings, along with the use of proceeds from any securities offered, will be described in a prospectus supplement or other offering materials, at the time of offering.

Off Balance Sheet Arrangements

As part of the Timber Ridge transaction in January 2020, we acquired the property subject to trust liens previously granted to residents of Timber Ridge. Beginning in 2008, the initial residents of Timber Ridge executed loans to the then owner/operators which were backed by a Deed of Trust and Indenture of Trust (the “Deed and Indenture”) for the benefit of the trustee (now Wilmington Trust, N.A., “Trustee”) on behalf of all the residents who made loans to the owner/operator in accordance with a resident agreement. The Deed and Indenture granted a security interest in the Timber Ridge property to secure the loans made by the residents of the property. Subsequent to these early transactions, the repayment obligation with respect to “new” loans made to the owner/operator was no longer secured by the Timber Ridge property under the Deed and Indenture.

Our entry into the Timber Ridge transaction involved the separation of the existing owner/operator configuration into property and operating companies. Accomplishing the split required the allocation of assets and liabilities of the previously unified entity. Timber Ridge PropCo acquired the Timber Ridge property, subject to the resident mortgages secured by the Deed and Indenture. Accordingly, the remaining outstanding “old” loans made by the residents are still secured by a security interest in the Timber Ridge property. The trustee for all of the residents who made “old” loans in accordance with the resident agreements, entered into a subordination agreement concurrent with our acquisition, pursuant to which the Trustee acknowledged and confirmed that the security interests created under the Deed and Indenture were subordinate to any security interests granted in connection with the loan made by NHI to Timber Ridge PropCo.

With the periodic settlement of some of the outstanding resident loans in the normal course of entrance-fee operations, the balance secured by the Deed and Indenture at the date of our acquisition on January 31, 2020, had been reduced to $20,063,000 and was further reduced to $17,530,000 at June 30, 2020. By terms of the resident loan assumption agreement, during the term of the lease (7 years with two renewal options), Timber Ridge OpCo is to indemnify Timber Ridge PropCo for any repayment by Timber Ridge PropCo of these liabilities under the guarantee. NHI expects that no eventual outflow of cash will result from Timber Ridge PropCo’s secondary obligation as guarantor under the resident mortgages. Accordingly, no liability was recorded on NHI’s books for the guarantee obligation upon acquisition and as of June 30, 2020.

As described in Note 2 to the condensed consolidated financial statements, our leases, mortgages and other notes receivable with certain unconsolidated entities represent variable interests in those enterprises. However, because we do not control these entities, nor do we have any role in their day-to-day management, we are not their primary beneficiary and therefore do not consolidate their financial statements. Except as discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, under Contractual Obligations and Contingent Liabilities, we have no further material obligations arising from our transactions with these entities, and we believe our maximum exposure to loss at June 30, 2020, due to this involvement would be limited to our contractual commitments and contingent liabilities and the amount of our current investments with them, as detailed further in Notes 2, 3, 5 and 7 to the condensed consolidated financial statements. As of June 30, 2020, we furnished no direct support to any of these entities.

In March 2014 we issued convertible notes, which have a carrying amount of $59,833,000 as of June 30, 2020, with the conversion feature intended to broaden the Company’s credit profile and as a means to obtain a more favorable coupon rate. For this feature we calculate the dilutive effect using market prices prevailing over the reporting period. Because the dilution calculation is market-driven, and per share guidance we provide is based on diluted amounts, the theoretical effects of the conversion feature result in per share unpredictability.

Additional disclosure requirements also give widely ranging results depending on market price variability. The notes will be freely convertible in the last six months of their contractual life, beginning in the fourth quarter of 2020; however, generally accepted accounting principles require us to periodically report the amount by which the notes’ convertible value exceeds their principal amount, without regard to the current availability of the conversion feature. Further, the mechanics of the calculation require the use of an end-of-period stock price, so that the face amount of the convertible debt exceeded its value on conversion at June 30, 2020, whereas the use of another price point would give a different result.

The conversion feature is generally available to the noteholders entering the last six months of the notes’ term but may also become actionable if the market price of NHI’s common stock should, for 20 of 30 consecutive trading days within a calendar quarter, sustain a level in excess of 130% of the adjusted conversion price, or $87.85 per share, down from $93.55 per share, initially. The notes are “optional net-share settlement” instruments, meaning that NHI has the ability and intent to settle the principal amount of the indebtedness in cash, with possible dilutive share issuances for any excess, at NHI’s option. Settlement of the notes requires management to allocate the consideration we ultimately pay between the debt component and the equity conversion feature as though they were separate instruments. The allocation is effected by valuing the debt component first, with any remainder allocated to the conversion feature. Amounts expended to settle the notes will be recognized first as a settlement of the notes at par and then will be recognized in income to the extent the portion allocated to the debt instrument differs from par value. The remainder of the allocation, if any, will be treated as settlement of equity and adjusted through our paid in capital account.

Contractual Obligations and Contingent Liabilities

For our contractual obligations as of December 31, 2019, see our Management’s Discussion and Analysis contained in our Form 10-K for the year ended December 31, 2019.

Commitments and Contingencies

The following tables summarize information as of June 30, 2020 related to our outstanding commitments and contingencies which are more fully described in the notes to the condensed consolidated financial statements ($ in thousands).

	Asset Class	Type	Total	Funded	Remaining
Loan Commitments:
LCS Sagewood Note A	SHO	Construction	$118,800	$(82,689)	$36,111
LCS Sagewood Note B	SHO	Construction	61,200	(61,200)	—
Bickford Senior Living	SHO	Construction	42,900	(28,744)	14,156
Senior Living Communities	SHO	Revolving Credit	12,000	(10,996)	1,004
41 Management	SHO	Construction	10,800	(8,353)	2,447
Timber Ridge OpCo	SHO	Working Capital	5,000	—	5,000
Watermark Retirement	SHO	Working Capital	5,000	—	5,000
Discovery Senior Living	SHO	Working Capital	750	(475)	275
			$256,450	$(192,457)	$63,993

See Note 4 to our condensed consolidated financial statements for further details of our loan commitments. As provided above, loans funded do not include the effects of discounts or commitment fees. Our loans and loan commitments to 41 Management, LLC (“41 Management”) represent a variable interest. 41 Management is structured to limit liability for potential claims for damages, is capitalized to achieve that purpose and is considered a VIE within the definition set forth in Note 2 to our condensed consolidated financial statements.

The credit loss liability for unfunded loan commitments is estimated using the same methodology as for our funded mortgage and other notes receivable based on the estimated amount that we expect to fund. We applied the same COVID-19 adjustments as discussed in Note 4 to the condensed consolidated financial statements. The liability for expected credit losses on our unfunded loans was $231,000 as of June 30, 2020.

	Asset Class	Type	Total	Funded	Remaining
Development Commitments:
Ignite Medical Resorts	SNF	Construction	$25,350	$(23,114)	$2,236
Woodland Village	SHO	Renovation	7,515	(7,425)	90
Senior Living Communities	SHO	Renovation	9,930	(9,763)	167
Wingate Healthcare	SHO	Renovation	1,900	(818)	1,082
Discovery Senior Living	SHO	Renovation	900	(586)	314
Navion Senior Solutions	SHO	Construction	650	—	650
41 Management	SHO	Renovation	400	—	400
			$46,645	$(41,706)	$4,939

In addition to the commitments listed above, Discovery PropCo has committed to Discovery for funding up to $2,000,000 toward the purchase of condominium units located at one of the facilities, of which $968,000 has been funded as of June 30, 2020.

	Asset Class	Total	Funded	Remaining
Contingencies (Lease Inducements):
Timber Ridge OpCo	SHO	$10,000	$—	$10,000
Comfort Care Senior Living	SHO	6,000	—	6,000
Wingate Healthcare	SHO	5,000	—	5,000
Navion Senior Solutions	SHO	4,850	(500)	4,350
Discovery Senior Living	SHO	4,000	—	4,000
Ignite Medical Resorts	SNF	2,000	—	2,000
		$31,850	$(500)	$31,350

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

Funds From Operations - FFO

Our FFO per diluted common share for the six months ended June 30, 2020 increased $0.14 (5.2%) over the same period in 2019 due primarily to the impact of new investments completed since June 2019. FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and applied by us, is net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, impairments of real estate, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures, if any. The Company’s computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or have a different interpretation of the current NAREIT definition from that of the Company; therefore, caution should be exercised when comparing our Company’s FFO to that of other REITs. Diluted FFO assumes the exercise of stock options and other potentially dilutive securities.

Our normalized FFO per diluted common share for the six months ended June 30, 2020 increased $0.15 (5.6%) over the same period in 2019 due primarily to the impact of new investments completed since June 2019. Normalized FFO excludes from FFO certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to, impairment of non-real estate assets, gains and losses attributable to the acquisition and disposition of assets and liabilities, and recoveries of previous write-downs.

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

Adjusted Funds From Operations - AFFO

Our normalized AFFO per diluted common share for the six months ended June 30, 2020 increased $0.17 (6.9%) over the same period in 2019 due primarily to the impact of new investments completed since June 2019. In addition to the adjustments included in the calculation of normalized FFO, normalized AFFO excludes the impact of any straight-line rent revenue, amortization of the original issue discount on our convertible senior notes and amortization of debt issuance costs.

Normalized AFFO is an important supplemental measure of operating performance for a REIT. GAAP requires a lessor to recognize contractual lease payments into income on a straight-line basis over the expected term of the lease. This straight-line adjustment has the effect of reporting lease income that is significantly more or less than the contractual cash flows received pursuant to the terms of the lease agreement. GAAP also requires the original issue discount of our convertible senior notes and debt issuance costs to be amortized as non-cash adjustments to earnings. We also adjust Normalized AFFO for the net change in our allowance for expected credit losses as well as certain non-cash items related to our equity method investments. Normalized AFFO is useful to our investors as it reflects the growth inherent in the contractual lease payments of our real estate portfolio.

Funds Available for Distribution - FAD

Our normalized FAD for the six months ended June 30, 2020 increased $10,687,000 (9.7%) over the same period in 2019 due primarily to the impact of new investments completed since June 2019. In addition to the adjustments included in the calculation of normalized AFFO, normalized FAD excludes the impact of non-cash stock based compensation. We also adjust Normalized FAD for items related to our equity method investments such as capital expenditures and the net change in non-refundable entrance fees. Normalized FAD is an important supplemental measure of liquidity for a REIT as a useful indicator of the ability to distribute dividends to stockholders.

The following table reconciles net income, the most directly comparable GAAP metric, to FFO, Normalized FFO, Normalized AFFO and Normalized FAD and is presented for both basic and diluted weighted average common shares (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income attributable to common stockholders	$44,368	$39,979	$105,392	$75,658
Elimination of certain non-cash items in net income:
Depreciation	20,847	19,020	41,290	37,511
Depreciation related to noncontrolling interests	(210)	(7)	(357)	(7)
Gain on sale of real estate	—	—	(21,007)	—
Impairment of real estate	—	—	—	2,500
NAREIT FFO attributable to common stockholders	65,005	58,992	125,318	115,662
Non-cash write-off of straight-line rent receivable	—	—	380	—
Normalized FFO attributable to common stockholders	65,005	58,992	125,698	115,662
Straight-line lease revenue, net	(5,218)	(5,307)	(10,775)	(10,535)
Straight-line lease revenue, net, related to noncontrolling interests	30	2	52	2
Amortization of lease incentives	249	215	485	383
Amortization of original issue discount	101	195	202	388
Amortization of debt issuance costs	643	704	1,285	1,404
Equity method investment adjustments, net	29	—	49	—
Note receivable credit loss expense	(380)	—	1,195	—
Normalized AFFO attributable to common stockholders	60,459	54,801	118,191	107,304
Equity method investment capital expenditure	(105)	—	(210)	—
Equity method investment non-refundable fees received	101	—	173	—
Non-cash stock-based compensation	470	477	2,315	2,478
Normalized FAD attributable to common stockholders	$60,925	$55,278	$120,469	$109,782

BASIC
Weighted average common shares outstanding	44,650,002	43,232,384	44,631,797	43,029,104
NAREIT FFO attributable to common stockholders per share	$1.46	$1.36	$2.81	$2.69
Normalized FFO attributable to common stockholders per share	$1.46	$1.36	$2.82	$2.69
Normalized AFFO attributable to common stockholders per share	$1.35	$1.27	$2.65	$2.49

DILUTED
Weighted average common shares outstanding	44,650,002	43,498,021	44,634,070	43,311,527
NAREIT FFO attributable to common stockholders per share	$1.46	$1.36	$2.81	$2.67
Normalized FFO attributable to common stockholders per share	$1.46	$1.36	$2.82	$2.67
Normalized AFFO attributable to common stockholders per share	$1.35	$1.26	$2.65	$2.48

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

The following table reconciles net income, the most directly comparable GAAP metric, to Adjusted EBITDA ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$44,425	$39,978	$105,488	$75,657
Interest expense	13,557	13,746	27,697	27,264
Franchise, excise and other taxes	145	775	389	1,320
Depreciation	20,847	19,020	41,290	37,511
Gain on sale of real estate	—	—	(21,007)	—
Impairment of real estate	—	—	—	2,500
Non-cash write-off of straight-line rent receivable	—	—	380	—
Note receivable credit loss expense	(380)	—	1,195	—
Adjusted EBITDA	$78,594	$73,519	$155,432	$144,252

Interest expense at contractual rates	$10,569	$13,355	$23,572	$26,429
Interest rate swap payments, net	2,263	(315)	2,741	(596)
Principal payments	305	294	609	589
Fixed Charges	$13,137	$13,334	$26,922	$26,422

Fixed Charge Coverage	6.0x	5.5x	5.8x	5.5x

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At June 30, 2020, we were exposed to market risks related to fluctuations in interest rates on approximately $563,000,000 of variable-rate indebtedness (excludes $400,000,000 of variable-rate debt that has been hedged through interest-rate swap contracts) and on our mortgage and other notes receivable. The unused portion ($137,000,000 at June 30, 2020) of our revolving credit facility, should it be drawn upon, is subject to variable rates.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a 50 basis-point increase or decrease in the interest rate related to variable-rate debt, and assuming no change in the outstanding balance as of June 30, 2020, net interest expense would increase or decrease annually by approximately $2,815,000 or $0.06 per common share on a diluted basis.

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

The following table sets forth certain information with respect to our debt ($ in thousands):

	June 30, 2020			December 31, 2019
	Balance[1]	% of total	Rate[3]	Balance[1]	% of total	Rate[3]
Fixed rate:
Convertible senior notes	$60,000	3.8%	3.25%	$60,000	4.1%	3.25%
Private placement term loans	400,000	25.6%	4.15%	400,000	27.6%	4.15%
Bank term loans - unsecured	340,000	21.8%	3.27%	550,000	38.0%	3.36%
HUD mortgage loans[2]	42,941	2.8%	4.04%	43,376	3.0%	4.04%
Fannie Mae term loans	95,532	6.1%	3.94%	95,706	6.6%	3.94%
Revolving credit facility - unsecured	60,000	3.8%	2.81%	60,000	4.1%	2.81%
Variable rate:
Bank term loans - unsecured	210,000	13.5%	1.51%	—	—%	—%
Revolving credit facility - unsecured	353,000	22.6%	1.36%	240,000	16.6%	2.96%
	$1,561,473	100.0%	2.87%	$1,449,082	100.0%	3.54%

[1] Differs from carrying amount due to unamortized discounts and loan costs.
[2] Includes 10 HUD mortgages; rate is a weighted average inclusive of a mortgage insurance premium
[3] Total is weighted average rate

The unsecured term loans in the table above reflect the effect of $50,000,000, two $100,000,000 and $150,000,000 notional amount interest rate swaps with maturities in December 2021 that effectively convert variable rate debt to fixed rate debt. These loans bear interest at LIBOR plus a spread, currently a blended 131 basis points, based on our Leverage-Based Applicable Margin, as defined.

To highlight the sensitivity of our convertible senior notes and secured mortgage debt to changes in interest rates, the following summary shows the effects on fair value (“FV”) assuming a parallel shift of 50 basis points (“bps”) in market interest rates for a contract with similar maturities as of June 30, 2020 ($ in thousands):

	Balance	Fair Value[1]	FV reflecting change in interest rates
Fixed rate:			-50 bps	+50 bps
Private placement term loans - unsecured	$400,000	$422,760	$431,254	$414,468
Convertible senior notes	60,000	60,797	61,048	60,548
Fannie Mae loans	95,532	99,643	101,853	97,484
HUD mortgage loans	42,941	52,586	56,332	49,172
[1] The change in fair value of our fixed rate debt was due primarily to the overall change in interest rates.

At June 30, 2020, the fair value of our mortgage and other notes receivable, discounted for estimated changes in the risk-free rate, was approximately $333,415,000. A 50 basis-point increase in market rates would decrease the estimated fair value of our mortgage and other loans by approximately $10,109,000, while a 50 basis point decrease in such rates would increase their estimated fair value by approximately $1,543,000.

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures. As of June 30, 2020, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities and Exchange Act of 1934, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2020.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

During the six months ended June 30, 2020, other than as noted below, there were no material changes to the risk factors that were disclosed in Item 1A of National Health Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019.

To reflect the outbreak of COVID-19 and its actual and potential impact on public health and our business, we have added the following risk factor not previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019:

Actual or perceived risks associated with public health epidemics or outbreaks, such as the Coronavirus (COVID-19), has had and is expected to continue to have a material adverse effect on our business and results of operations.

The Coronavirus (COVID-19) has had a negative impact and is expected to continue to have a negative impact on the business and results of operations of the operators of our properties and on the Company. Revenues for the operators of our properties are significantly impacted by occupancy. Building occupancy rates have been and will likely continue to be adversely affected by COVID-19. It has been reported that COVID-19 appears most dangerous for seniors, and the mortality rate increases with age. The occupancy at our properties could significantly decrease if COVID-19 or other public health outbreak results in early resident move-outs, our operators delay accepting new residents due to quarantines or otherwise, or potential occupants determine to postpone moving to a senior housing facility. A decrease in occupancy or increase in costs is likely to have a material adverse effect on the ability of our operators to meet their financial and other contractual obligations to us, including the payment of rent, as well as on our results of operations. In addition, actions our operators take to address COVID-19 are expected to materially increase their operating costs, including costs related to enhanced health and safety precautions among other measures, which could have a material adverse effect on the ability of our operators to meet their financial and other contractual obligations to us, including the payment of rent. The federal, state and local governments have implemented or announced assistance programs in connection with COVID-19 that have benefited or in the future may benefit certain of our operators, but such government assistance may be insufficient to offset the downturn in business of our operators. In some cases, we may have to write-off unpaid rental payments, incur lease accounting charges due to the uncollectibility of rental payments and/or restructure our operators’ long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place. Furthermore, infections at our facilities could lead to material increases in litigation costs for which our operators, or possibly we, may be liable.

COVID-19 has also caused, and is likely to continue to cause, severe economic, market and other disruptions worldwide. We cannot assure you that conditions in the bank lending, capital and other financial markets will not continue to deteriorate as a result of the pandemic, or that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. Such future constraints could increase our borrowing costs, which would make it more difficult or expensive to obtain additional financing or refinance existing obligations and commitments.

The impact of COVID-19 on our results of operations, liquidity and financial condition could adversely affect our ability to pay dividends at expected levels or at all. All dividends are made at the discretion of our Board of Directors in accordance with Maryland law and depend on our earnings, our financial condition, debt and equity capital available to us, our expectation of our future capital requirements and operating performance, restrictive covenants in our financial and other contractual arrangements, maintenance of our REIT qualification, restrictions under Maryland law and other factors as our Board of Directors may deem relevant from time to time. Our Board of Directors will continue to assess our dividend rate on an ongoing basis, as COVID-19 and related market conditions and our financial position continue to evolve.

If these developments continue or increase in severity, such developments are likely to have a material adverse effect on our business and results of operations. The extent to which COVID-19 could impact our business and results of operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and scope of the outbreak, new information that may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19 or treat its impact, among others.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form S-11 Registration Statement No. 33-41863, filed in paper - hyperlink is not required pursuant to Rule 105 of Regulation S-T)
3.2	Amendment to Articles of Incorporation (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed March 21, 2009)
3.3	Amendment to Articles of Incorporation approved by shareholders on May 2, 2014 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed August 4, 2014)
3.4	Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-K filed February 15, 2013)
3.5	Amendment No. 1 to Restated Bylaws dated February 14, 2014 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-K filed February 14, 2014)
3.6	Amendment to Articles of Incorporation approved by shareholders on May 6, 2020 (filed herewith)
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
31.2
Certification of Principal Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date:	August 10, 2020	/s/ D. Eric Mendelsohn
D. Eric Mendelsohn
President and Chief Executive Officer
(duly authorized officer)

Date:	August 10, 2020	/s/ John L. Spaid
John L. Spaid
Chief Financial Officer
(Principal Financial Officer)