Form 10-Q
period 2020-09-30
NATIONAL HEALTH INVESTORS INC
filed 2020-11-09
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	_____________	to	_____________

Commission File Number 001-10822
National Health Investors Inc
(Exact name of registrant as specified in its charter)

Maryland		62-1470956
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

222 Robert Rose Drive
Murfreesboro	Tennessee	37129
(Address of principal executive offices)		(Zip Code)

(615)	890-9100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	NHI	New York Stock Exchange

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

There were 44,729,157 shares of common stock outstanding of the registrant as of November 2, 2020.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets:
Real estate properties:
Land	$220,423	$213,617
Buildings and improvements	3,041,613	2,836,673
Construction in progress	2,528	24,556
	3,264,564	3,074,846
Less accumulated depreciation	(576,605)	(514,453)
Real estate properties, net	2,687,959	2,560,393
Mortgage and other notes receivable, net of credit loss reserve of $4,907 and $—	287,282	340,143
Cash and cash equivalents	42,198	5,215
Straight-line rent receivable	92,418	86,044
Assets held for sale, net	—	18,420
Other assets	29,416	32,020
Total Assets	$3,139,273	$3,042,235

Liabilities and Stockholders’ Equity:
Debt	$1,528,968	$1,440,465
Accounts payable and accrued expenses	32,144	26,313
Dividends payable	49,314	46,817
Lease deposit liabilities	10,638	10,638
Deferred income	14,207	19,750
Total Liabilities	1,635,271	1,543,983

Commitments and Contingencies

National Health Investors, Inc. Stockholders' Equity:
Common stock, $0.01 par value; 100,000,000 and 60,000,000 shares authorized;
44,729,157 and 44,587,486 shares issued and outstanding, respectively	447	446
Capital in excess of par value	1,510,804	1,505,948
Cumulative dividends in excess of net income	(9,337)	(5,331)
Accumulated other comprehensive loss	(8,865)	(3,432)
Total National Health Investors, Inc. Stockholders' Equity	1,493,049	1,497,631
Noncontrolling interests	10,953	621
Total Equity	1,504,002	1,498,252
Total Liabilities and Stockholders’ Equity	$3,139,273	$3,042,235

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements. The Condensed Consolidated Balance Sheet at December 31, 2019 was derived from the audited consolidated financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Revenues:
Rental income	$77,821	$75,247	$232,266	$218,777
Interest income and other	6,480	6,435	19,306	17,109
	84,301	81,682	251,572	235,886
Expenses:
Depreciation	20,836	19,695	62,126	57,206
Interest	12,892	14,661	40,589	41,925
Legal	241	40	826	409
Franchise, excise and other taxes	164	121	553	1,441
General and administrative	2,785	2,802	10,127	9,787
Taxes and insurance on leased properties	4,187	1,608	7,190	4,205
Loan and realty (gains) losses	(193)	—	1,002	2,500
	40,912	38,927	122,413	117,473
Loss from equity method investment	(728)	—	(2,018)	—
Gains on sales of real estate	—	—	21,007	—
Net income	42,661	42,755	148,148	118,413
Less: net (income) loss attributable to noncontrolling interests	(66)	3	(162)	4
Net income attributable to common stockholders	$42,595	$42,758	$147,986	$118,417

Weighted average common shares outstanding:
Basic	44,661,650	43,505,332	44,641,748	43,187,847
Diluted	44,662,403	43,861,089	44,643,514	43,494,714

Earnings per common share:
Net income attributable to common stockholders - basic	$0.95	$0.98	$3.31	$2.74
Net income attributable to common stockholders - diluted	$0.95	$0.97	$3.31	$2.72

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)

Net income	$42,661	$42,755	$148,148	$118,413
Other comprehensive income (loss):
Decrease (increase) in fair value of cash flow hedges	92	(960)	(9,966)	(5,077)
Reclassification for amounts recognized as interest expense	1,778	(390)	4,533	(1,031)
Total other comprehensive income (loss)	1,870	(1,350)	(5,433)	(6,108)
Comprehensive income	44,531	41,405	142,715	112,305
Comprehensive (income) loss attributable to noncontrolling interest	(66)	3	(162)	4
Comprehensive income attributable to common stockholders	$44,465	$41,408	$142,553	$112,309

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2020	2019
	(unaudited)
Cash flows from operating activities:
Net income	$148,148	$118,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	62,126	57,206
Amortization of debt issuance costs, debt discounts and prepaids	3,775	3,664
Amortization of commitment fees and note receivable discounts	(581)	(365)
Amortization of lease incentives	735	607
Straight-line rent income	(15,481)	(16,255)
Non-cash interest income on mortgage and other notes receivable	(2,865)	(1,509)
Gains on sales of real estate	(21,007)	—
Loss from equity method investment	2,018	—
Loan and realty losses	1,002	2,500
Payment of lease incentives	(498)	(3,100)
Non-cash stock-based compensation	2,772	2,955
Changes in operating assets and liabilities:
Other assets	(835)	2,059
Accounts payable and accrued expenses	(2,513)	1,757
Deferred income	(269)	16,877
Net cash provided by operating activities	176,527	184,809

Cash flows from investing activities:
Investments in mortgage and other notes receivable	(41,715)	(83,946)
Collections of mortgage and other notes receivable	33,895	2,566
Investments in real estate	(102,712)	(209,227)
Investments in real estate development	(158)	—
Investments in renovations of existing real estate	(11,113)	(14,295)
Equity method investment	(875)	—
Proceeds from sale of real estate	39,260	—
Net cash used in investing activities	(83,418)	(304,902)

Cash flows from financing activities:
Proceeds from revolving credit facility	145,000	332,000
Payments on revolving credit facility	(157,000)	(166,000)
Borrowings on term loan	100,000	—
Payments on term loans	(917)	(886)
Debt issuance costs	(1,039)	(126)
Distributions to noncontrolling interests	(537)	—
Proceeds from noncontrolling interests	13	631
Taxes remitted on employee stock awards	(2,705)	(1,374)
Proceeds from issuance of common shares, net	4,791	95,802
Dividends paid to stockholders	(145,270)	(133,585)
Net cash (used in) provided by financing activities	(57,664)	126,462

Increase in cash and cash equivalents and restricted cash	35,445	6,369
Cash and cash equivalents and restricted cash, beginning of period	15,669	9,912
Cash and cash equivalents and restricted cash, end of period	$51,114	$16,281

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Nine Months Ended
	September 30,
	2020	2019
	(unaudited)
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$33,174	$39,355
Supplemental disclosure of non-cash investing and financing activities:
Real estate acquired in exchange for straight-line rent receivable	$—	$38,000
Real estate acquired in exchange for mortgage notes receivable	$63,220	$14,035
Noncash portion of noncontrolling interest conveyed in acquisition	$10,778	$—
Increase in mortgage note receivable from sale of real estate	$4,000	$—
Change in other assets related to investments in real estate	$348	$176
Change in accounts payable related to investments in real estate construction	$(1,744)	$(1,981)
Change in accounts payable related to investments in real estate acquisition	$—	$1,178
Change in accounts payable related to renovations of existing real estate	$355	$—
Change in accounts payable related to distributions to noncontrolling interests	$85	$—

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Cumulative Net Income in Excess (Deficit) of Dividends	Accumulated Other Comprehensive Income (Loss)	Total National Health Investors, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances at December 31, 2019	44,587,486	$446	$1,505,948	$(5,331)	$(3,432)	$1,497,631	$621	$1,498,252
Cumulative effect of change in accounting principle	—	—	—	(4,225)	—	(4,225)	—	(4,225)
Noncontrolling interest conveyed in acquisition	—	—	—	—	—	—	10,791	10,791
Noncontrolling interest distribution	—	—	—	—	—	—	(398)	(398)
Total comprehensive income	—	—	—	105,391	(7,303)	98,088	96	98,184
Equity issuance costs	—	—	(291)	—	—	(291)	—	(291)
Taxes remitted on employee stock awards	—	—	(2,705)	—	—	(2,705)	—	(2,705)
Shares issued on stock options exercised	62,516	1	(2)	—	—	(1)	—	(1)
Stock-based compensation	—	—	2,315	—	—	2,315	—	2,315
Dividends declared, $2.205 per common share	—	—	—	(98,453)	—	(98,453)	—	(98,453)
Activity for the six months ended June 30, 2020	62,516	1	(683)	2,713	(7,303)	(5,272)	10,489	5,217
Noncontrolling interest distribution	—	—	—	—	—	—	(223)	(223)
Total comprehensive income	—	—	—	42,595	1,870	44,465	66	44,531
Equity issuance costs	—	—	(12)	—	—	(12)	—	(12)
Issuance of common stock, net	79,155	—	5,094	—	—	5,094	—	5,094
Stock-based compensation	—	—	457	—	—	457	—	457
Dividends declared, $1.1025 per common share	—	—	—	(49,314)	—	(49,314)	—	(49,314)
Activity for the three months ended September 30, 2020	79,155	—	5,539	(6,719)	1,870	690	(157)	533
Balances at September 30, 2020	44,729,157	$447	$1,510,804	$(9,337)	$(8,865)	$1,493,049	$10,953	$1,504,002

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Cumulative Net Income in Excess (Deficit) of Dividends	Accumulated Other Comprehensive Income (Loss)	Total National Health Investors Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balances at December 31, 2018	42,700,411	$427	$1,369,919	$18,068	$1,299	$1,389,713	$—	$1,389,713
Noncontrolling interest conveyed in acquisition	—	—	—	—	—	—	642	642
Total comprehensive income	—	—	—	75,659	(4,758)	70,901	(1)	70,900
Issuance of common stock, net	618,654	6	47,848	—	—	47,854	—	47,854
Taxes remitted on employee stock awards	—	—	(1,016)	—	—	(1,016)	—	(1,016)
Shares issued on stock options exercised	37,953	1	(1)	—	—	—	—	—
Stock-based compensation	—	—	2,478	—	—	2,478	—	2,478
Dividends declared, $2.10 per common share	—	—	—	(90,885)	—	(90,885)	—	(90,885)
Activity for the six months ended June 30, 2019	656,607	7	49,309	(15,226)	(4,758)	29,332	641	29,973
Noncontrolling interest conveyed in acquisition	—	—	—	—	—	—	(11)	(11)
Total comprehensive income	—	—	—	42,758	(1,350)	41,408	(3)	41,405
Issuance of common stock, net	590,868	6	47,942	—	—	47,948	—	47,948
Taxes remitted on employee stock awards	—	—	(358)	—	—	(358)	—	(358)
Shares issued on stock options exercised	8,352	—	—	—	—	—	—	—
Stock-based compensation	—	—	477	—	—	477	—	477
Dividends declared, $1.05 per common share	—	—	—	(46,154)	—	(46,154)	—	(46,154)
Activity for the three months ended September 30, 2019	599,220	6	48,061	(3,396)	(1,350)	43,321	(14)	43,307
Balances at September 30, 2019	43,956,238	$440	$1,467,289	$(554)	$(4,809)	$1,462,366	$627	$1,462,993

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)

Note 1. Organization and Nature of Business

National Health Investors, Inc. (“NHI” or “the Company”), established in 1991 as a Maryland corporation, is a self-managed real estate investment trust (“REIT”) that invests in need-driven and discretionary senior housing and other healthcare-related real estate properties located throughout the United States. As of September 30, 2020, we had investments of $3,261,886,000 (excluding our corporate office of $2,678,000) in 228 health care real estate properties located in 34 states and leased pursuant primarily to triple-net leases to 34 lessees consisting of 151 senior housing communities (“SHO”), 72 skilled nursing facilities, 3 hospitals and 2 medical office buildings. Our portfolio of 15 mortgages and other notes receivable totaled $292,189,000, excluding an allowance for expected credit losses of $4,907,000, as of September 30, 2020.

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

At September 30, 2020, we held interests in eight unconsolidated VIEs, and, because we lack either directly or through related parties the power to direct the activities that most significantly impact their economic performance, we have concluded that NHI is not the primary beneficiary. Accordingly, we account for our transactions with these entities and their subsidiaries at either amortized cost or net realizable value for straight-line receivables, excluding Timber Ridge OpCo which is accounted for under the equity method.

NHI’s VIEs are summarized below by date of initial involvement. For further discussion of the nature of the relationships, including the sources of exposure to these VIEs, see the notes to our condensed consolidated financial statements cross-referenced below.

Date	Name	Source of Exposure	Carrying Amount	Maximum Exposure to Loss	Note Reference
2012	Bickford Senior Living	Various[1]	$61,834,000	$75,275,000	Notes 3, 4
2014	Senior Living Communities	Notes and straight-line receivable	$75,546,000	$81,375,000	Notes 3, 4
2016	Senior Living Management	Notes and straight-line receivable	$26,953,000	$26,953,000	—
2017	Evolve Senior Living	Notes	$9,963,000	$9,963,000	—
2018	Sagewood, LCS affiliate	Notes	$151,236,000	$178,780,000	Note 4
2019	41 Management, LLC	Notes and straight-line receivable	$9,220,000	$11,488,000	Note 7
2020	Timber Ridge OpCo	Various[2]	$(1,142,000)	$3,858,000	Notes 3, 5
2020	Watermark Retirement	Notes and straight-line receivable	$3,888,000	$8,888,000	Note 7
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

We consolidate two real estate partnerships formed with our partners, Discovery Senior Housing Investor XXIV, LLC, (“Discovery”) and LCS Timber Ridge LLC (“LCS”), to invest in senior housing facilities. As of and for the nine months ended September 30, 2020, our non-controlling interests relate to these partnerships with Discovery and LCS.

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

Cash and Cash Equivalents and Restricted Cash

Cash equivalents consist of all highly liquid investments with an original maturity of three months or less. Restricted cash includes amounts required to be held on deposit or subject to an agreement (e.g. with a qualified intermediary subject to an Internal Revenue Code §1031 exchange agreement or in accordance with agency agreements governing our Fannie Mae and U.S. Department of Housing and Urban Development (“HUD”) mortgages).

The following table sets forth our cash, cash equivalents and restricted cash reported within the Company’s Condensed Consolidated Statements of Cash Flows ($ in thousands):

	September 30, 2020	September 30, 2019
Cash and cash equivalents	$42,198	$5,882
Restricted cash (included in Other assets)	8,916	10,399
	$51,114	$16,281

New Accounting Pronouncements

For information about significant accounting policies, refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s 2019 Annual Report on Form 10-K filed with the SEC. During the nine months ended September 30, 2020, there were no material changes to these policies except as noted below.

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

In April 2020, the FASB issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the coronavirus pandemic (“COVID-19”). The Lease Modification Q&A clarifies that entities may elect not to evaluate whether lease-related relief provided to mitigate the economic effects of COVID-19 is a lease modification under ASC 842. Instead, an entity that elects not to evaluate whether a concession directly related to COVID-19, which does not substantially increase either its rights as lessor or the obligations of the tenant, is a modification can elect whether to apply the modification guidance. Such election being applied consistently to leases with similar characteristics and similar circumstances. During the third quarter, the Company provided $2,654,000 in lease concessions as a result of COVID-19, as discussed in more detail in Note 7. NHI has elected not to apply the modification guidance under ASC 842 and has accounted for the related concessions as variable lease payments, recorded as rental income when received.

Note 3. Real Estate Properties and Investments

During the nine months ended September 30, 2020, we made the following real estate investments and related commitments ($ in thousands):

Operator	Date	Properties	Asset Class	Land	Improvements	Total
Bickford Senior Living	Q1	1	SHO	$1,588	$13,512	$15,100
Life Care Services	Q1	1	SHO	4,370	130,522	134,892
Autumn Trace	Q2	2	SHO	344	13,906	14,250
The Courtyard at Bellevue	Q3	1	SHO	504	11,796	12,300
				$6,806	$169,736	$176,542

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

The lease between Timber Ridge PropCo and Timber Ridge OpCo carries a rate of 6.75% for an initial term of seven years plus renewal options and has a CPI-based lease escalator, subject to floor and ceiling. Including interest payments on debt to NHI and our lease participation in the Timber Ridge PropCo, as detailed above, we will receive approximately $8,216,000 in the first twelve months plus 25% of the remaining Timber Ridge OpCo cash flow. NHI’s contribution was allocated to our interest in the tangible assets of Timber Ridge PropCo with no material fair value allocated to Timber Ridge OpCo beyond our initial investment. The lease between Timber Ridge PropCo and Timber Ridge OpCo includes an “earn out” provision whereby Timber Ridge OpCo could become eligible for a payment of $10,000,000 based on the attainment of certain operating metrics. See Note 5 for a discussion of Timber Ridge OpCo.

Autumn Trace

On May 1, 2020, we completed a purchase leaseback to acquire two senior housing facilities each with 44 assisted living units for a total purchase price of $14,250,000, including $150,000 in closing costs. The facilities are located in Indiana and are leased to Autumn Trace Senior Communities, which is a new operator relationship for NHI. The 15-year master lease has an initial lease rate of 7.25% with fixed annual escalators of 2.25% and offers two optional extensions of five years each. NHI was also granted a purchase option on a newly opened Indiana facility.

The Courtyard at Bellevue

On September 30, 2020, we acquired a 43-unit assisted living and memory care facility located in Bellevue, Wisconsin from 41 Management. The acquisition price was $12,300,000 and included the full payment of an outstanding mortgage loan of $3,870,000, plus accrued interest. The property is leased to an affiliate of 41 Management pursuant to a 15-year master lease that has an initial lease rate of 7.5% with fixed annual escalators of 2.5% and offers two optional extensions of five years each.

Tenant Concentration

The following table contains information regarding tenant concentration in our portfolio, based on the percentage of revenues for the nine months ended September 30, 2020 and 2019, related to tenants or affiliates of tenants, that exceed 10% of total revenue ($ in thousands):

	as of September 30, 2020			Revenues[1]
	Number of	Real	Notes	Nine Months Ended September 30,
	Properties	Estate	Receivable	2020		2019

Bickford Senior Living	48	$534,376	$33,458	$39,142	16%	$39,356	17%
Senior Living Communities	10	573,631	38,870	38,972	15%	36,914	16%
Holiday Retirement	26	531,378	—	30,529	12%	30,283	13%
National HealthCare Corporation (NHC)	42	171,297	—	28,362	11%	28,670	12%
All others		1,451,204	219,861	114,567		100,663
		$3,261,886	$292,189	$251,572		$235,886

1 includes interest income on notes receivable

At September 30, 2020, the one state in which we had an investment concentration of 10% or more was South Carolina (10.3%).

Two of our board members, including our chairman, are also members of NHC’s board of directors.

Purchase Options

Certain of our leases contain purchase options allowing tenants to acquire the leased properties. At September 30, 2020, we had a net investment of $11,712,000 in two real estate properties which are subject to exercisable tenant purchase options. Tenant purchase options on 12 properties in which we had an aggregate net investment of $122,982,000 at September 30, 2020, become exercisable between 2021 and 2028.

Rental income from leased properties with tenant purchase options either currently exercisable or exercisable in the future was $4,703,000 and $13,418,000 for the three and nine months ended September 30, 2020 and $4,547,000 and $13,763,000 for the three and nine months ended September 30, 2019, respectively. We cannot reasonably estimate at this time the probability that these purchase options will be exercised in the future. Consideration to be received from the exercise of any tenant purchase option is expected to exceed our net investment in the leased property or properties.

Other Portfolio Activity

Tenant Transitioning

Nine properties were transitioned during 2019 to five new tenants following a period of non-compliance by the former operator. Two leases with the new tenants for six of these properties specify periods during which rental income is based on operating income, net of management fees. We recognized rental income from these nine properties of $930,000 and $3,741,000 for the three and nine months ended September 30, 2020, respectively and $1,103,000 and $2,310,000 for the three and nine months ended September 30, 2019, respectively.

In the future, NHI may be deemed the primary beneficiary of the operations if the tenants do not have adequate liquidity to accept the risks and rewards as the tenant and operator of the stabilizing properties and might be required to consolidate the statements of financial position and results of operations of the operators into our consolidated financial statements.

Asset Dispositions

In September 2019, we classified a portfolio of eight assisted living properties located in Arizona (4), Tennessee (3) and South Carolina (1) as held for sale, after the current tenant, Brookdale Senior Living, expressed an intention to exercise its purchase option on the properties. The purchase option called for the parties to split any appreciation on an equal basis above $37,520,000. During the first quarter of 2020, NHI and the tenant agreed to a fair valuation of $41,000,000 for the properties, and, accordingly, on January 22, 2020, we disposed of the properties at the agreed price of $39,260,000 and recognized a gain of $20,752,000. For the three and nine months ended September 30, 2020 we recognized $— and $229,000, respectively and $1,062,000 and $3,187,000 for the three and nine months ended September 30, 2019, respectively, of rental income from this portfolio.

On February 21, 2020, we disposed of two assisted living properties previously classified as held-for-sale in exchange for a term note of $4,000,000 from the buyer, Bickford. The note, which is due February 2025 and bears interest at 7%, will begin amortizing on a twenty-five-year basis in January 2021. In the first quarter of 2019, we recorded an adjustment to write off straight-line rent receivables of $124,000 and recognized an impairment loss of $2,500,000, included in loan and realty (gains) losses on the Condensed Consolidated Statements of Income to write down the properties to their estimated net realizable value upon classification of these properties as held-for-sale.

Future Minimum Base Rent

Future minimum base rents due under the remaining non-cancelable terms of operating leases in place as of September 30, 2020, are as follows (in thousands):

Remainder of 2020	$70,818
2021	281,516
2022	285,924
2023	282,072
2024	274,544
2025	267,944
Thereafter	1,398,860
$2,861,678

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Lease payments based on fixed escalators, net of deferrals	$67,342	$66,671	$205,444	$194,706
Lease payments based on variable escalators	1,386	1,248	4,151	3,611
Straight-line rent income	5,086	5,720	15,481	16,255
Escrow funds received from tenants	4,007	1,608	7,190	4,205
Rental income	$77,821	$75,247	$232,266	$218,777

Note 4. Mortgage and Other Notes Receivable

At September 30, 2020, we had investments in mortgage notes receivable secured by real estate and other assets of the borrower (e.g., UCC liens on personal property) related to 15 facilities and other notes receivable guaranteed by significant parties to the notes or by cross-collateralization of properties with the same owner with an aggregate carrying value of $287,282,000, net of an allowance of $4,907,000. All our notes were on full accrual basis at September 30, 2020.

Credit Loss Reserve

Our principal measures of credit quality, except for construction mortgages, are debt service coverage for amortizing loans and interest or fixed charge coverage for non-amortizing loans collectively (“Coverage”). A Coverage ratio provides a measure of the borrower’s ability to make scheduled principal and interest payments. The Coverage ratios presented in the following table have been calculated utilizing the most recent date for which data is available, June 30, 2020, using EBITDARM (earnings before interest, taxes, depreciation, amortization, rent and management fees) and the requisite debt service, interest service or fixed charges, as defined in the applicable loan agreement. We categorize Coverage into three levels: (i) over 1.5x, (ii) between 1.0x and 1.5x, (iii) less than 1.0x. We update the calculation of coverage on a quarterly basis. Coverage is not a meaningful credit quality indicator for construction mortgages as either these developments are not generating any operating income, or they have insufficient operating income as occupancy levels necessary to stabilize the properties have not yet been achieved. We measure credit quality for these mortgages by considering the construction and stabilization timeline and the financial condition of the borrower as well as economic and market conditions. As of September 30, 2020, we did not have any construction loans that we considered underperforming.

We consider the guidance in ASC 310-20 when determining whether a modification, extension or renewal constitutes a current period origination. The tables below present outstanding note balances as of September 30, 2020 at amortized cost based on the credit quality indicator as of June 30, 2020, net by year of origination ($ in thousands):

	2020	2019	2018	2017	2016	Prior	Total
Mortgages
more than 1.5x	$1,553	$8,453	$179,141	$—	$—	$6,894	$196,041
between 1.0x and 1.5x	—	—	—	—	10,000	—	10,000
below 1.0x	4,000	39,123	—	9,963	—	—	53,086
No coverage available	—	—	—	—	—	—	—
	5,553	47,576	179,141	9,963	10,000	6,894	259,127
Mezzanine
more than 1.5x	—	—	—	—	—	—	—
between 1.0x and 1.5x	—	—	—	—	14,479	—	14,479
below 1.0x	—	—	—	—	—	11,663	11,663
No coverage available	—	750	—	—	—	—	750
	—	750	—	—	14,479	11,663	26,892
Revolver
more than 1.5x							—
between 1.0x and 1.5x							6,170
below 1.0x							—
							6,170
					Credit loss reserve		(4,907)
							$287,282

Due to the economic uncertainty created by COVID-19 and the potential impact on the collectability of our mortgages and other notes receivable, we are forecasting a 20% increase in the probability of a default and a 20% increase in the amount of loss from a default resulting in an effective adjustment of 44%. The COVID-19 adjustments resulted in a $1,700,000 increase in the credit loss reserve during the first quarter of 2020. Excluding the effects of the COVID-19 adjustment, our provision for expected credit losses decreased by $693,000 since our adoption of the credit loss guidance on January 1, 2020, due primarily to a decrease in the balance of our construction mortgage receivables and the resulting reduction in our historical probability of default experience for our acquisition and construction mortgage pool.

The allowance for expected credit losses for our commercial loans is presented in the following table for the nine months ended September 30, 2020 ($ in thousands):

Beginning balance January 1, 2020 (upon adoption of ASU 2016-13)	$3,900
Provision for expected credit losses	1,007
Balance September 30, 2020	$4,907

Bickford

At September 30, 2020, our construction loans to Bickford are summarized in the following table ($ in thousands):

Commencement	Rate	Maturity	Commitment	Drawn	Location
January 2018	9%	5 years	$14,000	$(13,687)	Virginia
July 2018	9%	5 years	14,700	(14,218)	Michigan
June 2020	9%	5 years	14,200	(1,553)	Virginia
			$42,900	$(29,458)

On June 30, 2020, we entered into a $14,200,000 construction loan agreement with Bickford to develop a 64-unit assisted living facility.

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

The loan conveys a mortgage interest in the form of two notes under a master credit agreement. The senior note (“Note A”) totals $118,800,000 at a 7.25% interest rate with 10 basis-point annual escalators after three years and has a term of 10 years. We have funded $91,256,000 of Note A as of September 30, 2020. Note A is interest-only and is locked to prepayment until January 2021. After 2020, the prepayment penalty starts at 2% and declines to 1% in 2022. The second note (“Note B”) is a construction loan for up to $61,200,000 at an annual interest rate of 8.5% and carries a maturity of five years. The total amount funded on Note B was $61,200,000 as of September 30, 2020.

Senior Living Communities

We provided a $12,000,000 revolving line of credit whose borrowings are to be used primarily to finance construction projects within the Senior Living portfolio, including building additional units. No more than $10,000,000 may be used to meet general working capital needs. Beginning January 1, 2022, availability under the revolver reduces to $7,000,000 with the limit for general working capital needs reduced to $5,000,000. The revolver matures in December 2029 at the time of lease maturity. At September 30, 2020, the $6,170,000 outstanding under the facility bears interest at 6.69% per annum, the prevailing 10-year U.S. Treasury rate plus 6%.

On July 31, 2020, Senior Living Communities repaid two fully drawn mezzanine loans of $12,000,000 and $2,000,000, respectively. The purpose of the mezzanine loans were to partially fund construction of a 186-unit senior living campus on Daniel Island in South Carolina, which opened in April 2018. The loans bore interest, payable monthly, at a 10% annual rate.

Our loans to Senior Living and its subsidiaries totaling $38,870,000, represent a variable interest. Senior Living is structured to limit liability for potential claims for damages, is appropriately capitalized for that purpose and is considered a VIE. As discussed more fully in Note 2, we have concluded that we are not the primary beneficiary of Senior Living.

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

With the periodic settlement of some of the outstanding resident loans in the course of normal entrance-fee community operations by Timber Ridge OpCo, the balance owing on the Deed and Indenture at the date of our acquisition on January 31, 2020 was $20,063,000 and was further reduced to $17,530,000 at September 30, 2020. By terms of the resident loan assumption agreement, during the term of the lease (7 years with two renewal options), Timber Ridge OpCo is to indemnify Timber Ridge PropCo for any repayment by Timber Ridge PropCo of these liabilities under the guarantee. NHI estimates that no material outflow of cash will result from Timber Ridge PropCo’s secondary obligation as guarantor under the resident mortgages. Accordingly, no liability was recorded on NHI’s books for the guarantee obligation upon acquisition and as of September 30, 2020.

Timber Ridge OpCo meets the criteria to be considered a VIE. However, we are not the primary beneficiary of Timber Ridge OpCo as our participating rights do not give us the power to direct the activities that most significantly impact Timber Ridge OpCo’s economic performance. As a result, we report our investment in Timber Ridge OpCo under the equity method of accounting as prescribed by ASC Topic 970, Real Estate - General, Subtopic 323-30 Equity Method and Joint Ventures. Our equity share in the losses of Timber Ridge OpCo during the three months and nine months ended September 30, 2020 was $728,000 and $2,018,000. Under the equity method, we decrease the carrying value of our investment for losses in the entity and distributions to NHI for cumulative amounts up to and including our basis plus any commitments to fund operations. As of September 30, 2020, we have recognized our share of Timber Ridge OpCo’s operating losses in excess of our initial investment. These cumulative losses in excess of our basis of $1,143,000 are included in accounts payable and accrued expenses in our Condensed Consolidated Balance Sheets. Our commitments are currently limited to an additional $5,000,000 under a revolving credit facility.

Note 6. Debt

Debt consists of the following ($ in thousands):

	September 30, 2020	December 31, 2019
Revolving credit facility - unsecured	$288,000	$300,000
Bank term loans - unsecured	650,000	550,000
Private placement term loans - unsecured	400,000	400,000
HUD mortgage loans - secured, non-recourse	41,542	42,138
Fannie Mae term loans - secured, non-recourse	95,444	95,706
Convertible senior notes - unsecured	60,000	59,697
Unamortized loan costs	(6,018)	(7,076)
	$1,528,968	$1,440,465

The HUD loans are presented in the table above net of discounts of $1,179,000 and $1,238,000 as of September 30, 2020 and December 31, 2019, respectively.

Repayment of HUD mortgage loans

As of September 30, 2020, the Company had HUD mortgage loans secured by ten properties leased to Bickford with a net book value of $47,862,000. Nine of the mortgage notes required monthly payments of principal and interest from 4.3% to 4.4% (inclusive of mortgage insurance premiums) with original maturities in August and October 2049. One additional HUD mortgage loan assumed in 2014 at a discount, required monthly payments of principal and interest of 2.9% (inclusive of mortgage insurance premium) with an original maturity in October 2047. On October 30, and November 2, 2020, the Company repaid all ten HUD mortgage loans with a combined balance of $42,629,000, plus accrued interest of $157,000 and a prepayment fee of $1,619,000.

Aggregate principal maturities of debt as of September 30, 2020 are as follows (in thousands):

Remainder of 2020	$91
2021	448,371
2022	250,389
2023	475,407
2024	75,425
2025	143,761
Thereafter	100,000
1,493,444
Less: unamortized loan costs	(6,018)
HUD mortgages	41,542
$1,528,968

Unsecured revolving credit facility and bank term loans

Our unsecured bank credit facility consists of three term loans –$100,000,000 maturing in July 2021, $250,000,000 maturing in August 2022 and $300,000,000 maturing in September 2023 - and a $550,000,000 revolving credit facility that matures in August 2021 with a one year extension option available after payment of a 10 basis point extension fee. We have swap agreements to fix the interest rates on $340,000,000 of term loans and $60,000,000 of our revolving credit facility that expire in December 2021, when LIBOR is scheduled for discontinuation.

We entered into the $100,000,000 term loan in July 2020, which bears interest at 30-day LIBOR (with a 50 basis point floor) plus 185 basis points, based on our current leverage ratios. The term loan provides us with the option to extend the maturity by one year subject to the payment of a 20 basis point extension fee. The proceeds from this loan were used to reduce the outstanding balance on our revolving credit facility. The Company incurred approximately $1,039,000 of deferred financing cost associated with this loan.

The revolving facility fee is currently 20 basis points per annum, and based on our current leverage ratios, the facility presently provides for floating interest on the revolver and the term loans at 30-day LIBOR plus 120 basis points and a blended 140 basis points, respectively. At September 30, 2020 and December 31, 2019, 30-day LIBOR was 15 basis points and 176 basis points, respectively. Through June 2020, the Company utilized $610,000,000 in interest rate swaps, designated as cash flow hedges, to fix the variable interest rate on the amounts outstanding on our term loans and revolving credit facility, at which time $210,000,000 of these hedges expired. As of September 30, 2020, we had $538,000,000 of outstanding variable rate debt exposed to interest rate risk through December 2021, at which time our remaining hedges expire. Our swaps and the financial instruments to which they relate are described in the table below, under the caption “Interest Rate Swap Agreements.”

At September 30, 2020, we had $262,000,000 available to draw on the revolving portion of our credit facility, subject to usual and customary covenants. Among other stipulations, the unsecured credit facility agreement requires that we maintain certain financial ratios within limits set by our creditors. At September 30, 2020, we were in compliance with these ratios.

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

Fannie Mae term loans

In March 2015, we obtained $78,084,000 in Fannie Mae financing. The term-debt financing consists of interest-only payments at an annual rate of 3.79% and a 10-year maturity. The mortgages are non-recourse and secured by thirteen properties leased to Bickford. In a December 2017 acquisition, we assumed additional Fannie Mae debt that amortizes through 2025 when a balloon payment will be due, is subject to prepayment penalties until 2024, bears interest at a nominal rate of 4.6%, and has a remaining balance of $17,360,000 at September 30, 2020. All together, these notes are secured by facilities having a net book value of $131,024,000 at September 30, 2020.

Convertible senior notes

In March 2014, we issued $200,000,000 of 3.25% senior unsecured convertible notes due April 2021 (the “Notes”) with interest payable April 1st and October 1st of each year. The Notes were convertible at an initial rate of 13.93 shares of common stock per $1,000 principal amount, representing a conversion price of approximately $71.81 per share for a total of approximately 2,785,200 underlying shares. The conversion rate is subsequently adjusted upon each occurrence of certain events, as defined in the indenture governing the Notes, including the payment of dividends at a rate exceeding that prevailing in 2014. The conversion option was accounted for as an “optional net-share settlement conversion feature,” meaning that upon conversion, NHI’s conversion obligation may be satisfied, at our option, in cash, shares of common stock or a combination of cash and shares of common stock. Therefore, we use the treasury stock method to account for potential dilution in the calculation of earnings per diluted share.

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

As of September 30, 2020, our $60,000,000 of senior unsecured convertible notes were convertible at a rate of 14.88 shares of common stock per $1,000 principal amount, representing a conversion price of approximately $67.21 per share for a total of 892,716 shares on the remaining $60,000,000 of senior unsecured convertible notes. For the three and nine months ended September 30, 2020, there was no dilution resulting from the conversion option within our convertible debt. If our current share price increases above the adjusted $67.21 conversion price, dilution may become attributable to the conversion feature. At September 30, 2020, the face amount of the convertible debt exceeded its value on conversion, when value on conversion was computed as if the debt were immediately eligible to convert.

Interest Rate Swap Agreements

Our existing interest rate swap agreements will collectively continue through December 2021 to hedge against fluctuations in variable interest rates applicable to $400,000,000 of our bank loans. In June 2020, there were $210,000,000 notional amount of swaps that matured. During the next year, approximately $7,100,000 of losses, which are included in accumulated other comprehensive loss, are projected to be reclassified into earnings.

As of September 30, 2020, we employed the following interest rate swap contracts to mitigate our interest rate risk on our bank term and revolver loans described above ($ in thousands):

Date Entered	Maturity Date	Swap Rate	Rate Index	Notional Amount	Fair Value (Liability)
March 2019	December 2021	2.22%	1-month LIBOR	$100,000	$(2,597)
March 2019	December 2021	2.21%	1-month LIBOR	$100,000	$(2,613)
June 2019	December 2021	1.61%	1-month LIBOR	$150,000	$(2,736)
June 2019	December 2021	1.63%	1-month LIBOR	$50,000	$(920)

If the fair value of the hedge is an asset, we include it in our Condensed Consolidated Balance Sheets among other assets, and, if a liability, as a component of accounts payable and accrued expenses. See Note 11 for fair value disclosures about our interest rate swap agreements. Net liability balances for our hedges included as components of accounts payable and accrued expenses on September 30, 2020 and December 31, 2019, were $8,866,000 and $3,433,000, respectively.

The following table summarizes interest expense ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest expense on debt at contractual rates	$10,129	$14,308	$33,701	$40,736
(Gains) losses reclassified from accumulated other
comprehensive income (loss) into interest expense	1,778	(390)	4,533	(1,031)
Capitalized interest	(9)	(161)	(169)	(476)
Amortization of debt issuance costs, debt discount and other	994	904	2,524	2,696
Total interest expense	$12,892	$14,661	$40,589	$41,925

Note 7. Commitments, Contingencies and Uncertainties

In the normal course of business, we enter into a variety of commitments, typically consisting of funding of revolving credit arrangements, construction and mezzanine loans to our operators to conduct expansions and acquisitions for their own account, and commitments for the funding of construction for expansion or renovation to our existing properties under lease. In our leasing operations, we offer to our tenants and to sellers of newly acquired properties a variety of inducements which originate contractually as contingencies but which may become commitments upon the satisfaction of the contingent event. Contingent payments earned will be included in the respective lease bases when funded. The tables below summarize our existing, known commitments and contingencies as of September 30, 2020 according to the nature of their impact on our leasehold or loan portfolios. ($ in thousands)

	Asset Class	Type	Total	Funded	Remaining
Loan Commitments:
LCS Sagewood Note A	SHO	Construction	$118,800	$(91,256)	$27,544
LCS Sagewood Note B	SHO	Construction	61,200	(61,200)	—
Bickford Senior Living	SHO	Construction	42,900	(29,458)	13,442
Senior Living Communities	SHO	Revolving Credit	12,000	(6,170)	5,830
41 Management	SHO	Construction	10,800	(8,532)	2,268
Timber Ridge OpCo	SHO	Working Capital	5,000	—	5,000
Watermark Retirement	SHO	Working Capital	5,000	—	5,000
Discovery Senior Living	SHO	Working Capital	750	(750)	—
			$256,450	$(197,366)	$59,084

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

The liability for expected credit losses on our unfunded loans is presented in the following table for the nine months ended September 30, 2020 ($ in thousands):

Beginning balance January 1, 2020 (upon adoption of ASU 2016-13)	$325
Benefit to expected credit losses	(5)
Balance at September 30, 2020	$320

	Asset Class	Type	Total	Funded	Remaining
Development Commitments:
Ignite Medical Resorts	SNF	Construction	$25,350	$(24,313)	$1,037
Woodland Village	SHO	Renovation	7,515	(7,425)	90
Senior Living Communities	SHO	Renovation	9,930	(9,763)	167
Wingate Healthcare	SHO	Renovation	1,900	(1,532)	368
Discovery Senior Living	SHO	Renovation	900	(697)	203
Navion Senior Solutions	SHO	Construction	650	—	650
41 Management	SHO	Renovation	400	—	400
Watermark Retirement	SHO	Renovation	6,500	(3,000)	3,500
			$53,145	$(46,730)	$6,415

In addition to the commitments listed above, Discovery PropCo has committed to Discovery for funding up to $2,000,000 toward the purchase of condominium units located at one of the facilities. As of September 30, 2020, we have funded $968,000 toward this commitment.

As of September 30, 2020, we had $31,850,000 of contingent lease inducement commitments in six lease agreements which are generally based on the performance of facility operations and may or may not be met by the tenant. At September 30, 2020, we had funded $500,000 toward these commitments.

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

We have granted rent concessions to two tenants as a result of the COVID-19 pandemic. Effective July 1, 2020, we agreed to defer $2,100,000 in rent due for the third quarter of 2020 from Bickford with half of the deferral placed in escrow.

We have agreed to defer or abate portions of rents for the remainder of 2020 with another tenant that would also grant the tenant the option to defer a portion of rents related to the first quarter of 2021. The COVID-19 related deferrals and abatement granted for lease payments were $534,000 and $20,000, respectively, for the third quarter and $538,000 and $30,000, respectively for the fourth quarter. The optional deferred amount for the first quarter of 2021 is $447,000. Any deferred rent payments will accrue interest from the date of the deferral until paid in full. All amounts deferred are due no later than December 31, 2022. Initial interest is 8% through December 31, 2021, at which time the rate increases to 9%.

We have elected not to apply the modification guidance under ASC 842 and have decided to account for the related concessions as variable lease payments, recorded as rental income when received. We will evaluate any rent deferral requests as a result of the COVID-19 pandemic on a tenant-by-tenant basis. The extent of future concessions we make as a result of the COVID-19 pandemic, which could have a material impact on our future operating results, cannot be reasonably or reliably projected by us at this time.

We have evaluated the impacts of COVID-19 on our operations thus far and incorporated COVID-19 information, where possible, into our assessments of liquidity, asset impairments, and collectability of amounts due from tenants and borrowers as of September 30, 2020. The extent of the impact of COVID-19 on our financial condition, results of operations and cash flows, in the near term, will depend on future developments which are highly uncertain and cannot be predicted at this time. We will continue to monitor for any material or adverse effects resulting from the COVID-19 pandemic.

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

At-the-Market (ATM) Equity Program

In March 2020 the Company entered into a new ATM equity offering sales agreement pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $500,000,000 of the Company’s common shares through the ATM equity program. Upon entering into the new agreement, the Company terminated its previously existing ATM equity program, dated February 22, 2017. During the three months and nine months ended September 30, 2020, we issued 79,155 common shares through the ATM program with an average price of $65.35, resulting in net proceeds of approximately $4,791,000.

Dividends

The following table summarizes dividends declared by the Board of Directors or paid during the nine months ended September 30, 2020 and 2019:

Nine Months Ended September 30, 2020
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
November 7, 2019	December 31, 2019	January 31, 2020	$1.05
February 19, 2020	March 30, 2020	May 8, 2020	$1.1025
June 15, 2020	June 30, 2020	August 7, 2020	$1.1025
September 14, 2020	September 30, 2020	November 6, 2020	$1.1025

Nine Months Ended September 30, 2019
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
December 17, 2018	December 28, 2018	January 31, 2019	$1.00
February 19, 2019	March 29, 2019	May 10, 2019	$1.05
May 7, 2019	June 28, 2019	August 9, 2019	$1.05
August 8, 2019	September 30, 2019	November 8, 2019	$1.05

Note 9. Stock-Based Compensation

We have two incentive plans – the 2012 Stock Incentive Plan (“2012 Plan”) and the 2019 Stock Incentive Plan (“2019” Plan”). As of September 30, 2020, shares available for future grants totaled 2,730,169. Stock options granted during 2020 under the 2012 Plan totaled 319,669. No shares remain available for issuance under the 2012 Plan. The following is a summary of stock-based compensation expense, net of forfeitures, included in General and administrative expenses in the Condensed Consolidated Statements of Income ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Non-cash stock-based compensation expense	$457	$477	$2,772	$2,955

The weighted average fair value of options granted during the nine months ended September 30, 2020 and 2019 was $5.57 and $6.17 per option, respectively. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2020	2019
Dividend yield	5.1%	5.5%
Expected volatility	17.1%	18.6%
Expected lives	2.9 years	2.9 years
Risk-free interest rate	1.30%	2.50%

The following table summarizes our outstanding stock options:

			Weighted Average
	Number	Weighted Average	Remaining
	of Shares	Exercise Price	Contractual Life (Years)
Options outstanding January 1, 2019	920,346	$69.24
Options granted	602,000	$79.96
Options exercised	(431,993)	$70.55
Options outstanding, September 30, 2019	1,090,353	$74.63

Exercisable at September 30, 2019	599,834	$74.34

Options outstanding January 1, 2020	1,004,014	$74.35
Options granted	592,000	$90.32
Options exercised	(512,509)	$72.98
Options forfeited	(10,500)	$88.73
Options outstanding, September 30, 2020	1,073,005	$83.68	3.70

Exercisable at September 30, 2020	601,994	$81.09	3.40

At September 30, 2020, the aggregate intrinsic value of stock options outstanding and exercisable was $49,000 and $16,000, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2020 and 2019 was $8,118,000 or $15.84 per share and $5,066,000 or $11.73 per share, respectively.

As of September 30, 2020, unrecognized compensation expense totaling $1,246,000 associated with unvested stock options is expected to be recognized over the following periods: remainder of 2020 - $458,000, 2021 - $706,000 and 2022 - $82,000.

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
The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per common share (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income attributable to common stockholders	$42,595	$42,758	$147,986	$118,417

BASIC:
Weighted average common shares outstanding	44,661,650	43,505,332	44,641,748	43,187,847

DILUTED:
Weighted average common shares outstanding	44,661,650	43,505,332	44,641,748	43,187,847
Stock options	753	79,933	1,766	73,924
Convertible subordinated debentures	—	275,824	—	232,943
Weighted average dilutive common shares outstanding	44,662,403	43,861,089	44,643,514	43,494,714

Net income attributable to common stockholders - basic	$0.95	$0.98	$3.31	$2.74
Net income attributable to common stockholders - diluted	$0.95	$0.97	$3.31	$2.72

Incremental anti-dilutive shares excluded:
Net share effect of stock options with an exercise price in excess of the average market price for our common shares	410,012	7,858	427,180	11,200

Regular dividends declared per common share	$1.1025	$1.05	$3.3075	$3.15

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

Liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurement
	Balance Sheet Classification	September 30, 2020	December 31, 2019
Level 2
Interest rate swap liability	Accounts payable and accrued expenses	$8,866	$3,434

Carrying amounts and fair values of financial instruments that are not carried at fair value at September 30, 2020 and December 31, 2019 in the Condensed Consolidated Balance Sheets are as follows ($ in thousands):

	Carrying Amount		Fair Value Measurement
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Level 2
Variable rate debt	$934,339	$845,744	$938,000	$850,000
Fixed rate debt	$594,629	$594,721	$633,141	$602,926

Level 3
Mortgage and other notes receivable	$287,282	$340,143	$319,418	$347,543

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

Carrying amounts of cash and cash equivalents and restricted cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. The fair value of our borrowings under our revolving credit facility and other variable rate debt are reasonably estimated at their notional amounts at September 30, 2020 and December 31, 2019, due to the predominance of floating interest rates, which generally reflect market conditions.

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

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of factors including, but not limited to, the following:

*    Actual or perceived risks associated with public health epidemics or outbreaks, such as the Coronavirus (COVID-19), has had and is expected to continue to have a material adverse effect on our business and results of operations;

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

Portfolio

As of September 30, 2020, we had investments in real estate and mortgage and other notes receivable involving 243 facilities located in 34 states. These investments involve 162 senior housing properties, 76 skilled nursing facilities, 3 hospitals, 2 medical office buildings and other notes receivable. These investments (excluding our corporate office of $2,678,000) consisted of properties with an original cost of approximately $3,261,886,000, rented under, primarily, triple-net leases to 34 lessees, and $292,189,000 aggregate net carrying value of mortgage and other notes receivable, excluding an allowance for expected credit losses of $4,907,000, due from 11 borrowers.

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

The following tables summarize our investments in real estate and mortgage and other notes receivable as of and for the nine months ended September 30, 2020 ($ in thousands):

	Properties	Beds/Sq. Ft.*		Revenue	%	Investment
Real Estate Properties
Senior Housing - Need-Driven
Assisted Living	94	5,131		$59,343	23.6%	$950,510
Senior Living Campus	14	1,976		18,042	7.2%	307,082
Total Senior Housing - Need-Driven	108	7,107		77,385	30.8%	1,257,592
Senior Housing - Discretionary
Independent Living	32	3,703		35,305	14.0%	599,321
Entrance-Fee Communities	11	2,707		45,022	17.9%	742,985
Total Senior Housing - Discretionary	43	6,410		80,327	31.9%	1,342,306
Total Senior Housing	151	13,517		157,712	62.7%	2,599,898
Medical Facilities
Skilled Nursing Facilities	72	9,433		60,891	24.2%	595,531
Hospitals	3	207		5,701	2.3%	55,971
Medical Office Buildings	2	88,517	*	500	0.2%	10,486
Total Medical Facilities	77			67,092	26.7%	661,988
Total Real Estate Properties	228			224,804	89.4%	$3,261,886
Income from properties sold				272
Escrow Funds Received From Tenants				7,190
Total Rental Income				232,266

Mortgage and Other Notes Receivable
Senior Housing - Need-Driven	9	495		4,081	1.7%	$68,297
Senior Housing - Discretionary	2	714		10,102	4.0%	183,936
Medical Facilities	4	270		474	0.2%	6,894
Other Notes Receivable	—	—		3,252	1.3%	33,062
Total Mortgage and Other Notes Receivable	15	1,479		17,909	7.2%	$292,189
Income from notes paid off				1,038
Other Income				359
Total Revenue				$251,572

Portfolio Summary	Properties	Revenue	%	Investment
Real Estate Properties	228	$224,804	92.6%	$3,261,886
Mortgage and Other Notes Receivable	15	17,909	7.4%	292,189
Total Portfolio	243	$242,713	100.0%	$3,554,075

Portfolio by Operator Type
Public	66	$52,501	21.7%	$511,293
National Chain (Privately Owned)	28	45,251	18.6%	817,506
Regional	136	138,618	57.1%	2,096,845
Small	13	6,343	2.6%	128,431
Total Portfolio	243	$242,713	100.0%	$3,554,075

For the nine months ended September 30, 2020, operators of facilities which provided more than 3% of our total revenues were (in alphabetical order): Bickford Senior Living; Chancellor Health Care; Discovery Senior Living; The Ensign Group; Health Services Management; Holiday Retirement; Life Care Services; National HealthCare Corporation; Senior Living Communities; and Senior Living Management. In the aggregate these operators provided 80.8% of our total revenue for nine months ended September 30, 2020.

As of September 30, 2020, our average effective annualized rental income was $8,718 per bed for SNFs, $11,788 per unit for SLCs, $14,121 per unit for ALFs, $12,701 per unit for ILFs, $22,694 per unit for EFCs, $39,319 per bed for hospitals, and $8 per square foot for MOBs.

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

The federal government passed the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act into law in March 2020 that provides economic assistance and other forms of relief from the financial hardships caused by the pandemic. Funds have been distributed by various government agencies including the US Department of Treasury and the Department of Health and Human Services (“HHS”) which oversees the distributions to healthcare providers who participate in various government reimbursement programs (e.g., Medicare). This federal government assistance has mitigated to some extent the negative financial impact of the pandemic for certain of our tenants and operators who are eligible.

Revenues for the operators of our properties are significantly impacted by occupancy. Building occupancy rates have been and may continue to be adversely affected by the COVID-19 pandemic if it continues to cause sustained negative trends such as early resident move-outs, delays in admitting new residents, or other collateral events such as a weakening in the housing market, a typical funding source for our senior housing operators’ customers. In addition, actions our operators take to address outbreaks could materially increase their operating costs, including costs related to enhanced health and safety precautions among other measures. A decrease in occupancy or increase in costs could have a material adverse effect on the ability of our operators to meet their financial and other contractual obligations to us, including the payment of rent, as well as on our results of operations.

We collected approximately 96.2% of contractual rents due for the third quarter ended September 30, 2020 and approximately 97.8% of contractual rents due for October 2020. We granted rent concessions to two tenants during the third quarter of 2020 as a result of the COVID-19 pandemic. We agreed to defer $2,100,000 in rent due for the third quarter of 2020 from Bickford with half of the deferral placed in escrow. We continue our negotiations with Bickford for the sale of nine properties which are currently leased to Bickford and have a gross book value of approximately $76,658,000 as of September 30, 2020. The deferred rent will be forgiven contingent upon Bickford’s ability to close on the acquisition of these properties. Rental income from this portfolio was $6,514,000 (net of $182,000 of the deferral mentioned above) and $7,151,000 for the nine months ended September 30, 2020 and 2019, respectively, including straight-line rental income of $217,000 and $568,000, respectively.

Subsequent to the end of the third quarter, we began discussions with Bickford regarding additional rent deferrals for the fourth quarter of 2020 and first quarter of 2021 as a result of the ongoing impact from the pandemic. As currently discussed, these additional deferrals may include $3,000,000 for November 2020 and optional deferrals of up to $750,000 for each of December 2020 and January 2021. The additional deferrals in discussion are expected to bear interest at 8% per annum with repayments over 12 months beginning in June 2021.

We have agreed to defer or abate portions of rents for the remainder of 2020 with another tenant that would also grant the tenant the option to defer a portion of rents related to the first quarter of 2021. The COVID-19 related deferrals and abatement granted for lease payments were $534,000 and $20,000, respectively, for the third quarter and $538,000 and $30,000, respectively, for the fourth quarter. The optional deferred amount for the first quarter of 2021 is $447,000. Any deferred rent payments will accrue interest from the date of the deferral until paid in full. All amounts deferred are due no later than December 31, 2022. Initial interest is 8% through December 31, 2021, at which time the rate increases to 9%.

We have elected not to apply the modification guidance under ASC 842 and have decided to account for the related concessions as variable lease payments, recorded as rental income when received. We will evaluate any rent deferral requests as a result of the COVID-19 pandemic on a tenant-by-tenant basis. The extent of future concessions we make as a result of the COVID-19 pandemic, which could have a material impact on our future operating results, cannot be reasonably or reliably projected by us at this time.

Moody's Investors Services (“Moody's”) announced on November 5, 2020 that it assigned an investment grade issuer credit rating and a senior unsecured debt rating of ‘Baa3’ with a “Negative” outlook to the Company. Fitch Ratings (“Fitch”) reaffirmed its BBB- and “Stable” outlook on the Company on September 30, 2020 and S&P Global Ratings (“S&P Global”) also currently maintains a BBB- and “Stable” outlook on the Company. In July 2020, we entered into a new one-year $100 million term loan bearing interest at a rate of 30-day LIBOR (with a 0.50% floor) plus 1.85% with a syndicate of banks. We have the right to extend the maturity by an additional year, subject to the payment of a 20 basis point extension fee. We had approximately $38,150,000 in unrestricted cash and cash equivalents on hand and $252,000,000 in availability under our unsecured revolving credit facility as of October 31, 2020. We believe this liquidity positions us to manage through the negative effects of the COVID-19 pandemic. Any reduction in outlook or downgrade in our credit ratings from the rating agencies could impact our costs of borrowings. However, we believe we continue to have access to additional debt sources and maintain availability under our at-the-market (“ATM”) equity issuance program and shelf registration statement to fund our future obligations, although no assurances can be made.

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

Investment Highlights

Since January 1, 2020, we have made or announced the following investments and related commitments ($ in thousands):

	Date	Properties	Asset Class	Amount
Lease Investments
Bickford Senior Living	January 2020	1	SHO	$15,100
Life Care Services	January 2020	1	SHO	134,892
Autumn Trace	May 2020	2	SHO	14,250
The Courtyard at Bellevue	September 2020	1	SHO	12,300

Note Investments
Timber Ridge OpCo line of credit	January 2020	1	SHO	5,000
Bickford Senior Living mortgage note	January 2020	1	SHO	4,000
Bickford Senior Living construction loan	June 2020	1	SHO	14,200
Watermark Retirement line of credit	June 2020	2	SHO	5,000
				$204,742

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

On June 30, 2020, we entered into a $14,200,000 construction loan agreement with Bickford to construct a 64-unit assisted living facility in Virginia, of which $1,553,000 was funded.

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

Total consideration for NHI’s interests in the combined venture was $124,989,000, comprised of the $59,350,000 remaining balance of a mortgage note initially funded in 2015, an additional loan of $21,650,000, and cash of $43,114,000 to Timber Ridge PropCo and $875,000 to Timber Ridge OpCo. Total debt due from Timber Ridge PropCo of $81,000,000, bears interest to NHI at 5.75%. LCS Timber Ridge LLC (“LCS”) paid $10,778,000 for its 20% equity stake in Timber Ridge PropCo and provided $2,625,000 for a 75% equity participation in Timber Ridge OpCo. To provide working capital in support of the CCRC’s entry-fee model, NHI agreed to supply a revolving line of credit permitting draws up to a maximum of $5,000,000. No amounts have been drawn as of September 30, 2020.

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

We report our investment in Timber Ridge OpCo under the equity method of accounting. Our equity share in the losses of Timber Ridge OpCo during the three months and nine months ended September 30, 2020 was $728,000 and $2,018,000, respectively, and was recorded as a reduction in our carrying value of Timber Ridge OpCo. As of September 30, 2020, we have recognized our share of Timber Ridge OpCo’s operating losses in excess of our initial investment. These cumulative losses in excess of our basis of $1,143,000 are included in accounts payable and accrued expenses in our Condensed Consolidated Balance Sheets.

Autumn Trace

On May 1, 2020, we completed a purchase leaseback to acquire two senior housing facilities each with 44 assisted living units for a total purchase price of $14,250,000, including $150,000 in closing costs. The facilities are located in Indiana and are leased to Autumn Trace Senior Communities, which is a new operator relationship for NHI. The 15-year master lease has an initial lease rate of 7.25% with fixed annual escalators of 2.25% and offers two optional extensions of 5 years each. NHI was also granted a purchase option on a newly opened Indiana facility.

Watermark Retirement

On June 12, 2020, we provided a $5,000,000 loan commitment to Watermark Retirement to provide working capital liquidity in connection with the renewal of an existing lease on two continuing care retirement communities. No amounts have been drawn as of September 30, 2020.

The Courtyard at Bellevue

On September 30, 2020, we acquired a 43-unit assisted living and memory care facility located in Bellevue, Wisconsin from 41 Management. The acquisition price was $12,300,000 and included the full payment of an outstanding mortgage loan of $3,870,000, plus accrued interest. The property is leased to an affiliate of 41 Management pursuant to a 15-year master lease that has an initial lease rate of 7.5% with fixed annual escalators of 2.5% and offers two optional extensions of five years each.

Senior Living Communities

On July 31, 2020, Senior Living Communities repaid two fully drawn mezzanine loans of $12,000,000 and $2,000,000, respectively. The purpose of the mezzanine loans were to partially fund construction of a 186-unit senior living campus on Daniel Island in South Carolina, which opened in April 2018. The loans bore interest, payable monthly, at a 10% annual rate.

Asset Dispositions

In September 2019, we classified a portfolio of eight assisted living properties located in Arizona (4), Tennessee (3) and South Carolina (1) as held for sale, after the current tenant, Brookdale Senior Living, expressed an intention to exercise its purchase option on the properties. The purchase option called for the parties to split evenly any appreciation above $37,520,000. During the first quarter of 2020, NHI and the tenant agreed to a fair valuation of $41,000,000 for the properties, and, accordingly, on January 22, 2020, we disposed of the properties at the agreed price of $39,260,000. For the nine months ended September 30, 2020 and 2019, we recognized $229,000 and $3,187,000, respectively, of rental income from this portfolio.

On February 21, 2020, we disposed of two assisted living properties previously classified as held-for-sale in exchange for a term note of $4,000,000 from the buyer, Bickford. The note, which is due February 2025 and bears interest at 7%, will begin amortizing on a twenty-five-year basis in January 2021. In the first quarter of 2019, we classified these properties as held-for-sale, recorded an adjustment to lease revenues to write off the associated $124,000 in straight-line receivables and recognized an impairment loss of $2,500,000 to write down the properties to their estimated net realizable value.

Other

Our leases are typically structured as “triple net leases” on single-tenant properties having an initial leasehold term of 10 to 15 years with one or more five-year renewal options. As such, there may be reporting periods in which we experience few, if any, lease renewals or expirations. During the nine months ended September 30, 2020, we did not have any significant renewing or expiring leases.

Certain of our leases contain purchase options allowing tenants to acquire the leased properties. At September 30, 2020, we had a net investment of $11,712,000 in two real estate properties which are subject to exercisable tenant purchase options. Tenant purchase options on 12 properties in which we had an aggregate net investment of $122,982,000 at September 30, 2020, become exercisable between 2021 and 2028.

Rental income from leased properties with tenant purchase options either currently exercisable or exercisable in the future was $13,418,000 and $13,763,000 for the nine months ended September 30, 2020 and 2019, respectively. We cannot reasonably estimate at this time the probability that these purchase options will be exercised in the future. Consideration to be received from the exercise of any tenant purchase option is expected to exceed our net investment in the leased property or properties.

We adjust rental income for the amortization of lease inducements paid to our tenants. Current outstanding commitments and contingencies are listed under our discussion of liquidity and capital resources. Amortization of these payments against revenues was $735,000 and $607,000 for the nine months ended September 30, 2020 and 2019, respectively.

Tenant Concentration

As discussed in Note 3 to the condensed consolidated financial statements, we have four lessees (including their affiliated entities, which are the legal tenants) from whom we individually derive at least 10% of our rental income as follows ($ in thousands):

			Rental Income
		Investment	Nine Months Ended September 30,				Lease
	Asset Class	Amount	2020		2019		Renewal
Bickford Senior Living	ALF	$534,376	$37,142	17%	$38,494	18%	Various
Senior Living Communities	EFC	573,631	35,788	16%	35,001	16%	2029
Holiday Retirement	ILF	531,378	30,529	14%	30,283	14%	2035
National HealthCare Corporation	SNF	171,297	28,362	13%	28,670	13%	2026
All others	Various	1,451,204	93,255	40%	82,124	39%	Various
		$3,261,886	$225,076		$214,572

The table above, for the nine months ended September 30, 2020 and 2019, excludes $7,190,000 and $4,205,000, respectively, for certain property operating expenses (e.g. property tax and insurance) received from our tenants through escrow reimbursement. Straight-line rent of $4,992,000 and $4,958,000 was recognized from the Holiday lease for the nine months ended September 30, 2020 and 2019, respectively. Straight-line rent of $3,203,000 and $3,519,000 was recognized from the Senior Living Communities lease for the nine months ended September 30, 2020 and 2019, respectively. Straight-line rent of $2,111,000 and $3,680,000 was recognized from the Bickford leases for the nine months ended September 30, 2020 and 2019, respectively. For NHC, rent escalations are based on a percentage increase in revenue over a base year and do not give rise to non-cash, straight-line rental income. The amounts in the table above are reflected with prior period amounts for properties transitioned to new operators or disposed being reclassified into the All others category.

For the nine months ended September 30, 2020, approximately 24% of our revenue was derived from operators of our skilled nursing facilities who receive a significant portion of their revenue from governmental payors, primarily Medicare and Medicaid. Such revenues are subject annually to statutory and regulatory changes and in recent years have been reduced due to federal and state budgetary pressures.

The following table summarizes the average portfolio occupancy for Senior Living Communities, Bickford and Holiday for the periods indicated, excluding development properties in operation less than 24 months, notes receivable, and properties transitioned to new operators or disposed.

	Properties	3Q19	4Q19	1Q20	2Q20	3Q20	September 2020
Senior Living Communities	9	80.3%	80.4%	80.3%	79.1%	79.0%	78.9%
Bickford	47	86.0%	86.3%	85.2%	82.5%	81.7%	81.8%
Holiday	26	87.6%	87.0%	87.3%	83.5%	79.6%	78.5%

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

We believe that EBITDARM is a useful way to analyze the cash potential of a group of assets. From EBITDARM we calculate a coverage ratio (EBITDARM/Cash Rent), measuring the ability of the operator to meet its monthly obligation. In addition to EBITDARM and the coverage ratio, we rely on a careful balance sheet analysis and other analytical procedures to help us identify potential areas of concern relative to our operators’ ability to generate sufficient liquidity to meet their obligations, including their obligation to continue to pay the amount due to us. Typical among our operators is a varying lag in reporting to us the results of their operations. Across our portfolio, however, our operators report their results, typically within either 30 or 45 days and at the latest, within 90 days of month’s end. For computational purposes, we exclude development and lease-up properties that have been in operation less than 24 months and selected immaterial properties identified in 2019 as available for sale and subsequently sold in the first quarter of 2020. For stabilized acquisitions in the portfolio less than 24 months and renewing leases with changes in scheduled rent, we include pro forma cash rent. Same-store portfolio coverage excludes properties that have transitioned operators in the past 24 months.

The results of our coverage ratio analysis are presented below on a trailing twelve-month basis, as of June 30, 2020 and 2019 (the most recent periods available):

Total Portfolio

By asset type	SHO	SNF	HOSP	MOB	TOTAL
Properties	135	74	3	2	214
2Q19	1.20x	2.76x	1.83x	6.39x	1.68x
2Q20	1.13x	2.89x	2.31x	6.48x	1.69x

Market served	Need Driven	Need Driven excl. Bickford	Discretionary	Discretionary excl. SLC & Holiday	Medical	Medical excl. NHC
Properties	96	49	39	4	79	37
2Q19	1.12x	1.16x	1.27x	1.94x	2.70x	1.86x
2Q20	1.10x	1.13x	1.17x	1.43x	2.86x	2.15x

Major tenants	NHC[1]	SLC	Bickford	Holiday
Properties	42	9	47	26
2Q19	3.79x	1.10x	1.08x	1.20x
2Q20	3.81x	1.06x	1.06x	1.18x

Same-Store Portfolio

By asset type	SHO	SNF	HOSP	MOB	Total
Properties	127	74	2	2	205
2Q19	1.20x	2.76x	1.48x	6.39x	1.68x
2Q20	1.13x	2.89x	1.62x	6.48x	1.67x

Market served	Need Driven	Need Driven excl. Bickford	Discretionary	Discretionary excl. SLC & Holiday	Medical	Medical excl. NHC
Properties	89	42	38	3	78	36
2Q19	1.12x	1.17x	1.28x	1.98x	2.70x	1.82x
2Q20	1.09x	1.12x	1.17x	1.48x	2.84x	2.07x

Major tenants	NHC[1]	SLC	Bickford	Holiday
Properties	42	9	47	26
2Q19	3.79x	1.10x	1.08x	1.20x
2Q20	3.81x	1.06x	1.06x	1.18x
1 NHC based on corporate-level FCCR and includes 3 independent living facilities

These results include any amounts received and recognized by the operators from the HHS CARES Act Provider Relief Fund but do not include any funds received under the Paycheck Protection Program. Our operators may not consistently account for any pandemic relief funds received which can impact comparability among operators and across periods.

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

Other Portfolio Activity

Tenant Transitioning

Nine properties were transitioned during 2019 to five new tenants following a period of non-compliance by the former operators. Two leases with the new tenants for six of these properties specify periods during which rental income is based on operating income, net of management fees. We recognized rental income from these nine properties of $930,000 and $3,741,000 for the three and nine months ended September 30, 2020, respectively and $1,103,000 and $2,310,000 for the three and nine months ended September 30, 2019, respectively.

The following table summarizes the transition properties during the nine months ended September 30, 2020:

			Occupancy[1]
Facility Name (New Tenant)	Units	State	September 2019	December 2019	March 2020	June 2020	September 2020
Discovery Commons of College Park	148	IN	16.2%	15.5%	16.0%	14.2%	13.8%
The Charlotte (SLC)	99	NC	12.8%	20.8%	28.5%	34.8%	38.9%
Maybelle Carter (Vitality)	135	TN	78.5%	80.1%	82.2%	77.3%	76.8%
Chancellor TX-IL portfolio	196	IL/TX	66.0%	65.9%	67.1%	57.2%	54.4%
Beaver Dam Assisted Living (BAKA)	120	WI	68.3%	66.9%	68.3%	61.7%	61.8%
	698		50.7%	51.7%	53.9%	49.6%	49.2%
1 Monthly Average

Real Estate and Mortgage Write-downs

In addition to the impact of the COVID-19 pandemic, our borrowers and tenants experience periods of significant financial pressures and difficulties similar to those encountered by other health care providers. Governments at both the federal and state levels have enacted legislation to lower, or at least slow, the growth in payments to health care providers. Furthermore, the cost of professional liability insurance has increased significantly during this same period.

Our condensed consolidated financial statements for the three and nine months ended September 30, 2020 do not reflect any significant impairment of our long-lived assets as a result of the COVID-19 pandemic or other factors. We have no significant intangible assets currently recorded on our balance sheet that would require assessment for impairment.

In July 2020, Quorum Health Corporation (“Quorum”) completed a Chapter 11 bankruptcy restructuring. As a result, NHI wrote off straight-line rent receivable under the lease of $380,000 in the first quarter of 2020 and began recognizing revenues under the lease as cash is received. Quorum continues to operate the hospital while timely paying its rent under the lease, which totaled $2,637,000 for the nine months ended September 30, 2020.

Effective January 1, 2020, we adopted ASU 2016-13, Financial Instruments – Credit Losses, which broadened the information we must consider in developing our expected credit loss estimates to include forecasted economic information in addition to our historical experience. We have established a reserve for estimated credit losses of $4,907,000 and a liability of $320,000 for estimated credit losses on unfunded loan commitments as of September 30, 2020. We evaluate the reserves for estimated credit losses on a quarterly basis and make adjustments based on current circumstances as considered necessary.

We believe that the carrying amounts of our real estate properties are recoverable and that mortgage and other notes receivable are realizable and supported by the value of the underlying collateral. However, it is possible that future events could require us to make significant adjustments to these carrying amounts.

Results of Operations

The significant items affecting revenues and expenses are described below (in thousands):

	Three Months Ended
	September 30,		Period Change
	2020	2019	$	%
Revenues:
Rental income
CCRC leased to Timber Ridge OpCo	$2,276	$—	$2,276	NM
SNF leased to Ignite Team Partners	549	—	549	NM
ALFs leased to 41 Management	530	—	530	NM
EFCs leased to Senior Living Communities	10,857	10,520	337	3.2%
ALFs leased to Bickford Senior Living	10,407	11,778	(1,371)	(11.6)%
SHOs leased to Chancellor Health Care	2,051	2,441	(390)	(16.0)%
SHOs leased to Discovery Senior Living	2,521	2,958	(437)	(14.8)%
Other new and existing leases	39,537	38,638	899	2.3%
Current year disposals	—	1,584	(1,584)	NM
	68,728	67,919	809	1.2%
Straight-line rent adjustments, new and existing leases	5,086	5,720	(634)	(11.1)%
Escrow funds received from tenants for taxes and insurance	4,007	1,608	2,399	NM
Total Rental Income	77,821	75,247	2,574	3.4%
Interest income and other
Life Care Services mortgages and construction loans	2,972	2,074	898	43.3%
Bickford construction loans	739	384	355	92.4%
41 Management mortgage loan	185	54	131	NM
Senior Living Communities mortgage and other notes	908	1,029	(121)	(11.8)%
Current year note payoffs	143	1,623	(1,480)	(91.2)%
Other new and existing mortgages and notes	1,296	1,239	57	4.6%
Total Interest Income from Mortgage and Other Notes	6,243	6,403	(160)	(2.5)%
Other income	237	32	205	NM
Total Revenues	84,301	81,682	2,619	3.2%
Expenses:
Depreciation
CCRC leased to Timber Ridge OpCo	937	—	937	NM
ALFs leased to 41 Management	168	—	168	NM
SNF leased to Ignite Team Partners	152	—	152	NM
SHOs leased to Senior Living Communities	3,853	3,743	110	2.9%
ALFs leased to Autumn Trace Communities	105	—	105	NM
Other new and existing assets	15,621	15,952	(331)	(2.1)%
Total Depreciation	20,836	19,695	1,141	5.8%
Interest	12,892	14,661	(1,769)	(12.1)%
Payroll and related compensation expenses	1,527	1,451	76	5.2%
Loan and realty gains	(193)	—	(193)	NM
Taxes and insurance on leased properties	4,187	1,608	2,579	NM
Other expenses	1,663	1,512	151	10.0%
Total Expenses	40,912	38,927	1,985	5.1%
Loss from equity method investment	(728)	—	(728)	NM
Net income	42,661	42,755	(94)	(0.2)%
Less: net (income) loss attributable to noncontrolling interest	(66)	3	(69)	NM
Net income attributable to common stockholders	$42,595	$42,758	$(163)	(0.4)%

NM - not meaningful

Financial highlights of the quarter ended September 30, 2020, compared to the same quarter of 2019 were as follows:

•Rental income received from our tenants increased by $809,000, or 1.2%, primarily due to $3,692,000 of additional rental income from new investments funded since September 2019. Rent concessions granted to tenants in third quarter 2020 totaling $2,654,000 as a result of the COVID-19 pandemic, partially offset the increase in rental income. Escrow funds received from tenants totaling $4,007,000 were used to pay certain property operating expenses (e.g. taxes and insurance), which is typical of triple net leases.

•Interest income from mortgage and other notes decreased $160,000, or (2.5)%, primarily due to Senior Living Communities
Daniel Island and other current year note pay offs.

•Depreciation expense increased $1,141,000 primarily due to new real estate investments completed since September 2019.

•Interest expense decreased $1,769,000 primarily as a result of $210,000,000 notional amount of fixed rate swaps that matured.

•As part of our current period assessment of expected credit losses, we recorded a $193,000 decrease in our credit loss reserve which is included in loan and realty (gains) losses in our Condensed Consolidated Statements of Income.

•The following table summarizes our stabilizing real estate recently transitioned to new tenants ($ in thousands):

	Three Months Ended
	September 30,		Period Change
	2020	2019	$	%
Revenues:
Rental income
SHOs leased to Chancellor Health Care	$—	$437	$(437)	NM
SHO leased to Senior Living Communities	38	366	(328)	(89.6)%
SHO leased to Discovery Senior Living	19	189	(170)	(89.9)%
SLC leased to Vitality Senior Living	66	(40)	106	NM
ALF leased to BAKA Enterprises	210	150	60	40.0%
Straight-line rent adjustments	584	—	584	NM
Total Rental Income	917	1,102	(185)	NM
Expenses:
Depreciation
SHOs leased to Chancellor Health Care	406	406	—	—%
SHO leased to Senior Living Communities	153	132	21	15.9%
SHO leased to Discovery Senior Living	171	171	—	—%
SLC leased to Vitality Senior Living	158	154	4	2.6%
ALF leased to BAKA Enterprises	135	145	(10)	(6.9)%
Total Depreciation	1,023	1,008	15	1.5%
Legal	(6)	52	(58)	NM
Franchise, excise and other taxes	—	17	(17)	NM
	1,017	1,077	(60)	(5.6)%
Net income (loss)	$(100)	$25	$(125)	NM

The significant items affecting revenues and expenses are described below (in thousands):

	Nine Months Ended
	September 30,		Period Change
	2020	2019	$	%
Revenues:
Rental income
CCRC leased to Timber Ridge OpCo	$6,070	$—	$6,070	NM
SHOs leased to Discovery Senior Living	8,551	5,399	3,152	58.4%
ALFs leased to 41 Management	1,354	—	1,354	NM
EFCs leased to Senior Living Communities	32,585	31,482	1,103	3.5%
SNF leased to Ignite Team Partners	892	—	892	NM
ALFs leased to Comfort Care Senior Living	2,323	1,612	711	44.1%
ALFs leased to Autumn Trace Communities	430	—	430	NM
ALF’s leased to Bickford Senior Living	35,031	35,984	(953)	(2.6)%
Other new and existing leases	122,359	120,258	2,101	1.7%
Current year disposals	—	3,582	(3,582)	NM
	209,595	198,317	11,278	5.7%
Straight-line rent adjustments, new and existing leases	15,481	16,255	(774)	(4.8)%
Escrow funds received from tenants for taxes and insurance	7,190	4,205	2,985	71.0%
Total Rental Income	232,266	218,777	13,489	6.2%
Interest income and other
Senior Living Communities mortgage and other notes	3,184	1,913	1,271	66.4%
Bickford construction loans	2,000	862	1,138	NM
41 Management mortgage and construction loans	510	62	448	NM
Bickford construction loan payoffs	—	1,791	(1,791)	NM
Life Care Services mortgages and construction loans	8,324	8,732	(408)	NM
Other existing mortgages and notes	4,929	3,609	1,320	36.6%
Total Interest Income from Mortgage and Other Notes	18,947	16,969	1,978	11.7%
Other income	359	140	219	NM
Total Revenues	251,572	235,886	15,686	6.6%
Expenses:
Depreciation
CCRC leased to Timber Ridge OpCo	2,499	—	2,499	NM
SHOs leased to Discovery Senior Living	4,151	2,646	1,505	NM
ALFs leased to 41 Management	505	—	505	NM
EFCs leased to Senior Living Communities	11,558	11,163	395	3.5%
Other new and existing assets	43,413	43,397	16	—%
Total Depreciation	62,126	57,206	4,920	8.6%
Interest	40,589	41,925	(1,336)	(3.2)%
Payroll and related compensation expenses	4,512	4,050	462	11.4%
Non-cash stock-based compensation expense	2,772	2,955	(183)	(6.2)%
Loan and realty losses	1,002	2,500	(1,498)	(59.9)%
Taxes and insurance on leased properties	7,190	4,205	2,985	71.0%
Other expenses	4,222	4,632	(410)	(8.9)%
Total Expenses	122,413	117,473	4,940	4.2%
Loss from equity method investment	(2,018)	—	(2,018)	NM
Gains on sales of real estate	21,007	—	21,007	NM
Net income	148,148	118,413	29,735	25.1%
Less: net (income) loss attributable to noncontrolling interest	(162)	4	(166)	NM
Net income attributable to common stockholders	$147,986	$118,417	$29,569	25.0%

NM - not meaningful

Financial highlights of the nine months ended September 30, 2020, compared to the same period in 2019 were as follows:

•Rental income received from our tenants increased $11,278,000, or 5.7%, primarily as a result of new investments funded since September 2019, net of rent concessions granted in third quarter 2020 totaling $2,654,000. Included in rental income were funds received from tenants totaling $7,190,000 used to pay certain property operating expenses (e.g. property taxes and insurance), which is typical of triple net leases.
•Interest income from mortgage and other notes increased $1,978,000, primarily due to interest income received on loans to Senior Living Communities, Bickford Senior Living and 41 Management.

•Depreciation expense increased $4,920,000 primarily due to new real estate investments completed since September 2019.

•Interest expense decreased $1,336,000 primarily as a result of $210,000,000 notional amount of fixed rate swaps that matured.

•Payroll and related compensation expenses increased $462,000 due primarily to several new employees added during the first half of 2020.

•As part of our assessment of expected credit losses, we recorded a $1,002,000 increase in our credit loss reserve for the nine months ended September 30, 2020, which is included in loan and realty (gains) losses in our Condensed Consolidated Statements of Income. Loan and realty losses of $2,500,000 represent a write-down recognized in 2019 related to two facilities classified as held for sale and subsequently sold in the first quarter of 2020.

•The following table summarizes our real estate under lease to transitioning tenants ($ in thousands):

	Nine Months Ended
	September 30,		Period Change
	2020	2019	$	%
Revenues:
Rental income
SHOs leased to Chancellor Health Care	$862	$725	$137	18.9%
SHO leased to Senior Living Communities	129	366	(237)	(64.8)%
SHO leased to Discovery Senior Living	50	—	50	NM
SLC leased to Vitality Senior Living	251	105	146	NM
ALF leased to BAKA Enterprises[1]	540	925	(385)	(41.6)%
Straight-line rent adjustments	1,908	—	1,908	NM
Total Revenues	3,740	2,121	1,619	NM
Expenses:
Depreciation
SHOs leased to Chancellor Health Care	1,217	1,217	—	—%
SHO leased to Senior Living Communities	459	375	84	22.4%
SHO leased to Discovery Senior Living	513	513	—	—%
SLC leased to Vitality Senior Living	472	462	10	2.2%
ALF leased to BAKA Enterprises	404	436	(32)	(7.3)%
Total Depreciation	3,065	3,003	62	2.1%
Legal	(16)	181	(197)	NM
Franchise, excise and other taxes	—	845	(845)	NM
	3,049	4,029	(980)	(24.3)%
Net income (loss)	$691	$(1,908)	$2,599	NM

[1] includes $625,000 received during 2019 as a settlement payment

Liquidity and Capital Resources

At September 30, 2020, we had $262,000,000 available to draw on our revolving credit facility, $42,198,000 in unrestricted cash and cash equivalents, and the potential to access capital through the issuance of common stock under the Company’s $500,000,000 ATM equity program. In addition, the Company maintains an effective automatic shelf registration statement through which capital could be raised via the issuance of debt and or equity securities.

In July, 2020, we entered into a new one-year $100,000,000 term loan bearing interest at a rate of 30-day LIBOR (with a 50 basis point floor) plus 185 basis points, based on our current leverage ratios. We have the right to extend the maturity by an additional year subject to the payment of a 20 basis point extension fee. The proceeds from this loan were used to repay amounts outstanding on the unsecured revolving credit facility.

During the three and nine months ended September 30, 2020, we issued 79,155 common shares through the ATM program with an average price of $65.35, resulting in net proceeds of approximately $4,791,000 initially used to pay down our revolving credit facility. We intend to use the proceeds from any further activity under the ATM program for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under our credit facility.

On October 30 and November 2, 2020, the Company repaid ten HUD mortgage loans with a combined balance of $42,629,000, plus accrued interest of $157,000 and a prepayment fee of $1,619,000. The HUD mortgage loans were secured by ten properties leased to Bickford with a net book value of $47,862,000. Nine of the mortgage notes required monthly payments of principal and interest from 4.3% to 4.4% (inclusive of mortgage insurance premiums) with maturities in August and October 2049. One additional HUD mortgage loan assumed in 2014 at a discount, required monthly payments of principal and interest of 2.9% (inclusive of mortgage insurance premium) and matured in October 2047.

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

These sources and uses of cash are reflected in our Condensed Consolidated Statements of Cash Flows as summarized below ($ in thousands):

	Nine Months Ended September 30,		One Year Change
	2020	2019	$	%
Cash and cash equivalents and restricted cash, January 1	$15,669	$9,912	$5,757	58.1%
Net cash provided by operating activities	176,527	184,809	(8,282)	(4.5)%
Net cash used in investing activities	(83,418)	(304,902)	221,484	(72.6)%
Net cash (used in) provided by financing activities	(57,664)	126,462	(184,126)	NM
Cash and cash equivalents and restricted cash, September 30	$51,114	$16,281	$34,833	NM

Operating Activities – Net cash provided by operating activities for the nine months ended September 30, 2020 was favorably impacted by new real estate investments in 2019 and 2020, an increase in lease payment collections arising from escalators on existing leases and previously funded lease incentives.

Investing Activities – Net cash used in investing activities for the nine months ended September 30, 2020 was comprised primarily of $155,698,000 of investments in real estate and notes, and was offset by the collection of principal on mortgage and other notes receivable of $33,895,000 and $39,260,000 in proceeds from the disposition of real estate.

Financing Activities – Net cash (used in) provided by financing activities for the nine months ended September 30, 2020 compared to the same period in 2019 is primarily the result of a $78,000,000 decrease in net borrowings, inclusive of a new $100,000,000 term loan, a $91,011,000 decrease in proceeds from issuance of common shares and dividend payments which increased $11,685,000 over the same period in 2019.

Debt Obligations

Reference Note 6 to the condensed consolidated financial statements for additional information about our outstanding indebtedness. Also, reference “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for more details on our indebtedness and the impact of interest rate risk.

Unsecured Bank Credit Facility - Our bank credit facility derives from the Credit Agreement dated as of August 3, 2017 (the “2017 Agreement”), and two Term Loan Agreements dated as of September 17, 2018 (the “2018 Agreement”) and July 9, 2020 (the “2020 Agreement”). Together these agreements establish our unsecured $1,200,000,000 bank credit facility, which consists of three term loans –$100,000,000 maturing in July 2021, $250,000,000 maturing in August 2022 and $300,000,000 maturing in September 2023 - and a $550,000,000 revolving credit facility that matures in August 2021 with a one year extension option available after payment of a 10 basis point extension fee. We have swap agreements to fix the interest rates on $340,000,000 of term loans and $60,000,000 of our revolving credit facility that expire in December 2021, when LIBOR is scheduled for discontinuation.

The revolving facility fee is currently 20 basis points per annum, and based on our current leverage ratios, the facility presently provides for floating interest on the revolver and the term loans at 30-day LIBOR plus 120 bps and a blended 140 bps, respectively. At September 30, 2020 and December 31, 2019, 30-day LIBOR was 15 and 176 bps, respectively. Through June 2020, the Company utilized $610,000,000 in interest rate swaps, designated as cash flow hedges, to fix the variable interest rate on the amounts outstanding on our term loans and revolving credit facility. On June 29 and 30, 2020, $80,000,000 and $130,000,000 of these hedges expired. As of September 30, 2020, we had $538,000,000 of outstanding variable rate debt exposed to interest rate risk through December 2021, at which time our remaining hedges expire. Our swaps and the financial instruments to which they relate are described in the table below, under the caption “Interest Rate Swap Agreements.” The current interest spreads and facility fee reflect our leverage-ratio compliance based on the applicable margin for LIBOR loans, measuring debt to “Total Asset Value,” at Level 3 in the Interest Rate Schedule provided below in summary format:

Interest Rate Schedule

		LIBOR Margin
Level	Leverage Ratio	Revolver	$300m Term Loan	$250m Term Loan	$100m Term Loan	Facility Fee
1	< 0.35	1.10%	1.20%	1.25%	1.75%	0.15%
2	≥ 0.35 & < 0.40	1.15%	1.25%	1.30%	1.80%	0.20%
3	≥ 0.40 & < 0.45	1.20%	1.30%	1.35%	1.85%	0.20%
4	≥ 0.45 & < 0.50	1.25%	1.40%	1.45%	1.95%	0.25%

Beyond the applicable ratios detailed above, increasing levels of leverage (not shown) will subject our debt to defined increases in interest rates and fees.

The 2017 Agreement requires that we calculate specified financial statement metrics and meet or exceed a variety of financial ratios, which are usual and customary in nature. These ratios are calculated quarterly and as of September 30, 2020, were within required limits. The calculation of our leverage ratio involves intermediate determinations of our “total indebtedness” and of our “total asset value,” as defined. As discussed below in connection with our leverage-based LIBOR Margin schedule, under provisions of which we are given credit for collateral based on cash rental revenue (capitalized at standard rates based on asset class), if we experience significant declines in rent collections, we could shift to Level 4 or beyond, resulting in significant additional interest expense.

Aside from a more favorable rate, the 2020 and 2018 Agreements generally calls for the same covenants and financial statement metrics required for compliance with terms of the 2017 Agreement. Although we are currently eligible under the term loan agreements to transact in our unsecured bank credit facilities at the respective scheduled rates represented by Level 3, the movement of our leverage ratio into Level 4 at current levels of debt would result in additional annual interest charges of $1,069,000, assuming an average revolver balance of approximately $288,000,000. Further movement of our leverage ratio beyond levels currently contemplated by management would be subject to escalating increases in interest. If, in addition to changes in the leverage ratio, certain qualitative indicators of our risk profile were to materially change, further interest-rate escalations may result.

We remain in compliance with all debt covenants under the unsecured bank credit facility and other debt agreements.

Convertible Senior Notes - As of September 30, 2020, our $60,000,000 of senior unsecured convertible notes were convertible at a rate of 14.88 shares of common stock per $1,000 principal amount, representing a conversion price of approximately $67.21 per share for a total of 892,716 shares on the remaining $60,000,000 of senior unsecured convertible notes. For the three and nine months ended September 30, 2020, there was no dilution resulting from the conversion option within our convertible debt. If NHI’s current share price increases above the adjusted $67.21 conversion price, dilution may become attributable to the conversion feature. At September 30, 2020, the face amount of the convertible debt exceeded its value on conversion, when value on conversion was computed as if the debt were immediately eligible to convert.

Effective October 1, 2020, the conversion feature is generally available to noteholders. The notes are “optional net-share settlement” instruments, allowing NHI the option to settle the principal amount of the indebtedness in cash and common stock for any excess. The amounts and timing of conversions will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors.

Debt Maturities - Reference Note 6 to the condensed consolidated financial statements for more information on our debt maturities.

Credit Ratings - Moody's Investors Services (“Moody's”) announced on November 5, 2020 that it assigned an investment grade issuer credit rating and a senior unsecured debt rating of ‘Baa3’ with a “Negative” outlook to the Company. Both Fitch and S&P Global announced in November 2019 a public issuer credit rating of BBB- with an outlook of “Stable”. Fitch confirmed its rating most recently on September 30, 2020. Our unsecured bank credit facility includes an option to shift from the leverage-based LIBOR margin schedule in the table above to a ratings-based LIBOR margin schedule. Shifting to a ratings-based LIBOR margin schedule potentially reduces volatility of our interest cost during periods of time when our leverage may fluctuate modestly. Our decision to move to a ratings-based margin schedule will be based on several factors including the relative cost of the ratings-based versus leverage-based margin schedules and our desire to have a more stable interest cost if our leverage modestly changes as compared to the existing leverage-based margin schedule. Our unsecured private placement term loan agreements include a rate increase provision that is effective if any rating agency lowers our credit rating below investment grade and our compliance leverage increases to 50% or more.

Reference Rate Reform - LIBOR is scheduled for discontinuation by December 2021. In the United States, the Alternative Reference Rates Committee, a group convened by the Federal Reserve Board and the Federal Reserve Bank of New York has identified the Secured Overnight Financing Rate as its preferred alternative rate for USD LIBOR. The Company continues to monitor the establishment of a new replacement index with the assistance of its banking advisors. We may choose not to hedge any more of our LIBOR positions for the relatively short duration remaining during which LIBOR may be referenced.

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

We calculate our fixed charge coverage ratio as approximately 5.9x for the nine months ended September 30, 2020 (see our discussion under the heading Adjusted EBITDA including a reconciliation to our net income). Giving effect to our acquisitions and financings on an annualized basis, our consolidated net debt to Annualized Adjusted EBITDA ratio is approximately 4.8x for the three months ended September 30, 2020 (in thousands):

Consolidated Total Debt	$1,528,968
Less: cash and cash equivalents	(42,198)
Consolidated Net Debt	$1,486,770

Adjusted EBITDA	$77,012
Annualizing Adjustment	231,036
$308,048

Consolidated Net Debt to Annualized Adjusted EBITDA	4.8x

Interest Rate Swap Agreements

To mitigate our exposure to interest rate risk, we have in place the following interest rate swap contracts in place to hedge against floating rates on our bank term loans and a portion of our revolving credit facility as of September 30, 2020 ($ in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value (Liability)
March 2019	December 2021	2.22%	1-month LIBOR	$100,000	$(2,597)
March 2019	December 2021	2.21%	1-month LIBOR	$100,000	$(2,613)
June 2019	December 2021	1.61%	1-month LIBOR	$150,000	$(2,736)
June 2019	December 2021	1.63%	1-month LIBOR	$50,000	$(920)

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

Equity

At September 30, 2020 we had 44,729,157 shares of common stock outstanding with a market value of $2,695,817,000. Equity on our Condensed Consolidated Balance Sheet totaled $1,504,002,000.

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

The following table summarizes dividends declared by the Board of Directors or paid during the nine months ended September 30, 2020 and 2019:

Nine Months Ended September 30, 2020
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
November 7, 2019	December 31, 2019	January 31, 2020	$1.05
February 19, 2020	March 30, 2020	May 8, 2020	$1.1025
June 15, 2020	June 30, 2020	August 7, 2020	$1.1025
September 14, 2020	September 30, 2020	November 6, 2020	$1.1025

Nine Months Ended September 30, 2019
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
December 17, 2018	December 28, 2018	January 31, 2019	$1.00
February 19, 2019	March 29, 2019	May 10, 2019	$1.05
May 7, 2019	June 28, 2019	August 9, 2019	$1.05
August 8, 2019	September 30, 2019	November 8, 2019	$1.05

At-the-Market (ATM) Equity Program - We maintain an ATM program which allows us to sell our common stock directly into the market. In March 2020 the Company entered into a new ATM equity offering sales agreement pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $500,000,000 of the Company’s common shares through the ATM equity program. The Company terminated its previously existing ATM equity program, dated February 22, 2017, upon entering into the new agreement. During the third quarter, we issued 79,155 common shares through the ATM program with an average price of $65.35, resulting in net proceeds of approximately $4,791,000. During 2019, we issued 1,209,522 shares under the February 22, 2017 program, with an average price of $80.58 per share, generating net proceeds of approximately $95,774,000.

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

With the periodic settlement of some of the outstanding resident loans in the normal course of entrance-fee community operations, the balance secured by the Deed and Indenture at the date of our acquisition on January 31, 2020, was $20,063,000 and was further reduced to $17,530,000 at September 30, 2020. By terms of the resident loan assumption agreement, during the term of the lease (7 years with two renewal options), Timber Ridge OpCo is to indemnify Timber Ridge PropCo for any repayment by Timber Ridge PropCo of these liabilities under the guarantee. NHI expects that no eventual outflow of cash will result from Timber Ridge PropCo’s secondary obligation as guarantor under the resident mortgages. Accordingly, no liability was recorded on NHI’s books for the guarantee obligation upon acquisition and as of September 30, 2020.

As described in Note 2 to the condensed consolidated financial statements, our leases, mortgages and other notes receivable with certain unconsolidated entities represent variable interests in those enterprises. However, because we do not control these entities, nor do we have any role in their day-to-day management, we are not their primary beneficiary and therefore do not consolidate their financial statements. Except as discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, under Contractual Obligations and Contingent Liabilities, we have no further material obligations arising from our transactions with these entities, and we believe our maximum exposure to loss at September 30, 2020, due to this involvement would be limited to our contractual commitments and contingent liabilities and the amount of our current investments with them, as detailed further in Notes 2, 3, 4, 5 and 7 to the condensed consolidated financial statements. As of September 30, 2020, we furnished no direct support to any of these entities.

In March 2014, we issued convertible notes, which have a carrying amount of $60,000,000 as of September 30, 2020, with the conversion feature intended to broaden the Company’s credit profile and as a means to obtain a more favorable coupon rate. For this feature we calculate the dilutive effect using market prices prevailing over the reporting period. Because the dilution calculation is market-driven, and per share guidance we provide is based on diluted amounts, the theoretical effects of the conversion feature result in per share unpredictability.

Additional disclosure requirements also give widely ranging results depending on market price variability. The notes will be freely convertible in the last six months of their contractual life, beginning October 1, 2020; however, generally accepted accounting principles require us to periodically report the amount by which the notes’ convertible value exceeds their principal amount, without regard to the current availability of the conversion feature. Further, the mechanics of the calculation require the use of an end-of-period stock price, so that the face amount of the convertible debt exceeded its value on conversion at September 30, 2020, whereas the use of another price point would give a different result.

The conversion feature may also become actionable if the market price of NHI’s common stock should, for 20 of 30 consecutive trading days within a calendar quarter, sustain a level in excess of 130% of the adjusted conversion price, or $87.37 per share, down from $93.55 per share, initially. The notes are “optional net-share settlement” instruments, meaning that NHI has the option to settle the principal amount of the indebtedness in cash, with possible dilutive share issuances for any excess. Settlement of the notes requires management to allocate the consideration we ultimately pay between the debt component and the equity conversion feature as though they were separate instruments. The allocation is effected by valuing the debt component first, with any remainder allocated to the conversion feature. Amounts expended to settle the notes will be recognized first as a settlement of the notes at par and then will be recognized in income to the extent the portion allocated to the debt instrument differs from par value. The remainder of the allocation, if any, will be treated as settlement of equity and adjusted through our paid in capital account.

Contractual Obligations and Contingent Liabilities

For our contractual obligations as of December 31, 2019, see our Management’s Discussion and Analysis contained in our Form 10-K for the year ended December 31, 2019.

Commitments and Contingencies

The following tables summarize information as of September 30, 2020 related to our outstanding commitments and contingencies which are more fully described in the notes to the condensed consolidated financial statements ($ in thousands).

	Asset Class	Type	Total	Funded	Remaining
Loan Commitments:
LCS Sagewood Note A	SHO	Construction	$118,800	$(91,256)	$27,544
LCS Sagewood Note B	SHO	Construction	61,200	(61,200)	—
Bickford Senior Living	SHO	Construction	42,900	(29,458)	13,442
Senior Living Communities	SHO	Revolving Credit	12,000	(6,170)	5,830
41 Management	SHO	Construction	10,800	(8,532)	2,268
Timber Ridge OpCo	SHO	Working Capital	5,000	—	5,000
Watermark Retirement	SHO	Working Capital	5,000	—	5,000
Discovery Senior Living	SHO	Working Capital	750	(750)	—
			$256,450	$(197,366)	$59,084

See Note 4 to our condensed consolidated financial statements for further details of our loan commitments. As provided above, loans funded do not include the effects of discounts or commitment fees.

The credit loss liability for unfunded loan commitments is estimated using the same methodology as for our funded mortgage and other notes receivable based on the estimated amount that we expect to fund. We applied the same COVID-19 adjustments as discussed in Note 4 to the condensed consolidated financial statements. The liability for expected credit losses on our unfunded loans was $320,000 as of September 30, 2020.

	Asset Class	Type	Total	Funded	Remaining
Development Commitments:
Ignite Medical Resorts	SNF	Construction	$25,350	$(24,313)	$1,037
Woodland Village	SHO	Renovation	7,515	(7,425)	90
Senior Living Communities	SHO	Renovation	9,930	(9,763)	167
Wingate Healthcare	SHO	Renovation	1,900	(1,532)	368
Discovery Senior Living	SHO	Renovation	900	(697)	203
Navion Senior Solutions	SHO	Construction	650	—	650
41 Management	SHO	Renovation	400	—	400
Watermark Retirement	SHO	Renovation	6,500	(3,000)	3,500
			$53,145	$(46,730)	$6,415

In addition to the commitments listed above, Discovery PropCo has committed to Discovery for funding up to $2,000,000 toward the purchase of condominium units located at one of the facilities, of which $968,000 has been funded as of September 30, 2020.

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

Funds From Operations - FFO

Our FFO per diluted common share for the nine months ended September 30, 2020 increased $0.13 (3.2%) over the same period in 2019 due primarily to the impact of new investments completed since September 2019. FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and applied by us, is net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, impairments of real estate, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures, if any. The Company’s computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or have a different interpretation of the current NAREIT definition from that of the Company; therefore, caution should be exercised when comparing our Company’s FFO to that of other REITs. Diluted FFO assumes the exercise of stock options and other potentially dilutive securities.

Our normalized FFO per diluted common share for the nine months ended September 30, 2020 increased $0.14 (3.4%) over the same period in 2019 due primarily to the impact of new investments completed since September 2019. Normalized FFO excludes from FFO certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to, impairment of non-real estate assets, gains and losses attributable to the acquisition and disposition of assets and liabilities, and recoveries of previous write-downs.

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

Adjusted Funds From Operations - AFFO

Our normalized AFFO per diluted common share for the nine months ended September 30, 2020 increased $0.19 (5.0%) over the same period in 2019 due primarily to the impact of new investments completed since September 2019. In addition to the adjustments included in the calculation of normalized FFO, normalized AFFO excludes the impact of any straight-line rent revenue, amortization of the original issue discount on our convertible senior notes and amortization of debt issuance costs.

Normalized AFFO is an important supplemental measure of operating performance for a REIT. GAAP requires a lessor to recognize contractual lease payments into income on a straight-line basis over the expected term of the lease. This straight-line adjustment has the effect of reporting lease income that is significantly more or less than the contractual cash flows received pursuant to the terms of the lease agreement. GAAP also requires the original issue discount of our convertible senior notes and debt issuance costs to be amortized as non-cash adjustments to earnings. We also adjust Normalized AFFO for the net change in our allowance for expected credit losses as well as certain non-cash items related to our equity method investments such as straight-line lease expense and amortization of purchase accounting adjustments. Normalized AFFO is useful to our investors as it reflects the growth inherent in the contractual lease payments of our real estate portfolio.

Funds Available for Distribution - FAD

Our normalized FAD for the nine months ended September 30, 2020 increased $12,634,000 (7.5%) over the same period in 2019 due primarily to the impact of new investments completed since September 2019. In addition to the adjustments included in the calculation of normalized AFFO, normalized FAD excludes the impact of non-cash stock based compensation. We also adjust

Normalized FAD for items related to our equity method investments such as capital expenditures and the net change in non-refundable entrance fees. Normalized FAD is an important supplemental measure of liquidity for a REIT as a useful indicator of the ability to distribute dividends to stockholders.

The following table reconciles net income, the most directly comparable GAAP metric, to FFO, Normalized FFO, Normalized AFFO and Normalized FAD and is presented for both basic and diluted weighted average common shares ($ in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income attributable to common stockholders	$42,595	$42,758	$147,986	$118,417
Elimination of certain non-cash items in net income:
Depreciation	20,836	19,695	62,126	57,206
Depreciation related to noncontrolling interests	(210)	(22)	(567)	(30)
Gain on sale of real estate	—	—	(21,007)	—
Impairment of real estate	—	—	—	2,500
NAREIT FFO attributable to common stockholders	63,221	62,431	188,538	178,093
Non-cash write-off of straight-line rent receivable	—	—	380	—
Normalized FFO attributable to common stockholders	63,221	62,431	188,918	178,093
Straight-line lease revenue, net	(5,086)	(5,720)	(15,861)	(16,255)
Straight-line lease revenue, net, related to noncontrolling interests	29	6	81	8
Amortization of lease incentives	250	224	735	607
Amortization of original issue discount	102	197	303	584
Amortization of debt issuance costs	871	708	2,156	2,112
Equity method investment adjustments, net	568	—	617	—
Note receivable credit loss expense	(193)	—	1,002	—
Normalized AFFO attributable to common stockholders	59,762	57,846	177,951	165,149
Equity method investment capital expenditure	(105)	—	(315)	—
Equity method investment non-refundable fees received	156	—	330	—
Non-cash stock-based compensation	457	477	2,772	2,955
Normalized FAD attributable to common stockholders	$60,270	$58,323	$180,738	$168,104

BASIC
Weighted average common shares outstanding	44,661,650	43,505,332	44,641,748	43,187,847
NAREIT FFO attributable to common stockholders per share	$1.42	$1.44	$4.22	$4.12
Normalized FFO attributable to common stockholders per share	$1.42	$1.44	$4.23	$4.12
Normalized AFFO attributable to common stockholders per share	$1.34	$1.33	$3.99	$3.82

DILUTED
Weighted average common shares outstanding	44,662,403	43,861,089	44,643,514	43,494,714
NAREIT FFO attributable to common stockholders per share	$1.42	$1.42	$4.22	$4.09
Normalized FFO attributable to common stockholders per share	$1.42	$1.42	$4.23	$4.09
Normalized AFFO attributable to common stockholders per share	$1.34	$1.32	$3.99	$3.80

Adjusted EBITDA

We consider Adjusted EBITDA to be an important supplemental measure because it provides information which we use to evaluate our performance and serves as an indication of our ability to service debt. We define Adjusted EBITDA as consolidated earnings before interest, taxes, depreciation and amortization, excluding real estate asset impairments and gains on dispositions and certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing Adjusted EBITDA for the current period to similar prior periods. These items include, but are not limited to, impairment of non-real estate assets, gains and losses attributable to the acquisition and disposition of assets and liabilities, and recoveries of previous write-downs. Adjusted EBITDA also includes our proportionate share of unconsolidated equity method investments presented on a similar basis. Since others may not use our definition of Adjusted EBITDA, caution should be exercised when comparing our Adjusted EBITDA to that of other companies. EBITDA reflects GAAP interest expense, which excludes amounts capitalized during the period.

The following table reconciles net income, the most directly comparable GAAP metric, to Adjusted EBITDA ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$42,661	$42,755	$148,148	$118,413
Interest expense	12,892	14,661	40,589	41,925
Franchise, excise and other taxes	164	121	553	1,441
Depreciation	20,836	19,695	62,126	57,206
NHI’s share of EBITDA adjustments for unconsolidated entities	652	—	652	—
Gain on sale of real estate	—	—	(21,007)	—
Impairment of real estate	—	—	—	2,500
Non-cash write-off of straight-line rent receivable	—	—	380	—
Note receivable credit loss expense	(193)	—	1,002	—
Adjusted EBITDA	$77,012	$77,232	$232,443	$221,485

Interest expense at contractual rates	$10,129	$14,308	$33,701	$40,736
Interest rate swap payments, net	1,778	(410)	4,555	(1,006)
Principal payments	308	590	917	886
Fixed Charges	$12,215	$14,488	$39,173	$40,616

Fixed Charge Coverage	6.3x	5.3x	5.9x	5.5x

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At September 30, 2020, we were exposed to market risks related to fluctuations in interest rates on approximately $538,000,000 of variable-rate indebtedness (excludes $400,000,000 of variable-rate debt that has been hedged through interest-rate swap contracts) and on our mortgage and other notes receivable. The unused portion ($262,000,000 at September 30, 2020) of our revolving credit facility, should it be drawn upon, is subject to variable rates.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a 50 basis-point increase or decrease in the interest rate related to variable-rate debt, and assuming no change in the outstanding balance as of September 30, 2020, net interest expense would increase or decrease annually by approximately $2,690,000 or $0.06 per common share on a diluted basis.

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

The following table sets forth certain information with respect to our debt ($ in thousands):

	September 30, 2020			December 31, 2019
	Balance[1]	% of total	Rate[3]	Balance[1]	% of total	Rate[3]
Fixed rate:
Convertible senior notes	$60,000	3.9%	3.25%	$60,000	4.1%	3.25%
Private placement term loans	400,000	26.0%	4.15%	400,000	27.6%	4.15%
Bank term loans - unsecured	340,000	22.1%	3.27%	550,000	38.0%	3.36%
HUD mortgage loans[2]	42,721	2.8%	4.04%	43,376	3.0%	4.04%
Fannie Mae term loans	95,444	6.2%	3.94%	95,706	6.6%	3.94%
Revolving credit facility - unsecured	60,000	3.9%	2.81%	60,000	4.1%	2.81%
Variable rate:
Bank term loans - unsecured	310,000	20.3%	1.77%	—	—%	—%
Revolving credit facility - unsecured	228,000	14.8%	1.35%	240,000	16.6%	2.96%
	$1,536,165	100.0%	2.96%	$1,449,082	100.0%	3.54%

[1] Differs from carrying amount due to unamortized discounts and loan costs.
[2] Includes 10 HUD mortgages; rate is a weighted average inclusive of a mortgage insurance premium; paid off subsequent to September 30, 2020.
[3] Total is weighted average rate

The unsecured term loans in the table above reflect the effect of $400,000,000 notional amount interest rate swaps with maturities in December 2021 that effectively convert variable rate debt to fixed rate debt. These loans bear interest at LIBOR plus a spread, currently a blended 102 basis points, based on our Leverage-Based Applicable Margin, as defined.

To highlight the sensitivity of our convertible senior notes and secured mortgage debt to changes in interest rates, the following summary shows the effects on fair value (“FV”) assuming a parallel shift of 50 basis points (“bps”) in market interest rates for a contract with similar maturities as of September 30, 2020 ($ in thousands):

	Balance	Fair Value[1]	FV reflecting change in interest rates
Fixed rate:			-50 bps	+50 bps
Private placement term loans - unsecured	$400,000	$421,412	$429,421	$413,585
Convertible senior notes	60,000	60,637	60,813	60,463
Fannie Mae loans	95,444	99,202	101,296	97,154
HUD mortgage loans	42,721	51,890	55,545	48,555
[1] The change in fair value of our fixed rate debt was due primarily to the overall change in interest rates.

At September 30, 2020, the fair value of our mortgage and other notes receivable, discounted for estimated changes in the risk-free rate, was approximately $319,418,000. A 50 basis-point increase in market rates would decrease the estimated fair value of our mortgage and other loans by approximately $9,581,000, while a 50 basis point decrease in such rates would increase their estimated fair value by approximately $1,645,000.

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures. As of September 30, 2020, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities and Exchange Act of 1934, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2020.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

During the nine months ended September 30, 2020, other than as noted below, there were no material changes to the risk factors that were disclosed in Item 1A of National Health Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Item 6. Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form S-11 Registration Statement No. 33-41863, filed in paper - hyperlink is not required pursuant to Rule 105 of Regulation S-T)
3.2	Amendment to Articles of Incorporation (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed March 21, 2009)
3.3	Amendment to Articles of Incorporation approved by shareholders on May 2, 2014 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed August 4, 2014)
3.4	Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-K filed February 15, 2013)
3.5	Amendment No. 1 to Restated Bylaws dated February 14, 2014 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-K filed February 14, 2014)
3.6	Amendment to Articles of Incorporation approved by shareholders on May 6, 2020 (incorporated by reference to Exhibit 3.6 to the Company’s Form 10-Q filed August 10, 2020)
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

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date:	November 9, 2020	/s/ D. Eric Mendelsohn
D. Eric Mendelsohn
President and Chief Executive Officer
(duly authorized officer)

Date:	November 9, 2020	/s/ John L. Spaid
John L. Spaid
Chief Financial Officer
(Principal Financial Officer)