Form 10-K
period 2020-12-31
NATIONAL HEALTH INVESTORS INC
filed 2021-02-22
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	_____________	to	_____________

Commission File Number 001-10822
National Health Investors Inc
(Exact name of registrant as specified in its charter)

Maryland		62-1470956
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

222 Robert Rose Drive
Murfreesboro	Tennessee	37129
(Address of principal executive offices)		(Zip Code)

(615)	890-9100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	NHI	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of shares of common stock held by non-affiliates on June 30, 2020 (based on the closing price of these shares on the New York Stock Exchange) was approximately $2,580,970,000. There were 45,185,992 shares of the registrant’s common stock outstanding as of February 15, 2021.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2021 annual meeting of stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Form 10-K.

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

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of factors including, but not limited to, the following:

*    Actual or perceived risks associated with public health epidemics or outbreaks, such as the Coronavirus (COVID-19), have had and are expected to continue to have a material adverse effect on our business and results of operations;

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

*    We are subject to risks of damage from catastrophic weather and other natural or man-made disasters and the physical effects of climate change;

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

*    If our efforts to maintain the privacy and security of Company information are not successful, we could incur substantial costs and reputational damage, and could become subject to litigation and enforcement actions;

*    We are exposed to risks related to environmental laws and the costs associated with liabilities related to hazardous substances;

*    We depend on the success of our future acquisitions and investments;

*    We depend on our ability to reinvest cash in real estate investments in a timely manner and on acceptable terms;

*    Competition for acquisitions may result in increased prices for properties;

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

*    Downgrades in our credit ratings could have a material adverse effect on our cost and availability of capital;

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

*    We are subject to certain provisions of Maryland law and our charter and bylaws that could hinder, delay or prevent a change in control transaction, even if the transaction involves a premium price for our common stock or our stockholders believe such transaction to be otherwise in their best interests; and

*    When interest rates increase, our common stock may decline in price.

See the notes to the annual audited consolidated financial statements, and “Business” and “Risk Factors” under Item 1 and Item 1A herein for a further discussion of these and of other factors that could cause our future results to differ materially from any forward-looking statements. You should carefully consider these risks before making any investment decisions in the Company. These risks and uncertainties are not the only ones facing the Company. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition, results of operations, or cash flows could be materially and adversely affected. In that case, the trading price of our shares of stock could decline and you may lose part or all of your investment. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

Given these risks and uncertainties, we can give no assurance that these forward-looking statements will, in fact, occur and, therefore, caution investors not to place undue reliance on them.

ITEM 1. BUSINESS

General

National Health Investors, Inc., established in 1991 as a Maryland corporation, is a self-managed real estate investment trust (“REIT”) specializing in sale-leaseback, joint venture, mortgage and mezzanine financing of need-driven and discretionary senior housing and medical facility investments. Our portfolio consists of real estate investments in independent living facilities, assisted living facilities, entrance-fee communities, senior living campuses, skilled nursing facilities, hospitals and medical office buildings. We fund our real estate investments primarily through: (1) operating cash flow, (2) debt offerings, including bank lines of credit and term debt, both unsecured and secured, and (3) the sale of equity securities.

At December 31, 2020, we had investments in real estate, mortgage and other notes receivable involving 242 facilities located in 34 states. These investments involve 162 senior housing properties, 75 skilled nursing facilities, 3 hospitals, 2 medical office buildings and other notes receivable. These investments (excluding our corporate office of $2,689,000) consisted of properties with an original cost of $3,262,381,000, rented under primarily triple-net leases to 34 lessees, and $297,373,000 aggregate carrying value of mortgage and other notes receivable, excluding an allowance for expected credit losses of $4,946,000, due from 9 borrowers.

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

COVID-19 Pandemic

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - COVID-19 Pandemic.

Sources of Revenues

Our revenues are derived primarily from rental income and mortgage and other notes receivable interest income. During 2020, rental income was $307,208,000 (92.3%) and interest income from mortgages and other notes receivable was $25,603,000 (7.7%) of total revenue of $332,811,000, an increase of 4.6% over 2019. Our revenues depend on the operating success of our tenants and borrowers whose source and amount of revenues are determined by (i) the licensed beds or other capacity of the facility, (ii) their occupancy rate, (iii) the extent to which the services provided at each facility are utilized by the residents and patients, (iv) the mix of private pay, Medicare and Medicaid patients, and (v) the rates paid by private payors and by the Medicare and Medicaid programs.

Classification of Properties in our Portfolio

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

Senior Housing

As of December 31, 2020, our portfolio included 151 senior housing properties (“SHO”) leased to operators and mortgage loans secured by 11 SHOs. The SHOs in our portfolio are either need-driven or discretionary for end users and consist of independent living facilities, assisted living facilities, senior living campuses, and entrance-fee communities, which are more fully described below.

Need-Driven Senior Housing

Assisted Living Facilities. As of December 31, 2020, our portfolio included 94 assisted living facilities (“ALF”) leased to operators and mortgage loans secured by nine ALFs. ALFs are free-standing facilities that provide basic room and board functions for elderly residents. As residents typically receive assistance with activities of daily living such as bathing, grooming, administering medication and memory care services, we consider these facilities to be need-driven senior housing. On-site staff personnel are available to assist in minor medical needs on an as-needed basis. Operators of ALFs are typically paid from private sources without assistance from government. ALFs may be licensed and regulated in some states, but generally do not require the issuance of a Certificate of Need (“CON”) as required for skilled nursing facilities.

Senior Living Campuses. As of December 31, 2020, our portfolio included 14 senior living campuses (“SLC”) leased to operators. SLCs contain one or more buildings that include skilled nursing beds combined with an independent or assisted living facility that provides basic room and board functions for elderly residents. They may also provide assistance to residents with activities of daily living such as bathing, grooming and administering medication. On-site staff personnel are available to assist in minor medical needs on an as-needed basis. As the decision to transition to a senior living campus is typically more than a lifestyle choice and is usually driven by the need to receive some moderate level of care, we consider this facility type to be need-driven. Operators of SLCs are typically paid from private sources and from government programs such as Medicare and Medicaid for skilled nursing residents.

Discretionary Senior Housing

Independent Living Facilities. As of December 31, 2020, our portfolio included 32 independent living facilities (“ILF”) leased to operators. ILFs offer specially designed residential units for active senior adults and provide various ancillary services for their residents including restaurants, activity rooms and social areas. Services provided by ILF operators are generally paid from private sources without assistance from government payors. ILFs are generally, but not always, unlicensed facilities and do not require the issuance of a CON as required for skilled nursing facilities. As ILFs typically do not provide assistance with activities of daily living, we consider the decision to transition to an ILF to be discretionary.

Entrance-Fee Communities. As of December 31, 2020, our portfolio included 11 entrance-fee communities (“EFC”) leased to operators and mortgage loans secured by two EFCs. Entrance-fee communities, frequently referred to as continuing care retirement communities (“CCRC”) typically include a combination of detached cottages, an independent living facility, an assisted living facility and a skilled nursing facility on one campus. These communities appeal to residents because there is no need to relocate when health and medical needs change. EFCs are classified as either Type A, B, or C depending upon the amount of healthcare benefits included in the entrance fee. “Type A” EFCs, or “Lifecare” communities, such as the Sagewood community, which secures two of our mortgage loans, and Timber Ridge, held by us since January 31, 2020, in a joint venture, include substantially all future healthcare costs in the payment of an entrance fee and thereafter payment of a set service fee paid monthly. The Entrance Fee is divided into a refundable and non-refundable portion depending upon the resident’s chosen contract program. The service fee is determined at the time of move-in into an independent living (“IL”) unit and is subject to certain inflation-based adjustments regardless of the resident’s future care needs. A resident must move into an IL unit initially and not require care at the time of move-in. Thereafter the resident’s care requirements from assisted living to memory care to skilled nursing are provided for. Communities providing a modified healthcare contract offering access to skilled nursing care but only paying for a maximum number of days are referred to as “Type B” EFCs. Finally, “Type C” EFCs, the type which is indicative of ten communities in our lease portfolio and one community securing a mortgage loan, are fee-for-service communities which do not provide any healthcare benefits and correspondingly have the lowest entrance fees. However, monthly fees may be higher to reflect the current healthcare components delivered to each resident. EFC licensure is state-specific, but generally skilled nursing beds included in our EFC portfolio are subject to state licensure and regulation. As the decision to transition to an EFC is typically made as a lifestyle choice and not as the result of a pressing medical concern, we consider the decision to transition to an EFC to be discretionary. Accordingly, the predominant source of revenue for operators of EFCs is from private payor sources.

Medical

As of December 31, 2020, our portfolio included 77 medical facilities leased to operators and mortgage loans secured by three medical facilities. The medical facilities within our portfolio consist of skilled nursing facilities, hospitals and medical office buildings, which are more fully described below.

Skilled Nursing Facilities. As of December 31, 2020, our portfolio included 72 skilled nursing facilities (“SNF”) leased to operators and mortgage loans secured by three SNFs. SNFs provide some combination of skilled and intermediate nursing and rehabilitative care, including speech, physical and occupational therapy. As the decision to utilize the services of a SNF is typically made as the result of a pressing medical concern, we consider this to be a need-

driven medical facility. The operators of the SNFs receive payment from a combination of private pay sources and government payors such as Medicaid and Medicare. SNFs are required to obtain state licenses and are highly regulated at the federal, state and local level. Operators in 11 of the 13 states in which we own SNFs must obtain a CON from the state before opening or expanding such facilities. Some SNFs also include assisted living beds.

Hospitals. As of December 31, 2020, our portfolio included three hospitals (“HOSP”) leased to operators. Hospitals provide a wide range of inpatient and outpatient services, including acute psychiatric and rehabilitation services, and are subject to extensive federal, state and local legislation and regulation. Hospitals undergo periodic inspections regarding standards of medical care, equipment and hygiene as a condition of licensure. Services provided by hospitals are generally paid for by a combination of private pay sources and government payors. As the decision to utilize the services of a hospital is typically made as the result of a pressing medical concern, we consider this to be a need-driven medical facility.

Medical Office Buildings. As of December 31, 2020, our portfolio included two medical office buildings (“MOB”) leased to operators. MOBs are specifically configured office buildings whose tenants are primarily physicians and other medical practitioners. As the decision to utilize the services of an MOB is typically made as the result of a pressing medical concern, we consider this to be a need-driven medical facility. MOBs differ from conventional office buildings due to the special requirements of the tenants. Each of our MOBs is leased to one lessee and is either physically attached to or located on an acute care hospital campus. The lessee sub-leases individual office space to the physicians or other medical practitioners. The lessee is responsible to us for the lease obligations of the entire building, regardless of their ability to sub-lease the individual office space.

Nature of Investments

Our investments are typically structured as acquisitions of properties through purchase-leaseback transactions, acquisitions of properties from other real estate investors, loans or operations through structures allowed by the REIT Investment Diversification Empowerment Act of 2007 (“RIDEA”). We have provided construction loans for facilities for which we were already committed to provide long-term financing or for which the operator agreed to enter into a purchase option and lease with us upon completion of construction or after the facility is stabilized. The annual interest rates on our mortgage, construction and mezzanine loans ranged between 6.5% and 13% during 2020. We believe our lease and loan terms are competitive within our peer group. Typical characteristics of these transactions are as follows:

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

We monitor our triple-net lessee credit quality and identify any material changes by performing the following activities:

•Obtaining financial statements on a monthly, quarterly and annual basis to assess the operational trends of our tenants and the financial position and capability of those tenants
•Calculating the operating cash flow for each of our tenants
•Calculating the lease service coverage ratio and other ratios pertinent to our tenants
•Obtaining property-level occupancy rates for our tenants
•Verifying the payment of real estate taxes by our tenants
•Obtaining certificates of insurance for each tenant
•Obtaining reviewed or audited financial statements of our lessee guarantors on an annual basis
•Conducting a periodic inspection of our properties to ascertain proper maintenance, repair and upkeep
•Monitoring those tenants with indications of continuing and material deteriorating credit quality through discussions with our executive management and Board of Directors

Mortgage loans. We have mortgage loans with original maturities generally greater than five years, with varying amortization schedules from interest-only to fully-amortizing. Most of the loans are at a fixed interest rate; however, some interest rates increase based on a fixed schedule. In most cases, the owner of the facility is committed to make minimum annual capital expenditures for the purpose of maintaining or upgrading their respective facility. Additionally, most of our loans are collateralized by first or second mortgage liens and corporate or personal guarantees. As of December 31, 2020, we have seven mortgage loans bearing interest ranging from 7% to 8.25%.

Mezzanine loans. Frequently in situations calling for temporary financing or when our borrowers’ in-place lending arrangements prohibit the extension of mortgage security, we typically extend credit based on corporate and/or personal guarantees. These mezzanine loans often combine with an NHI purchase option covering the subject property. As of December 31, 2020, we have three mezzanine loans with interest rates that range from approximately 6.5% to 9%.

Construction loans. From time to time, we also provide construction loans that become mortgage loans upon the completion of the construction of the subject facility. We may also obtain a purchase option to acquire the facility at a future date and lease the facility back to the operator. During the term of the construction loan, funds are usually advanced pursuant to draw requests made by the borrower in accordance with the terms and conditions of the loan. Interest is typically assessed on these loans at rates equivalent to the eventual mortgage rate upon conversion. In addition to the security of the lien against the property, we will generally require additional security and collateral in the form of either payment and performance completion bonds or completion guarantees by the borrower’s parent, affiliates of the borrower or one or more of the individuals who control the borrower. As of December 31, 2020, we have six construction loans bearing interest ranging from 7.25% to 9%.

Other notes receivable. We have provided a revolving line of credit to a borrower involved in the senior housing industry who has provided personal and business guarantees as security that bears interest at a variable rate. As of December 31, 2020, this rate was 6.93%.

RIDEA Transactions. Our arrangement with an affiliate of Life Care Services, which we completed in January 2020, is structured to be compliant with the provisions of RIDEA, which permits NHI to receive rent payments through a triple-net lease between a property company and an operating company and gives NHI the opportunity to capture additional value on the improving performance of the operating company through distributions to a Taxable REIT Subsidiary (“TRS”). Accordingly, the TRS holds our 25% equity interest in an unconsolidated operating company, and provides an organizational structure that allows the TRS to engage in a broad range of activities and share in revenues that would otherwise be non-qualifying income under the REIT gross income tests. The TRS is subject to state and federal income taxes.

Operator Composition

For the year ended December 31, 2020, approximately 22% of our portfolio revenue was from publicly owned operators, 56% was from regional operators, 19% was from privately owned national chains and 3% was from smaller operators. Tenants which individually provided more than 3% and collectively 79% of our total revenues were (in alphabetical order): Bickford Senior Living (“Bickford”); Chancellor Health Care; Discovery Senior Living (“Discovery”); Health Services Management; Holiday Retirement (“Holiday”); Life Care Services; National HealthCare Corporation (“NHC”); Senior Living Communities (“Senior Living”); Senior Living Management; and The Ensign Group. We make reference to the parent company whenever we describe our business with these tenants, their subsidiaries and/or affiliates regardless of the specific subsidiary entity indicated on the lease or loan documents.

Tenant Concentration

The following table contains information regarding tenant concentration in our portfolio, based on the percentage of revenues for the years ended December 31, 2020, 2019, and 2018, related to tenants or affiliates of tenants, that exceed 10% of total revenue ($ in thousands):

	As of December 31, 2020			Revenues[1]
	Asset	Real	Notes	For the Year Ended December 31,
	Class	Estate	Receivable	2020		2019		2018

Senior Living	EFC	$573,631	$43,980	$50,734	15%	$48,450	15%	$45,868	15%
Bickford	ALF	534,376	34,466	49,451	15%	56,210	17%	52,293	18%
Holiday	ILF	531,378	—	40,705	12%	40,459	13%	43,311	15%
NHC	SNF	171,235	—	37,820	11%	38,131	12%	37,843	13%
All others	Various	1,451,761	218,927	144,448	44%	129,033	41%	115,297	39%
Escrow funds received from tenants
for property operating expenses	Various	—	—	9,653	3%	5,798	2%	—	—%
		$3,262,381	$297,373	$332,811		$318,081		$294,612

1 includes interest income on notes receivable

The amounts in the table above are reflected with disposals being reclassified into the “All others” category.

At December 31, 2020, the one state in which we had an investment concentration of 10% or more was South Carolina (10.3%). At December 31, 2019, the two states in which we had an investment concentration of 10% or more were South Carolina (10.9%) and Texas (10.5%).

Senior Living - As of December 31, 2020, we leased 10 retirement communities totaling 2,068 units to Senior Living. The 15-year master lease, which began in December 2014, contains two five-year renewal options and provides for an annual escalator of 3%. Straight-line rent of $4,271,000, $4,934,000 and $5,436,000 and interest revenue of $3,024,000, $2,970,000 and $1,528,000 were recognized from Senior Living for the years ended December 31, 2020, 2019 and 2018, respectively.

We provided a $12,000,000 revolving line of credit whose borrowings are to be used primarily to finance construction projects within the Senior Living portfolio, including building additional units. No more than $10,000,000 may be used to meet general working capital needs. Beginning January 1, 2022, availability under the revolver reduces to $7,000,000 with the limit for general working capital needs reduced to $5,000,000. The revolver matures in December 2029 at the time of lease maturity. At December 31, 2020, the $11,280,000 outstanding under the facility bears interest at 6.93% per annum, the prevailing 10-year U.S. Treasury rate plus 6%.

In June 2019, we provided a mortgage loan of $32,700,000 to Senior Living for the acquisition of a 248-unit continuing care retirement community in Columbia, South Carolina. The financing is for a term of five years with two one year extensions and carries an interest rate of 7.25%. Additionally, the loan conveys to NHI a purchase option at a stated minimum price of $38,250,000, subject to adjustment for market conditions.

On July 31, 2020, Senior Living repaid two fully drawn mezzanine loans of $12,000,000 and $2,000,000, respectively. The purpose of the mezzanine loans were to partially fund construction of a 186-unit senior living campus on Daniel Island in South Carolina, which opened in April 2018. The loans bore interest, payable monthly, at a 10% annual rate.

Bickford - As of December 31, 2020, we leased 48 facilities under five master leases to Bickford Senior Living. Lease maturity dates range from 2023 through 2033. Straight-line rent of $2,764,000, $4,531,000 and $5,028,000 and interest revenue of $2,849,000, $3,466,000 and $2,200,000 were recognized from Bickford for the years ended December 31, 2020, 2019 and 2018, respectively. As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations- COVID-19 Pandemic,” we granted lease concessions to Bickford in 2020 as a result of the COVID-19 pandemic.

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

At December 31, 2020, our construction loans to Bickford are summarized in the following table ($ in thousands):

Commencement	Rate	Maturity	Commitment	Drawn	Location
January 2018	9%	5 years	$14,000	$(14,000)	Virginia
July 2018	9%	5 years	14,700	(14,548)	Michigan
June 2020	9%	5 years	14,200	(1,918)	Virginia
			$42,900	$(30,466)

The $14,200,000 construction loan agreement is for Bickford’s development of a 64-unit assisted living facility.

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

On October 30 and November 2, 2020, the Company repaid ten HUD mortgage loans with a combined balance of $42,629,000, plus accrued interest of $157,000 and a prepayment fee of $1,619,000. The HUD mortgage loans were secured by ten properties leased to Bickford with a net book value of $47,436,000. Nine of the mortgage notes required monthly payments of principal and interest from 4.3% to 4.4% (inclusive of mortgage insurance premiums) with original maturities in August and October 2049. One additional HUD mortgage loan assumed in 2014 at a discount, required monthly payments of principal and interest of 2.9% (inclusive of mortgage insurance premium) with an original maturity in October 2047.

Holiday - As of December 31, 2020, we leased 26 independent living facilities to Holiday. The master lease, which matures in 2035, was amended in November 2018 and provides for annual lease escalators beginning November 1, 2020, with a floor of 2% and a ceiling of 3%. Straight-line rent of $6,542,000, $6,621,000, and $5,616,000 was recognized from the Holiday lease for the years ended December 31, 2020, 2019 and 2018, respectively. Our tenant operates the facilities pursuant to a management agreement with a Holiday-affiliated manager.

NHC - The facilities leased to NHC, a publicly held company, are under two master leases and consist of three independent living facilities and 39 skilled nursing facilities (four of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC). These facilities are leased to NHC under the terms of an amended master lease agreement originally dated October 17, 1991 (“the 1991 lease”), which includes our 35 legacy properties and a master lease agreement dated August 30, 2013 (“the 2013 lease”), which includes seven skilled nursing facilities acquired in 2013.

The 1991 lease expiration is December 31, 2026. There are two additional five year renewal options, each at fair rental value as negotiated between the parties and determined without including the value attributable to any improvements to the leased property voluntarily made by NHC at its expense. Under the terms of the 1991 lease, the base annual rental is $30,750,000 and rent escalates by 4% of the increase, if any, in each facility’s revenue over a 2007 base year. The 2013 lease provides for a base annual rental of $3,450,000 and has a lease expiration of August 2028. Under the terms of the 2013 lease, rent escalates 4% of the increase, if any, in each facility’s revenue over the 2014 base year. For both the 1991 lease and the 2013 lease, we refer to this additional rent component as “percentage rent.” During the last three years of the 2013 lease, NHC will have the option to purchase the facilities for $49,000,000. Total percentage rent of $3,673,000, $3,984,000, and $3,696,000 was recognized for the years ended December 31, 2020, 2019 and 2018, respectively.

Two of our board members, including our chairman, are also members of NHC’s board of directors. As of December 31, 2020, NHC owned 1,630,642 shares of our common stock.

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

As of December 31, 2020, we had working capital and construction loan commitments to nine operators for $278,650,000, of which we had funded $215,205,000 toward these commitments.

As of December 31, 2020, we had $53,945,000 of development commitments for construction and renovation for eleven properties of which we had funded $48,790,000 toward these commitments. In addition to these commitments, Discovery PropCo, discussed more fully in Note 2 to the Consolidated Financial Statements, has committed to funding up to $2,000,000 for the purchase of condominium units located at one of the facilities of which $968,000 had been funded.

As of December 31, 2020, we had $31,850,000 of contingent lease inducement commitments in six lease agreements which are generally based on the performance of facility operations and may or may not be met by the tenant. At December 31, 2020, we had funded $500,000 toward these commitments.

In addition, as described in “Item 1A. Risk Factors”, Coronavirus (COVID-19) has had and is expected to continue to have a material adverse effect on our business and results of operations.

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

Human Capital

We employ individuals who possess a broad range of experiences, background and skills, and we believe that to continue to deliver long-term value to our stockholders, we must provide and maintain a work environment that attracts, develops, and retains top talent and affords our employees an engaging work experience that allows for career development and opportunities. Along with a competitive compensation program including incentive bonuses and a stock option plan, NHI provides a 401(k) plan with a safe harbor contribution, paid employee health insurance coverage and tuition reimbursement.

As of December 31, 2020, we had 19 full-time employees, an increase of three over the total at December 31, 2019, and one part-time employee. Of those employees, 18 are located in the Murfreesboro, Tennessee office, one is located in Colorado, and one in Texas. The tenure of our current employees includes eight who have been with the Company for over five years, and four who have been with the Company over 10 years. None of our employees are subject to a collective bargaining agreement. We empower our employees and reinforce our corporate culture through onboarding, training, and social and team-building events. We actively support charitable organizations within our community that promote health education and social well-being, and we encourage our employees to personally volunteer with organizations that are meaningful to them. We consider our employee relations to be good.

In response to the COVID-19 pandemic, we initiated a number of safety protocols to ensure employee safety, including encouraging employees to work from home, enhanced cleaning and disinfecting procedures and implementing clear protocols and procedures for monitoring and reporting close contact and illness.

Certain essential services such as internal audit, tax compliance, information technology and legal services are outsourced to third-party professional firms.

Government Regulation

Overview. Our tenants and borrowers that operate SNFs, hospitals, SLCs, ALFs and EFCs are typically subject to extensive and complex federal, state and local healthcare laws and regulations, including those relating to Medicare and Medicaid reimbursement, fraud and abuse, licensure and certification, privacy and security of health information and other personal data, certificates of need, appropriateness and classification of care, and the operation of healthcare facilities. In addition, many of our tenants and borrowers that operate ILFs may be subject to state licensing, and all of our properties are subject to environmental regulations related to real estate. We expect that the healthcare industry, in general, will continue to face increased regulation and pressure in these and other areas. These laws and regulations are wide-ranging, vary across jurisdictions, and are administered by several government agencies. Further, these laws and regulations are subject to change, enforcement practices may evolve, and it is difficult to predict the impact of new laws and regulations. Our tenants may find it increasingly difficult and costly to operate within this complex and evolving regulatory environment. Noncompliance with applicable laws and regulations may result in the imposition of civil and criminal penalties that could adversely affect the operations and financial condition of tenants or borrowers, which in turn may adversely affect us. The following is a brief discussion of certain laws and regulations applicable to certain of our tenants and borrowers and, in certain cases, to us.

Licensure and Certification. Various licenses, certifications and permits are required to operate SNFs, ALFs, EFCs, hospitals and, to a lessor degree, ILFs, to dispense narcotics, to handle radioactive materials and to operate equipment. Licensure and certification may be conditioned on requirements related to, among other things, the quality of medical care provided, qualifications of the operator’s administrative personnel and clinical staff, adequacy of the physical plant and equipment, capital and other expenditures, record keeping, dietary services, and patient rights. The Centers for Medicare and Medicaid Services (“CMS”) has issued additional requirements for certain healthcare facilities in response to the COVID-19 pandemic, including requirements to test SNF staff and residents for COVID-19 and to report COVID-19 data to the Centers for Disease Control and Prevention (“CDC”). Licensed facilities are generally subject to periodic inspections by regulators to determine compliance with applicable licensure and certification standards. Sanctions for failure to comply with these laws and regulations include (but are not limited to) loss of licensure and ability to participate in the Medicare, Medicaid, and other government healthcare programs, suspension of or non-payment for new admissions, fines, as well as potential criminal penalties. The failure of any tenant or borrower to comply with such laws and regulations could affect its ability to operate its facility or facilities and could adversely affect such tenant’s or borrower’s ability to make lease or debt payments to us. In addition, if we have to replace a tenant, we may experience difficulties in finding a replacement because our ability to replace the tenant may be affected by federal and state laws governing changes in control and ownership.

The healthcare facilities in which we invest may be subject to state CON laws, which require government approval prior to the construction or establishment of new facilities, the expansion of existing facilities, the addition of beds to existing facilities, the addition of services or certain capital expenditures. CON requirements are not uniform throughout the United States and are subject to change. We cannot predict the impact of regulatory changes with respect to CONs on the operations of our tenants and borrowers.

Medicare and Medicaid Reimbursement. A significant portion of the revenue of our SNF tenants and borrowers is derived from government-funded reimbursement programs, primarily Medicare and Medicaid. The Medicare and Medicaid programs are highly regulated and subject to frequent and substantial changes resulting from legislation, regulations and administrative and judicial interpretations of existing law.

Medicare is a federal health insurance program for persons age 65 and over, some disabled persons, and persons with end-stage renal disease. Medicare generally covers SNF services for beneficiaries who require skilled nursing or therapy services after a qualifying hospital stay. Medicare generally pays a per diem rate for each beneficiary. The reimbursement rates are set forth under a prospective payment system (“PPS”), an acuity-based classification system that uses nursing and therapy indexes, adjusted by additional factors such as geographic differences in wage rates, to calculate per diem rates for each Medicare beneficiary. The payment rates cover all services to be provided to a beneficiary, including room and board, skilled nursing care, therapy, and medications. CMS updates Medicare payment rates annually. For fiscal year 2021, which started October 1, 2020, CMS estimates that payments to SNFs will increase by $750 million, or 2.2%, compared to fiscal year 2020.

CMS has implemented policies intended to shift Medicare to value-based payment methodologies that tie reimbursement to quality of care rather than quantity. For example, effective October 1, 2019, CMS implemented the Patient Driven Payment Model (“PDPM”). This payment methodology classifies beneficiaries into payment groups based on clinical factors using diagnosis codes rather than by volume of services. In addition, under the SNF Quality Reporting Program, CMS requires SNFs to report certain quality data, and SNFs that fail to do so are subject to payment reductions. Under the SNF Value-Based Purchasing Program, CMS reduces SNF Medicare payments by 2 percentage points, and redistributes some of these funds as incentive payments based on SNF quality measure performance. As a result of the COVID-19 pandemic, CMS has granted exceptions and made temporary modifications to the SNF Quality Reporting Program and Value-Based Purchasing Program.

Medicaid is a medical assistance program for eligible needy persons that is funded jointly by federal and state governments. Medicaid programs are operated by state agencies under plans approved by the federal government. Reimbursement methodologies, eligibility requirements and covered services vary from state to state. In many instances, revenues from Medicaid programs are insufficient to cover the actual costs incurred in providing care to patients, particularly in SNFs. In recent years, budgetary pressures have resulted in decreased spending, or decreased spending growth, for Medicaid programs in many states. Changes in federal policy and funding may be an additional source of uncertainty. The need to control Medicaid expenditures may be exacerbated by the increased enrollment in Medicaid resulting from the COVID-19 pandemic. Budgetary pressures are expected to continue in the future, and many states are actively seeking ways to reduce Medicaid spending, including for SNF care, by methods such as capitated payments, reductions in reimbursement rates, and increased enrollment in managed Medicaid plans. Some states and managed care plans are pursuing alternatives to institutional care, such as community and home-based services. Several of the states in which we have investments have actively sought to reduce or slow the increase of Medicaid spending for care in SNFs and other settings.

In addition to reimbursement pressures and changes in governmental healthcare programs, healthcare facilities are experiencing increasing pressure from private payors attempting to control healthcare costs. In some cases, private payors rely on governmental reimbursement systems to determine reimbursement rates. Changes to Medicare and Medicaid that reduce payments under these programs may negatively impact payments from private payors. We cannot make any assessment as to the ultimate timing or the effect that any future reforms may have on our tenants’ and borrowers’ costs of doing business and on the amount of reimbursement by government and other third-party payors. There can be no assurance that future payment rates for either government or private payors will be sufficient to cover potential cost increases in providing services to patients. Any changes in government or private payor reimbursement policies which reduce payments to levels that are insufficient to cover the cost of providing patient care could adversely affect the operating revenues of tenants and borrowers in our properties that rely on such payments, and thereby adversely affect their ability to make their lease or debt payments to us.

CARES Act and Related Legislation. In response to the COVID-19 pandemic, in 2020, Congress enacted a series of economic stimulus and relief measures through the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Paycheck Protection Program and Health Care Enhancement Act (“PPPHCE Act”) and the Consolidated Appropriations Act, 2021 (“CAA”). In total, the CARES Act, the PPPHCE Act, and the CAA authorize $178 billion in funding to be distributed to healthcare providers through the Public Health and Social Services Emergency Fund (“Provider Relief Fund”). These funds are intended to reimburse eligible providers for healthcare-related expenses or lost revenues attributable to COVID-19. Recipients are not required to repay Provider Relief Fund payments as long as they attest to and comply with certain terms and conditions, including reporting requirements, limitations on balance billing, and not using Provider Relief Fund payments to reimburse expenses or losses that other sources have or are obligated to reimburse.

The Department of Health and Human Services (“HHS”) began distributing Provider Relief Fund payments in April 2020 and has made funds available to various provider groups in phases. HHS continues to evaluate and provide allocations of, and issue regulations and guidance regarding, grants made under the CARES Act and related legislation. A number of our tenants and borrowers have received grants under these laws; however, there are uncertainties regarding the extent to which our tenants and borrowers will receive such funds, the financial impact of receiving such funds on their operations or financial condition, and whether such tenants and borrowers will be able to meet the compliance requirements associated with the funds.

The CARES Act and related legislation include other provisions offering financial relief, for example suspending Medicare sequestration payment adjustments from May 1, 2020, through March 31, 2021, which would have otherwise reduced payments to Medicare providers by 2%, but also extending sequestration through 2030. In addition to offering economic relief to individuals and businesses, the CARES Act and related legislation include provisions intended to expand coverage of COVID-19 testing and preventative services, address healthcare workforce needs, ease restrictions on telehealth services during the crisis, and ease other legal and regulatory burdens on healthcare providers. Due to the recent enactment of the CARES Act, the PPPHCE Act, and the CAA, there is still a high degree of uncertainty surrounding their implementation, and the public health emergency continues to evolve.

Fraud and Abuse. Participants in the healthcare industry are subject to various complex federal and state civil and criminal laws and regulations governing a wide array of healthcare provider referrals, relationships and arrangements. These laws include: (i) federal and state false claims acts, which generally prohibit providers from filing false claims or making false statements to receive payment from Medicare, Medicaid or other federal or state healthcare programs; (ii) federal and state anti-kickback and fee-splitting statutes, including the federal Anti-Kickback Statute, which prohibits the payment or receipt of any consideration in exchange for referral of Medicare and Medicaid patients; (iii) federal and state physician self-referral laws, including the federal prohibition commonly referred to as the Stark Law, which generally prohibit referrals by physicians to entities for designated health services (some of which are provided in SNFs) with which the physician or an immediate family member has a financial relationship; and (iv) the federal Civil Monetary Penalties Law, which requires a lower burden of proof than other fraud and abuse laws. These laws and regulations subject violators to severe penalties, including exclusion from the

Medicare and Medicaid programs, denial of Medicare and Medicaid payments, punitive sanctions, fines and even prison sentences. They are enforced by a variety of federal, state and local agencies, and can also be enforced by private litigants through, among other things, federal and state false claims acts, which allow private litigants to bring qui tam or “whistleblower” actions. In recent years, both federal and state governments have significantly increased investigation and enforcement activity to detect and punish wrongdoers.

It is anticipated that the trend toward increased investigation and enforcement activity will continue. In the event that any tenant or borrower were to be found in violation of any of these laws and regulations, that tenant’s or borrower’s ability to operate the facility could be jeopardized, which could adversely affect the tenant’s or borrower’s ability to make lease or debt payments to us and could thereby adversely affect us.

Privacy and Security. Privacy and security regulations issued pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) restrict the use and disclosure of individually identifiable health information (“protected health information”), provide for individual rights, and require safeguards for protected health information and notification of breaches of unsecure protected health information. Entities subject to HIPAA include health plans, healthcare clearinghouses, and most healthcare providers (including some of our tenants and borrowers). Business associates of these entities who create, receive, maintain or transmit protected health information are also subject to certain HIPAA provisions. Violations of HIPAA may result in substantial civil and/or criminal fines and penalties. The costs to the business or, for an operator of a healthcare property, associated with developing and maintaining programs and systems to comply with data privacy and security laws, defending against privacy and security related claims or enforcement actions and paying any assessed fines can be substantial. Moreover, such costs could have a material adverse effect on the ability of an operator to meet its obligations to us. Breaches of unsecured protected health information and other violations of HIPAA may have other material adverse consequences including material loss of business, regulatory enforcement, substantial legal liability and reputational harm.

There are several other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security of personal information. In addition, healthcare providers and industry participants are subject to a growing number of requirements intended to promote the interoperability and exchange of patient information. Noncompliance may result in penalties or other disincentives. Federal and state data privacy and security laws and regulations and related requirements continue to evolve, and changes may result in uncertainty with regard to compliance obligations, business operations or transactions that depend on data. New privacy and security laws further could require substantial investment in resources to comply with regulatory changes as privacy and security laws proliferate in divergent ways or impose additional obligations.

Americans with Disabilities Act. Our properties generally must comply with the Americans with Disabilities Act (the “ADA”) and any similar state or local laws to the extent that such properties are public accommodations as defined in those statutes. The ADA may require removal of barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. While under our triple-net lease structure, our tenants would generally be responsible for additional costs that may be required to make our facilities ADA-compliant, should barriers to access by persons with disabilities be discovered, we may be indirectly responsible for additional costs that may be required to make facilities ADA-compliant. Noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants. Our commitment to make readily achievable accommodations pursuant to the ADA is ongoing, and we continue to assess our properties and make modifications as appropriate in this respect.

Environmental Regulations. As an owner of real property, we are subject to various federal, state and local laws and regulations regarding environmental, health and safety matters. These laws and regulations address, among other things, asbestos, polychlorinated biphenyls, fuel, oil management, wastewater discharges, air emissions, radioactive materials, medical wastes, and hazardous wastes, and in certain cases, the costs of complying with these laws and regulations and the penalties for non-compliance can be substantial. We may be held primarily or jointly and severally liable for costs relating to the investigation and clean-up of any property that we own from which there is or has been an actual or threatened release of a regulated material and any other affected properties, regardless of whether we knew of or caused the release. Such costs typically are not limited by law or regulation and could exceed the property’s value. In addition, we may be liable for certain other costs, such as governmental fines and injuries to persons, property or natural resources, as a result of any such actual or threatened release. Under the terms of our leases, we generally have a right to indemnification by our tenants, for any contamination caused by them. However, we cannot assure you that our tenants will have the financial capability or willingness to satisfy their respective indemnification obligations to us, and any such inability or unwillingness to do so may require us to satisfy the underlying environmental claims.

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

During 2020, we made commitments to fund new investments in real estate and loans totaling approximately $226,942,000. In making new investments, we consider such factors as (i) the geographic area and type of property, (ii) the location, construction quality, condition and design of the property, (iii) the current and anticipated cash flow and its adequacy to meet operational needs, and lease or mortgage obligations to provide a competitive income return to our investors, (iv) the growth, tax and regulatory environments of the communities in which the properties are located, (v) occupancy and demand for similar facilities in the same or nearby communities, (vi) the quality, experience and creditworthiness of the management operating the facilities located on the property and (vii) the mix of private and government-sponsored residents. There can be no assurances that investments meeting our standards regarding these attributes will be found or closed.

We will not, without the approval of a majority of the Board of Directors and review of a committee comprised of independent directors, enter into any joint venture or partnership relationships with or acquire from or sell to any director, officer or employee of NHI, or any affiliate thereof, as the case may be, any of our assets or other property.

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

Our investments in healthcare related facilities may utilize borrowed funds or issuance of equity. We may negotiate lines of credit or arrange for other short or long-term borrowings from lenders. We may arrange for long-term borrowings from institutional investors or through public offerings. We have previously invested, and may in the future invest, in properties subject to existing loans or secured by mortgages, deeds of trust or similar liens with favorable terms or in mortgage investment pools.

Investor Information

We publish our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports to our website at www.nhireit.com. We have a policy of publishing these on the website as soon as reasonably practicable after filing them with, or furnishing them to, the SEC. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

We also maintain the following documents on our web site:

▪The NHI Code of Business Conduct and Ethics which has been adopted for all employees, officers and directors of the Company.

▪Information on our “NHI Valuesline” which allows all interested parties to communicate with NHI executive officers and directors. The toll free number is 877-880-2974 and the communications may be made anonymously, if desired.

▪The NHI Restated Audit Committee Charter.

▪The NHI Revised Compensation Committee Charter.

▪The NHI Revised Nominating and Corporate Governance Committee Charter.

▪The NHI Corporate Governance Guidelines.

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

ITEM 1A. RISK FACTORS

There are many significant factors that could materially adversely impact our financial condition, results of operations, cash flows, distributions and stock price. The following are risks we believe are material to our stockholders. There may be additional risks and uncertainties that we have not presently identified or have not deemed material. Some of the following risk factors constitute forward-looking statements. Please refer to “Forward Looking Statements” at the beginning of this Annual Report on Form 10-K.

Risk Related to COVID-19

Actual or perceived risks associated with public health epidemics or outbreaks, such as the Coronavirus (COVID-19), have had and are expected to continue to have a material adverse effect on our business and results of operations.

The Coronavirus (COVID-19) has had a negative impact and is expected to continue to have a negative impact on the business and results of operations of the operators of our properties and on the Company. Revenues for the operators of our properties are significantly impacted by occupancy. Building occupancy rates have been and will likely continue to be adversely affected by COVID-19. COVID-19 is particularly dangerous for seniors, and the mortality rate increases with age. The occupancy at several of our properties has decreased significantly because of COVID-19 as a result of early resident move-outs, our operators’ delays in accepting new residents due to quarantines or otherwise, and potential occupants’ postponement of moving to a senior housing facility. Such decreased occupancy is likely to continue in 2021. Although at least two potential vaccines for COVID-19 have recently been approved by the Food and Drug Administration, the supply and distribution of these vaccines has been strictly limited. Some of our senior housing tenants have received certain supplies of the vaccines, but it will likely be some time before a significant percentage of the population has received a vaccination against COVID-19. A decrease in occupancy or increase in costs is likely to have a material adverse effect on the ability of our operators to meet their financial and other contractual obligations to us, including the payment of rent, as well as on our results of operations. In addition, actions our operators take to address COVID-19 are expected to materially increase their operating costs, including costs related to enhanced health and safety precautions among other measures, which could have a material adverse effect on the ability of our operators to meet their financial and other contractual obligations to us, including the payment of rent. The federal, state and local governments have implemented or announced assistance programs in connection with COVID-19 that have benefited or in the future may benefit certain of our operators, but such government assistance may be insufficient to offset the downturn in business of our operators. In some cases, we may have to write-off unpaid rental payments, incur lease accounting charges due to the uncollectibility of rental payments and/or restructure our operators’ long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place. Furthermore, infections at our facilities could lead to material increases in litigation costs for which our operators, or possibly we, may be liable.

COVID-19 has also caused, and is likely to continue to cause, severe economic, market and other disruptions worldwide. We cannot assure you that conditions in the bank lending, capital and other financial markets will not continue to deteriorate as a result of the COVID-19 pandemic, or that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. Such future constraints could increase our borrowing costs, which would make it more difficult or expensive to obtain additional financing or refinance existing obligations and commitments.

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

If these developments continue or increase in severity, such developments are likely to have a material adverse effect on our business and results of operations. The extent to which COVID-19 could impact our business and results of operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and scope of the outbreak, the actions taken to contain COVID-19 or treat its impact and the distribution and efficacy of a vaccine, among others.

Risks Related to Our Tenants and Borrowers

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

The successful performance of our real estate investments is materially dependent on the financial stability of our tenants/operators. For the year ended December 31, 2020, approximately 53% of our total revenue is generated by four tenants, including Bickford (15%), Senior Living (15%), Holiday (12%) and NHC (11%). Payment defaults or a decline in the operating performance by these or other tenants/operators could materially and adversely affect our business, financial condition and results of operations and our ability to pay expected dividends to our stockholders. In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. Further, we may not be able to re-lease the property for the rent previously received, or at all, or lease terminations may cause us to sell the property at a loss. The result of any of the foregoing risks could materially and adversely affect our business, financial conditions and results of operations and our ability to make distributions to our stockholders.

We are exposed to risks related to governmental regulations and payors, principally Medicare and Medicaid, and the effect that changes to government regulation or reimbursement rates would have on our tenants’ and borrowers’ business.

Our tenants and borrowers are subject to complex federal, state and local laws and regulations relating to governmental healthcare programs. See “Item 1. Business - Government Regulation.” As a result, our tenants are subject to statutory and regulatory changes, administrative rulings, and policy interpretations. Regulation of the healthcare industry generally has intensified over time both in the number and type of regulations and in the efforts to enforce those regulations. Federal, state and local laws and regulations affecting the healthcare industry include those relating to, among other things, licensure, conduct of operations, addition of facilities and equipment, allowable costs, services, protection and privacy of health information (HIPAA), prices for services, quality of care, patient rights, fraudulent or abusive behavior, and financial and other arrangements that may be entered into by healthcare providers. In addition, changes in enforcement policies by federal and state governments have resulted in an increase in the number of inspections, citations of regulatory deficiencies and other regulatory sanctions, including terminations from the Medicare and Medicaid programs, bars on Medicare and Medicaid payments for new admissions, civil monetary penalties and even criminal penalties. The status of health care regulations may be subject to change as a result of political, legislative, regulatory, and administrative developments and judicial proceedings. In addition, the replacement of an operator that has defaulted on its lease or loan could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the facility or the replacement of the operator licensed to manage the facility. If the operations, cash flows or financial condition of our operators and tenants are materially adversely impacted by current or future government regulation, our revenue and operations may be adversely affected as well. More generally, and because of the dynamic nature of the legislative and regulatory environment for health care products and services, and in light of existing federal deficit and budgetary concerns, we cannot predict the impact that broad-based, far-reaching legislative or regulatory changes could have on the U.S. economy or on our business or that of our tenants and borrowers.

Our tenants’ and borrowers’ businesses are also affected by government reimbursement and the rates paid by private pay sources. To the extent that any of our facilities receive a significant portion of their revenues from governmental payors, primarily Medicare and Medicaid, such revenues may be subject to statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set-offs, administrative rulings, policy interpretations, payment or other delays by fiscal intermediaries, government funding restrictions (at a program level or with respect to specific facilities) and interruption or delays in payments due to any ongoing governmental investigations and audits at such facilities. In recent years, governmental payors have frozen or reduced payments to health care providers due to budgetary pressures. Such reductions in Medicare reimbursement will have an adverse effect on the financial operations of our borrowers and lessees who operate SNFs. Changes in health care reimbursement will likely continue to be of paramount importance to federal and state programs. The President and members of the U.S. Congress may approve or propose various spending cuts and tax reform initiatives that could result in changes (including substantial reductions in funding) to Medicare, Medicaid or Medicare Advantage Plans. In addition, a number of states are currently managing budget deficits, which may put pressure on states to decrease reimbursement rates for our tenants and operators with a goal of decreasing state expenditures under their state Medicaid programs. We cannot make any assessment as to the ultimate timing or effect any future legislative reforms may have on the financial condition of the health care industry. There can be no assurance that adequate reimbursement levels will continue to be available for services provided by any facility operator, whether the facility receives reimbursement from Medicare, Medicaid or private pay sources. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on an operator’s liquidity, financial condition and results of operations, which could adversely affect the ability of an operator to meet its obligations to us.

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

We are subject to risks of damage from catastrophic weather and other natural or man-made disasters and the physical effects of climate change.

Natural and man-made disasters, including terrorist attacks and acts of nature such as hurricanes, tornados, earthquakes, flooding and wildfires, may cause damage to our properties or business disruption to our tenants and borrowers. These adverse weather and natural or manmade events could cause substantial damage or loss to our properties which could exceed applicable property insurance coverage. Such events could also have a material adverse impact on our tenant’s operations and ability to meet its obligations to us. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected property, as well as anticipated future revenue from that property. Any such loss could materially and adversely affect our business and our financial condition and results of operations.

Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable. To the extent that significant changes in the climate occur in areas where our properties are located, we may experience more frequent extreme weather events which may result in physical damage to or a decrease in demand for properties located in these areas or affected by these conditions. In addition, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties and could also require us to spend more on our new development properties without a corresponding increase in revenue. Should the impact of climate change be material in nature, including destruction of our properties, or occur for lengthy periods of time, our financial condition or results of operations may be adversely affected.

Risks Related to Our Business and Operations

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

Since January 31, 2020, we have an investment in an unconsolidated entity that is structured to be in compliance with RIDEA. As such, we are exposed to various operational risks with respect to those operating properties that may increase our costs or adversely affect our ability to increase revenues. These risks include fluctuations in resident occupancy, operating expenses, economic conditions; competition; certification and inspection laws, regulations, and standards; the availability of and increases in cost of general and professional liability insurance coverage; litigation; federal, state and local taxes and regulations; costs associated with government investigations and enforcement actions; the availability and increases in cost of labor; and other risks applicable to any operating business. Any one or a combination of these factors may adversely affect our revenue and operations.

We are subject to risks associated with our joint venture investment with Life Care Services for Timber Ridge, an Entrance Fee CCRC, associated with Type A benefits offered to the residents of the joint venture's Entrance Fee community and related accounting requirements.

Effective January 31, 2020, we entered into a joint venture with Life Care Services (“LCS”) which consists of two parts, Timber Ridge PropCo which owns the real estate and is owned 80% NHI and 20% LCS and Timber Ridge OpCo which operates the property and is owned 25% NHI and 75% LCS. Rents received from the Timber Ridge OpCo in the RIDEA structure are treated as qualifying rents from real property for REIT tax purposes only if (i) they are paid pursuant to a lease of a “qualified healthcare property” and (ii) the operator qualifies as an “eligible independent contractor,” as defined in the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). If either of these requirements are not satisfied, then the rents will not be qualifying rents.

As part of acquisition of the real estate, Timber Ridge PropCo accepted the property subject to trust liens previously granted to residents of Timber Ridge. Beginning in 2008, early residents of Timber Ridge executed loans to the then owner/operators backed by liens and entered into a Deed of Trust and Indenture of Trust (the “Deed and Indenture”) for the benefit of the trustee on behalf of all residents who made mortgage loans to the owner/operator in accordance with a resident agreement. The Deed and Indenture granted a security interest in the Timber Ridge property to secure the loans made by the early residents of the property. Subsequent to these early transactions, the practice was discontinued at Timber Ridge. Therefore, the remaining outstanding “old” loans made by the residents are still secured by a security interest in the Timber Ridge property. The trustee for all of the residents who made “old” loans in accordance with the resident agreements entered into a subordination agreement concurrent with Timber Ridge PropCo’s acquisition, pursuant to which the trustee acknowledged and confirmed that the security interests created under the Deed and Indenture were subordinate to any security interests granted in connection with the loan made by NHI to Timber Ridge PropCo. With the periodic settlement of some of the outstanding resident loans in the course of normal entrance-fee community operations by Timber Ridge OpCo, the balance owing on the Deed and Indenture at December 31, 2020 was $17,155,300. By terms of the resident loan assumption agreement, during the term of the lease (7 years with two renewal options), Timber Ridge OpCo is to indemnify Timber Ridge PropCo for any repayment by Timber Ridge PropCo of these liabilities under the guarantee. We cannot give any assurance that these protective measures will completely eliminate any risk to us related to claims under the Deed and Indenture.

As a result of the RIDEA structure, we have an investment in the operations of Timber Ridge. Timber Ridge is a Class A quality, Type A care CCRC. A Type A Entrance Fee community generally means the care of the resident is provided for upon payment of an entrance fee and thereafter payment of a monthly set service fee. The entrance fee is divided into a refundable and non-refundable portion depending upon the resident’s chosen contract program. The service fee is determined at the time of move-in into an IL unit and is subject to certain inflation-based adjustments regardless of the resident’s future care needs. A resident must move into an IL unit initially and not require care at the time of move-in. However, thereafter the resident’s care requirements from assisted living to memory care to skilled nursing are provided for. The refundable portion of the upfront entrance fee is recorded as a liability on the financial statements of the Timber Ridge OpCo. The non-refundable portion of the upfront entrance fee is recorded as deferred revenue and amortized over the actuarial life of the resident. We believe the structure of the joint venture does not require that the Timber Ridge OpCo’s financial statements be consolidated into NHI, but if we are unable to properly maintain that structure or become required for any reason to consolidate the Timber Ridge OpCo’s financial statements into ours, the results would have a material adverse impact on our financial results.

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

Competition for acquisitions may result in increased prices for properties.

We may face increased competition for acquisition opportunities from other well-capitalized investors, including publicly traded and privately held REITs, private real estate funds, partnerships and others. This may mean that we are unsuccessful in a potential acquisition of a desired property at acceptable prices or, even if we are able to acquire a desired property, competition from other real estate investors may significantly increase the purchase price.

We are exposed to the risk that our assets may be subject to impairment charges.

As a REIT, a significant percentage of our assets is invested in real estate. We regularly evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, operator performance and legal structure. If we determine that a significant impairment has occurred, we would be required to make an adjustment to the net carrying value of the asset, which could have a material adverse effect on our reported results of operations in the period in which the impairment charge occurs. Such impairment charges may make it more difficult for us to meet the financial ratios in our indebtedness and may reduce the borrowing base, which may reduce the amounts of cash we would otherwise have available to pay expenses, make dividend distributions, service other indebtedness and operate our business.

Risks Related to Our Debt

We may need to refinance existing debt or incur additional debt in the future, which may not be available on terms acceptable to us.

We operate with a policy of incurring debt when, in the opinion of our Board of Directors, it is advisable. Currently, we believe that our current liquidity, availability under our unsecured credit facility, and our capacity to service additional debt will enable us to meet our obligations, including dividends, and continue to make investments in healthcare real estate. While we currently have a low debt ratio, in the future, we may increase our borrowings. In January 2021, we issued $400 million in public bonds. The proceeds of this offering were used primarily to pay down our unsecured credit facility and other debt obligations. As a result, as of January 31, 2021 we have approximately $1,535,325,000 in outstanding indebtedness and approximately $520,000,000 available to draw under our unsecured credit facility. We may incur additional debt by borrowing under our unsecured credit facility, mortgaging properties we own and/or issuing debt securities in a public offering or in a private transaction. We believe we will be able to raise additional debt and equity capital at reasonable costs to refinance our existing indebtedness at or prior to its maturity. Our ability to raise reasonably priced capital is not guaranteed. We may be unable to raise reasonably priced capital because of reasons related to our business or for reasons beyond our control, such as market conditions. If our access to capital becomes limited, it could have an impact on our ability to refinance our debt obligations, fund dividend payments, acquire properties and fund acquisition activities.

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

Downgrades in our credit ratings could have a material adverse effect on our cost and availability of capital.

We plan to manage the Company to maintain a capital structure consistent with our current profile, but there can be no assurance that we will be able to maintain our current credit ratings. Moody's Investors Services (“Moody's”) announced on November 5, 2020 that it assigned an investment grade issuer credit rating and a senior unsecured debt rating of Baa3 with a “Negative” outlook to the Company. Fitch Ratings (“Fitch”) reaffirmed its BBB- and “Stable” outlook on the Company on September 30, 2020 and S&P Global Ratings (“S&P Global”) also reaffirmed its BBB- and “Stable” outlook on the Company at November 4, 2020. Any downgrades of ratings or changes to outlooks by any or all of the rating agencies could have a material adverse effect on our cost and availability of capital, which could in turn have a material adverse effect on our results of operations, liquidity, cash flows, the trading/redemption price of our securities and our ability to satisfy our debt service obligations and to pay dividends and distributions to our equity holders.

We depend on revenues derived mainly from fixed rate investments in real estate assets, while a portion of our debt used to finance those investments bears interest at variable rates.

Our business model assumes that we can earn a spread between the returns earned from our investments in real estate as compared to our cost of debt and/or equity capital. Current interest rates on our debt are at low levels, and, as a result, the spread and our profitability on our investments have been at high levels. We are exposed to interest rate risk in the potential for a narrowing of our spread and profitability if interest rates increase in the future. Certain of our debt obligations are floating rate obligations with interest rates that vary with the movement of the London Interbank Offered Rate (“LIBOR”) or other indexes. Our revenues are derived mainly from fixed rate investments in real estate assets. Although our leases generally contain escalating rent clauses that provide a partial hedge against interest rate fluctuations, if interest rates rise, our interest costs for our existing floating rate debt and any new debt we incur would also increase. This increasing cost of debt could reduce our profitability by increasing the cost of financing our existing portfolio and our investment activity. Rising interest rates could limit our ability to refinance existing debt upon maturity or cause us to pay higher rates upon refinancing. We manage a portion of our exposure to interest rate risk by accessing debt with staggered maturities and through the use of derivative instruments, such as interest rate swap agreements with major financial institutions. Increased interest rates may also negatively affect the market price of our common stock and increase the cost of new equity capital.

We are subject to risks related to changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, which may adversely affect interest rates on our current or future indebtedness and may otherwise adversely affect our financial condition and result of operations.

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the LIBOR. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. We have a significant number of debt instruments with attributes that are dependent on LIBOR. The transition from LIBOR to an alternative reference rate could have a material adverse effect on our liquidity, financial condition and results of operations.

Risk Related to Our Status as a Real Estate Investment Trust

We depend on the ability to continue to qualify for taxation as a Real Estate Investment Trust.

We intend to operate as a REIT under the Internal Revenue Code and believe we have and will continue to operate in such a manner. Since REIT qualification requires us to meet a number of complex requirements, it is possible that we may fail to fulfill them. If we fail to qualify as a REIT:

•we will not be allowed a deduction for distributions to stockholders in computing our taxable income;
•we will be subject to corporate-level income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates;
•we could be subject to increased state and local income taxes; and
•unless we are entitled to relief under relevant statutory provisions, we will be disqualified from taxation as a REIT for the four taxable years following the year during which we fail to qualify as a REIT.

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

Risk Related to Our Organizational Structure

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES OWNED OR ASSOCIATED WITH MORTGAGE LOAN INVESTMENTS AS OF DECEMBER 31, 2020

PROPERTIES OWNED ($ in thousands)
Location	SHO	SNF	HOSP & MOB	Investment	Rental Income
South Carolina	6	4	—	$335,632	$32,825
Florida	9	10	1	278,073	31,021
Texas	2	21	1	322,491	28,139
Tennessee	3	16	1	92,059	18,554
Washington	7	—	—	239,052	17,839
California	9	—	1	183,723	17,331
Illinois	15	—	—	221,645	16,016
Connecticut	3	—	—	135,918	12,498
Oregon	8	3	—	134,571	12,249
North Carolina	6	—	—	136,079	11,192
Ohio	8	—	—	131,884	10,203
Georgia	5	—	—	113,065	9,942
Michigan	11	—	—	97,477	9,269
Indiana	11	—	—	124,924	8,452
Iowa	10	—	—	63,593	6,325
Massachusetts	1	4	—	65,838	4,583
Kentucky	—	1	1	20,746	4,406
Oklahoma	2	—	—	56,238	4,369
Maryland	2	—	—	55,902	4,081
Nebraska	4	—	—	34,278	3,557
Virginia	3	1	—	34,197	3,358
Wisconsin	2	1	—	57,121	3,298
New Hampshire	—	3	—	23,688	3,207
Arkansas	2	—	—	49,789	3,180
Alabama	1	2	—	17,260	2,995
Idaho	4	—	—	29,373	2,937
Louisiana	5	—	—	39,569	2,756
Missouri	1	5	—	27,695	2,726
Minnesota	5	—	—	30,872	2,371
Kansas	2	—	—	42,072	2,260
Pennsylvania	2	—	—	28,446	2,046
New Jersey	1	—	—	24,380	1,620
Arizona	—	1	—	7,131	1,315
Colorado	1	—	—	7,600	635
	151	72	5	$3,262,381	$297,555
Corporate office				2,689	—
Escrow funds received from tenants for property operating expenses				—	9,653
				$3,265,070	$307,208

PROPERTIES ASSOCIATED WITH MORTGAGE LOAN INVESTMENTS ($ in thousands)
				Mortgage
Location	SHO	SNF	Investment	Interest
Arizona	3	—	$158,814	$11,438
Florida	1	—	10,000	825
Indiana	3	—	11,172	694
Michigan	1	—	14,548	1,321
New Hampshire[1]	—	—	—	747
South Carolina	1	—	32,700	3,234
Virginia	2	3	20,525	2,006
Wisconsin	2	—	12,480	1,163
	13	3	$260,239	$21,428
Other non-mortgage income				4,175
				$25,603
1 Current year pay off.

10-YEAR LEASE EXPIRATIONS

The following table provides additional information on our leases which are scheduled to expire based on the maturity date contained in the most recent lease agreement or extension. We expect that, prior to maturity, we will negotiate new terms of a lease to either the current tenant or another qualified operator.

				Annualized	Percentage of
	Number	Rentable	Number	Gross Rent**	Annualized
Year	of Properties	Square Feet*	of Units/Beds	(in thousands)	Gross Rent
2021	12	—	864	$4,213	1.5%
2022	4	—	156	4,373	1.6%
2023	15	—	852	14,971	5.4%
2024	9	—	687	7,406	2.7%
2025	3	61,500	132	2,850	1.0%
2026	35	—	4,897	34,247	12.3%
2027	5	27,017	798	15,829	5.7%
2028	14	—	1,557	12,095	4.4%
2029	31	—	4,149	70,676	25.4%
2030	7	—	555	5,083	1.8%
Thereafter	93	—	8,644	106,039	38.2%
					100.0%
*Rentable Square Feet represents total square footage in two MOB investments.
**Annualized Gross Rent refers to the amount of lease revenue that our portfolio would have generated in 2020 if all leases were in effect for the twelve-month calendar year, regardless of the commencement date, maturity date, or renewals.
The above table does not reflect purchase options. See Note 3 to the consolidated financial statements for discussion of purchase options.

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

In order to qualify for the beneficial tax treatment accorded to a REIT, we must make distributions to holders of our common stock equal on an annual basis to at least 90% of our REIT taxable income (excluding net capital gains), as defined in the Internal Revenue Code. Cash available for distribution to our stockholders is primarily derived from rental payments received under our leases and from interest payments received on our notes. All distributions will be made by us at the discretion of the Board of Directors and will depend on our cash flow and earnings, our financial condition, covenants contained in our financing documents and such other factors as the Board of Directors deems relevant. Our REIT taxable income is calculated without reference to our cash flow. Therefore, under certain circumstances, our required distributions may exceed the cash available for distribution.

Our common stock is traded on the New York Stock Exchange under the symbol “NHI”. As of February 15, 2021, there were approximately 746 holders of record of shares and 70,448 beneficial owners of shares.

The Company’s outstanding stock incentive awards have been granted under two incentive compensation plans - the 2012 Stock Incentive Plan (the “2012 Plan”) and the 2019 Stock Incentive Plan (“the 2019 Plan”). These plans, as amended, have been approved by our stockholders. The following table provides information as of December 31, 2020 about our common stock that may be issued upon the exercise of options under our existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,033,838	$83.54	2,769,336
Equity compensation plans not approved by security holders	—	$—	—

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

	2015	2016	2017	2018	2019	2020
NHI	$100.00	$128.21	$136.93	$144.75	$164.36	$149.52
MSCI	$100.00	$92.43	$116.31	$110.99	$116.62	$126.65
S&P 500	$100.00	$118.40	$155.68	$148.85	$181.35	$203.04

ITEM 6. SELECTED FINANCIAL DATA.

The following table represents our financial information for the five years ended December 31, 2020. This financial information has been derived from our historical financial statements including those for the most recent three years included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with those consolidated financial statements, accompanying footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

($ in thousands, except share and per share amounts)
	Years Ended December 31,
STATEMENT OF INCOME DATA:	2020	2019	2018	2017	2016
Revenues	$332,811	$318,081	$294,612	$278,659	$248,460

Income from continuing operations	$185,311	$160,449	$154,333	$159,365	$152,716

Net income	$185,311	$160,449	$154,333	$159,365	$152,716
Net loss (income) attributable to noncontrolling interests	(185)	7	—	—	(1,176)
Net income attributable to common stockholders	$185,126	$160,456	$154,333	$159,365	$151,540

PER SHARE DATA:
Basic earnings per common share:
Net income attributable to common stockholders	$4.14	$3.70	$3.68	$3.90	$3.88

Diluted earnings per common share:
Net income attributable to common stockholders	$4.14	$3.67	$3.67	$3.87	$3.87

OTHER DATA:
Common shares outstanding, end of year	45,185,992	44,587,486	42,700,411	41,532,154	39,847,860
Weighted average common shares:
Basic	44,696,285	43,417,828	41,943,873	40,894,219	39,013,412
Diluted	44,698,004	43,703,248	42,091,731	41,151,453	39,155,380

Regular dividends declared per common share	$4.41	$4.20	$4.00	$3.80	$3.60

BALANCE SHEET DATA: (at year end)
Real estate properties, net	$2,667,432	$2,560,393	$2,366,882	$2,285,701	$2,159,774
Mortgages and other notes receivable, net	292,427	340,143	246,111	141,486	133,493
Investments in preferred stock and marketable securities	—	—	—	—	11,745
Assets held for sale, net	—	18,420	—	—	—
Total assets	3,120,489	3,042,235	2,750,570	2,545,821	2,403,633
Debt	1,499,285	1,440,465	1,281,675	1,145,497	1,115,981
Total liabilities	1,597,544	1,543,983	1,360,857	1,223,704	1,194,043
Total equity	1,522,945	1,498,252	1,389,713	1,322,117	1,209,590

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is based primarily on the consolidated financial statements of National Health Investors, Inc. for the periods presented and should be read together with the notes thereto contained in this Annual Report on Form 10-K. Other important factors are identified in “Item 1. Business” and “Item 1A. Risk Factors” above. This section of this Annual Report on Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Executive Overview

National Health Investors, Inc., established in 1991 as a Maryland corporation, is a self-managed real estate investment trust (“REIT”) specializing in sale-leaseback, joint-venture, mortgage and mezzanine financing of need-driven and discretionary senior housing and medical facility investments. Our portfolio consists of real estate investments in independent living facilities, assisted living facilities, entrance-fee communities, senior living campuses, skilled nursing facilities, hospitals and medical office buildings. We fund our real estate investments primarily through: (1) operating cash flow, (2) debt offerings, including bank lines of credit and term debt, both unsecured and secured, and (3) the sale of equity securities.

Portfolio

At December 31, 2020, we had investments in real estate and mortgage and other notes receivable involving 242 facilities located in 34 states. These investments involve 162 senior housing properties, 75 skilled nursing facilities, 3 hospitals, 2 medical office buildings and other notes receivable. These investments (excluding our corporate office of $2,689,000) consisted of properties with an original cost of approximately $3,262,381,000 rented under primarily triple-net leases to 34 lessees, and $297,373,000 aggregate carrying value of mortgage and other notes receivable, excluding an allowance for expected credit losses of $4,946,000, due from 9 borrowers.

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

The following tables summarize our investments in real estate and mortgage and other notes receivable as of December 31, 2020 ($ in thousands):

Real Estate Properties	Properties	Beds/Sq. Ft.*		Revenue	%	Investment
Senior Housing - Need-Driven
Assisted Living	94	5,131		$76,112	22.9%	$950,643
Senior Living Campus	14	1,976		23,824	7.2%	307,514
Total Senior Housing - Need-Driven	108	7,107		99,936	30.1%	1,258,157
Senior Housing - Discretionary
Independent Living	32	3,703		47,063	14.1%	599,321
Entrance-Fee Communities	11	2,707		60,416	18.2%	742,985
Total Senior Housing - Discretionary	43	6,410		107,479	32.3%	1,342,306
Total Senior Housing	151	13,517		207,415	62.4%	2,600,463
Medical Facilities
Skilled Nursing Facilities	72	9,433		81,465	24.5%	595,461
Hospitals	3	207		7,736	2.3%	55,971
Medical Office Buildings	2	88,517	*	667	0.2%	10,486
Total Medical Facilities	77			89,868	27.0%	661,918
Total Real Estate Properties	228			297,283	89.4%	$3,262,381
Current Year Disposals and Held for Sale				272
Escrow Funds Received From Tenants
for Property Operating Expenses				9,653
Total Rental Income				307,208

Mortgage and Other Notes Receivable
Senior Housing - Need-Driven	9	565		4,782	1.5%	$63,369
Senior Housing - Discretionary	2	714		13,808	4.1%	191,514
Medical Facilities	3	180		425	0.1%	4,608
Other Notes Receivable	—	—		3,059	0.9%	37,882
Total Mortgage and Other Notes Receivable	14	1,459		22,074	6.6%	$297,373
Current Year Note Payoffs				2,947
Other Income				582
Total Revenue				$332,811

Portfolio Summary	Properties	Revenue	%	Investment
Real Estate Properties	228	$297,283	93.1%	$3,262,381
Mortgage and Other Notes Receivable	14	22,074	6.9%	297,373
Total Portfolio	242	$319,357	100.0%	$3,559,754

Portfolio by Operator Type
Public	66	$70,151	22.0%	$511,231
National Chain (Privately-Owned)	28	60,941	19.1%	825,085
Regional	134	179,491	56.2%	2,090,847
Small	14	8,774	2.7%	132,591
Total Portfolio	242	$319,357	100.0%	$3,559,754

For the year ended December 31, 2020, operators of facilities who provided 3% or more and collectively 79% of our total revenues were (parent company, in alphabetical order): Bickford Senior Living; Chancellor Health Care; Discovery Senior Living; Health Services Management; Holiday Retirement; Life Care Services; National HealthCare Corporation; Senior Living Communities; Senior Living Management; and The Ensign Group.

As of December 31, 2020, our average effective annualized rental income was $8,724 per bed for SNFs, $11,704 per unit for SLCs, $14,355 per unit for ALFs, $12,701 per unit for ILFs, $22,747 per unit for EFCs, $39,330 per bed for hospitals, and $8 per square foot for MOBs.

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

The federal government passed the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act into law in March 2020 that provides economic assistance and other forms of relief from the financial hardships caused by the COVID-19 pandemic. Funds have been distributed by various government agencies including the US Department of Treasury and the Department of Health and Human Services (“HHS”) which oversees the distributions to healthcare providers who participate in various government reimbursement programs (e.g., Medicare). This federal government assistance has mitigated to some extent the negative financial impact of the COVID-19 pandemic for certain of our tenants and operators who are eligible.

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

For the year ended December 31, 2020, contractual cash collected and deferred or abated was as follows:

Date	Percentage of Contractual Cash Collected[1]	Percentage of Contractual Cash Deferred or Abated
Q1 2020	100%	—%
Q2 2020	100%	—%
Q3 2020	96.2%	3.8%
Q4 2020	93.9%	6.1%

1Contractual cash collected for January 2021 is approximately 95.1%.

We agreed to defer rent due from Bickford Senior Living totaling $5,850,000 for 2020 and $750,000 for January 2021 as a result of the impact from the COVID-19 pandemic. Of the 2020 deferral, $2,100,000 related to the third quarter with half of the deferral placed in escrow. We continue our negotiations with Bickford for the sale of nine properties which are currently leased to Bickford and have a gross book value of approximately $76,658,000 as of December 31, 2020. The $2,100,000 of deferred rent will be forgiven contingent upon Bickford’s ability to close on the acquisition of these properties. Rental income from this portfolio was $7,878,000 (net of $182,000 of the deferral mentioned above) for the year ended December 31, 2020 and $9,383,000 and $8,859,000 for the years ended December 31, 2019 and 2018, respectively, including straight-line rental income of $283,000, $680,000 and $331,000, respectively.

The deferred rent for Bickford of $3,750,000 pertaining to the fourth quarter and the $750,000 pertaining to January 2021 bears interest at 8% per annum with repayments, including accrued interest, over twelve months beginning in June 2021.

We agreed to rent concessions with another tenant totaling $1,072,000 in deferrals for 2020, $50,000 in abatements for 2020, and $447,000 in deferrals related to the first quarter of 2021. Of the 2020 totals, approximately $534,000 in deferrals and $20,000 in abatements are related to the third quarter and $538,000 in deferrals and $30,000 in abatements relate to the fourth quarter. The deferred amounts accrue interest from the date of the deferral until paid in full with payments due starting in July 2021 and due no later than December 2022. The initial interest is 8% on the deferrals through December 31, 2021, after which time the rate increases to 9%.

In the fourth quarter of 2020, we also modified a transition property’s lease in response to the COVID-19 pandemic that extended the lease term by one year and deferred rent of $160,000. See “Other Portfolio Activity” Transitioning Tenants for information regarding our transition properties.

When applicable, we have elected not to apply the modification guidance under ASC 842 and have decided to account for the related concessions as variable lease payments, recorded as rental income when received. We will evaluate any rent deferral requests as a result of the COVID-19 pandemic on a tenant-by-tenant basis. The extent of future concessions we make as a result of the COVID-19 pandemic, which could have a material impact on our future operating results, cannot be reasonably or reliably projected by us at this time.

We believe our liquidity positions us to manage through the negative effects of the COVID-19 pandemic. As of January 31, 2021, we had approximately $37,205,000 in unrestricted cash and cash equivalents on hand and $520,000,000 in availability under our unsecured revolving credit facility. In addition, we have access to additional debt sources and maintain availability under our at-the-market (“ATM”) equity issuance program and shelf registration statement to fund our future obligations, although no assurances can be made. See “Liquidity and Capital Resources” for further discussion.

See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for further information regarding the risks presented by the COVID-19 pandemic.

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

Lease accounting standards require that, for purposes of lease classification, we assess whether the lease, by its terms, transfers substantially all of the fair value of the asset under lease. This consideration will drive accounting for the alternative classifications among either operating, sales-type, or direct financing types of leases. For classification purposes, we distinguish cash flows that follow under terms of the lease from those that will derive, subsequent to the lease, from the ultimate disposition or re-deployment of the asset. From this segregation of the sources of cash flow, we are able to establish whether the lease is, in essence, a sale or financing in its having transferred substantially all of the fair value of the leased asset. Accordingly, management’s projected residual values represent significant assumptions in our accounting for leases.

While we do not incorporate residual value guarantees in our lease provisions, the contractual structure of other provisions provides a basis for expectations of realizable value from our properties, upon expiration of their lease terms. Additionally, we consider historical, demographic and market trends in developing our estimates. For each new lease, we discount our estimate of unguaranteed residual value and include this amount along with the stream of lease payments (also discounted) called for in the lease. We assess the stream of lease payments and the value deriving from eventual return of our property to establish whether the lease payments themselves comprise a return of substantially all of the fair value of the property under lease. We do not use a “bright line” in considering what constitutes “substantially all of the fair value,” but we undertake heightened vigilance in our assessment when the lease payments approach 90% of the composition of all future cash flows expected from the asset.

For our mortgage and other notes receivable, we evaluate the estimated collectibility of contractual loan payments amid general economic conditions on the basis of a like-kind pooling of our loans. We estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. In developing our expectation of losses, we will consider financial assets that share similar risk characteristics such as rate, age, type, location and adequacy of collateral on a collective basis. Other note investments which do not share common features will continue to be evaluated on an instrument-by-instrument basis.

The determination of fair value and whether a shortfall in operating revenues or the existence of operating losses is indicative of a loss in value involves significant judgment. Our estimates consider all available evidence including, as appropriate, the present value of the expected future cash flows discounted at market rates, general economic conditions and trends, the duration of the fair value deficiency, and any other relevant factors. When an economic downturn whose duration is expected to span a year or more is encountered, such as the potential impact of the COVID-19 pandemic, we consider projections about an expected economic recovery before we conclude that evidence of impairment exists. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.

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

Investment Highlights

Since January 1, 2020, we have completed or announced the following real estate and note investments ($ in thousands):

	Date	Properties	Asset Class	Amount
2020
Real Estate Investments
Bickford Senior Living	January 2020	1	SHO	$15,100
Life Care Services	January 2020	1	SHO	134,892
Autumn Trace	May 2020	2	SHO	14,250
41 Management	September 2020	1	SHO	12,300

Note Investments
Timber Ridge OpCo	January 2020	1	SHO	5,000
Bickford Senior Living	February 2020	1	SHO	4,000
Bickford Senior Living	June 2020	1	SHO	14,200
Watermark Retirement	June 2020	2	SHO	5,000
41 Management	November 2020	1	SHO	22,200
				$226,942

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

On February 21, 2020, we sold to Bickford two assisted living properties previously classified as held-for-sale in exchange for a term note of $4,000,000.

On June 30, 2020, we entered into a $14,200,000 construction loan agreement with Bickford to construct a 64-unit assisted living facility in Virginia, of which $1,918,000 was funded as of December 31, 2020.

Life Care Services

On January 31, 2020 we acquired an 80% equity interest in a property company, NHI-LCS JV I, LLC (“Timber Ridge PropCo”), which owns a 401-unit CCRC located in Issaquah, Washington comprising 330 independent living units, 26 assisted living/memory care units and 45 skilled nursing beds. The same transaction conveyed to NHI a 25% equity interest in the newly formed operating company, Timber Ridge OpCo, LLC (“Timber Ridge OpCo”).

Total consideration for NHI’s interests in the combined venture was $124,989,000, comprised of the $59,350,000 remaining balance of a mortgage note initially funded in 2015, an additional loan of $21,650,000, and cash of $43,114,000 to Timber Ridge PropCo and $875,000 to Timber Ridge OpCo. Total debt due from Timber Ridge PropCo of $81,000,000, which is eliminated upon consolidation, bears interest to NHI at 5.75%. LCS Timber Ridge LLC (“LCS”) paid $10,778,000 for its 20% equity stake in Timber Ridge PropCo and provided $2,625,000 for a 75% equity participation in Timber Ridge OpCo. To provide working capital in support of the CCRC’s entry-fee model, NHI agreed to supply a revolving line of credit permitting draws up to a maximum of $5,000,000.

The lease between Timber Ridge PropCo and Timber Ridge OpCo carries a rate of 6.75% for an initial term of seven years plus renewal options and has a CPI-based lease escalator, subject to floor and ceiling. Including interest payments on debt to NHI and our lease participation in the Timber Ridge PropCo, as detailed above, we received approximately $7,532,000 for the year ended December 31, 2020. NHI’s contribution was allocated to our interest in the tangible assets of Timber Ridge PropCo with no material fair value allocated to Timber Ridge OpCo beyond our initial investment. The lease between Timber Ridge PropCo and Timber Ridge OpCo includes an “earn out” provision whereby Timber Ridge OpCo could become eligible for a payment of $10,000,000 based on the attainment of certain operating metrics.

Our investment in Timber Ridge OpCo was structured to be compliant with the provisions of the REIT Investment Diversification and Empowerment Act of 2007 ("RIDEA") which permits us to receive rent payments through a triple-net lease between Timber Ridge PropCo and Timber Ridge OpCo and is designed to give us the opportunity to capture additional value on the improving performance of the operating company through distributions from the TRS. Accordingly, the TRS holds our 25% equity interest in Timber Ridge OpCo in order to provide an organizational structure that will allow the TRS to engage in a broad range of activities and share in cash flows that would otherwise be non-qualifying income under the REIT gross income tests.

Timber Ridge OpCo’s activities are managed through an "eligible independent contractor" subject to the oversight of Timber Ridge OpCo’s executive board. This organizational structure meets the requirements of Internal Revenue Code regulations for TRS entities. LCS is the managing member of Timber Ridge OpCo, although we have retained specific non-controlling rights. As a result of LCS’s retention of operations oversight and control over all day-to-day business matters, our participating influence at Timber Ridge OpCo does not amount to control of the entity.

Timber Ridge OpCo meets the criteria to be considered a variable interest entity based on ASC Topic 810, Consolidation. However, we are not the primary beneficiary of Timber Ridge OpCo as our participating rights do not give us the power to direct the activities that most significantly impact Timber Ridge OpCo’s economic performance. As a result, we report our investment in Timber Ridge OpCo under the equity method of accounting as prescribed by ASC Topic 970, Real Estate - General, Subtopic 323-30 Equity Method and Joint Ventures. Our equity share in the losses of Timber Ridge OpCo during the year ended December 31, 2020 was $3,126,000 and was recorded as a reduction in our carrying value of Timber Ridge OpCo. As of December 31, 2020, we have recognized our share of Timber Ridge OpCo’s operating losses in excess of our initial investment as a result of the Company’s outstanding commitment to fund an additional $5,000,000 under a revolving credit facility. These cumulative losses in excess of our basis of $2,250,000 are included in the line item “Accounts payable and accrued expenses” in our Consolidated Balance Sheets.

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

41 Management

On September 30, 2020, we acquired a 43-unit assisted living and memory care facility located in Bellevue, Wisconsin, from 41 Management. The acquisition price was $12,300,000 and included the full payment of an outstanding mortgage loan of $3,870,000, plus accrued interest. The property is leased to an affiliate of 41 Management pursuant to a 15-year master lease that has an initial lease rate of 7.5% with fixed annual escalators of 2.5% and offers two optional extensions of five years each.

On November 24, 2020, we committed to providing first mortgage financing to 41 Management, LLC for up to $22,200,000 to construct, a 110-unit independent living, assisted living and memory care community in Sussex, Wisconsin. The approximate four year loan has an annual interest rate of 8.5% and two one year extensions. The agreement includes a purchase option, effective upon stabilization of the facility. Additional security on the loan includes personal and corporate guarantees and the funding of a $4,900,000 working capital escrow. The total amount funded on the note was $4,040,000 as of December 31, 2020.

Notes Receivable Repayments

On July 31, 2020, Senior Living Communities repaid two fully drawn mezzanine loans of $12,000,000 and $2,000,000, respectively. The purpose of the mezzanine loans were to partially fund construction of a 186-unit senior living campus on Daniel Island in South Carolina, which opened in April 2018. The loans bore interest, payable monthly, at a 10% annual rate.

On September 30, 2020, Evolve repaid a fully drawn mortgage loan of $10,000,000, including accrued interest. The loan bore interest, payable monthly, at an 8% annual rate.

Asset Dispositions

As of December 31, 2019, we classified a portfolio of eight assisted living properties located in Arizona (4), Tennessee (3) and South Carolina (1) as held for sale, after the current tenant, Brookdale Senior Living, expressed an intention to exercise its purchase option on the properties. The purchase option called for the parties to split any appreciation on a 50/50 basis above $37,520,000. During the first quarter of 2020, NHI and the tenant agreed to a fair valuation of $41,000,000 for the properties, and, accordingly, on January 22, 2020, we disposed of the properties at the agreed price of $39,260,000. We recognized rental income from this portfolio of $229,000 for the year ended December 31, 2020 and $4,250,000 for both of the years ended December 31, 2019 and 2018.

On February 21, 2020, we disposed of two assisted living properties previously classified as held-for-sale in exchange for a term note of $4,000,000 from the buyer, Bickford. The note, which is due February 2025 and bears interest at 7%, began amortizing on a 25-year basis in January 2021. In January 2019, we classified these properties as held-for-sale, recorded an adjustment to lease revenues to write off the associated $124,000 in straight-line receivables and recognized an impairment loss of $2,500,000 to write down the properties to their estimated net realizable value.

Tenant Purchase Options

Certain of our leases contain purchase options allowing tenants to acquire the leased properties. For options open or coming open in the near future, we are engaged in preliminary negotiations to continue as lessor or in some other capacity.

A summary of these tenant options, excluding properties classified as held for sale, is presented below ($ in thousands):

Asset	Number of	Lease	1st Option	Option	Contractual
Type	Properties	Expiration	Open Year	Basis	Rent
SHO	3	December 2021	Open	iii	$1,324
MOB	1	February 2025	Open	i	$312
HOSP	1	March 2025	Open	iv	$2,016
HOSP[1]	1	September 2027	Open	iv	$2,815
HOSP	1	June 2022	2022	i	$3,544
SNF	7	August 2028	2025	iii	$3,638
SHO	2	May 2035	2027	iv	$5,348
SNF	1	September 2028	2028	iii	$482
1 In January 2021, we received notification of tenant’s intention to exercise its purchase option on the property in July 2021 for approximately $26,375,000.

Tenant purchase options generally give the lessee an option to purchase the underlying property for consideration determined by (i) greater of fixed base price or fair market value; (ii) a fixed base price plus a specified share in any appreciation; (iii) fixed base price; or (iv) a fixed capitalization rate on lease revenue.

We cannot reasonably estimate at this time the probability that these purchase options will be exercised in the future. Consideration to be received from the exercise of any tenant purchase option is expected to exceed our net investment in the leased property or properties.

Other

Our leases are typically structured as “triple net leases” on single-tenant properties having an initial leasehold term of 10 to 15 years with one or more 5-year renewal options. As such, there may be reporting periods in which we experience few, if any, lease renewals or expirations. There were no material renewing or expiring leases during 2020 that did not renew.

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

Tenant Concentration

As discussed in more detail in Note 3 to the consolidated financial statements, we have four lessees (including their affiliated entities, which are the legal tenants) from whom we individually derive at least 10% and collectively 53% of our rental income.

The following table summarizes the average portfolio occupancy for Senior Living Communities, Bickford and Holiday for the periods indicated, excluding development properties in operation less than 24 months, notes receivable, and properties transitioned to new operators or disposed. NHC is a publicly traded company and we do not report specific occupancy information from them.

	Properties	4Q19	1Q20	2Q20	3Q20	4Q20	December 2020	January 2021
SLC	9	80.4%	80.3%	79.1%	79.0%	77.3%	76.2%	77.3%
Bickford	47	86.3%	85.2%	82.5%	81.7%	78.9%	76.7%	75.6%
Holiday	26	87.0%	87.3%	83.5%	79.6%	77.2%	76.8%	75.3%

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

We believe that EBITDARM is a useful way to analyze the cash potential of a group of assets. From EBITDARM we calculate a coverage ratio (EBITDARM/Cash Rent), measuring the ability of the operator to meet its monthly obligation. In addition to EBITDARM and the coverage ratio, we rely on a careful balance sheet analysis, and other analytical procedures to help us identify potential areas of concern relative to our operators’ ability to generate sufficient liquidity to meet their obligations, including their obligation to continue to pay the amount due to us. Typical among our operators is a varying lag in reporting to us the results of their operations. Across our portfolio, however, our operators report their results, typically within either 30 or 45 days and at the latest, within 90 days of month’s end. For computational purposes, we exclude development and lease-up properties that have been in operation less than 24 months and selected immaterial properties identified in 2019 as available for sale and subsequently sold in the first quarter of 2020. For stabilized acquisitions in the portfolio less than 24 months and renewing leases with changes in scheduled rent, we include pro forma cash rent. Same-store portfolio coverage excludes properties that have transitioned operators in past 24 months.

The results of our coverage ratio analysis are presented in the tables below on a trailing twelve-month basis, as of September 30, 2020 and 2019 (the most recent periods available). The tables exclude mortgages and other notes receivable, transitioned properties leased pursuant to cash flow-based leases, and development and lease up properties in operation less than 24 months. The tables include pro forma rents for stabilized acquisitions in the portfolio less than 24 months. Same-store portfolio coverage excludes properties that have transitioned operators in past 24 months.

Total Portfolio

	SHO	SNF	HOSP	MOB	TOTAL
Properties	135	74	3	2	214
3Q19	1.19x	2.74x	2.01x	6.49x	1.67x
3Q20	1.12x	2.94x	2.33x	7.05x	1.69x

	Need Driven	Need Driven excl. Bickford	Discretionary	Discretionary excl. SLC & Holiday	Medical	Medical excl. NHC
Properties	96	49	39	4	79	37
3Q19	1.10x	1.15x	1.27x	1.86x	2.70x	1.95x
3Q20	1.04x	1.06x	1.20x	1.65x	2.91x	2.23x

	NHC[1]	SLC	Bickford	Holiday
Properties	42	9	47	26
3Q19	3.69x	1.10x	1.06x	1.21x
3Q20	3.84x	1.08x	1.01x	1.14x

Same-Store Portfolio

	SHO	SNF	HOSP	MOB	Total
Properties	127	74	2	2	205
3Q19	1.19x	2.74x	1.63x	6.49x	1.67x
3Q20	1.11x	2.94x	1.49x	7.05x	1.67x

	Need Driven	Need Driven excl. Bickford	Discretionary	Discretionary excl. SLC & Holiday	Medical	Medical excl. NHC
Properties	89	42	38	3	78	36
3Q19	1.11x	1.15x	1.27x	1.91x	2.70x	1.90x
3Q20	1.02x	1.03x	1.20x	1.71x	2.88x	2.13x

	NHC [1]	SLC	Bickford	Holiday
Properties	42	9	47	26
3Q19	3.69x	1.10x	1.06x	1.21x
3Q20	3.84x	1.08x	1.01x	1.14x

1 NHC based on corporate-level Fixed Charge Coverage Ratio and includes 3 independent living facilities.

These results include any amounts received and recognized by the operators from the HHS CARES Act Provider Relief Fund but do not include any funds received under the Paycheck Protection Program. Our operators may not consistently account for any pandemic relief funds received which can impact comparability among operators and across periods.

Fluctuations in portfolio coverage are a result of market and economic trends, local market competition, and regulatory factors as well as the operational success of our tenants. We use the results of individual leases to inform our decision making with respect to specific tenants, but trends described above by property type and operator bear analysis. Our senior housing portfolio shows a decline brought about primarily by a softening in occupancy and lower net entrance-fees within particular markets, as well as rising wage pressures. Additionally, the COVID-19 pandemic in the U.S. has further softened coverage for these operators as well as across our portfolio. For many of the affected operators, as is typical of our portfolio in general, NHI has security deposit escrows in place and/or corporate guarantees should actual cash rental shortfalls eventually materialize. In certain instances, our operators may increase their security deposits with us in an amount equal to the coverage shortfall, and, upon subsequent compliance with the required lease coverage ratio, the operator would then be entitled to a full refund. The sufficiency of credit enhancements (e.g. tenant deposits and guarantees) as a protection against economic downturn will be a focus as the economic effects of the COVID-19 pandemic continue. The metrics presented in the tables above give no effect to the presence of these security deposit escrows. Each MOB’s coverage is driven by the underlying performance of its on-campus hospital as the tenant or guarantor under the lease. As a result, it is typical for MOB operations to have large fluctuations in coverage resulting from hospital operations.

Other Portfolio Activity

Tenant Transitioning

Nine properties were transitioned during 2019 to five new tenants following a period of non-compliance by the former operators. Two leases with the new tenants for six of these properties specify periods during which rental income is based on operating income, net of management fees. We recognized rental income from these nine properties for the years ended December 31, 2020 and 2019 of $4,593,000 and $3,643,000, respectively. No properties were transitioned during 2020.

The following table summarizes the transition properties during the year ended December 31, 2020:

			Occupancy[1]
Facility Name (New Tenant)	Units	State	December 2019	March 2020	June 2020	September 2020	December 2020
Discovery Commons of College Park	148	IN	15.5%	16.0%	14.2%	13.8%	15.7%
The Charlotte (SLC)	99	NC	20.8%	28.5%	34.8%	38.9%	42.9%
Maybelle Carter (Vitality)	135	TN	80.1%	82.2%	77.3%	76.8%	73.1%
Chancellor TX-IL portfolio	196	IL/TX	65.9%	67.1%	57.2%	54.4%	53.7%
Beaver Dam Assisted Living (BAKA)	120	WI	66.9%	68.3%	61.7%	61.8%	60.4%
	698		51.7%	53.9%	49.6%	49.2%	49.0%
1 Monthly Average

Real Estate and Mortgage Write-downs

In addition to the impact of the COVID-19 pandemic, our borrowers and tenants experience periods of significant financial pressures and difficulties similar to those encountered by other health care providers. Our consolidated financial statements for the year ended December 31, 2020 do not reflect any significant impairment of our long-lived assets as a result of the COVID-19 pandemic or other factors. We have no significant intangible assets currently recorded on our balance sheet for the year ended December 31, 2020 that would require assessment for impairment. In 2019, we recognized an impairment loss of $2,500,000 to write down properties to their estimated net realizable value.

In July 2020, Quorum Health Corporation (“Quorum”) completed a Chapter 11 bankruptcy restructuring. As a result, NHI wrote off straight-line rent receivable under the lease of $380,000 in the first quarter of 2020 and began recognizing revenues under the lease as cash is received. Quorum continues to operate the hospital while timely paying its rent under the lease, which totaled $3,523,000 for the year ended December 31, 2020.

Effective January 1, 2020, we adopted ASU 2016-13, Financial Instruments – Credit Losses, which broadened the information we must consider in developing our expected credit loss estimates to include forecasted economic information in addition to our historical experience. We have established a reserve for estimated credit losses of $4,946,000 and a liability of $270,000 for estimated credit losses on unfunded loan commitments as of December 31, 2020. We evaluate the reserves for estimated credit losses each reporting period and make adjustments based on current circumstances as considered necessary.

We believe that the carrying amounts of our real estate properties are recoverable and that mortgage and other notes receivable are realizable and supported by the value of the underlying collateral. However, it is possible that future events could require us to make significant adjustments to these carrying amounts.

Results of Operations

The significant items affecting revenues and expenses are described below ($ in thousands):

	Years Ended
	December 31,		Period Change
	2020	2019	$	%
Revenues:
Rental income
CCRC leased to Timber Ridge OpCo	$8,346	$—	$8,346	NM
SHOs leased to Discovery Senior Living	11,073	8,370	2,703	32.3%
ALFs leased to 41 Management	2,097	68	2,029	NM
SNF leased to Ignite Team Partners	1,492	—	1,492	NM
EFCs leased to Senior Living Communities	43,440	41,993	1,447	3.4%
ALFs lease to Comfort Care Senior Living	3,104	2,377	727	30.6%
ALFs leased to Autumn Trace Communities	689	—	689	NM
ALFs leased to Bickford Senior Living	43,795	46,749	(2,954)	(6.3)%
Other new and existing leases	162,801	161,967	834	0.5%
Current year disposals	307	4,776	(4,469)	(93.6)%
	277,144	266,300	10,844	4.1%
Straight-line rent adjustments, new and existing leases	20,411	22,084	(1,673)	(7.6)%
Escrow funds received from tenants for property operating expenses	9,653	5,798	3,855	66.5%
Total Rental Income	307,208	294,182	13,026	4.4%
Interest income from mortgage and other notes
Bickford construction loans	2,758	1,353	1,405	NM
41 Management construction loans	750	172	578	NM
Discovery Senior Living mortgage and other notes	482	154	328	NM
Mortgage loan payoffs	2,946	3,166	(220)	(6.9)%
Life Care Services mortgages and construction loans	11,438	12,113	(675)	(5.6)%
Other existing mortgages and notes	6,647	6,740	(93)	(1.4)%
Total Interest Income from Mortgage and Other Notes	25,021	23,698	1,323	5.6%
Other income	582	201	381	NM
Total Revenue	332,811	318,081	14,730	4.6%
Expenses:
Depreciation
CCRC leased to Timber Ridge OpCo	3,436	—	3,436	NM
SHOs leased to Discovery Senior Living	5,525	4,026	1,499	37.2%
ALFs leased to 41 Management	765	106	659	NM
SNF leased to Ignite Team Partners	445	—	445	NM
Other new and existing assets	72,979	72,684	295	0.4%
Total Depreciation	83,150	76,816	6,334	8.2%
Interest	52,882	56,299	(3,417)	(6.1)%
Payroll and related compensation expenses	6,198	5,812	386	6.6%
Non-cash share-based compensation expense	3,061	3,646	(585)	(16.0)%
Loan and realty losses	991	2,440	(1,449)	(59.4)%
Taxes and insurance on leased properties	9,653	5,798	3,855	66.5%
Other expenses	5,831	5,998	(167)	(2.8)%
	161,766	156,809	4,957	3.2%
Loss on early retirement of debt	(3,924)	(823)	(3,101)	NM
Loss from equity method investment	(3,126)	—	(3,126)	NM
Gains on sales of real estate	21,316	—	21,316	NM
Net income	185,311	160,449	24,862	15.5%
Less: net (income) loss attributable to noncontrolling interests	(185)	7	(192)	NM
Net income attributable to common stockholders	$185,126	$160,456	$24,670	15.4%

NM - not meaningful

Financial highlights of the year ended December 31, 2020, compared to 2019 were as follows:

•Rental income received from our tenants increased $13,026,000, or 4.4%, primarily as a result of new investments funded since December 2019, net of rent concessions granted in 2020 totaling $6,972,000.

•Funds received for reimbursement of property operating expenses total $9,653,000 for the year ended December 31, 2020, and are reflected as a component of rental income. These property operating expenses are recognized in operating expenses in the line item “Taxes and insurance on lease properties.” The increase in the reimbursement income and corresponding property expenses is the result of additional amounts received from tenants and expenses paid on their behalf.

•Rental income includes a $1,673,000 decrease in straight-line rent adjustments based on the timing and volume of entering into new leases and the overall rate of increase in existing leases.

•Interest income from mortgage and other notes increased $1,323,000, primarily due to interest income received on loans to Bickford Senior Living, 41 Management and Discovery Senior Living net of note payoffs during 2020.

•Depreciation expense increased $6,334,000 primarily due to new real estate investments completed since December 2019.

•Interest expense decreased $3,417,000 primarily as a result of $210,000,000 notional amount of fixed rate swaps that matured in June 2020 that relate to the unsecured credit facility and the payoff of the HUD mortgages discussed in Note 7 to the consolidated financial statements, as well as the decrease in our LIBOR reference rate on our unswapped variable rate debt.

•Loan and realty losses include $2,500,000 in write-downs recognized in 2019 related to two facilities classified as held for sale and subsequently sold in the first quarter of 2020. Loan and realty losses recorded in 2020 relate to adjustments made to our estimate of expected credit losses.

•Loss on early retirement of debt in 2020 represents the prepayment fee of $1,619,000 and unamortized discount and deferred financing cost of $1,172,000 and $1,133,000, respectively, recognized on the repayment of ten HUD mortgages loans in 2020. The prior year amount represents the loss recognized upon the repayment of $60,000,000 of the convertible notes.

•During 2020, we recorded $3,126,000 as our equity share in the losses of Timber Ridge OpCo as described in Note 5 to the consolidated financial statements.

•During 2020, we recorded $21,316,000 in gains from the disposition of real estate assets as described under the heading “Asset Dispositions” in Note 3 to the consolidated financial statements.

•The following table summarizes our real estate under lease to transitioning tenants ($ in thousands):

	Years Ended
	December 31,		Period Change
	2020	2019	$	%
Revenues:
Rental income
SHOs leased to Chancellor Health Care	$850	$1,162	$(312)	(26.9)%
SHO leased to Senior Living Communities	166	—	166	NM
SHO leased to Discovery Senior Living	62	—	62	NM
SLC leased to Vitality Senior Living	273	172	101	58.7%
ALF leased to BAKA Enterprises[1]	780	1,075	(295)	(27.4)%
Straight-line rent adjustments	2,462	1,234	1,228	99.5%
Total Revenues	4,593	3,643	950	26.1%
Expenses:
Depreciation
SHOs leased to Chancellor Health Care	1,623	1,623	—	—%
SHO leased to Senior Living Communities	617	527	90	17.1%
SHO leased to Discovery Senior Living	686	684	2	0.3%
SLC leased to Vitality Senior Living	631	616	15	2.4%
ALF leased to BAKA Enterprises	539	581	(42)	(7.2)%
Total Depreciation	4,096	4,031	65	1.6%
Legal	(16)	491	(507)	NM
Franchise, excise and other taxes	—	660	(660)	(100.0)%
	4,080	5,182	(1,102)	(21.3)%
Net income (loss)	$513	$(1,539)	$2,052	NM

[1] includes $625,000 received during 2019 as a settlement payment

Liquidity and Capital Resources

At December 31, 2020, we had $252,000,000 available to draw on our revolving credit facility, $43,344,000 in unrestricted cash and cash equivalents, and the potential to access capital through the issuance of common stock under the Company’s $500,000,000 ATM equity program. In addition, the Company maintains an effective automatic shelf registration statement through which capital could be raised via the issuance of debt and or equity securities.

In July 2020, we entered into a new one-year $100,000,000 term loan bearing interest at a rate of 30-day LIBOR (with a 50 basis point floor) plus 185 basis points, based on our current leverage ratios. The proceeds from this loan were used to repay amounts outstanding on the unsecured revolving credit facility. The term loan was subsequently repaid in January 2021.

During the year ended December 31, 2020, we issued 535,990 common shares through the ATM program with an average price of $66.30, resulting in net proceeds of approximately $34,649,000 initially used to pay down our revolving credit facility. During the year ended December 31, 2019, 1,209,522 common shares were issued for $95,774,000 in net proceeds. We intend to use the proceeds from any further activity under the ATM program for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under our credit facility.

On October 30 and November 2, 2020, the Company repaid ten HUD mortgage loans with a combined balance of $42,629,000, plus accrued interest of $157,000 and a prepayment fee of $1,619,000. The HUD mortgage loans were secured by ten properties leased to Bickford with a net book value of $47,436,000. Nine of the mortgage notes required monthly payments of principal and interest from 4.3% to 4.4% (inclusive of mortgage insurance premiums) with maturities in August and October 2049. One additional HUD mortgage loan assumed in 2014 at a discount, required monthly payments of principal and interest of 2.9% (inclusive of mortgage insurance premium) and had an original maturity of October 2047.

On January 26, 2021, we issued $400,000,000 aggregate principal amount of 3.00% senior notes that mature on February 1, 2031 and pay interest semi-annually (the “2031 Senior Notes”). The 2031 Senior Notes were sold at an issue price of 99.196% of face value before the underwriters’ discount. Our net proceeds from the 2031 Senior Notes offering, after deducting underwriting discounts and expenses, were approximately $392,431,000. We used the net proceeds from the 2031 Senior Notes offering to repay our $100,000,000 term loan and reduce borrowings outstanding under our revolving credit facility.

Sources and Uses of Funds

Our primary sources of cash include rent payments, principal and interest payments on mortgage and other notes receivable, proceeds from the sales of real property, net proceeds from offerings of equity securities and borrowings from our loans and revolving credit facility. Our primary uses of cash include debt service payments (both principal and interest), new investments in real estate and notes receivable, dividend distributions to our stockholders and general corporate overhead.

These sources and uses of cash are reflected in our Consolidated Statements of Cash Flows as summarized below ($ in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change
	12/31/2020	12/31/2019	$	%	12/31/2018	$	%
Cash and cash equivalents and restricted cash, January 1	$15,669	$9,912	$5,757	NM	8,075	$1,837	22.7%
Net cash provided by operating activities	232,148	240,955	(8,807)	(3.7)%	207,869	33,086	15.9%
Net cash used in investing activities	(89,712)	(342,521)	252,809	(73.8)%	(250,290)	(92,231)	36.8%
Net cash (used in) provided by financing activities	(111,762)	107,323	(219,085)	NM	44,258	63,065	NM
Cash and cash equivalents and restricted cash, December 31	$46,343	$15,669	$30,674	NM	9,912	$5,757	58.1%

Operating Activities – Net cash provided by operating activities for the years ended December 31, 2020 and December 31, 2019 was favorably impacted by the collection of lease and interest payments on new real estate and note investments completed during 2020 and 2019. Working capital changes contributed an additional $19,271,000 to operating cash flow in 2019 that included approximately $17,125,000 in cash receipts in settlement of a Holiday receivable, charged to deferred revenues and straight line rent receivables related to the Holiday restructure.

Investing Activities – Net cash flows used in investing activities for the year ended December 31, 2020 were comprised primarily of $175,080,000 of investments in real estate and notes, and was partially offset by the collection of principal on mortgage and other notes receivable of $46,612,000 and $39,631,000 in net proceeds from the disposition of real estate assets. Net cash flows used in investing activities for the year ended December 31, 2019 were comprised primarily of $345,418,000 of investments in real estate and notes, which were partially offset by collection of notes receivable.

Financing Activities – Net cash provided by financing activities for the year ended December 31, 2020 compared to the same period in 2019 is primarily the result of a $118,000,000 decrease in net borrowings, inclusive of the $100,000,000 term loan in 2020, a $61,125,000 decrease in proceeds from issuance of common shares and dividend payments which increased $14,845,000 over the same period in 2019.

Debt Obligations

As of December 31, 2020, we had outstanding debt of $1,499,285,000. See Note 7 to the consolidated financial statements for additional information about our outstanding indebtedness. Also, reference “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for more details on our indebtedness and the impact of interest rate risk.

Unsecured Bank Credit Facility - Our bank credit facility derives from the Credit Agreement dated as of August 3, 2017 (the “2017 Agreement”), and two Term Loan Agreements dated as of September 17, 2018 (the “2018 Agreement”) and July 9, 2020 (the “2020 Agreement”). Together these agreements establish our unsecured $1,200,000,000 bank credit facility, which consists of three term loans –$100,000,000 maturing in July 2021, $250,000,000 maturing in August 2022 and $300,000,000 maturing in September 2023 - and a $550,000,000 revolving credit facility that matures in August 2021 with a one year extension option available after payment of a 10 basis point extension fee. The $100,000,000 term loan was repaid in January 2021 with the proceeds from the 2031 Senior Notes previously described.

The revolving facility fee is currently 20 basis points per annum, and based on our current leverage ratios, the facility presently provides for floating interest on the revolver and the term loans at 30-day LIBOR plus 120 basis points and a blended 132 basis points, respectively. At December 31, 2020 and December 31, 2019, 30-day LIBOR was 14 basis points and 176 basis points, respectively. Through June 2020, the Company utilized $610,000,000 in interest rate swaps, designated as cash flow hedges, to fix the variable interest rate on the amounts outstanding on our term loans and revolving credit facility. On June 29 and 30, 2020, $80,000,000 and $130,000,000 of these hedges expired, respectively. As of December 31, 2020, we had $548,000,000 of outstanding variable rate debt exposed to interest rate risk through December 2021, at which time our remaining hedges expire. Our swaps and the financial instruments to which they relate are described in the table below, under the caption “Interest Rate Swap Agreements.” The current interest spreads and facility fee reflect our leverage-ratio compliance based on the applicable margin for LIBOR loans, measuring debt to “Total Asset Value,” at Level 3 in the Interest Rate Schedule provided below in summary format:

Interest Rate Schedule

		LIBOR Margin
Level	Leverage Ratio	Revolver	$300m Term Loan	$250m Term Loan	$100m Term Loan	Revolver Facility Fee
1	< 0.35	1.10%	1.20%	1.25%	1.75%	0.15%
2	≥ 0.35 & < 0.40	1.15%	1.25%	1.30%	1.80%	0.20%
3	≥ 0.40 & < 0.45	1.20%	1.30%	1.35%	1.85%	0.20%
4	≥ 0.45 & < 0.50	1.25%	1.40%	1.45%	1.95%	0.25%

Beyond the applicable ratios detailed above, increasing levels of leverage (not shown) will subject our debt to defined increases in interest rates and fees.

The 2017 Agreement requires that we calculate specified financial statement metrics and meet or exceed a variety of financial ratios, which are usual and customary in nature. These ratios are calculated quarterly and as of December 31, 2020, were within required limits. The calculation of our leverage ratio involves intermediate determinations of our “total indebtedness” and of our “total asset value,” as defined in the 2017 agreement. As discussed below in connection with our leverage-based LIBOR Margin schedule, under provisions of which we are given credit for collateral based on cash rental revenue (capitalized at standard rates based on asset class), if we experience significant declines in rent collections, we could shift to Level 4 or beyond, resulting in significant additional interest expense.

The 2020 and 2018 Agreements generally include the same covenants and financial statement metrics required for compliance with terms of the 2017 Agreement. Although we are currently eligible under the term loan agreements to transact in our unsecured bank credit facilities at the respective scheduled rates represented by Level 3, the movement of our leverage ratio into Level 4 at current levels of debt would result in additional annual interest charges of $1,074,000, assuming an average revolver balance of approximately $298,000,000. Further movement of our leverage ratio beyond levels currently contemplated by management would be subject to escalating increases in interest. If, in addition to changes in the leverage ratio, certain qualitative indicators of our risk profile were to materially change, further interest-rate escalations may result.

We remain in compliance with all debt covenants under the unsecured bank credit facility and other debt agreements.

Convertible Senior Notes - As of December 31, 2020, our $60,000,000 of senior unsecured convertible notes were convertible at a rate of 14.95 shares of common stock per $1,000 principal amount, representing a conversion price of approximately $66.89 per share for a total of 896,994 shares. For the year ended December 31, 2020, there was no dilution resulting from the conversion option within our convertible debt. If NHI’s current share price increases above the adjusted $66.89 conversion price, dilution may become attributable to the conversion feature. At December 31, 2020, the face amount of the convertible debt exceeded its value on conversion, when value on conversion was computed as if the debt were immediately eligible to convert.

Effective October 1, 2020, the conversion feature was generally available to noteholders. The notes are “optional net-share settlement” instruments, allowing NHI the option to settle the principal amount of the indebtedness in cash and common stock for any excess. The amounts and timing of conversions will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors.

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

Debt Maturities - Reference Note 7 to the consolidated financial statements for more information on our debt maturities.

Credit Ratings - Moody's announced on November 5, 2020 that it assigned an investment grade issuer credit rating and a senior unsecured debt rating of Baa3 with a “Negative” outlook to the Company. Both Fitch and S&P Global announced in November 2019 a public issuer credit rating of BBB- with an outlook of “Stable”. Fitch confirmed its rating most recently on September 30, 2020 and S&P Global confirmed its rating on November 4, 2020. Our unsecured bank credit facility includes an option to shift from the leverage-based LIBOR margin schedule in the table above to a ratings-based LIBOR margin schedule. Shifting to a ratings-based LIBOR margin schedule potentially reduces volatility of our interest cost during periods of time when our leverage may fluctuate modestly. Our decision to move to a ratings-based LIBOR margin schedule will be based on several factors including the relative cost of the ratings-based versus leverage-based LIBOR margin schedules and our desire to have a more stable interest cost if our leverage modestly changes as compared to the existing leverage-based LIBOR margin schedule. Our unsecured private placement term loan agreements include a rate increase provision that is effective if any rating agency lowers our credit rating below investment grade and our compliance leverage increases to 50% or more.

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

If a suitable replacement to LIBOR is not identified, bank facilities provide for rate alternatives which have historically been disadvantageous. Upon the discontinuation of LIBOR, the imposition of a new index rate may materially change interest expense and the credit spread, relative to that determined under the Company’s original pricing structure. Upon the issuance of the 2031 Senior Notes, the company has reduced its LIBOR based financial instruments.

Debt Metrics - We believe that our fixed charge coverage ratio, which is the ratio of Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, including amounts in discontinued operations, excluding real estate asset impairments and gains on dispositions) to fixed charges (interest expense at contractual rates net of capitalized interest and principal payments on debt), and the ratio of consolidated net debt to Adjusted EBITDA are meaningful measures of our ability to service our debt. We use these two measures as a useful basis to compare the strength of our balance sheet with those in our peer group. We also believe our balance sheet gives us a competitive advantage when accessing debt markets.

We calculate our fixed charge coverage ratio as approximately 6.0x for the year ended December 31, 2020 (see our discussion below under the heading Adjusted EBITDA including a reconciliation to our net income). Giving effect to our acquisitions and financings on an annualized basis, our consolidated net debt to Adjusted EBITDA ratio is approximately 4.7x for the year ended December 31, 2020 ($ in thousands):

Consolidated Total Debt	$1,499,285
Less: cash and cash equivalents	(43,344)
Consolidated Net Debt	$1,455,941

Adjusted EBITDA	$307,351
Annualized Adjustment	2,066
	$309,417

Consolidated Net Debt to Adjusted EBITDA	4.7	x

Interest Rate Swap Agreements

Our existing interest rate swap agreements will collectively continue through December 2021 as a hedge against fluctuations in variable interest rates applicable to $400,000,000 of our bank loans. In June 2020, there were $210,000,000 notional amount of swaps that matured. During the next year, approximately $7,149,000 of losses, which are included in “Accumulated other comprehensive (loss)” in the Consolidated Balance Sheet, are projected to be reclassified into earnings.

As of December 31, 2020, we employed the following interest rate swap contracts to mitigate our interest rate risk on our bank term and revolver loans described above ($ in thousands):

Date Entered	Maturity Date	Swap Rate	Rate Index	Notional Amount	Fair Value (Liability)
March 2019	December 2021	2.22%	1-month LIBOR	$100,000	$(2,092)
March 2019	December 2021	2.21%	1-month LIBOR	$100,000	$(2,105)
June 2019	December 2021	1.61%	1-month LIBOR	$150,000	$(2,210)
June 2019	December 2021	1.63%	1-month LIBOR	$50,000	$(743)

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

Supplemental Guarantor Financial Information

The Company’s $1,200,000,000 bank credit facility, unsecured private placement term loans due January 2023 through January 2027 with an aggregate principal amount of $400,000,000, and 2031 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by each of the Company’s subsidiaries, except for certain excluded subsidiaries (“Guarantors”). The Guarantors are either owned, controlled or are affiliates of the Company.

The following tables present summarized financial information for the Company and the Guarantors, on a combined basis after eliminating (i) intercompany transactions and balances among the guarantor entities and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor ($ in thousands):

As of
December 31, 2020
Real estate properties, net	$2,341,406
Other assets, net	439,193
Note receivable due from non-guarantor subsidiary	81,396
Totals assets	$2,861,995

Debt	$1,404,632
Other liabilities	95,855
Total liabilities	$1,500,487

Noncontrolling interest	$531

Year Ended
December 31, 2020
Revenues	$300,837
Interest revenue on note due from non-guarantor subsidiary	4,275
Expenses	146,241
Loss from equity method investee	(3,126)
Gains on sales of real estate	21,316
Loss on early retirement of debt	(3,924)
Net income	$173,137
Net income attributable to NHI and the subsidiary guarantors	$172,954
Equity

At December 31, 2020, we had 45,185,992 shares of common stock outstanding with a market value of $3,125,516,000. Equity on our Consolidated Balance Sheet totaled $1,522,945,000.

Dividends - We manage our business with a goal of increasing the regular annual dividends paid to stockholders. Our Board of Directors approves a regular quarterly dividend which is reflective of expected taxable income on a recurring basis. Our transactions that are infrequent and non-recurring that generate additional taxable income have been distributed to stockholders in the form of special dividends. Taxable income is determined in accordance with the Internal Revenue Code and differs from net income for financial statements purposes determined in accordance with U.S. generally accepted accounting principles. Our goal of increasing annual dividends requires a careful balance between identification of high-quality lease and mortgage assets in which to invest and the cost of our capital with which to fund such investments. We consider the competing interests of short and long-term debt (interest rates, maturities and other terms) versus the higher cost of new equity. We accept some level of risk associated with leveraging our investments. We intend to continue to make new investments that meet our underwriting criteria and where the spreads over our cost of equity and debt capital on a leverage neutral basis will generate sufficient returns to our stockholders.

We intend to comply with REIT dividend requirements that we distribute at least 90% of our annual taxable income for the year ended December 31, 2020 and thereafter. Historically, the Company has distributed at least 100% of annual taxable income. Dividends declared for the fourth quarter of each fiscal year are paid by the end of the following January and are, with some exceptions, treated for tax purposes as having been paid in the fiscal year just ended as provided in IRS Code Sec. 857(b)(8).

Our dividends per share for the last three years are as follows:

2020	2019	2018
$4.41	$4.20	$4.00

ATM Equity Program - We maintain an ATM program which allows us to sell our common stock directly into the market. In March 2020 the Company entered into a new ATM equity offering sales agreement pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $500,000,000 of the Company’s common shares through the ATM equity program. The Company terminated its previously existing ATM equity program, dated February 22, 2017, upon entering into the new agreement. During 2020, we issued 535,990 common shares through the ATM program with an average price of $66.30, resulting in net proceeds of approximately $34,649,000. During 2019, we issued 1,209,522 shares under the February 22, 2017 program, with an average price of $80.58 per share, generating net proceeds of approximately $95,774,000.

The following table summarizes the share issuances under our ATM program as of December 31, 2020 ($ in thousands):

Year	Shares	Weighted Average Share Price	Net Proceeds
2019	1,209,522	$80.58	$95,999
2020	535,990	$66.30	35,003
	1,745,512		$131,002

The table above does not include indirect legal and accounting costs associated with updating and maintaining our shelf registration statement.

Our use of ATM proceeds rebalanced our leverage in response to our acquisitions and keeps our options flexible for further expansion. We anticipate continued use of proceeds from the ATM program for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under our credit facility. As we continue to acquire real estate, we will continue to explore various other funding sources including term loans, convertible debt, traditional equity placement, unsecured bonds and senior notes, debt private placement, public debt and secured government agency financing to balance the overall degree of leverage on our portfolio. We view our ATM program as an effective way to match-fund our smaller acquisitions by exercising control over the timing and size of transactions and achieving a more favorable cost of capital as compared to larger follow-on offerings. Acquisitions, if any, whose magnitude would entail an equity match unable to be efficiently sourced through the ATM would likely trigger a prospectus supplement and an overnight or marketed offering of NHI common stock, rather than placement through the ATM.

Shelf Registration Statement - In March 2020, the Company renewed its automatic shelf registration statement with the Securities and Exchange Commission that allows the Company to offer and sell to the public an unspecified amount of common stock, preferred stock, debt securities, warrants and or units at prices and on terms to be announced when and if such securities are offered. The details of any future offerings, along with the use of proceeds from any securities offered, will be described in a prospectus supplement or other offering materials, at the time of offering. Our shelf registration statement expires March 2023.

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

With the periodic settlement of some of the outstanding resident loans in the normal course of entrance-fee operations, the balance secured by the Deed and Indenture at the date of our acquisition on January 31, 2020 had been reduced to $20,063,000 and was further reduced to $17,155,300 at December 31, 2020. By terms of the resident loan assumption agreement, during the term of the lease (seven years with two renewal options), Timber Ridge OpCo is to indemnify Timber Ridge PropCo for any repayment by Timber Ridge PropCo of these liabilities under the guarantee. As a result of the subordination agreement mentioned above and Timber Ridge OpCo’s indemnity guarantee, a liability was not recorded for the resident loan obligation upon acquisition and as of December 31, 2020.

As described in Note 2 to the consolidated financial statements, our leases, mortgages and other notes receivable with certain unconsolidated entities represent variable interests in those enterprises. However, because we do not control these entities, nor do we have any role in their day-to-day management, we are not their primary beneficiary and therefore do not consolidate their financial statements. Except as discussed, under Contractual Obligations and Contingent Liabilities, we have no further material obligations arising from our transactions with these entities, and we believe our maximum exposure to loss at December 31, 2020, due to this involvement would be limited to our contractual commitments and contingent liabilities and the amount of our current investments with them, as detailed further in Notes 2, 3, 5 and 7 to the consolidated financial statements.

In March 2014, we issued convertible notes, which have a carrying amount of $60,000,000 as of December 31, 2020 and mature April 1, 2021. For the conversion feature we calculate the dilutive effect using market prices prevailing over the reporting period. Because the dilution calculation is market-driven, and per share guidance we provide is based on diluted amounts, the theoretical effects of the conversion feature result in per share unpredictability.

Effective October 1, 2020, the notes were convertible, however, generally accepted accounting principles require us to periodically report the amount by which the notes’ convertible value exceeds their principal amount, without regard to the current availability of the conversion feature. Further, the mechanics of the calculation require the use of an end-of-period stock price, so that using that amount for the remaining notes outstanding of $60,000,000 at December 31, 2020 delivers an excess of $2,045,000, whereas the use of another price point would give a different result.

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

Contractual Obligations and Contingent Liabilities

As of December 31, 2020, our contractual payment obligations were as follows ($ in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt, including interest[1]	$1,541,770	$496,788	$725,796	$219,186	$100,000
Development commitments	5,156	5,156	—	—	—
Loan commitments	63,445	63,445	—	—	—
	$1,610,371	$565,389	$725,796	$219,186	$100,000
1 Interest is calculated based on the weighted average interest rate of outstanding debt balances as of December 31, 2020. The calculation also includes a facility fee of 0.20%.

Commitments and Contingencies

The following tables summarize information as of December 31, 2020 related to our outstanding commitments and contingencies which are more fully described in the notes to the consolidated financial statements ($ in thousands):

	Asset Class	Type	Total	Funded	Remaining
Loan Commitments:
LCS Sagewood Note A	SHO	Construction	$118,800	$(98,752)	$20,048
LCS Sagewood Note B	SHO	Construction	61,200	(61,200)	—
Bickford Senior Living	SHO	Construction	42,900	(30,466)	12,434
41 Management	SHO	Construction	22,200	(4,040)	18,160
Senior Living Communities	SHO	Revolving Credit	12,000	(11,280)	720
41 Management	SHO	Construction	10,800	(8,717)	2,083
Timber Ridge OpCo	SHO	Working Capital	5,000	—	5,000
Watermark Retirement	SHO	Working Capital	5,000	—	5,000
Discovery Senior Living	SHO	Working Capital	750	(750)	—
			$278,650	$(215,205)	$63,445

See Note 4 to our consolidated financial statements for full details of our loan commitments. As provided above, loans funded do not include the effects of discounts or commitment fees.

The credit loss liability for unfunded loan commitments is estimated using the same methodology as for our funded mortgage and other notes receivable based on the estimated amount that we expect to fund. The liability for expected credit losses on our unfunded loans was $270,000 as of December 31, 2020.

	Asset Class	Type	Total	Funded	Remaining
Development Commitments:
Ignite Medical Resorts	SNF	Construction	$25,350	$(25,350)	$—
Woodland Village	SHO	Renovation	7,515	(7,425)	90
Senior Living Communities	SHO	Renovation	9,930	(9,763)	167
Wingate Healthcare	SHO	Renovation	1,900	(1,808)	92
Discovery Senior Living	SHO	Renovation	900	(853)	47
Watermark Retirement	SHO	Renovation	6,500	(3,000)	3,500
Other	SHO	Various	1,850	(591)	1,259
			$53,945	$(48,790)	$5,155

In addition to the commitments listed above, Discovery PropCo has committed to Discovery for funding up to $2,000,000 toward the purchase of condominium units located at one of the facilities, of which $968,000 has been funded as of December 31, 2020.

	Asset Class	Total	Funded	Remaining
Contingencies (Lease Inducements):
Timber Ridge OpCo	SHO	$10,000	$—	$10,000
Comfort Care Senior Living	SHO	6,000	—	6,000
Wingate Healthcare	SHO	5,000	—	5,000
Navion Senior Solutions	SHO	4,850	(500)	4,350
Discovery Senior Living	SHO	4,000	—	4,000
Ignite Medical Resorts	SNF	2,000	—	2,000
		$31,850	$(500)	$31,350

We adjust rental income for the amortization of lease inducements paid to our tenants. Amortization of these payments against revenues was $987,000, $845,000 and $387,000 for the years ended December 31, 2020 , 2019 and 2018, respectively.

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

Funds From Operations - FFO

Our FFO per diluted common share for the year ended December 31, 2020 increased $0.02 or 0.4% over the same period in 2019 due primarily to the impact of new investments completed since December 2019, partially offset by the effects of the COVID-19 pandemic. FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and applied by us, is net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, impairments of real estate, and real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures, if any. The Company’s computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or have a different interpretation of the current NAREIT definition from that of the Company; therefore, caution should be exercised when comparing our Company’s FFO to that of other REITs. Diluted FFO assumes the exercise of stock options and other potentially dilutive securities.

Our Normalized FFO per diluted common share for the year ended December 31, 2020 increased $0.10 or 1.8% over the same period in 2019 due primarily to the impact of new investments completed since December 2019, partially offset by the effects of the COVID-19 pandemic. Normalized FFO excludes from FFO certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to, impairment of non-real estate assets, gains and losses attributable to the acquisition and disposition of non-real estate assets and liabilities, and recoveries of previous write-downs.

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

Adjusted Funds From Operations - AFFO

Our Normalized AFFO per diluted common share for the year ended December 31, 2020 increased $0.19 or 3.7% over the same period in 2019 due primarily to the impact of new investments completed since December 2019, partially offset by the effects of the COVID-19 pandemic. In addition to the adjustments included in the calculation of normalized FFO, normalized AFFO excludes the impact of any straight-line rent revenue, amortization of the original issue discount on our convertible senior notes and amortization of debt issuance costs.

Normalized AFFO is an important supplemental measure of operating performance for a REIT. GAAP requires a lessor to recognize contractual lease payments into income on a straight-line basis over the expected term of the lease. This straight-line adjustment has the effect of reporting lease income that is significantly more or less than the contractual cash flows received pursuant to the terms of the lease agreement. GAAP also requires the original issue discount of our convertible senior notes and debt issuance costs to be amortized as non-cash adjustments to earnings. We also adjust Normalized AFFO for the net change in our allowance for expected credit losses as well as certain non-cash items related to our equity method investment such as straight-line lease expense and amortization of purchase accounting adjustments. Normalized AFFO is useful to our investors as it reflects the growth inherent in the contractual lease payments of our real estate portfolio.

Funds Available for Distribution - FAD

Our Normalized FAD for the year ended December 31, 2020 increased $13,213,000 or 5.8% over the same period in 2019 due primarily to the impact of new investments completed since December 2019, partially offset by the effects of the COVID-19 pandemic. In addition to the adjustments included in the calculation of Normalized AFFO, Normalized FAD excludes the impact of non-cash stock based compensation as well as certain non-cash items related to our equity method investment. Normalized FAD is an important supplemental measure of liquidity for a REIT as a useful indicator of the ability to distribute dividends to stockholders.

The following table reconciles net income, the most directly comparable GAAP metric, to FFO, Normalized FFO, Normalized AFFO and Normalized FAD and is presented for both basic and diluted weighted average common shares ($ in thousands, except share and per share amounts):

	Years ended December 31,
	2020	2019	2018
Net income attributable to common stockholders	$185,126	$160,456	$154,333
Elimination of certain non-cash items in net income:
Depreciation	83,150	76,816	71,349
Depreciation related to noncontrolling interests	(777)	(52)	—
Gain on sale of real estate	(21,316)	—	—
Impairment of real estate	—	2,500	—
NAREIT FFO attributable to common stockholders	$246,183	$239,720	$225,682
Loss on early retirement of debt	3,924	823	738
Non-cash write-off of straight-line rent receivable	380	—	3,701
Note receivable impairment	—	—	363
Recognition of unamortized note receivable commitment fees	—	—	(515)
Normalized FFO attributable to common stockholders	$250,487	$240,543	$229,969
Straight-line lease revenue, net	(20,791)	(22,084)	(21,736)
Straight-line lease revenue, net, related to noncontrolling interests	111	13	—
Amortization of lease incentives	987	845	387
Amortization of original issue discount	303	761	788
Amortization of debt issuance costs	2,979	2,805	2,526
Equity method investment adjustments, net	1,374	—	—
Note receivable credit loss expense	991	—	—
Normalized AFFO attributable to common stockholders	$236,441	$222,883	$211,934
Equity method investment capital expenditure	(420)	—	—
Equity method investment non-refundable fees received	660	—	—
Non-cash stock-based compensation	3,061	3,646	2,490
Normalized FAD attributable to common stockholders	$239,742	$226,529	$214,424

BASIC
Weighted average common shares outstanding	44,696,285	43,417,828	41,943,873
NAREIT FFO attributable to common stockholders per share	$5.51	$5.52	$5.38
Normalized FFO attributable to common stockholders per share	$5.60	$5.54	$5.48
Normalized AFFO attributable to common stockholders per share	$5.29	$5.13	$5.05

DILUTED
Weighted average common shares outstanding	44,698,004	43,703,248	42,091,731
NAREIT FFO attributable to common stockholders per share	$5.51	$5.49	$5.36
Normalized FFO attributable to common stockholders per share	$5.60	$5.50	$5.46
Normalized AFFO attributable to common stockholders per share	$5.29	$5.10	$5.04

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

The following table reconciles net income, the most directly comparable GAAP metric, to Adjusted EBITDA ($ in thousands):

	Years ended December 31,
	2020	2019	2018
Net income	$185,311	$160,449	$154,333
Interest expense	52,882	56,299	49,055
Franchise, excise and other taxes	534	1,550	1,166
Depreciation	83,150	76,816	71,349
NHI’s share of EBITDA adjustments for unconsolidated entities	1,495	—	—
Gain on sale of real estate	(21,316)	—	—
Impairment of real estate	—	2,500	—
Loss on early retirement of debt	3,924	823	738
Non-cash write-off of straight-line rent receivable	380	—	3,701
Note receivable credit loss expense	991	—	—
Note receivable impairment	—	—	363
Recognition of unamortized note receivable commitment fees	—	—	(515)
Adjusted EBITDA	$307,351	$298,437	$280,190

Interest expense at contractual rates	$43,458	$53,923	$45,789
Interest rate swap payments, net	6,352	294	186
Principal payments	1,082	1,187	1,062
Fixed Charges	$50,892	$55,404	$47,037

Fixed Charge Coverage	6.0x	5.4x	6.0x

For all periods presented, EBITDA reflects GAAP interest expense, which excludes amounts capitalized during the period.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

At December 31, 2020, we were exposed to market risks related to fluctuations in interest rates on approximately $548,000,000 of variable-rate indebtedness (excludes $400,000,000 of variable-rate debt that has been hedged through interest-rate swap contracts) and on our mortgage and other notes receivable. The unused portion ($252,000,000 at December 31, 2020) of our revolving credit facility, should it be drawn upon, is subject to variable rates.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a 50 basis-point increase or decrease in the interest rate related to variable-rate debt, and assuming no change in the outstanding balance as of December 31, 2020, net interest expense would increase or decrease annually by approximately $2,740,000 or $0.06 per common share on a diluted basis.

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

The following table sets forth certain information with respect to our debt ($ in thousands):

	December 31, 2020			December 31, 2019
	Balance[1]	% of total	Rate[3]	Balance[1]	% of total	Rate[3]
Fixed rate:
Convertible senior notes	$60,000	4.0%	3.25%	$60,000	4.1%	3.25%
Private placement term loans	400,000	26.6%	4.15%	400,000	27.6%	4.15%
Bank term loans - unsecured	340,000	22.6%	3.27%	550,000	38.0%	3.36%
HUD mortgage loans[2]	—	—%	—%	43,376	3.0%	4.04%
Fannie Mae term loans	95,354	6.3%	3.94%	95,706	6.6%	3.94%
Revolving credit facility - unsecured	60,000	4.0%	2.81%	60,000	4.1%	2.81%
Variable rate:
Bank term loans - unsecured	310,000	20.7%	1.77%	—	—%	—%
Revolving credit facility - unsecured	238,000	15.8%	1.34%	240,000	16.6%	2.96%
	$1,503,354	100.0%	2.91%	$1,449,082	100.0%	3.54%

[1] Differs from carrying amount due to unamortized discounts and loan costs.
[2] Includes 10 HUD mortgages; rate is a weighted average inclusive of a mortgage insurance premium
[3] Total is weighted average rate

The unsecured bank term loans and $60,000,000 of the revolving credit facility in the table above reflect the effect of $400,000,000 notional amount interest rate swaps which mature in December 2021, that effectively convert variable rate debt to fixed rate debt. These loans bear interest at LIBOR plus a spread, currently a blended 157 basis points, based on our leverage-based LIBOR margin.

To highlight the sensitivity of our convertible senior notes and secured mortgage debt to changes in interest rates, the following summary shows the effects on fair value (“FV”) assuming a parallel shift of 50 basis points (“bps”) in market interest rates for a contract with similar maturities as of December 31, 2020 ($ in thousands):

	Balance	Fair Value[1]	FV reflecting change in interest rates
Fixed rate:			-50 bps	+50 bps
Private placement term loans - unsecured	$400,000	$417,009	$424,464	$409,716
Convertible senior notes	60,000	60,329	60,429	60,229
Fannie Mae loans	95,354	97,955	99,915	96,035
[1] The change in fair value of our fixed rate debt was due primarily to the overall change in interest rates.

At December 31, 2020, the fair value of our mortgage and other notes receivable, discounted for estimated changes in the risk-free rate, was approximately $321,021,000. A 50 basis-point increase in market rates would decrease the estimated fair value of our mortgage and other loans by approximately $1,480,000, while a 50 basis-point decrease in such rates would increase their estimated fair value by approximately $13,007,000.

Equity Price Risk

The Company is not subject to equity risk since it owns no marketable securities.

Common Stock Price Volatility

Our compensation committee has historically granted stock incentive awards to employees in the form of stock options. Compensation expense is recognized for stock options over the requisite service period using the fair value of these grants as estimated at the date of grant using the Black-Scholes pricing model and the market value of our publicly traded common stock on the date of grant. This expense is reflected in the “General and administrative” expense line item in our consolidated statements of income. In addition to the market value of our common stock, one of the inputs into this model that significantly impacts the fair value of the options is the expected volatility of our common stock over the estimated life of the option. We estimate expected volatility by using the most recent historical experience.

Since the COVID-19 pandemic began in March 2020, our common stock has experienced periods of elevated volatility in its trading. Any grants of stock options in 2021 will include an increase in expected volatility in the estimation of fair value of stock options that would result in a higher fair value and related stock-based compensation expense for these awards when compared to prior years.

The pro forma fair value of a stock option award granted at December 31, 2020 would be approximately $14.85, using the closing market value of the common stock of $69.17 on December 31, 2020 and an estimate of expected volatility of 47.6%, while all other inputs remain consistent with the option grants in 2020. This pro forma fair value is $9.28 per share greater than the weighted-average fair value of all stock options granted in 2020 and would result in approximately $5,500,000 in additional expense, assuming an equivalent number of stock options were granted. An increase in the expected volatility of five percentage points would increase the fair value of the option by approximately $1.87 per share. A decrease in the expected volatility of five percentage points would decrease the fair value of the option by approximately $1.90 per share.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
National Health Investors, Inc.
Murfreesboro, Tennessee

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of National Health Investors, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 22, 2021 expressed an unqualified opinion thereon.

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

Asset Impairment - Real Estate Properties

As described in the Company's consolidated financial statements, the Company had total real estate properties, net of approximately $2.7 billion as of December 31, 2020. As described in Note 2 to the Company’s consolidated financial statements, management evaluates the recoverability of the carrying amounts of real estate properties on a property-by-property basis when events or circumstances indicate that the carrying amounts may not be fully recoverable. A real estate property is impaired when the estimated undiscounted future cash flows of the property are less than the net carrying amount of the property.

We identified management’s identification and assessment of the indicators of potential impairment of real estate properties as a critical audit matter. Indicators of an impairment of real estate properties may include significant physical changes in the property, significant adverse changes in general economic conditions, or significant deterioration of the underlying cash flows of the property. Auditing these elements involved auditor judgment due to the nature and extent of auditor effort required to address these matters, including the degree of auditor judgment.

The primary procedures we performed to address this critical audit matter included:

•Testing the design and operating effectiveness of controls related to management’s identification and assessment of indicators of an impairment of real estate properties, including significant physical changes in the property, significant adverse changes in general economic conditions, or significant deteriorations of the underlying cash flows of the property.

•Assessing the reasonableness of management’s assumptions and inputs, including certain factors such as the evaluation of the condition of the properties, changes in general economic conditions, and deterioration of the underlying cash flows of the property, which are used by management to identify and assess whether an impairment indicator existed.

•Reviewing internal documentation including Board of Director minutes, letters of intent, and operations department communications for real estate properties, including those with lower lease coverage ratios, to assess whether additional indicators of impairment were present.

Variable Interest Entity Accounting (Timber Ridge)

As described in Notes 2 and 3 to the Company’s consolidated financial statements, management consolidates a variable interest entity (“VIE”) for which control of the entity is achieved through means other than voting rights and for which the Company is the primary beneficiary of the VIE. The Company accounts for investments under the equity method of accounting when the requirements for consolidation are not met and the Company has significant influence over the operations of the entity. During 2020, the Company acquired an 80% equity interest in Timber Ridge PropCo, which owns a continuing care retirement community known as Timber Ridge, and a 25% equity interest in Timber Ridge OpCo, which operates Timber Ridge. The Company consolidates Timber Ridge PropCo and accounts for its equity investment in Timber Ridge OpCo under the equity method of accounting.

We identified the accounting for Timber Ridge PropCo and Timber Ridge OpCo as a critical audit matter due to the judgment required in evaluating management’s assessments of whether Timber Ridge PropCo and Timber Ridge OpCo were VIEs and, if so, whether each entity should be consolidated by the Company. Determination of whether Timber Ridge PropCo and Timber Ridge OpCo meet the definition of a VIE and whether the Company is the primary beneficiary required significant judgment by management. Increased effort was required to evaluate management’s judgments, including which activities significantly impact the design and purpose of each entity, whether certain rights of each entity’s equity holders were participating or protective rights, and which equity holder has the power to direct the activities that most significantly impact economic performance of each entity. Auditing these determinations involved especially challenging auditor judgment due to the nature and extent of auditor effort required to address these matters, including the need to involve professionals with specialized knowledge in consolidation accounting assessments.

The primary procedures we performed to address this critical audit matter included:

•Analyzing the relevant agreements and other related documents, as well as understanding the design, purpose and significant activities of Timber Ridge PropCo and Timber Ridge OpCo and the nature of the rights conveyed to the Company through its equity investments in these entities.

•Utilizing professionals with specialized knowledge and experience to assist in reviewing and assessing the significant judgments impacting management’s conclusion as to whether the Company should consolidate Timber Ridge PropCo and Timber Ridge OpCo.

We have served as the Company's auditor since 2004.

/s/ BDO USA, LLP

Nashville, Tennessee

February 22, 2021

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share and per share amounts)

	December 31
Assets:	2020	2019
Real estate properties:
Land	$220,361	$213,617
Buildings and improvements	3,041,616	2,836,673
Construction in progress	3,093	24,556
	3,265,070	3,074,846
Less accumulated depreciation	(597,638)	(514,453)
Real estate properties, net	2,667,432	2,560,393
Mortgage and other notes receivable, net of credit loss reserve of $4,946 and $—	292,427	340,143
Cash and cash equivalents	43,344	5,215
Straight-line rent receivable	95,703	86,044
Assets held for sale, net	—	18,420
Other assets	21,583	32,020
Total Assets	$3,120,489	$3,042,235

Liabilities and Equity:
Debt	$1,499,285	$1,440,465
Accounts payable and accrued expenses	25,189	26,313
Dividends payable	49,818	46,817
Lease deposit liabilities	10,638	10,638
Deferred income	12,614	19,750
Total Liabilities	1,597,544	1,543,983

Commitments and Contingencies

National Health Investors Stockholders' Equity:
Common stock, $0.01 par value; 100,000,000 and 60,000,000 shares authorized;
45,185,992 and 44,587,486 shares issued and outstanding, respectively	452	446
Capital in excess of par value	1,540,946	1,505,948
Cumulative dividends in excess of net income	(22,015)	(5,331)
Accumulated other comprehensive loss	(7,149)	(3,432)
Total National Health Investors Stockholders' Equity	1,512,234	1,497,631
Noncontrolling interests	10,711	621
Total Equity	1,522,945	1,498,252
Total Liabilities and Equity	$3,120,489	$3,042,235

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except share and per share amounts)

	Years Ended December 31,
	2020	2019	2018

Revenues:
Rental income	$307,208	$294,182	$280,813
Interest income and other	25,603	23,899	13,799
	332,811	318,081	294,612
Expenses:
Depreciation	83,150	76,816	71,349
Interest	52,882	56,299	49,055
Legal	1,252	507	309
Franchise, excise and other taxes	534	1,550	1,166
General and administrative	13,304	13,399	12,547
Taxes and insurance on leased properties	9,653	5,798	—
Loan and realty losses	991	2,440	5,115
	161,766	156,809	139,541
Loss on early retirement of debt	(3,924)	(823)	(738)
Loss from equity method investment	(3,126)	—	—
Gains on sales of real estate	21,316	—	—
Net income	185,311	160,449	154,333
Less: net (income) loss attributable to noncontrolling interests	(185)	7	—
Net income attributable to common stockholders	$185,126	$160,456	$154,333

Weighted average common shares outstanding:
Basic	44,696,285	43,417,828	41,943,873
Diluted	44,698,004	43,703,248	42,091,731

Earnings per common share:
Net income per common share attributable to common stockholders - basic	$4.14	$3.70	$3.68
Net income per common share attributable to common stockholders - diluted	$4.14	$3.67	$3.67

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	Years Ended December 31,
	2020	2019	2018

Net income	$185,311	$160,449	$154,333
Other comprehensive income (loss):
(Decrease) increase in fair value of cash flow hedges	(10,047)	(3,940)	1,722
Reclassification adjustment for amounts recognized in net income (loss)	6,330	(791)	164
Total other comprehensive (loss) income	(3,717)	(4,731)	1,886
Comprehensive income	181,594	155,718	156,219
Comprehensive (income) loss attributable to noncontrolling interests	(185)	7	—
Comprehensive income attributable to common stockholders	$181,409	$155,725	$156,219

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$185,311	$160,449	$154,333
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	83,150	76,816	71,349
Amortization of deferred loan costs, debt discounts and prepaids	5,392	5,117	4,437
Amortization of commitment fees and note receivable discounts	(867)	(493)	(662)
Amortization of lease incentives	987	845	387
Straight-line lease revenue	(20,411)	(22,084)	(22,787)
Non-cash interest income on mortgage and other notes receivable	(3,839)	(2,204)	(1,680)
Gain on sales of real estate	(21,316)	—	—
Loss on early retirement of debt	3,924	823	738
Loss from equity method investment	3,126	—	—
Loan and realty losses	991	2,440	5,115
Payment of lease incentives	(623)	(3,100)	(5,280)
Non-cash share-based compensation	3,061	3,646	2,490
Change in operating assets and liabilities:
Other assets	160	1,604	(5,298)
Accounts payable and accrued expenses	(6,681)	300	4,587
Deferred income	(217)	16,796	140
Net cash provided by operating activities	232,148	240,955	207,869
Cash flows from investing activities:
Investment in mortgage and other notes receivable	(58,356)	(108,232)	(106,991)
Collection of mortgage and other notes receivable	46,612	2,897	4,346
Investment in real estate	(102,712)	(219,187)	(131,758)
Investment in real estate development	(158)	—	—
Investment in renovations of existing real estate	(13,854)	(17,999)	(15,887)
Equity method investment	(875)	—	—
Proceeds from sale of real estate properties	39,631	—	—
Net cash used in investing activities	(89,712)	(342,521)	(250,290)
Cash flows from financing activities:
Proceeds from revolving credit facility	205,000	397,000	306,000
Payments on revolving credit facility	(207,000)	(181,000)	(443,000)
Proceeds from borrowings on term loans	100,000	—	300,000
Payments on term loans	(43,729)	(1,187)	(1,144)
Prepayment fee for early retirement of debt	(1,619)	—	—
Deferred loan costs	(1,039)	(126)	(2,171)
Distributions to noncontrolling interests	(748)	(15)	—
Proceeds from noncontrolling interests	13	643	—
Taxes remitted on employee stock options exercised	(2,705)	(1,559)	(1,835)
Proceeds from equity offering, net	34,649	95,774	81,784
Convertible bond redemption	—	(22,468)	(29,985)
Dividends paid to stockholders	(194,584)	(179,739)	(165,391)
Net cash (used in) provided by financing activities	(111,762)	107,323	44,258

Increase in cash and cash equivalents	30,674	5,757	1,837
Cash and cash equivalents and restricted cash, beginning of period	15,669	9,912	8,075
Cash and cash equivalents and restricted cash, end of period	$46,343	$15,669	$9,912

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
($ in thousands)

	Years Ended December 31,
	2020	2019	2018

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$43,406	$54,027	$45,882
Supplemental disclosure of non-cash investing and financing activities:
Real estate acquired in exchange for straight-line rent receivable	$—	$38,000	$—
Real estate acquired in exchange for mortgage notes receivable	$63,220	$14,000	$—
Noncash portion of noncontrolling interest conveyed in acquisition	$10,778	$—	$—
Increase in mortgage note receivable from sale of real estate	$4,000	$—	$—
Change in other assets related to investments in real estate	$348	$291	$—
Change in accounts payable related to investments in real estate construction	$—	$(1,082)	$—
Change in accounts payable related to investments in real estate acquisition	$—	$2,911	$1,689
Change in accounts payable related to renovations of existing real estate	$784	$—	$—
Change in accounts payable related to distributions to noncontrolling interests	$138	$—	$—
Tenant investment in leased asset	$—	$—	$3,775
Tenant forfeiture of lease escrow deposit	$—	$—	$10,637
Settlement of contingent asset acquisition liability	$—	$—	$750

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
($ in thousands except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Cumulative Net Income in Excess (Deficit) of Dividends	Accumulated Other Comprehensive Income (Loss)	Total National Health Investors Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances at December 31, 2017	41,532,154	$415	$1,289,919	$32,605	$(822)	$1,322,117	$—	$1,322,117
Cumulative effect of change in accounting	—	—	—	(235)	235	—	—	—
Total comprehensive income	—	—	—	154,333	1,886	156,219	—	156,219
Equity component in redemption of convertible notes	—	—	(2,427)	—	—	(2,427)	—	(2,427)
Issuance of common stock, net	1,112,363	12	81,772	—	—	81,784	—	81,784
Taxes paid on employee stock options exercised	—	—	(1,835)	—	—	(1,835)	—	(1,835)
Shares issued on stock options exercised	55,894	—	—	—	—	—	—	—
Share-based compensation	—	—	2,490	—	—	2,490	—	2,490
Dividends declared, $4.00 per common share	—	—	—	(168,635)	—	(168,635)	—	(168,635)
Balances at December 31, 2018	42,700,411	427	1,369,919	18,068	1,299	1,389,713	—	1,389,713
Noncontrolling interests capital contribution	—	—	—	—	—	—	643	643
Noncontrolling interests distribution	—	—	—	—	—	—	(15)	(15)
Total comprehensive income	—	—	—	160,456	(4,731)	155,725	(7)	155,718
Issuance of common stock, net	1,209,522	12	95,762	—	—	95,774	—	95,774
Shares issued in convertible debt redemption	626,397	6	38,180	—	—	38,186	—	38,186
Taxes paid on employee stock options exercised	—	—	(1,559)	—	—	(1,559)	—	(1,559)
Shares issued on stock options exercised	51,156	1	—	—	—	1	—	1
Share-based compensation	—	—	3,646	—	—	3,646	—	3,646
Dividends declared, $4.20 per common share	—	—	—	(183,855)	—	(183,855)	—	(183,855)
Balances at December 31, 2019	44,587,486	446	1,505,948	(5,331)	(3,432)	1,497,631	621	1,498,252
Cumulative effect of change in accounting	—	—	—	(4,225)	—	(4,225)		(4,225)
Noncontrolling interests capital contribution	—	—	—	—	—	—	10,791	10,791
Noncontrolling interests distribution	—	—	—	—	—	—	(886)	(886)
Total comprehensive income	—	—	—	185,126	(3,717)	181,409	185	181,594
Issuance of common stock, net	535,990	5	34,644	—	—	34,649	—	34,649
Taxes paid on employee stock options exercised	—	—	(2,705)	—	—	(2,705)	—	(2,705)
Shares issued on stock options exercised	62,516	1	(2)	—	—	(1)	—	(1)
Share-based compensation	—	—	3,061	—	—	3,061	—	3,061
Dividends declared, $4.41 per common share	—	—	—	(197,585)	—	(197,585)	—	(197,585)
Balances at December 31, 2020	45,185,992	$452	$1,540,946	$(22,015)	$(7,149)	$1,512,234	$10,711	$1,522,945

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 1. Organization and Nature of Business

National Health Investors, Inc. (“NHI,” “the Company,” “we,” “us” or “our”), established in 1991 as a Maryland corporation, is a self-managed real estate investment trust (“REIT”) specializing in sale-leaseback, joint venture, mortgage and mezzanine financing of need-driven and discretionary senior housing and medical facility investments. Our portfolio consists of lease, mortgage and other note investments in independent living facilities, assisted living facilities, entrance-fee communities, senior living campuses, skilled nursing facilities, hospitals and medical office buildings. As of December 31, 2020, we had investments of $3,262,381,000 (excluding our corporate office of $2,689,000) in 228 health care real estate properties located in 34 states and leased pursuant primarily to triple-net leases to 34 lessees consisting of 151 senior housing communities (“SHO”), 72 skilled nursing facilities, 3 hospitals and 2 medical office buildings. Our portfolio of 14 mortgages along with other notes receivable totaled $297,373,000, excluding an allowance for expected credit losses of $4,946,000, as of December 31, 2020. Units, beds and square footage disclosures in these consolidated financial statements are unaudited.

Note 2. Basis of Presentation and Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and subsidiaries in which we have a controlling interest. We also consolidate certain entities when control of such entities can be achieved through means other than voting rights (“variable interest entities” or “VIEs”) if the Company is deemed to be the primary beneficiary of such entities. All material intercompany transactions and balances are eliminated in consolidation.

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

At December 31, 2020, we held interests in seven unconsolidated VIEs, and, because we lack either directly or through related parties the power to direct the activities that most significantly impact their economic performance, we have concluded that the Company is not the primary beneficiary. Accordingly, we account for our transactions with these entities and their subsidiaries at either amortized cost or net realizable value for straight-line receivables, excluding Timber Ridge OpCo, LLC (“Timber Ridge OpCo”) which is accounted for under the equity method. See Note 5 for a discussion of Timber Ridge OpCo.

The Company’s unconsolidated VIEs are summarized below by date of initial involvement. For further discussion of the nature of the relationships, including the sources of our exposure to these VIEs, see the notes to our consolidated financial statements cross-referenced below.

Date	Name	Source of Exposure	Carrying Amount	Maximum Exposure to Loss	Note Reference
2012	Bickford Senior Living	Various[1]	$63,304,000	$75,738,000	Notes 3,4
2014	Senior Living Communities	Notes and straight-line receivable	$82,691,000	$83,410,000	Notes 3,4
2016	Senior Living Management	Notes and straight-line receivable	$26,912,000	$26,912,000	—
2018	Sagewood, LCS affiliate	Notes	$158,814,000	$178,862,000	Note 4
2019	41 Management, LLC	Notes and straight-line receivable	$13,328,000	$33,572,000	Note 4
2020	Timber Ridge OpCo	Various[2]	$(2,250,000)	$2,750,000	Notes 3,5
2020	Watermark Retirement	Notes and straight-line receivable	$4,145,000	$9,145,000	Note 4
1 Notes, loan commitments, straight-line rent receivables, and unamortized lease incentives
2 Loan commitment, equity method investment and straight-line rent receivables

We are not obligated to provide support beyond our stated commitments to these tenants and borrowers whom we classify as VIEs, and accordingly, our maximum exposure to loss as a result of these relationships is limited to the amount of our commitments, as shown above and discussed in the notes. Economic loss on a lease, above what is presented in the table above, if any, would be limited to that resulting from a short period of arrearage and non-payment of monthly rent before we are able to take effective remedial action, as well as costs incurred in transitioning the lease to a new tenant. The potential extent of such loss would be dependent upon individual facts and circumstances, and is therefore not included in the table above.

In the future, NHI may be deemed the primary beneficiary of the operations if the tenants do not have adequate liquidity to accept the risks and rewards as the tenant and operator of the stabilizing properties and might be required to consolidate the statements of financial position and results of operations of the operators into our consolidated financial statements.

We consolidate two real estate partnerships formed with our partners, Discovery Senior Housing Investor XXIV, LLC, (“Discovery”) and LCS Timber Ridge LLC (“LCS”), to invest in senior housing facilities. As of and for the year ended December 31, 2020, our non-controlling interests relate to these partnerships with Discovery and LCS. NHI directs the activities that most significantly impact economic performance of these joint venture entities, subject to limited protective rights extended to our JV partners for specified business decisions. We consider both entities to be VIEs, based on our determination that the total equity at risk in each is insufficient to finance activities without additional subordinated financial support. Because of our control of these entities, we include their assets, liabilities, noncontrolling interests and operations in our consolidated financial statements.

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

We structured our Timber Ridge OpCo investment to be compliant with the provisions of RIDEA which permits us to receive rent payments through a triple-net lease between a property company and an operating company and allows us to receive distributions from the operating company to a taxable REIT subsidiary (“TRS”). Our TRS holds our equity interests in unconsolidated operating companies thus providing an organizational structure that allows the TRS to engage in a broad range of activities and share in revenues that are otherwise non-qualifying income under the REIT gross income tests.

Noncontrolling Interests - As mentioned above, we consolidate real estate partnerships formed with Discovery Senior Housing Investor XXIV, LLC in June 2019 and LCS Timber Ridge LLC in January 2020, both of which invest in senior housing facilities. The noncontrolling interests reflected in the consolidated financial statements relate to these partnerships from the date of inception of these arrangements.

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

Leases - Leases entered into or modified since 2019 are accounted for under the guidance of ASC Topic 842, Leases. All of our leases are classified as operating leases and generally have an initial leasehold term of 10 to 15 years followed by one or more 5-year tenant renewal options. The leases are “triple net leases” under which the tenant is responsible for the payment of all taxes, utilities, insurance premiums, repairs and other charges relating to the operation of the properties, including required levels of capital expenditures each year. The tenant is obligated at its expense to keep all improvements, fixtures and other components of the properties covered by “all risk” insurance in an amount equal to at least the full replacement cost thereof, and to maintain specified minimal personal injury and property damage insurance. The leases also require the tenant to indemnify and hold us harmless from all claims resulting from the use, occupancy and related activities of each property by the tenant, and to indemnify us against all costs related to any release, discovery, clean-up and removal of hazardous substances or materials, or other environmental responsibility with respect to each facility. While we do not incorporate residual value guarantees, the above lease provisions and considerations impact our expectation of realizable value from our properties upon the expiration of their lease terms. The residual value of our real estate under lease is still subject to various market, asset, and tenant-specific risks and characteristics. As the classification of our leases is dependent on the fair value of estimated cash flows at lease commencement, management’s projected residual values represent significant assumptions in our accounting for operating leases. Similarly, the exercise of renewal options is also subject to these same risks, making a tenant’s lease term another significant variable in a lease’s cash flows. Initial direct costs that are incremental to entering into a lease are capitalized in accordance with the provisions of Topic 842.

Mortgage and Other Notes Receivable - Effective January 1, 2020, we estimate an allowance for credit losses upon origination of a loan, based on expected credit losses over the term of the loan and update this estimate each reporting period. We calculate the estimated credit losses on mortgages by pooling these loans into two groups – investments in existing or new mortgages and construction mortgages. Mezzanine and revolving lines of credit are evaluated at the individual loan level. We estimate the allowance for credit losses by utilizing a loss model that relies on future expected credit losses, rather than incurred losses. This loss model incorporates our historical experience, adjusted for current conditions and our forecasts, using the probability of default and loss given default method. Incorporated into the construction mortgage loss model is an estimate of the probability that NHI will acquire the property. Using the resulting estimate, a portion of the outstanding construction mortgage balance which we currently expect will be reduced by our acquisition of the underlying property when construction is complete, is deducted from the construction mortgage balance included in the expected loss calculation. Mezzanine loans and revolving lines of credit are also based on the loss model to recognize expected future credit losses and are applied to each individual loan using borrower specific information. We also perform a qualitative assessment beyond model estimates and apply adjustments as necessary. The credit loss estimate is based on the net amortized cost balance of our mortgage and other notes receivables as of the balance sheet date.

Cash and Cash Equivalents and Restricted Cash - Cash equivalents consist of all highly liquid investments with an original maturity of three months or less. Restricted cash includes amounts required to be held on deposit or subject to an agreement (e.g. with a qualified intermediary subject to an Internal Revenue Code Section 1031 exchange agreement or in accordance with agency agreements governing our Fannie Mae mortgages and Housing and Urban Development (“HUD”) mortgages).

The following table sets forth our “Cash, cash equivalents and restricted cash” reported within the Company’s Consolidated Statements of Cash Flows ( $ in thousands):

	As of December 31,
	2020	2019
Cash and cash equivalents	$43,344	$5,215
Restricted cash (included in Other assets)	2,999	10,454
	$46,343	$15,669

Concentration of Credit Risks - Our credit risks primarily relate to cash and cash equivalents and investments in mortgage and other notes receivable. Cash and cash equivalents are primarily held in bank accounts and overnight investments. We maintain our bank deposit accounts with large financial institutions in amounts that often exceed federally insured limits. We have not experienced any losses in such accounts. Our mortgages and other notes receivable consist primarily of secured loans on facilities.

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

Rental Income - Our leases generally provide for rent escalators throughout the term of the lease. Base rental income is recognized using the straight-line method over the term of the lease to the extent that lease payments are considered collectible and the lease provides for specific contractual escalators. Under certain leases, we receive additional contingent rent, which is calculated on the increase in revenues of the lessee over a base year or base quarter. We recognize contingent rent annually or quarterly based on the actual revenues of the lessee once the target threshold has been achieved. Lease payments that depend on a factor directly related to future use of the property, such as an increase in annual revenues over a base year, are considered to be contingent rentals and are excluded from the schedule of minimum lease payments.

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

Property operating expenses that are reimbursed by our operators are recorded as Rental income upon adoption of Topic 842 in 2019. Accordingly, we record a corresponding Taxes and insurance on leased properties expense in the Consolidated Statements of Income. Rental income related to reimbursement of property operating expenses for the years ended December 2020 and 2019, are $9,653,000 and $5,798,000, respectively.

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

The Company reviews its operating lease receivables for collectibility on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in which the tenant operates and economic conditions in the area where the property is located. In the event that collectibility with respect to any tenant is not probable, a direct write-off of the receivable is made as an adjustment to rental income and any future rental revenue is recognized only when the tenant makes a rental payment.

Interest Income from Mortgage and Other Notes Receivable - Interest income is recognized based on the interest rates and principal amounts outstanding on the notes receivable. We identify a mortgage loan as non-performing if a required payment is not received within 30 days of the date it is due. Our policy related to mortgage interest income on non-performing mortgage loans is to recognize mortgage interest income in the period when the cash is received. As of December 31, 2020, we did not identified any of our mortgages as non-performing.

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

We recognize all derivative instruments, including embedded derivatives required to be bifurcated, as assets or liabilities at their fair value in the Consolidated Balance Sheets. Changes in the fair value of derivative instruments that are not designated as hedges or that do not meet the criteria of hedge accounting are recognized in earnings. For derivatives designated in qualifying cash flow hedging relationships, the change in fair value of the effective portion of the derivatives is recognized in accumulated other comprehensive income (loss), whereas the change in fair value of any ineffective portion is recognized in earnings. Gains and losses are reclassified from accumulated other comprehensive income (loss) into earnings once the underlying hedged transaction is recognized in earnings.

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

Our tax returns filed for years beginning in 2017 are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our Consolidated Statements of Income as a component of income tax expense.

Segment Disclosures - We are in the business of owning and financing health care properties. We are managed as one segment for internal purposes and for internal decision making.

New Accounting Pronouncements

Financial Instruments - Credit Losses - With the adoption of Accounting Standards Update 2016-13, Financial Instruments - Credit Losses effective January 1, 2020, we estimate and record an allowance for credit losses upon origination of the loan, based on expected credit losses over the term of the loan and update this estimate each reporting period. We calculate the estimated credit losses on mortgages by pooling these loans into two groups – investments in existing or new mortgages and construction mortgages. Mezzanine and revolving lines of credit are evaluated at the individual loan level. We estimate the allowance for credit losses by utilizing a loss model that relies on future expected credit losses, rather than incurred losses. This loss model incorporates our historical experience, adjusted for current conditions and our forecasts, using the probability of default and loss given default method. Incorporated into the construction mortgage loss model is an estimate of the probability that NHI will acquire the property. Using the resulting estimate, a portion of the outstanding construction mortgage balance which we currently expect will be reduced by our acquisition of the underlying property when construction is complete, is deducted from the construction mortgage balance included in the expected loss calculation. Mezzanine loans and revolving lines of credit are also based on the loss model to recognize expected future credit losses and are applied to each individual loan using borrower specific information. We also perform a qualitative assessment beyond model estimates and apply adjustments as necessary. The credit loss estimate is based on the net amortized cost balance of our mortgage and other notes receivables as of the balance sheet date.

Calculation of the allowance for credit losses involves significant judgement. It is possible that actual credit losses will differ materially from our current estimates. Write-offs are deducted from the allowance for credit losses when we judge the principal to be uncollectible.

Upon adoption, we recorded an allowance for expected credit losses of $3,900,000 that is reflected as an adjustment to “Mortgage and other notes receivable, net of credit loss reserve” in the Consolidated Balance Sheets and recorded a corresponding cumulative-effect adjustment to “Cumulative dividends in excess of net income”. Upon adoption, we also recorded a $325,000 reserve for estimated credit losses pertaining to unfunded loan commitments as an adjustment to “Cumulative dividends in excess of net income”. The corresponding credit loss liability is included in the financial statement line item “Accounts payable and accrued expenses” in the Consolidated Balance Sheets.

FASB Lease Modifications Related to Effects of the COVID-19 Pandemic - In April 2020, the FASB issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the coronavirus pandemic (“COVID-19”). The Lease Modification Q&A clarifies that entities may elect not to evaluate whether lease-related relief provided to mitigate the economic effects of COVID-19 is a lease modification under ASC 842. Instead, an entity that elects not to evaluate whether a concession directly related to COVID-19, which does not substantially increase either its rights as lessor or the obligations of the tenant, is a modification can elect whether to apply the modification guidance. Such election being applied consistently to leases with similar characteristics and similar circumstances. During 2020, the Company provided $6,922,000 in lease concessions as a result of COVID-19, as discussed in more detail in Note 8. NHI has elected not to apply the modification guidance under ASC 842 and has accounted for the related concessions as variable lease payments, recorded as rental income when received.

Reference Rate Reform - In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future London Inter-bank

Offered Rate (”LIBOR”) indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Leases - On January 1, 2019, we adopted ASU 2016-02, Leases, which has been codified under ASC Topic 842, using the effective date method provided in Topic 842 and elected the practical expedients available for implementation under the standard. As such, our reporting in the consolidated financial statements for comparative periods prior to the adoption of Topic 842 will continue to be in accordance with prior guidance. The adoption of Topic 842 had no material impact on our financial statements.

Note 3. Real Estate Properties and Investments

2020 Acquisitions and New Leases of Real Estate

During the year ended December 31, 2020, we completed the following real estate acquisitions as described below ($ in thousands):

Operator	Date	Properties	Asset Class	Land	Improvements	Total
Bickford Senior Living	Q1 2020	1	SHO	$1,588	$13,512	$15,100
Life Care Services	Q1 2020	1	SHO	4,370	130,522	134,892
Autumn Trace	Q2 2020	2	SHO	344	13,906	14,250
41 Management	Q3 2020	1	SHO	504	11,796	12,300
				$6,806	$169,736	$176,542

Bickford - Shelby, MI

On January 27, 2020, we acquired a 60-unit assisted living/memory care facility located in Shelby, Michigan, from Bickford. The acquisition price was $15,100,000 and included the full payment of an outstanding construction note receivable to us of $14,091,000, including interest. We added the facility to an existing master lease for a term of twelve years at an initial lease rate of 8%, with CPI escalators subject to a floor and ceiling.

Life Care Services

On January 31, 2020, we acquired an 80% equity interest in a property company, NHI-LCS JV I, LLC (“Timber Ridge PropCo”), which owns a 401-unit Continuing Care Retirement Community (“CCRC”) located in Issaquah, Washington comprising 330 independent living units, 26 assisted living/memory care units and 45 skilled nursing beds. The same transaction conveyed to NHI a 25% equity interest in the newly formed operating company, Timber Ridge OpCo .

Total consideration for NHI’s interests in the combined venture was $124,989,000, comprised of the $59,350,000 remaining balance of a mortgage note initially funded in 2015, an additional loan of $21,650,000, and cash of $43,114,000 to Timber Ridge PropCo and $875,000 to Timber Ridge OpCo. Total debt due from Timber Ridge PropCo of $81,000,000, which is eliminated upon consolidation, bears interest to NHI at 5.75%. LCS paid $10,778,000 for its 20% equity stake in Timber Ridge PropCo and provided $2,625,000 for a 75% equity participation in Timber Ridge OpCo.

The lease between Timber Ridge PropCo and Timber Ridge OpCo carries a rate of 6.75% for an initial term of seven years plus renewal options and has a CPI-based lease escalator, subject to floor and ceiling. NHI’s contribution was allocated to our interest in the tangible assets of Timber Ridge PropCo with no material fair value allocated to Timber Ridge OpCo beyond our initial investment. The lease between Timber Ridge PropCo and Timber Ridge OpCo includes an “earn out” provision whereby Timber Ridge OpCo could become eligible for a payment of $10,000,000 based on the attainment of certain operating metrics. See Note 5 for a discussion of Timber Ridge PropCo.

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

41 Management

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

2019 Acquisitions and New Leases of Real Estate

During the year ended December 31, 2019, we completed the following real estate acquisitions and commitments as described below ($ in thousands):

Operator	Date	Properties	Asset Class	Land	Improvements	Amount
Wingate Healthcare	Q1 2019	1	SHO	$5,500	$46,700	$52,200
Holiday Retirement	Q1 2019	1	SHO	550	37,450	38,000
Comfort Care Senior Living	Q2 2019	1	SHO	570	10,230	10,800
Comfort Care Senior Living	Q2 2019	1	SHO	410	13,090	13,500
Discovery Senior Living	Q2 2019	6	SHO	6,301	121,616	127,917
Cappella Living Solutions	Q3 2019	1	SHO	169	7,431	7,600
Bickford Senior Living	Q3 2019	1	SHO	1,244	13,856	15,100
41 Management	Q4 2019	1	SHO	515	8,825	9,340
				$15,259	$259,198	$274,457

Wingate

In January 2019, we acquired a 267-unit senior living campus in Massachusetts for a purchase price of $50,300,000, including closing costs of $300,000. The facility is being leased to Wingate Healthcare, Inc. (“Wingate”) for a term of 10 years, with three renewal options of 5 years each, at an initial lease rate of 7.5% plus annual fixed escalators. We have committed to the additional funding of up to $1,900,000 in capital improvements, of which $1,808,000 has been funded at December 31, 2020. The lease also provides for incentive payments up to $5,000,000 that became available beginning in 2020 upon the attainment of certain operating metrics. NHI has a right of first offer on two additional Wingate operated facilities.

Holiday

In January 2019, we acquired a senior housing facility in Vero Beach, Florida from Holiday consisting of 157 independent living and 71 assisted living units in exchange for $38,000,000 toward the $55,125,000 receivable arising from the lease amendment, discussed below in Major Tenants. The property was added to the master lease at a 6.71% lease rate. Under the restructured master lease, annual lease escalators ranging from 2% to 3%, based on portfolio revenue growth, went into effect on November 1, 2020. Holiday settled the remaining commitment to NHI with cash of $17,125,000 at closing. Receipt of the Vero Beach property and collection of the remaining commitment in cash was recognized as adjustments to the outstanding Holiday lease receivable. This resulted in a change of our straight-line receivable from Holiday at the beginning of 2019 into a straight-line payable, which is included in the accompanying Consolidated Balance Sheets as “Deferred income”.

Comfort Care Senior Living

In April 2019, we acquired a newly-constructed 60-unit assisted living facility in Shelby, Michigan which has 14 memory care units. The total commitment of $10,800,000 includes $9,560,000 funded at closing with the remaining amount to be funded once certain post closing and construction requirements are met. On May 20, 2019, we acquired a property in Brighton, Michigan, consisting of 73 assisted living/memory care units. The purchase price for the Brighton acquisition was $13,500,000, inclusive of closing costs. We leased the properties to Comfort Care Senior Living (“Comfort Care”), under leases which provide for initial lease rate of 7.75%, with annual fixed escalators beginning in year three over the term of 10 years plus two renewal options of 5 years each. The leases each include a $3,000,000 earnout incentive which will be added to the respective lease base if funded.

Discovery

In May 2019, we contributed $25,028,000 in cash for a 97.5% equity interest in a consolidated subsidiary ("Discovery PropCo"), which simultaneously acquired from a third party six senior housing facilities comprising 145 independent-living units, 356 assisted-living units and 95 memory-care units, for a total of 596 units. Discovery Senior Housing Investor XXIV, LLC, contributed $631,000 for its non-controlling 2.5% equity interest. We invested an additional $102,258,000 as a preferred equity contribution, for a total NHI investment of $127,286,000. The additional equity contribution of $102,258,000 carries a preference in liquidation as well as in the distribution of operating cash flow. Total cash of $127,917,000 invested in Discovery PropCo included approximately $1,067,000 in closing costs.

The facilities were leased by Discovery PropCo to an affiliate of Discovery for a term of 10 years with two renewal periods of five years at an initial lease rate of 6.5% with fixed annual escalators through the fifth year of the initial lease term followed by CPI-based escalators, subject to floor and ceiling, thereafter.

Discovery is eligible, beginning in 2023, for up to $4,000,000 of lease inducement payments upon meeting specified performance metrics. Inducement payments funded under the agreement will be added to the lease base. Additionally, Discovery PropCo has committed to Discovery for funding up to $2,000,000 toward the purchase of condominium units located at one of the facilities, $968,000 of which was funded as of December 31, 2020.

Cappella Living Solutions

In July 2019, we acquired a 51-unit assisted living facility in Pueblo, Colorado for $7,600,000 including $100,000 of closing costs. We leased the facility to Christian Living Services, Inc., d/b/a Cappella Living Solutions, for a term of 15 years at an initial lease rate of 7.25%, with CPI escalators subject to floor and ceiling.

Bickford Senior Living

In September 2019, we acquired a 60-unit assisted living/memory care facility located in Gurnee, Illinois, from Bickford. The acquisition price was $15,100,000, including $100,000 in closing costs, and the cancellation of an outstanding construction note receivable of $14,035,000, including interest. We leased the building for a term of twelve years at an initial lease rate of 8%, with CPI escalators subject to a floor and ceiling.

41 Management

We transitioned four Minnesota properties on October 1, 2019, from Bickford Senior Living to 41 Management. The transitioned properties are under a master lease which calls for total first-year rent of $906,000 and includes our commitment to make available up to $400,000 in targeted improvements. The lease term of 15 years has two renewal options of five years each and an initial rate of 7%. Under the master lease, escalators are fixed at 2.5%, and the lease is secured by corporate and personal guarantees. On December 27, 2019, for a cash purchase price of $9,340,000, including closing costs of $140,000, we acquired a 48 unit assisted living and memory care facility in the St. Paul, Minnesota area. The St. Paul facility was added to the master lease.

Major Tenants

	as of December 31, 2020			Revenues[1]
	Asset	Real	Notes	Year Ended December 31,
	Class	Estate	Receivable	2020		2019		2018

Senior Living Communities	EFC	$573,631	$43,980	$50,734	15%	$48,450	15%	$45,868	15%
Bickford Senior Living	ALF	534,376	34,466	49,451	15%	56,210	17%	52,293	18%
Holiday Retirement	ILF	531,378	—	40,705	12%	40,459	13%	43,311	15%
National HealthCare Corporation	SNF	171,235	—	37,820	11%	38,131	12%	37,843	13%
All others	Various	1,451,761	218,927	144,448	44%	129,033	41%	115,297	39%
Escrow funds received from tenants
for property operating expenses	Various	—	—	9,653	3%	5,798	2%	—	—%
		$3,262,381	$297,373	$332,811		$318,081		$294,612

1 includes interest income on notes receivable

The amounts in the table above are reflected with disposals being reclassified into the All others category.

At December 31, 2020 the one state in which we had an investment concentration of 10% or more was South Carolina, (10.3%). At December 31, 2019, the two states in which we had an investment concentration of 10% or more were South Carolina (10.9%) and Texas (10.5%).

Senior Living Communities

As of December 31, 2020, we leased 10 retirement communities totaling 2,068 units to Senior Living Communities, LLC (“Senior Living”). The 15-year master lease, which began in December 2014, contains two renewal options of five years each and provides for an annual escalator of 3% effective January 1, 2019. Straight-line rent of $4,271,000, $4,934,000 and $5,436,000 was recognized from the Senior Living Communities lease for the years ended December 31, 2020, 2019 and 2018, respectively.

Bickford Senior Living

As of December 31, 2020, we leased 48 facilities under five master leases to Bickford Senior Living. Lease maturity dates range from 2023 through 2033. Straight-line rent of $2,764,000, $4,531,000 and $5,028,000 was recognized from the Bickford leases for the years ended December 31, 2020, 2019 and 2018, respectively. As discussed more fully in Note 8, we granted lease concessions to Bickford in 2020 as a result of the COVID-19 pandemic.

In September 2019, NHI amended a master lease, which matures in May 2031 and covers 14 Bickford properties, to change the annual escalator from a fixed percentage to a CPI-based escalator with a floor of 2% and a ceiling of 3%. A four-building portfolio in Minnesota that had been held by Bickford through September 30, 2019, transitioned to 41 Management, LLC, on October 1, 2019. Also, as of October 1, 2019, a master lease covering nine buildings subject to HUD mortgages was modified to reflect a decrease in monthly rent and provide for CPI-based escalators. As discussed more fully in Note 7, the Company repaid ten HUD mortgage loans on October 30, and November 2, 2020.

Holiday

As of December 31, 2020, we leased 26 independent living facilities to Holiday. The master lease, which matures in 2035, was amended in November 2018 and provides for annual lease escalators beginning November 1, 2020, with a floor of 2% and a ceiling of 3%. Straight-line rent of $6,542,000, $6,621,000, and $5,616,000 was recognized from the Holiday lease for the years ended December 31, 2020, 2019 and 2018, respectively. Our tenant operates the facilities pursuant to a management agreement with a Holiday-affiliated manager.

NHC

The facilities leased to NHC, a publicly held company, are under two master leases and consist of three independent living facilities and 39 skilled nursing facilities (four of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC). These facilities are leased to NHC under the terms of an amended master lease agreement originally dated October 17, 1991 (“the 1991 lease”), which includes our 35 legacy properties and a master lease agreement dated August 30, 2013 (“the 2013 lease”), which includes seven skilled nursing facilities acquired in 2013.

The 1991 lease expiration is December 31, 2026. There are two additional 5-year renewal options, each at fair rental value as negotiated between the parties and determined without including the value attributable to any improvements to the leased property voluntarily made by NHC at its expense. Under the terms of the 1991 lease, the base annual rental is $30,750,000 and rent escalates by 4% of the increase, if any, in each facility’s revenue over a 2007 base year. The 2013 lease provides for a base annual rental of $3,450,000 and has a lease expiration of August 2028. Under the terms of the 2013 lease, rent escalates 4% of any increase in each facility’s revenue over the 2014 base year. For both the 1991 lease and the 2013 lease, we refer to this additional rent component as “percentage rent.” During the last three years of the 2013 lease, NHC will have the option to purchase the facilities for $49,000,000.

The following table summarizes the percentage rent income from NHC ($ in thousands):

	Year Ended December 31,
	2020	2019	2018
Current year	$3,687	$3,650	$3,411
Prior year final certification[1]	(14)	334	285
Total percentage rent income	$3,673	$3,984	$3,696
1 For purposes of the percentage rent calculation described in the master lease agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

Two of our board members, including our chairman, are also members of NHC’s board of directors. As of December 31, 2020, NHC owned 1,630,642 shares of our common stock.

Other Portfolio Activity

Tenant Transitioning

Nine properties were transitioned during 2019 to five new tenants following a period of non-compliance by the former operator. Two leases with the new tenants for six of these properties specify periods during which rental income is based on operating income, net of management fees. We recognized rental income from these nine properties for years ended December 31, 2020 and 2019 of $4,593,000 and $3,643,000, respectively.

Asset Dispositions

On January 22, 2020, we sold a portfolio of eight assisted living properties located in Arizona (4), Tennessee (3) and South Carolina (1) to Brookdale Senior Living for cash consideration of $39,260,000 pursuant to the exercise of its option to purchase the properties. These properties were classified in assets held for sale on the Consolidated Balance Sheet as of December 31, 2019. We recorded a gain of $20,752,000 from the sale. We recognized rental income from this portfolio of $229,000 for the year ended December 31, 2020 and $4,250,000 for both of the years ended December 31, 2019 and 2018.

On February 21, 2020, we disposed of two assisted living properties previously classified as held-for-sale in exchange for a term note of $4,000,000 from the buyer, Bickford. The note, which is due February 2025 and bears interest at 7%, will begin amortizing on a twenty-five-year basis in January 2021. In the first quarter of 2019, we recorded an adjustment to write off straight-line rent receivables of $124,000 and recognized an impairment loss of $2,500,000, included in loan and realty (gains) losses on the Consolidated Statements of Income to write down the properties to their estimated net realizable value upon classification of these properties as held-for-sale.

Purchase Options

Certain of our leases contain purchase options allowing tenants to acquire the leased properties. At December 31, 2020, we had a net investment of $40,420,000 in six real estate properties which are subject to exercisable tenant purchase options.

Tenant purchase options on 11 properties in which we had an aggregate net investment of $100,871,000 at December 31, 2020, become exercisable between 2022 and 2028.

Rental income from leased properties with tenant purchase options either currently exercisable or exercisable in the future was $19,319,000, $19,473,000 and $19,194,000 for the years ended December 31, 2020, 2019 and 2018, respectively. We cannot reasonably estimate at this time the probability that these purchase options will be exercised in the future. Consideration to be received from the exercise of any tenant purchase option is expected to exceed our net investment in the leased property or properties.

In January 2021, the company received notification of a tenant’s intention to exercise its purchase option on a behavioral hospital located in Tennessee in July 2021 for approximately $26,375,000. The aggregate net investment at December 31, 2020 was $21,239,000. Rental income for years ended December 31, 2020, 2019 and 2018 were $2,733,000, $2,730,000, and $2,730,000, respectively.

Future Minimum Lease Payments

Future minimum lease payments to be received by us under our operating leases at December 31, 2020 are as follows ($ in thousands):

Year Ending December 31,
2021	$299,904
2022	286,000
2023	282,285
2024	275,742
2025	272,208
Thereafter	1,432,609
$2,848,748

We assess the collectibility of lease payments to be received from our tenants, which includes receivables, consisting primarily of straight-line rents receivable, based on several factors, including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, and current economic conditions. If our evaluation of these factors indicates it is not probable that we will be able to collect substantially all of the lease payments, we recognize lease payments on a cash basis and de-recognize all rent receivable assets, including the straight-line rent receivable asset and record as a reduction in rental revenue.

Variable Lease Payments

Most of our existing leases contain annual escalators in rent payments. For financial statement purposes, rental income is recognized on a straight-line basis over the term of the lease where the lease contains fixed escalators. Some of our leases contain escalators that are determined annually based on a variable index or other factor that is indeterminable at the inception of the lease. The table below indicates the revenue recognized as a result of fixed and variable lease escalators ($ in thousands):

	Year Ended December 31,
	2020	2019	2018
Lease payments based on fixed escalators, net of deferrals	$272,630	$262,178	$254,302
Lease payments based on variable escalators	5,501	4,967	4,111
Straight-line rent income	20,411	22,084	22,787
Escrow funds received from tenants for property operating expenses	9,653	5,798	—
Amortization of lease incentives	(987)	(845)	(387)
Rental income	$307,208	$294,182	$280,813

Note 4. Mortgage and Other Notes Receivable

At December 31, 2020, our investments in mortgage notes receivable totaled $259,491,000 secured by real estate and other assets of the borrower (e.g., UCC liens on personal property) related to 14 facilities and other notes receivable totaled $37,883,000 guaranteed by significant parties to the notes or by cross-collateralization of properties with the same owner. At

December 31, 2019, our investments in mortgage notes receivable totaled $294,120,000 and other notes receivable totaled $46,023,000. The mortgage and other notes receivable balances, indicated above, exclude a credit loss reserve of $4,946,000 and $— at December 31, 2020 and 2019, respectively.

2020 Mortgage and Other Notes Receivable

During the year ended December 31, 2020 we made the following note receivable investments and commitments as described below ($ in thousands):

Operator	Date	Properties	Asset Class	Amount	Funded	Remaining
Note Investments
Timber Ridge OpCo (See Note 5)	Q1 2020	1	SHO	$5,000	$—	$5,000
Bickford Senior Living (See Note 3)	Q1 2020	2	SHO	4,000	(4,000)	—
Bickford Senior Living	Q2 2020	1	SHO	14,200	(1,918)	12,282
Watermark Retirement	Q2 2020	2	SHO	5,000	—	5,000
41 Management	Q4 2020	1	SHO	22,200	(4,040)	18,160
				$50,400	$(9,958)	$40,442
Watermark Retirement

On June 12, 2020, we provided a $5,000,000 loan commitment to Watermark Retirement to provide working capital liquidity in connection with the renewal of an existing lease on two continuing care retirement communities. No amounts have been drawn as of December 31, 2020.

41 Management

On November 24, 2020, we committed to providing first mortgage financing to 41 Management, LLC for up to $22,200,000 to construct, a 110-unit independent living, assisted living and memory care community in Sussex, Wisconsin. The approximate four year loan has an annual interest rate of 8.5% and two one year extensions. The agreement includes a purchase option, effective upon stabilization of the facility. Additional security on the loan includes personal and corporate guarantees and the funding of a $4,900,000 working capital escrow. The total amount funded on the note was $4,040,000 as of December 31, 2020.

Our loans to and receivables from 41 Management represent variable interests. 41 Management is structured to limit liability for potential claims for damages, is capitalized to achieve that purpose and is considered a VIE within the definition set forth in Note 2. As discussed more fully in Note 2, we have concluded that we are not the primary beneficiary of 41 Management

2019 Mortgage and Other Notes Receivable

During the year ended December 31, 2019 we made the following note receivable investments and commitments as described below ($ in thousands):

Operator	Date	Properties	Asset Class	Amount	Funded	Remaining
Note Investments
Senior Living Communities	Q2 2019	1	SHO	$32,700	$(32,700)	$—
41 Management	Q2 2019	1	SHO	10,800	(8,717)	2,083
Discovery Senior Living	Q3 2019	1	SHO	750	(750)	—
Discovery Senior Living	Q3 2019	1	SHO	6,423	(6,423)	—
41 Management	Q4 2019	1	SHO	3,870	(3,870)	—
				$54,543	$(52,460)	$2,083

41 Management

In June 2019, we committed to providing first mortgage financing to 41 Management, LLC for up to $10,800,000 to fund the construction of a 51-unit assisted living facility in Wisconsin. The loan carries an interest rate of 8.50% for its term of five years, subject to two renewals of one year each. The agreement includes a purchase option, which is effective upon stabilization of the facility. Additional security on the loan includes personal and corporate guarantees and the funding of a $2,400,000 working capital escrow. The total amount funded on the note was $8,717,000 as of December 31, 2020.

In December 2019, the Company extended a second mortgage loan of $3,870,000 to 41 Management to refinance the subordinated debt on a newly constructed 48-unit assisted living/memory care facility in Bellevue, Wisconsin. The loan was subsequently paid in full when we acquired the property in September 2020. See Note 3 for more details regarding the acquisition.

Discovery

In August 2019, NHI extended a senior mortgage loan of $6,423,000 at 7% annual interest to affiliates of Discovery to acquire a senior housing facility in Indiana for which Discovery PropCo, will have the option to purchase at stabilization. The facility consists of 52 assisted living units and 22 memory care units. NHI provided an additional working capital loan for amounts up to $750,000 at an interest rate of 6.5%, which was fully funded in 2020.

Other Activity

Bickford Senior Living

At December 31, 2020, our construction loans to Bickford Senior Living are summarized as follows ($ in thousands):

Commencement	Rate	Maturity	Commitment	Drawn	Location
January 2018	9%	5 years	14,000	(14,000)	Virginia
July 2018	9%	5 years	14,700	(14,548)	Michigan
June 2020	9%	5 years	14,200	(1,918)	Virginia
			$42,900	$(30,466)

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

The loan takes the form of two notes under a master credit agreement. The senior note (“Note A”) totals $118,800,000 at a 7.25% interest rate with 10 basis-point annual escalators after three years and has a term of 10 years. We have funded $98,752,000 and $77,340,000 of Note A as of December 31, 2020 and 2019, respectively. Note A is interest-only and is locked to prepayment until January 2021. After 2020, the prepayment penalty starts at 2% and declines to 1% in 2022. The second note (“Note B”) is a construction loan for up to $61,200,000 at an annual interest rate of 8.5% and carries a maturity of five years. The total amount funded on Note B was $61,200,000 and $45,938,000 as of December 31, 2020 and 2019, respectively. As an affiliate of a larger company, LCS-WP IV is structured to limit liability for potential damage claims, is capitalized to achieve that purpose and is considered a VIE within the definition set forth in Note 2. As discussed more fully in Note 2, we have concluded that we are not the primary beneficiary of LCS-WP IV.

Life Care Services - Timber Ridge

In February 2015, we entered into a loan agreement in which the proceeds were used to fund the construction of Phase II of Timber Ridge at Talus, a Type-A continuing care retirement community in Issaquah, Washington. The outstanding balance due from LCS-Westminster Partnership III LLP (“LCS-WP III”), an affiliate of LCS and the manager of the facility, was $59,350,000 as of January 31, 2020, when we acquired the property. Timber Ridge PropCo assumed the debt (see Note 3)

which was increased to $81,000,000 as part of the transaction. To provide working capital in support of the CCRC’s entry-fee model, NHI agreed to supply a revolving line of credit permitting draws up to a maximum of $5,000,000. Because of our control of Timber Ridge PropCo, we consolidate its assets, liabilities, noncontrolling interest and operations in our consolidated financial statements. See Note 5 for more information about our equity-method investment in Timber Ridge OpCo.

Senior Living Communities

We provided a $12,000,000 revolving line of credit whose borrowings are to be used primarily to finance construction projects within the Senior Living portfolio, including building additional units. No more than $10,000,000 may be used to meet general working capital needs. Beginning January 1, 2022, availability under the revolver reduces to $7,000,000 with the limit for general working capital needs reduced to $5,000,000. The revolver matures in December 2029 at the time of lease maturity. The outstanding balance under the facility at December 31, 2020 and 2019, was $11,280,000 and $5,174,000, respectively and bears interest at 6.93% per annum, the prevailing 10-year U.S. Treasury rate plus 6%.

On July 31, 2020, Senior Living Communities repaid two fully drawn mezzanine loans of $12,000,000 and $2,000,000, respectively. The purpose of the mezzanine loans were to partially fund construction of a 186-unit senior living campus on Daniel Island in South Carolina. The loans bore interest, payable monthly, at a 10% annual rate.
In June 2019, we provided a mortgage loan of $32,700,000 to Senior Living for the acquisition of a 248-unit continuing care retirement community in Columbia, South Carolina. The financing is for a term of five years with two one year extensions and carries an interest rate of 7.25%. Additionally, the loan conveys to NHI a purchase option at a stated minimum price of $38,250,000, subject to adjustment for market conditions.

Our loans to Senior Living and its subsidiaries totaling $43,980,000, represent a variable interest. Senior Living is structured to limit liability for potential claims for damages, is appropriately capitalized for that purpose and is considered a VIE. As discussed more fully in Note 2, we have concluded that we are not the primary beneficiary of Senior Living.

Credit Loss Reserve

Our principal measures of credit quality, except for construction mortgages, are debt service coverage for amortizing loans and interest or fixed charge coverage for non-amortizing loans collectively (“Coverage”). A Coverage ratio provides a measure of the borrower’s ability to make scheduled principal and interest payments. The Coverage ratios presented in the following table have been calculated utilizing the most recent date for which data is available, September 30, 2020, using EBITDARM (earnings before interest, taxes, depreciation, amortization, rent and management fees) and the requisite debt service, interest service or fixed charges, as defined in the applicable loan agreement. We categorize Coverage into three levels: (i) more than 1.5x, (ii) between 1.0x and 1.5x, (iii) below 1.0x. We update the calculation of coverage on a quarterly basis. Coverage is not a meaningful credit quality indicator for construction mortgages as either these developments are not generating any operating income, or they have insufficient operating income as occupancy levels necessary to stabilize the properties have not yet been achieved. We measure credit quality for these mortgages by considering the construction and stabilization timeline and the financial condition of the borrower as well as economic and market conditions. As of December 31, 2020, we did not have any construction loans that we considered underperforming. The tables below present outstanding note balances as of December 31, 2020 at amortized cost.

We consider the guidance in ASC 310-20 when determining whether a modification, extension or renewal constitutes a current period origination. The credit quality indicator as of September 30, 2020, is presented below for the amortized cost, net by year of origination ($ in thousands):

	2020	2019	2018	2017	2016	Prior	Total
Mortgages
more than 1.5x	$5,755	$8,643	$187,362	$—	$—	$4,608	$206,368
between 1.0x and 1.5x	—	—	—	—	10,000	—	10,000
below 1.0x	4,000	39,123	—	—	—	—	43,123
No coverage available	—	—	—	—	—	—	—
	9,755	47,766	187,362	—	10,000	4,608	259,491
Mezzanine
more than 1.5x	—	—	—	—	—	—	—
between 1.0x and 1.5x	—	—	—	—	—	—	—
below 1.0x	—	—	—	—	14,485	11,367	25,852
No coverage available	—	750	—	—	—	—	750
	—	750	—	—	14,485	11,367	26,602
Revolver
more than 1.5x							—
between 1.0x and 1.5x							11,280
below 1.0x							—
							11,280
					Credit loss reserve		(4,946)
							$292,427

Due to the economic uncertainty created by COVID-19 and the potential impact on the collectibility of our mortgages and other notes receivable, we are forecasting a 20% increase in the probability of a default and a 20% increase in the amount of loss from a default resulting in an effective adjustment of 44%.

The allowance for expected credit losses for our commercial loans is presented in the following table for the year ended December 31, 2020 ($ in thousands):

Beginning balance January 1, 2020 (upon adoption of ASU 2016-13)	$3,900
Additions for expected credit losses	1,639
Deduction for expected credit losses	(593)
Balance December 31, 2020	$4,946

Note 5. Equity Method Investment

As discussed in Note 2, our investment in the operating company, Timber Ridge OpCo, held by our TRS and recorded in the initial amount of $875,000, arose in conjunction with the acquisition of a CCRC from LCS-Westminster Partnership III, LLP. We structured our arrangement with our JV partner, LCS Timber Ridge LLC, to be compliant with the provisions of the REIT Investment Diversification and Empowerment Act of 2007 ("RIDEA") which permits the TRS to engage in activities and share in cash-flows that would otherwise be non-qualifying income under the REIT gross income tests.

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

With the periodic settlement of some of the outstanding resident loans in the normal course of entrance-fee operations, the balance secured by the Deed and Indenture at the date of our acquisition on January 31, 2020, had been reduced to $20,063,000 and was further reduced to $17,155,300 at December 31, 2020. By terms of the resident loan assumption agreement, during the term of the lease (seven years with two renewal options), Timber Ridge OpCo is to indemnify Timber Ridge PropCo for any repayment by Timber Ridge PropCo of these liabilities under the guarantee. As a result of the subordination agreement mentioned above and Timber Ridge OpCo’s indemnity guarantee, a liability was not recorded for the resident loan obligation upon acquisition and as of December 31, 2020.

Timber Ridge OpCo meets the criteria to be considered a VIE. However, we are not the primary beneficiary of Timber Ridge OpCo as our participating rights do not give us the power to direct the activities that most significantly impact Timber Ridge OpCo’s economic performance. As a result, we report our investment in Timber Ridge OpCo under the equity method of accounting as prescribed by ASC Topic 970, Real Estate - General, Subtopic 323-30 Equity Method and Joint Ventures. Our equity share in the losses of Timber Ridge OpCo during the year ended December 31, 2020 was $3,126,000. Under the equity method, we decrease the carrying value of our investment for losses in the entity and distributions to NHI for cumulative amounts up to and including our basis plus any commitments to fund operations. As of December 31, 2020, we have recognized our share of Timber Ridge OpCo’s operating losses in excess of our initial investment. These cumulative losses of $2,250,000 in excess of our original basis are included in “Accounts payable and accrued expenses” in our Consolidated Balance Sheets. Our commitments are currently limited to an additional $5,000,000 under a revolving credit facility.

Note 6. Other Assets

Our other assets consist of the following ($ in thousands):

	December 31, 2020	December 31, 2019
Accounts receivable and prepaid expenses	$2,594	$3,212
Lease incentive payments, net	9,782	10,146
Regulatory escrows	6,208	8,208
Restricted cash	2,999	10,454
	$21,583	$32,020

Note 7. Debt

Debt consist of the following ($ in thousands):

	December 31, 2020	December 31, 2019
Revolving credit facility - unsecured	$298,000	$300,000
Bank term loans - unsecured	650,000	550,000
Private placement term loans - unsecured	400,000	400,000
HUD mortgage loans (net of discount of $ - and $1,238)	—	42,138
Fannie Mae term loans - secured, non-recourse	95,354	95,706
Convertible senior notes - unsecured (net of discount of $- and $303)	60,000	59,697
Unamortized loan costs	(4,069)	(7,076)
	$1,499,285	$1,440,465

Aggregate principal maturities of debt as of December 31, 2020 for each of the next five years and thereafter are included in the table below. These maturities do not include the impact of any debt incurred or repaid subsequent to December 31, 2020 ($ in thousands):

For The Year Ending December 31,
2021	$458,371
2022	250,389
2023	475,408
2024	75,425
2025	143,761
Thereafter	100,000
1,503,354
Less: unamortized loan costs	(4,069)
$1,499,285

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

We entered into the $100,000,000 term loan in July 2020, which bears interest at 30-day LIBOR (with a 50 basis point floor) plus 185 basis points, based on our current leverage ratios. The term loan provides us with the option to extend the maturity by one year subject to the payment of a 20 basis point extension fee. The proceeds from this loan were used to reduce the outstanding balance on our revolving credit facility. The Company incurred approximately $1,039,000 of deferred financing cost associated with this loan. The term loan was subsequently repaid in January 2021 with the proceeds from the issuance of the Senior Notes due 2031 discussed below.

The revolving facility fee is currently 20 basis points per annum, and based on our current leverage ratios, the facility presently provides for floating interest on the revolver and the term loans at 30-day LIBOR plus 120 basis points and a blended 132 basis points, respectively, excluding the $100,000,000 term loan repaid in January 2021. At December 31, 2020 and December 31, 2019, 30-day LIBOR was 14 and 176 basis points, respectively.

At December 31, 2020, we had $252,000,000 available to draw on the revolving portion of our credit facility, subject to usual and customary covenants. Among other stipulations, the unsecured credit facility agreement requires that we maintain certain financial ratios within limits set by our creditors. At December 31, 2020, we were in compliance with these ratios.

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
$400,000

Except for specific debt-coverage ratios and net worth minimums, covenants pertaining to the private placement term loans are generally conformed with those governing our credit facility. Our unsecured private placement term loan agreements include a rate increase provision that is effective if any rating agency lowers our credit rating on our senior unsecured debt below investment grade and our compliance leverage increases to 50% or more.

Repayment of HUD mortgage loans

On October 30, and November 2, 2020, the Company repaid ten HUD mortgage loans with a combined balance of $42,629,000, plus accrued interest of $157,000. The payoff included a prepayment fee of $1,619,000 and the recognition of the unamortized discount and deferred financing cost of $1,172,000 and $1,133,000, respectively, which are reflected in the line item “Loss on early retirement of debt” in our Consolidated Statements of Income. The HUD mortgage loans were secured by ten properties leased to Bickford with a net book value of $47,436,000. Nine of the mortgage notes required monthly payments of principal and interest from 4.3% to 4.4% (inclusive of mortgage insurance premiums) with original maturities in August and October 2049. One additional HUD mortgage loan assumed in 2014 at a discount, required monthly payments of principal and interest of 2.9% (inclusive of mortgage insurance premium) with an original maturity in October 2047.

Fannie Mae term loans

In March 2015 we obtained $78,084,000 in Fannie Mae financing. The term debt financing consists of interest-only payments at an annual rate of 3.79% and a 10-year maturity. The mortgages are non-recourse and secured by thirteen properties leased to Bickford. In a December 2017 acquisition, we assumed additional Fannie Mae debt that amortizes through 2025 when a balloon payment will be due, is subject to prepayment penalties until 2024, bears interest at a nominal rate of 4.60%, and has remaining balance of $17,270,000 at December 31, 2020. All together, these notes are secured by facilities having a net book value of $130,006,000 at December 31, 2020.

Convertible senior notes

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

In December 2019, through the issuance of common stock and cash we retired $60,000,000 of the remaining $120,000,000 of convertible notes outstanding at that time. Settlement of the notes requires management to allocate the consideration we ultimately pay between the debt component and the equity conversion feature as though they were separate instruments. The allocation is effected by recording the fair value of the debt component first, with any remainder allocated to the conversion feature. Amounts expended to settle the notes are recognized first as a settlement of the notes at our carrying value and then are recognized in income to the extent the portion allocated to the debt instrument differs from carrying value. The remainder of the allocation, if any, is treated as settlement of equity and adjusted through our capital in excess of par account.

Total consideration given in the exchange of $73,102,000 included the issuance of 626,397 shares of NHI common stock with a fair value of $51,002,000 and cash disbursed of $22,100,000. The consideration was allocated as $60,285,000 to the note retirement with the remaining expenditure of $12,816,000 allocated to retirement of the equity feature of the notes. A loss of $823,000 for the year ended December 31, 2019, resulted from the excess allocation of cash expenditures over the book value of the notes retired, net of discount and issuance costs.

As of December 31, 2020, our $60,000,000 of senior unsecured convertible notes were convertible at a rate of 14.95 shares of common stock per $1,000 principal amount, representing a conversion price of approximately $66.89 per share for a total of 896,994 shares on the remaining $60,000,000 of senior unsecured convertible notes. For the year ended December 31, 2020, there was no dilution resulting from the conversion option within our convertible debt. If our current share price increases above the adjusted $66.89 conversion price, dilution may be attributable to the conversion feature. At December 31, 2020, the value of the convertible debt, computed as if the debt were immediately eligible for conversion, exceeded its face value amount by $2,045,000.

Senior Notes due 2031

On January 26, 2021, we issued $400,000,000 aggregate principal amount of 3.00% senior notes that mature on February 1, 2031 and pay interest semi-annually (the “2031 Senior Notes”). The 2031 Senior Notes were sold at an issue price of 99.196% of face value before the underwriters’ discount. Our net proceeds from the 2031 Senior Notes offering, after deducting underwriting discounts and expenses, were approximately $392,431,000. We used the net proceeds from the 2031 Senior Notes offering to repay our 2020 Term Loan and reduce borrowings outstanding under our Revolving Credit Facility.

Interest Rate Swap Agreements

Our existing interest rate swap agreements will collectively continue through December 2021 to hedge against fluctuations in variable interest rates applicable to $400,000,000 of our bank loans. In June 2020, there were $210,000,000 notional amount of swaps that matured. During the next year, approximately $7,149,000 of losses, which are included in accumulated other comprehensive loss, are projected to be reclassified into earnings.

As of December 31, 2020, we employ the following interest rate swap contracts to mitigate our interest rate risk on our bank term and revolver loans described above ($ in thousands):

Date Entered	Maturity Date	Swap Rate	Rate Index	Notional Amount	Fair Value (Liability)
March 2019	December 2021	2.22%	1-month LIBOR	$100,000	$(2,092)
March 2019	December 2021	2.21%	1-month LIBOR	$100,000	$(2,105)
June 2019	December 2021	1.61%	1-month LIBOR	$150,000	$(2,210)
June 2019	December 2021	1.63%	1-month LIBOR	$50,000	$(743)

If the fair value of the hedge is an asset, we include it in our Consolidated Balance Sheets in the line item “Other assets”, and, if a liability, as a component of “Accounts payable and accrued expenses”. See Note 12 for fair value disclosures about our interest rate swap agreements. Net liability balances for our hedges included as components of “Accounts payable and accrued expenses” on December 31, 2020 and 2019 were $7,150,000 and $3,433,000, respectively.

The following table summarizes interest expense ($ in thousands):

	Year Ended December 31,
	2020	2019	2018
Interest expense on debt at contractual rates	$43,458	$53,923	$45,789
(Gains) losses reclassified from accumulated other
comprehensive income (loss) into interest expense	6,330	(791)	164
Capitalized interest	(254)	(399)	(212)
Amortization of debt issuance costs, debt discount and other	3,348	3,566	3,314
Total interest expense	52,882	56,299	49,055

Note 8. Commitments, Contingencies and Uncertainties

In the normal course of business, we enter into a variety of commitments, typically consisting of funding of revolving credit arrangements, construction and mezzanine loans to our operators to conduct expansions and acquisitions for their own account classified below as loan commitments, and commitments for the funding of construction for expansion or renovation to our existing properties under lease classified below as development commitments. In our leasing operations, we offer to our tenants and to sellers of newly acquired properties a variety of inducements which originate contractually as contingencies but which may become commitments upon the satisfaction of the contingent event. Contingent payments earned will be included in the respective lease bases when funded. The tables below summarize our existing, known commitments and contingencies as of December 31, 2020 according to the nature of their impact on our leasehold or loan portfolios ($ in thousands):

	Asset Class	Type	Total	Funded	Remaining
Loan Commitments:
LCS Sagewood Note A	SHO	Construction	$118,800	$(98,752)	$20,048
LCS Sagewood Note B	SHO	Construction	61,200	(61,200)	—
Bickford Senior Living	SHO	Construction	42,900	(30,466)	12,434
41 Management	SHO	Construction	22,200	(4,040)	18,160
Senior Living Communities	SHO	Revolving Credit	12,000	(11,280)	720
41 Management	SHO	Construction	10,800	(8,717)	2,083
Timber Ridge OpCo	SHO	Working Capital	5,000	—	5,000
Watermark Retirement	SHO	Working Capital	5,000	—	5,000
Discovery Senior Living	SHO	Working Capital	750	(750)	—
			$278,650	$(215,205)	$63,445

See Note 4 to our consolidated financial statements for full details of our loan commitments. As provided above, loans funded do not include the effects of discounts or commitment fees.

The credit loss liability for unfunded loan commitments is estimated using the same methodology as for our funded mortgage and other notes receivable based on the estimated amount that we expect to fund. We applied the same COVID-19 adjustments as discussed in Note 4.

The liability for expected credit losses on our unfunded loans is presented in the following table for the year ended December 31, 2020 ($ in thousands):

Beginning balance January 1, 2020 (upon adoption of ASU 2016-13)	$325
Benefit to expected credit losses	(55)
Balance at December 31, 2020	$270

	Asset Class	Type	Total	Funded	Remaining
Development Commitments:
Ignite Medical Resorts	SNF	Construction	$25,350	$(25,350)	$—
Woodland Village	SHO	Construction	7,515	(7,425)	90
Senior Living Communities	SHO	Renovation	9,930	(9,763)	167
Wingate Healthcare	SHO	Renovation	1,900	(1,808)	92
Discovery Senior Living	SHO	Renovation	900	(853)	47
Watermark Retirement	SHO	Renovation	6,500	(3,000)	3,500
Other	SHO	Various	1,850	(591)	1,259
			$53,945	$(48,790)	$5,155

In addition to the commitments listed above, Discovery PropCo has committed to Discovery Senior Living for funding up to $2,000,000 toward the purchase of condominium units located at one of the facilities. As of December 31, 2020, we have funded $968,000 toward the commitment.

As of December 31, 2020, we had the following contingent lease inducements which are generally based on the performance of facility operations and may or may not be met by the tenant ($ in thousands):

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

We agreed to defer rent due from Bickford Senior Living totaling $5,850,000 for 2020 and $750,000 for January 2021 as a result of the impact from the COVID-19 pandemic. Of the 2020 deferral, $2,100,000 related to the third quarter with half of the deferral placed in escrow. We continue our negotiations with Bickford for the sale of nine properties which are currently leased to Bickford and have a gross book value of approximately $76,658,000 as of December 31, 2020. The $2,100,000 of deferred rent will be forgiven contingent upon Bickford’s ability to close on the acquisition of these properties. Rental income from this portfolio was $7,878,000 (net of $182,000 of the deferral mentioned above) for the year ended December 31, 2020 and $9,383,000 and $8,859,000, for both of the years ended December 31, 2019 and 2018, respectively, including straight-line rental income of $283,000, $680,000 and $331,000, respectively.

The deferred rent for Bickford of $3,750,000 pertaining to the fourth quarter and the $750,000 pertaining to January 2021 bears interest at 8% per annum with repayments, including accrued interest, over twelve months beginning in June 2021.

We agreed to rent concessions with another tenant totaling $1,072,000 in deferrals for 2020, $50,000 in abatements for 2020, and $447,000 in deferrals related to the first quarter of 2021. Of the 2020 totals, approximately $534,000 in deferrals and $20,000 in abatements are related to the third quarter and $538,000 in deferrals and $30,000 in abatements relate to the fourth quarter. The deferred amounts accrue interest from the date of the deferral until paid in full with payments due starting in July 2021 and due no later than December 2022. In initial interest is 8% on the deferrals through December 31, 2021, at which time the rate increases to 9%.

We have accounted for these concessions as variable lease payments, recorded as rental income when received, in accordance with the FASB's Lease Modification Q&A discussed in Note 2.

In the fourth quarter of 2020, we also modified a transition property’s lease in response to the COVID-19 pandemic that extended the lease term by one year and deferred rent of $160,000. See Note 3 Other Portfolio Activity Transitioning Tenants for information regarding our transition properties.

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

Note 9. Equity and Dividends

Additional Common Shares Authorized

At our annual meeting on May 6, 2020, our stockholders approved an amendment to the Articles of Incorporation to increase the number of authorized common shares from 60,000,000 to 100,000,000.

At-the-Market (ATM) Equity Program

In March 2020 the Company entered into a new ATM equity offering sales agreement pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $500,000,000 of the Company’s common shares through the ATM equity program. Upon entering into the new agreement, the Company terminated its previously existing ATM equity program, dated February 22, 2017. During the year ended December 31, 2020, we issued 535,990 common shares through the ATM program with an average price of $66.30, resulting in net proceeds of approximately $34,649,000. During the year ended December 31, 2019, 1,209,522 common shares were issued for $95,774,000 in net proceeds.

Dividends

The following table summarizes dividends declared by the Board of Directors during the years ended December 31, 2020 and 2019:

Year Ended December 31, 2020
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
February 19, 2020	March 30, 2020	May 8, 2020	$1.1025
June 15, 2020	June 30, 2020	August 7, 2020	$1.1025
September 14, 2020	September 30, 2020	November 6, 2020	$1.1025
December 15, 2020	December 31, 2020	January 29, 2021	$1.1025

Year Ended December 31, 2019
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
February 19, 2019	March 29, 2019	May 10, 2019	$1.05
May 7, 2019	June 28, 2019	August 9, 2019	$1.05
August 8, 2019	September 30, 2019	November 8, 2019	$1.05
November 7, 2019	December 31, 2019	January 31, 2020	$1.05

Note 10. Stock-Based Compensation

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

The Company’s outstanding stock incentive awards have been granted under two incentive plans – the 2012 Stock Incentive Plan (“2012 Plan”) and the 2019 Stock Incentive Plan (“2019” Plan”). The individual option grant awards may vest over periods up to five years. The term of the options under the 2019 Plan is up to ten years from the date of grant. As of December 31, 2020, shares available for future grants totaled 2,756,836 all under the 2019 Plan and 12,500 shares remain available for issuance under the 2012 Plan.

Compensation expense is recognized only for the awards that ultimately vest. Accordingly, forfeitures that were not expected may result in the reversal of previously recorded compensation expense. We consider the historical employee turnover rate in our estimate of the number of stock option forfeitures. The following is a summary of stock-based compensation expense, net of forfeitures, included in “General and administrative expenses” in the Consolidated Statements of Income ($ in thousands):

	December 31, 2020	December 31, 2019	December 31, 2018
Non-cash stock-based compensation expense	$3,061	$3,646	$2,490

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

Stock Options

The weighted average fair value of options granted was $5.57, $6.30 and $4.49 for December 31, 2020, 2019 and 2018, respectively. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	December 31, 2020	December 31, 2019	December 31, 2018
Dividend yield	5.1%	5.5%	6.5%
Expected volatility	17.1%	18.2%	19.4%
Expected lives	2.9 years	2.7 years	2.9 years
Risk-free interest rate	1.30%	2.39%	2.39%

Stock Option Activity

The following tables summarize our outstanding stock options, after giving effect to modifications of 83,334 options in November 2019 as, in substance, the forfeiture of old and issuance of new options concurrent with an employee’s retirement:

			Weighted Average
	Number	Weighted Average	Remaining
	of Shares	Exercise Price	Contractual Life (Years)
Outstanding December 31, 2017	859,182	$70.11
Options granted under 2012 Plan	560,000	$64.33
Options exercised under 2005 Plan	(6,668)	$72.11
Options exercised under 2012 Plan	(462,167)	$65.03
Options canceled under 2012 Plan	(30,001)	$66.73
Outstanding December 31, 2018	920,346	$69.24
Options granted under 2012 Plan	685,334	$79.08
Options exercised under 2012 Plan	(501,664)	$71.52
Options forfeited under 2012 Plan	(100,002)	$73.89
Outstanding December 31, 2019	1,004,014	$74.35
Options granted under 2012 Plan	319,669	$90.79
Options granted under 2019 Plan	272,331	$89.76
Options exercised under 2012 Plan	(512,509)	$72.98
Options forfeited under 2012 Plan	(16,669)	$81.37
Options forfeited under 2019 Plan	(32,998)	$90.79
Options outstanding, December 31, 2020	1,033,838		3.39

Exercisable at December 31, 2020	601,994		3.08

			Remaining
Grant	Number	Exercise	Contractual
Date	of Shares	Price	Life in Years
2/22/2016	20,000	$60.52	0.15
2/22/2017	55,331	$74.78	1.15
2/20/2018	88,170	$64.33	2.14
2/21/2019	313,504	$79.96	3.14
2/21/2020	549,333	$90.79	4.15
5/1/2020	7,500	$53.76	4.33
Options outstanding, December 31, 2020	1,033,838

Including outstanding stock options, our stockholders have authorized an additional 3,803,174 shares of common stock that may be issued under the share-based payments plans.

The following table summarizes our outstanding non-vested stock options:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested December 31, 2019	473,851	$5.64
Options granted under 2012 Plan	319,669	$5.52
Options granted under 2019 Plan	272,331	$5.63
Options vested under 2012 Plan	(495,675)	$5.42
Options vested under 2019 Plan	(88,665)	$5.63
Non-vested options forfeited under 2012 Plan	(16,669)	$6.12
Non-vested options forfeited under 2019 Plan	(32,998)	$5.55
Non-vested December 31, 2020	431,844	$5.79

As of December 31, 2020, unrecognized compensation expense totaling $723,000 associated with unvested stock options is expected to be recognized over the following periods: 2021 - $648,000 and 2022 - $75,000. Share-based compensation is included in “General and administrative expense” in the Consolidated Statements of Income.

At December 31, 2020, the aggregate intrinsic value of stock options outstanding and exercisable was $715,000 and $638,000, respectfully. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2020, 2019 and 2018 was $8,118,000 or $15.84 per share; $5,659,000 or $11.28 per share, and $6,105,000 or $13.02 per share, respectively.

Note 11. Earnings Per Common Share

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

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per common share ($ in thousands, except share and per share amounts):

	Year Ended December 31,
	2020	2019	2018
Net income attributable to common stockholders	$185,126	$160,456	$154,333

BASIC:
Weighted average common shares outstanding	44,696,285	43,417,828	41,943,873

DILUTED:
Weighted average common shares outstanding	44,696,285	43,417,828	41,943,873
Stock options	1,719	75,196	67,735
Convertible subordinated debentures	—	210,224	80,123
Weighted average dilutive common shares outstanding	44,698,004	43,703,248	42,091,731

Net income attributable to common stockholders - basic	$4.14	$3.70	$3.68
Net income attributable to common stockholders - diluted	$4.14	$3.67	$3.67

Incremental anti-dilutive shares excluded:
Net share effect of stock options with an exercise price in excess of the
average market price for our common shares	390,596	4,678	518

Regular dividends declared per common share	$4.41	$4.20	$4.00

Note 12. Fair Value Of Financial Instruments

Our financial assets and liabilities measured at fair value (based on the hierarchy of the three levels of inputs described in Note 2) on a recurring basis include derivative financial instruments. Derivative financial instruments include our interest rate swap agreements.

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

Assets and liabilities measured at fair value on a recurring basis are as follows ($ in thousands):

		Fair Value Measurement
	Balance Sheet Classification	December 31, 2020	December 31, 2019
Level 2
Interest rate swap liability	Accounts payable and accrued expenses	$(7,150)	$(3,433)

Carrying values and fair values of financial instruments that are not carried at fair value at December 31, 2020 and December 31, 2019 in the Consolidated Balance Sheets are as follows ($ in thousands):

	Carrying Amount		Fair Value Measurement
	2020	2019	2020	2019
Level 2
Variable rate debt	$945,078	$845,744	$948,000	$850,000
Fixed rate debt	$554,207	$594,721	$575,292	$602,926

Level 3
Mortgage and other notes receivable	$292,427	$340,143	$321,021	$347,543

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

Carrying amounts of cash and cash equivalents and restricted cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. The fair value of our borrowings under our revolving credit facility and other variable rate debt are reasonably estimated at their notional amounts at December 31, 2020 and 2019, due to the predominance of floating interest rates, which generally reflect market conditions.

Note 13. Income Taxes

Beginning with our inception in 1991, we have elected to be taxed as a REIT under the Internal Revenue Code. For the years ended December 31, 2020, 2019, and 2018, respectively, we have recorded state income tax expense of $140,000, $142,000 and $138,000 related to a Texas franchise tax that has attributes of an income tax. Some of our leases require taxes to be reimbursed by our tenants. State income taxes are combined in “Franchise, excise and other taxes” in our Consolidated Statements of Income.

The Company has a deferred tax asset, which is fully reserved through a valuation allowance, of $930,000 and $273,000 as of December 31, 2020 and 2019, respectively, as a result of its participation in the operations of a joint venture during the years 2012 through 2016, and Timber Ridge OpCo structured as a taxable REIT subsidiary (“TRS”) under provisions of the Internal Revenue Code. See Note 5 for a discussion of Timber Ridge OpCo.

The Company made state income tax payments of $140,000, $112,000,and $124,000 for the years ended December 31, 2020, 2019, and 2018, respectively.

Dividend payments to common stockholders for the last three years are characterized for tax purposes as follows on a per share basis:

(Unaudited)	December 31, 2020	December 31, 2019	December 31, 2018
Ordinary income	$3.50398	$4.20000	$3.33730
Capital gain	0.10999	—	—
Return of capital	0.79603	—	0.66270
Dividends paid per common share	$4.41	$4.20	$4.00

Note 14. Selected Quarterly Financial Data (UNAUDITED)

The following table sets forth selected quarterly financial data for the two most recent fiscal years ($ in thousands, except share and per share amounts).

2020	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Net revenues	$83,076	$84,174	$84,301	$81,260

Net income attributable to common stockholders	$61,023	$44,368	$42,595	$37,140

Weighted average common shares outstanding:
Basic	44,613,593	44,650,002	44,661,650	44,859,894
Diluted	44,618,139	44,650,002	44,662,403	44,861,469

Earnings per common share:
Net income attributable to common stockholders - basic	$1.37	$0.99	$0.95	$0.83
Net income attributable to common stockholders - diluted	$1.37	$0.99	$0.95	$0.83

2019	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Net revenues	$76,107	$78,096	$81,682	$82,196

Net income attributable to common stockholders	$35,679	$39,979	$42,758	$42,040

Weighted average common shares outstanding:
Basic	42,825,824	43,232,384	43,505,332	44,107,770
Diluted	43,125,032	43,498,021	43,861,089	44,328,847

Earnings per common share:
Net income attributable to common stockholders - basic	$0.83	$0.92	$0.98	$0.95
Net income attributable to common stockholders - diluted	$0.83	$0.92	$0.97	$0.95
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Control and Procedures. As of December 31, 2020, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities and Exchange Act of 1934, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2020.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020. The Company’s independent registered public accounting firm, BDO USA, LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
National Health Investors, Inc.
Murfreesboro, Tennessee

Opinion on Internal Control over Financial Reporting

We have audited National Health Investors, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules and our report dated February 22, 2021 expressed an unqualified opinion thereon.

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

February 22, 2021

ITEM 9B. OTHER INFORMATION.

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Incorporated by reference from the information in our definitive proxy statement for the 2021 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 11.  EXECUTIVE COMPENSATION.

Incorporated by reference from the information in our definitive proxy statement for the 2021 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference from the information in our definitive proxy statement for the 2021 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated by reference from the information in our definitive proxy statement for the 2021 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Incorporated by reference from the information in our definitive proxy statement for the 2021 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)    (1)    Financial Statements

    The Consolidated Financial Statements are included in Item 8 and are filed as part of this report.

    (2)    Financial Statement Schedules

The Financial Statement Schedules are included here following the signature page.

    (3)    Exhibits

    Exhibits required as part of this report are listed in the Exhibit Index.

NATIONAL HEALTH INVESTORS, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form S-3 Registration Statement No. 333-192322)
3.2
Articles of Amendment to Articles of Incorporation of National Health Investors, Inc. dated as of June 8, 1994. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-3 Registration Statement No. 333-194653 of National Health Investors, Inc.)

3.3	Amendment to Articles of Incorporation dated May 1, 2009 (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed March 23, 2009)
3.4	Amendment to Articles of Incorporation approved by shareholders on May 2, 2014 (incorporated by reference to Exhibit 3.3 to Form 10-Q dated August 4, 2014)
3.5	Restated Bylaws, as amended November 5, 2012 (incorporated by reference to Exhibit 3.3 to Form 10-K filed February 15, 2013)
3.6	Amendment No. 1 to Restated Bylaws dated February 14, 2014 (incorporated by reference to Exhibit 3.4 to Form 10-K filed February 14, 2014)
3.7	Amendment to Articles of Incorporation approved by shareholders on May 6, 2020 (incorporated by reference to Exhibit 3.6 to the Company’s Form 10-Q filed August 10, 2020)
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

4.4	Indenture dated as of January 26, 2021, among National Health Investors, Inc. and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated January 26, 2021)
4.5
First Supplemental Indenture dated as of January 26, 2021, among National Health Investors, Inc., Regions Bank, as trustee, and the subsidiary guarantors set forth therein (incorporated by reference to Exhibit 4.2 to Form 8-K dated January 26, 2021)

4.6	Description of Securities (incorporated by reference to Exhibit 4.4 to Form 10-K filed February 19, 2020)
10.1
Master Agreement of Lease dated as of October 17, 1991 by and among National Health Investors, Inc. and National HealthCorp, L.P. including amendments No. 1 through 4 (incorporated by reference to Exhibit 10.1 to Form 10-K filed February 19, 2020)

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
*10.38
Separation Separation Agreement dated November 7, 2019, by and between National Health Investors, Inc. and Roger Hopkins dated November 7, 2019, by and between National Health Investors, Inc. and Roger Hopkins (Incorporated by reference to Exhibit 10.38 to Form 10-K filed February 19, 2020)

10.39
Composite Note Purchase Agreement Reflecting: First Amendment dated March 20,2015; Second Amendment dated June 30, 2015; Third Amendment to Note Purchase Agreement dated November 3, 2015; Fourth Amendment to Note Purchase Agreement dated August 15, 2016; and Fifth Amendment to Note Purchase Agreement dated August 8, 2017, in HTML format (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 19, 2020)

21	Subsidiaries (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Indicates management contract or compensatory plan or arrangement.

ITEM 16. SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.
BY:/s/ D. Eric Mendelsohn
D. Eric Mendelsohn
DATE: February 22, 2021	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. Eric Mendelsohn	President and Chief Executive Officer	February 22, 2021
D. Eric Mendelsohn	(Principal Executive Officer)

/s/ John L. Spaid	Chief Financial Officer	February 22, 2021
John L. Spaid	(Principal Financial Officer)

/s/ David L. Travis	Chief Accounting Officer	February 22, 2021
David L. Travis	(Principal Accounting Officer)

/s/ W. Andrew Adams	Chairman of the Board	February 22, 2021
W. Andrew Adams

/s/ James R. Jobe	Director	February 22, 2021
James R. Jobe

/s/ Robert A. McCabe, Jr.	Director	February 22, 2021
Robert A. McCabe, Jr.

/s/ Robert T. Webb	Director	February 22, 2021
Robert T. Webb

/s/ Charlotte A. Swafford	Director	February 22, 2021
Charlotte A. Swafford

/s/ Robert G. Adams	Director	February 22, 2021
Robert G. Adams

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2020
($ in thousands)

				Costs
		Initial Cost to Company(C)		Capitalized					Date
			Buildings &	Subsequent to		Buildings &		Accumulated	Acquired/
	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation(B)	Constructed
Skilled Nursing Facilities
Anniston, AL	$—	$70	$4,477	$—	$70	$4,477	$4,547	$3,601	10/17/1991
Moulton, AL	—	25	688	—	25	688	713	688	10/17/1991
Avondale, AZ	—	453	6,678	—	453	6,678	7,131	4,182	8/13/1996
Brooksville, FL	—	1,217	16,166	—	1,217	16,166	17,383	4,412	2/1/2010
Crystal River, FL	—	912	12,117	—	912	12,117	13,029	3,307	2/1/2010
Dade City, FL	—	605	8,042	—	605	8,042	8,647	2,195	2/1/2010
Hudson, FL (2 facilities)	—	1,290	22,392	—	1,290	22,392	23,682	11,872	Various
Merritt Island, FL	—	701	8,869	—	701	8,869	9,570	7,483	10/17/1991
New Port Richey, FL	—	228	3,023	—	228	3,023	3,251	825	2/1/2010
Plant City, FL	—	405	8,777	—	405	8,777	9,182	7,344	10/17/1991
Stuart, FL	—	787	9,048	—	787	9,048	9,835	7,777	10/17/1991
Trenton, FL	—	851	11,312	—	851	11,312	12,163	3,087	2/1/2010
Glasgow, KY	—	33	2,110	—	33	2,110	2,143	2,062	10/17/1991
Greenfield, MA	—	370	4,341	—	370	4,341	4,711	839	8/30/2013
Holyoke, MA	—	110	944	—	110	944	1,054	192	8/30/2013
Quincy, MA	—	450	710	—	450	710	1,160	133	8/30/2013
Taunton, MA	—	900	5,906	—	900	5,906	6,806	1,152	8/30/2013
Desloge, MO	—	178	3,804	—	178	3,804	3,982	3,698	10/17/1991
Joplin, MO	—	175	4,034	—	175	4,034	4,209	3,088	10/17/1991
Kennett, MO	—	180	4,928	—	180	4,928	5,108	4,727	10/17/1991
Maryland Heights, MO	—	150	4,790	—	150	4,790	4,940	4,532	10/17/1991
St. Charles, MO	—	420	5,512	—	420	5,512	5,932	5,512	10/17/1991
Manchester, NH (2 facilities)	—	790	20,077	—	790	20,077	20,867	3,814	8/30/2013
Epsom, NH	—	630	2,191	—	630	2,191	2,821	443	8/30/2013
Albany, OR	—	190	10,415	—	190	10,415	10,605	2,148	3/31/2014
Creswell, OR	—	470	8,946	—	470	8,946	9,416	1,761	3/31/2014
Forest Grove, OR	—	540	11,848	—	540	11,848	12,388	2,356	3/31/2014
Anderson, SC	—	308	4,643	—	308	4,643	4,951	4,478	10/17/1991
Greenwood, SC	—	222	3,457	—	222	3,457	3,679	3,222	10/17/1991
Laurens, SC	—	42	3,426	—	42	3,426	3,468	3,076	10/17/1991
Orangeburg, SC	—	300	3,714	—	300	3,714	4,014	1,201	9/25/2008
Athens, TN	—	38	1,463	—	38	1,463	1,501	1,357	10/17/1991

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2020
($ in thousands)

				Costs
		Initial Cost to Company(C)		Capitalized					Date
			Buildings &	Subsequent to		Buildings &		Accumulated	Acquired/
	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation(B)	Constructed
Chattanooga, TN	—	143	2,309	—	143	2,309	2,452	2,293	10/17/1991
Dickson, TN	—	90	3,541	—	90	3,541	3,631	3,170	10/17/1991
Franklin, TN	—	47	1,130	—	47	1,130	1,177	1,130	10/17/1991
Hendersonville, TN	—	363	3,837	—	363	3,837	4,200	3,201	10/17/1991
Johnson City, TN	—	85	1,918	—	85	1,918	2,003	1,918	10/17/1991
Lewisburg, TN (2 facilities)	—	46	994	—	46	994	1,040	994	10/17/1991
McMinnville, TN	—	73	3,618	—	73	3,618	3,691	3,138	10/17/1991
Milan, TN	—	41	1,826	—	41	1,826	1,867	1,679	10/17/1991
Pulaski, TN	—	53	3,921	—	53	3,921	3,974	3,423	10/17/1991
Lawrenceburg, TN	—	98	2,900	—	98	2,900	2,998	2,389	10/17/1991
Dunlap, TN	—	35	3,679	—	35	3,679	3,714	3,076	10/17/1991
Smithville, TN	—	35	3,816	—	35	3,816	3,851	3,291	10/18/1991
Somerville, TN	—	26	677	—	26	677	703	677	10/19/1991
Sparta, TN	—	80	1,602	—	80	1,602	1,682	1,513	10/20/1991
Austin, TX	—	606	9,895	—	606	9,895	10,501	1,384	4/1/2016
Canton, TX	—	420	12,330	—	420	12,330	12,750	3,074	4/18/2013
Corinth, TX	—	1,075	13,935	—	1,075	13,935	15,010	3,711	4/18/2013
Ennis, TX	—	986	9,025	—	986	9,025	10,011	2,688	10/31/2011
Euless, TX	—	1,241	12,629	—	1,241	12,629	13,870	1,919	4/1/2016
Fort Worth, TX	—	1,380	14,370	—	1,380	14,370	15,750	1,289	5/10/2018
Garland, TX	—	1,440	14,310	—	1,440	14,310	15,750	1,281	5/10/2018
Gladewater, TX	—	70	17,840	—	70	17,840	17,910	2,370	4/1/2016
Greenville, TX	—	1,800	13,948	—	1,800	13,948	15,748	3,859	10/31/2011
Houston, TX (3 facilities)	—	2,808	42,511	—	2,808	42,511	45,319	12,442	Various
Katy, TX	—	610	13,893	—	610	13,893	14,503	1,962	4/1/2016
Kyle, TX	—	1,096	12,279	—	1,096	12,279	13,375	3,477	6/11/2012
Marble Falls, TX	—	480	14,989	—	480	14,989	15,469	2,063	4/1/2016
McAllen, TX	—	1,175	8,259	—	1,175	8,259	9,434	1,278	4/1/2016
New Braunfels, TX	—	1,430	13,666	—	1,430	13,666	15,096	1,780	2/24/2017
San Antonio, TX (3 facilities)	—	2,370	40,054	—	2,370	40,054	42,424	8,298	Various
Waxahachie, TX	—	1,330	14,349	—	1,330	14,349	15,679	1,438	1/17/2018
Bristol, VA	—	176	2,511	—	176	2,511	2,687	2,389	10/17/1991
Oak Creek, WI	—	2,000	14,903	7,402	2,000	22,305	24,305	445	12/7/2018
	—	37,748	550,312	7,402	37,748	557,714	595,462	195,603

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2020
($ in thousands)

				Costs
		Initial Cost to Company(C)		Capitalized						Date
			Buildings &	Subsequent to		Buildings &			Accumulated	Acquired/
	Encumbrances	Land	Improvements	Acquisition	Land	Improvements		Total	Depreciation(B)	Constructed
Assisted Living Facilities
Rainbow City, AL	—	670	11,330	—	670	11,330		12,000	2,365	10/31/2013
Sacramento, CA	—	660	10,840	—	660	10,840		11,500	2,093	6/1/2014
Pueblo West, CO	—	169	7,431	—	169	7,431		7,600	316	7/23/2019
Bartow, FL	—	225	3,192	—	225	3,192		3,417	913	11/30/2010
Lakeland, FL	—	307	3,117	—	307	3,117		3,424	894	11/30/2010
Maitland, FL	—	1,687	5,428	—	1,687	5,428		7,115	3,648	8/6/1996
St. Cloud, FL	—	250	3,167	—	250	3,167		3,417	909	11/30/2010
Greensboro, GA	—	672	4,849	631	672	5,480		6,152	1,290	9/15/2011
Ames, IA	3,193	360	4,670	—	360	4,670		5,030	1,003	6/28/2013
Burlington, IA	3,901	200	8,374	—	200	8,374		8,574	1,803	6/28/2013
Cedar Falls, IA	—	260	4,700	30	260	4,730		4,990	1,044	6/28/2013
Clinton, IA	—	133	3,215	60	133	3,275		3,408	925	6/30/2010
Ft. Dodge, IA	4,008	100	7,208	—	100	7,208		7,308	1,517	6/28/2013
Iowa City, IA	—	297	2,725	33	297	2,758		3,055	836	6/30/2010
Marshalltown, IA	5,714	240	6,208	—	240	6,208		6,448	1,328	6/28/2013
Muscatine, IA	—	140	1,802	—	140	1,802		1,942	438	6/28/2013
Urbandale, IA	8,113	540	4,292	—	540	4,292		4,832	967	6/28/2013
West Des Moines, IA	—	600	17,406	—	600	17,406		18,006	2,136	7/12/2013
Caldwell, ID	—	320	9,353	—	320	9,353		9,673	1,811	3/31/2014
Weiser, ID	—	20	2,433	—	20	2,433		2,453	509	12/21/2012
Aurora, IL	—	1,195	11,713	—	1,195	11,713		12,908	1,524	5/9/2017
Bolingbrook, IL	—	1,290	14,677	—	1,290	14,677		15,967	1,546	3/16/2017
Bourbonnais, IL	7,974	170	16,594	—	170	16,594		16,764	3,456	6/28/2013
Crystal Lake, IL (2 facilities)	—	1,060	30,043	170	1,060	30,213		31,273	3,458	Various
Gurnee, IL	—	1,244	13,856	—	1,244	13,856		15,100	548	9/10/2019
Moline, IL	3,896	250	5,630	—	250	5,630		5,880	1,219	6/28/2013
Oswego, IL	—	390	20,957	212	390	21,169		21,559	2,573	6/1/2016
Peoria, IL	—	403	4,532	224	403	4,756		5,159	1,507	10/19/2009
Quincy, IL	6,055	360	12,403	—	360	12,403		12,763	2,592	6/28/2013
Rockford, IL	6,412	390	12,575	—	390	12,575		12,965	2,689	6/28/2013
South Barrington, IL	—	1,610	13,456	—	1,610	13,456	—	15,066	1,447	3/16/2017
Springfield, IL	15,386	450	19,355	200	450	19,555		20,005	4,045	6/28/2013
St. Charles, IL	—	820	22,188	252	820	22,440		23,260	2,752	6/1/2016

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2020
($ in thousands)

				Costs
		Initial Cost to Company(C)		Capitalized						Date
			Buildings &	Subsequent to		Buildings &			Accumulated	Acquired/
	Encumbrances	Land	Improvements	Acquisition	Land	Improvements		Total	Depreciation(B)	Constructed
Tinley Park, IL	—	1,622	11,354	—	1,622	11,354		12,976	1,670	6/23/2016
Attica, IN	—	284	7,891	—	284	7,891		8,175	159	5/1/2020
Carmel, IN	—	463	7,055	—	463	7,055		7,518	1,813	11/12/2014
Crawfordsville, IN	2,559	300	3,134	—	300	3,134		3,434	684	6/28/2013
Crown Point, IN	—	574	7,336	353	574	7,689		8,263	1,768	10/30/2013
Greenwood, IN	—	791	7,020	227	791	7,247		8,038	1,881	11/7/2013
Linton, IN	—	60	6,015	—	60	6,015		6,075	121	5/1/2020
Valpariso, IN	—	1,414	16,099	—	1,414	16,099		17,513	729	5/31/2019
Mission, KS	—	1,901	17,310	636	1,901	17,946		19,847	4,885	9/30/2012
Overland Park, KS	—	2,199	20,026	—	2,199	20,026		22,225	5,521	9/30/2012
Bastrop, LA	—	325	2,456	—	325	2,456		2,781	707	4/30/2011
Bossier City, LA	—	500	3,344	—	500	3,344		3,844	998	4/30/2011
Minden, LA	—	280	1,698	—	280	1,698		1,978	486	4/30/2011
West Monroe, LA	—	770	5,627	—	770	5,627		6,397	1,549	4/30/2011
Baltimore, MD	—	860	8,078	534	860	8,612		9,472	1,749	10/31/2013
Battle Creek, MI	—	398	3,093	197	398	3,290		3,688	1,068	10/19/2009
Bridgeport, MI	—	220	7,849	—	220	7,849		8,069	546	6/20/2018
Brighton, MI	—	410	13,090	—	410	13,090		13,500	630	5/22/2019
Lansing, MI (2 facilities)	—	1,360	17,766	174	1,360	17,940		19,300	3,569	10/19/2009
Midland, MI	—	504	6,612	162	504	6,774		7,278	2,033	10/19/2009
Saginaw, MI (2 facilities)	—	538	12,991	163	538	13,154		13,692	1,979	Various
Shelby, MI	—	1,588	13,512	—	1,588	13,512		15,100	377	1/27/2020
Shelby Township, MI	—	570	10,230	—	570	10,230		10,800	517	4/30/2019
Champlin, MN	—	980	4,430	—	980	4,430		5,410	1,337	3/10/2010
Hugo, MN	—	400	3,800	132	400	3,932		4,332	1,131	3/10/2010
Maplewood, MN	—	1,700	6,510	—	1,700	6,510		8,210	1,955	3/10/2020
North Branch, MN	—	595	2,985	—	595	2,985		3,580	945	3/10/2020
Mahtomedi, MN	—	515	8,825	—	515	8,825		9,340	250	12/27/2019
Charlotte, NC	—	650	17,663	2,000	650	19,663		20,313	2,838	7/1/2015
Durham, NC	—	860	6,690	—	860	6,690		7,550	600	3/16/2017
Hendersonville, NC (2 facilities)	—	3,120	12,980	—	3,120	12,980		16,100	1,493	3/16/2017
Grand Island, NE	—	370	5,029	197	370	5,226	—	5,596	1,225	6/28/2013
Lincoln, NE	8,418	380	10,904	—	380	10,904		11,284	2,254	6/28/2013
Omaha, NE (2 facilities)	2,455	1,110	15,437	851	1,110	16,288		17,398	2,654	Various

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2020
($ in thousands)

							Costs
			Initial Cost to Company(C)				Capitalized									Date
					Buildings &		Subsequent to				Buildings &				Accumulated	Acquired/
	Encumbrances		Land		Improvements		Acquisition		Land		Improvements		Total		Depreciation(B)	Constructed
Columbus, OH (2 facilities)	—		1,100		26,002		—		1,100		26,002		27,102		1,956	4/30/2018
Lancaster, OH	—		530		20,530		—		530		20,530		21,060		3,434	7/31/2015
Marysville, OH	—		1,250		13,950		—		1,250		13,950		15,200		3,156	7/1/2013
Middletown, OH	—		940		15,548		—		940		15,548		16,488		2,793	10/31/2014
Rocky River, OH	—		650		7,201		—		650		7,201		7,851		599	4/30/2018
Worthington, OH	—		—		18,869		1,476		—		20,345	—	20,345		1,869	4/30/2018
McMinnville, OR	—		390		9,183		—		390		9,183		9,573		1,164	8/31/2016
Milwaukie, OR	—		370		5,283		64		370		5,347		5,717		885	9/30/2014
Ontario, OR (2 facilities)	—		429		6,128		—		429		6,128		6,557		1,287	12/21/2012
Portland, OR (2 facilities)	—		1,430		31,542		—		1,430		31,542		32,972		3,558	8/31/2015
Erie, PA	—		1,030		15,206		3		1,030		15,209	—	16,239		1,127	4/30/2018
Reading, PA	—		1,027		11,179		—		1,027		11,179		12,206		531	5/31/2019
Arlington, TX	—		450		4,555		101		450		4,656		5,106		555	3/16/2017
Rockwall, TX	—		1,250		10,562		—		1,250		10,562		11,812		1,165	3/16/2017
Fredericksburg, VA	—		1,615		9,271		—		1,615		9,271		10,886		1,303	9/20/2016
Midlothian, VA	—		1,646		8,635		—		1,646		8,635		10,281		1,247	10/31/2016
Suffolk, VA	—		1,022		9,320		—		1,022		9,320		10,342		1,098	3/25/2016
Beaver Dam, WI	—		210		20,149		157		210		20,306		20,516		4,606	12/21/2012
Bellevue, WI	—		504		11,796		—		504		11,796		12,300		91	9/30/2020
	78,084		61,936		879,467		9,239		61,936		888,706		950,642		140,646

Independent Living Facilities
Fort Smith, AR	—		590		22,447		—		590		22,447		23,037		4,287	12/23/2013
Rogers, AR	—		1,470		25,282		—		1,470		25,282		26,752		4,827	12/23/2013
Fresno, CA	—		420		10,899		—		420		10,899		11,319		2,188	12/23/2013
Hemet, CA	—		1,250		12,645		—		1,250		12,645		13,895		2,511	12/23/2013
Merced, CA	—	—	350	350	18,712	18,712	—	—	350	350	18,712		19,062	19,062	3,588	12/23/2013
Modesto, CA	—		1,170		22,673		—		1,170	350	22,673		23,843		4,272	12/23/2013
Pinole, CA	—		1,020		18,066		—		1,020	350	18,066		19,086		3,446	12/23/2013
Roseville, CA	—		630		31,343		—		630	350	31,343		31,973		5,915	12/23/2013
West Covina, CA	—		940		20,280		—		940	350	20,280		21,220		3,815	12/23/2013
Vero Beach, FL	—		550		37,450		—		550	350	37,450		38,000		2,021	2/1/2019
Athens, GA	—		910		31,940		—		910		31,940		32,850		6,022	12/23/2013
Columbus, GA	—		570		8,639		—		570		8,639		9,209		1,759	12/23/2013

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2020
($ in thousands)

				Costs
		Initial Cost to Company(C)		Capitalized					Date
			Buildings &	Subsequent to		Buildings &		Accumulated	Acquired/
	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation(B)	Constructed
Savannah, GA	—	1,200	15,851	—	1,200	15,851	17,051	3,075	12/23/2013
Boise, ID	—	400	12,422	—	400	12,422	12,822	2,413	12/23/2013
Columbus, IN	—	348	6,124	—	348	6,124	6,472	281	5/31/2019
Fort Wayne, IN	—	310	12,864	—	310	12,864	13,174	2,567	12/23/2013
Kenner, LA	—	310	24,259	—	310	24,259	24,569	4,526	12/23/2013
St. Charles, MO	—	344	3,181	—	344	3,181	3,525	2,613	10/17/1991
Voorhees, NJ	—	670	23,710	—	670	23,710	24,380	4,452	12/23/2013
Gahanna, OH	—	920	22,919	—	920	22,919	23,839	4,400	12/23/2013
Broken Arrow, OK	—	2,660	18,477	—	2,660	18,477	21,137	3,592	12/23/2013
Tulsa, OK	17,270	1,980	32,620	501	1,980	33,121	35,101	2,871	12/1/2017
Newberg, OR	—	1,080	19,187	—	1,080	19,187	20,267	3,708	12/23/2013
Greenville, SC	—	560	16,547	—	560	16,547	17,107	3,221	12/23/2013
Myrtle Beach, SC	—	1,310	26,229	—	1,310	26,229	27,539	4,936	12/23/2013
Chattanooga, TN	—	9	1,567	—	9	1,567	1,576	1,365	10/17/1991
Johnson City, TN	—	55	4,077	—	55	4,077	4,132	3,126	10/17/1991
Bellevue, WA	—	780	18,692	—	780	18,692	19,472	3,552	12/23/2013
Chehalis, WA	—	1,980	7,710	7,445	1,980	15,155	17,135	1,335	1/15/2016
Vancouver, WA (2 facilities)	—	1,740	23,411	—	1,740	23,411	25,151	4,610	12/23/2013
Yakima, WA	—	440	14,186	—	440	14,186	14,626	2,740	12/23/2013
	17,270	26,966	564,409	7,946	26,966	572,355	599,321	104,034

Senior Living Campuses
Loma Linda, CA	—	1,200	10,800	7,326	1,200	18,126	19,326	3,659	9/28/2012
Bonita Springs, FL	—	1,810	24,382	853	1,810	25,235	27,045	3,764	7/1/2015
Maitland, FL	—	2,317	9,161	491	2,317	9,652	11,969	6,559	8/6/1996
West Palm Beach, FL	—	2,771	4,286	—	2,771	4,286	7,057	3,828	8/6/1996
Nampa, ID	—	243	4,182	—	243	4,182	4,425	2,650	8/13/1996
Michigan City, IN	—	974	22,667	—	974	22,667	23,641	1,027	5/31/2019
Portage, IN	—	661	21,959	—	661	21,959	22,620	998	5/31/2019
Needham, MA	—	5,500	45,157	1,451	5,500	46,608	52,108	2,791	1/15/2019
Salisbury, MD	—	1,876	44,084	471	1,876	44,555	46,431	2,092	5/31/2019
Roscommon, MI	—	44	6,005	—	44	6,005	6,049	991	8/31/2015
Mt. Airy, NC	—	1,370	7,470	150	1,370	7,620	8,990	1,357	12/17/2014
McMinnville, OR	—	410	26,667	—	410	26,667	27,077	3,186	8/31/2016

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2020
($ in thousands)

				Costs
		Initial Cost to Company(C)		Capitalized					Date
			Buildings &	Subsequent to		Buildings &		Accumulated	Acquired/
	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation(B)	Constructed
Madison, TN	—	920	21,829	250	920	22,079	22,999	3,379	7/1/2015
Silverdale, WA	—	1,750	23,860	2,167	1,750	26,027	27,777	6,060	8/16/2012
	—	21,846	272,509	13,159	21,846	285,668	307,514	42,341

Entrance-Fee Communities
Bridgeport, CT	—	4,320	23,494	4,237	4,320	27,731	32,051	3,733	6/1/2016
North Branford, CT	—	7,724	64,430	—	7,724	64,430	72,154	7,590	11/3/2016
Southbury, CT	—	10,320	17,143	4,250	10,320	21,393	31,713	2,674	11/8/2016
Fernandina Beach, FL	—	1,430	63,420	1,522	1,430	64,942	66,372	10,741	12/17/2014
St. Simons Island, GA	—	8,770	38,070	963	8,770	39,033	47,803	6,697	12/17/2014
Winston-Salem, NC	—	8,700	73,920	507	8,700	74,427	83,127	12,467	12/17/2014
Greenville, SC	—	5,850	90,760	—	5,850	90,760	96,610	15,031	12/17/2014
Myrtle Beach, SC	—	3,910	82,140	542	3,910	82,682	86,592	13,997	12/17/2014
Pawleys Island, SC	—	1,480	38,620	460	1,480	39,080	40,560	6,884	12/17/2014
Spartanburg, SC	—	900	49,190	1,021	900	50,211	51,111	8,489	12/17/2014
Issaquah, WA	—	4,370	130,522	—	4,370	130,522	134,892	3,436	01/31/2020
	—	57,774	671,709	13,502	57,774	685,211	742,985	91,739

Medical Office Buildings
Crestview, FL	—	165	3,349	—	165	3,349	3,514	2,568	6/30/1993
Pasadena, TX	—	631	6,341	—	631	6,341	6,972	4,969	1/1/1995
	—	796	9,690	—	796	9,690	10,486	7,537

Hospitals
La Mesa, CA	—	4,180	8,320	—	4,180	8,320	12,500	2,863	3/10/2010
Jackson, KY	—	540	10,163	7,899	540	18,062	18,602	8,746	6/12/1992
Murfreesboro, TN	—	7,284	17,585	—	7,284	17,585	24,869	3,630	10/1/2012
	—	12,004	36,068	7,899	12,004	43,967	55,971	15,239
Total continuing operations properties	95,354	219,070	2,984,164	59,147	219,070	3,043,311	3,262,381	597,139
Corporate office	—	1,291	677	721	1,291	1,398	2,689	499
	$95,354	$220,361	$2,984,841	$59,868	$220,361	$3,044,709	$3,265,070	$597,638

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
(D) At December 31, 2020, the tax basis of the Company’s net real estate assets was $2,603,346,000.

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018
($ in thousands)
	December 31,
	2020	2019	2018
Investment in Real Estate:
Balance at beginning of period	$3,074,846	$2,818,365	$2,665,903
Additions through cash expenditures	116,724	237,186	147,645
Change in accounts payable related to investments in real estate construction	(784)	1,829	1,689
Change in other assets related to investments in real estate	348	292	171
Tenant investment in leased asset	—	—	3,775
Contingent asset acquisition liability relieved	—	—	(818)
Additions through non-controlling interest	10,778	—	—
Real estate acquired in exchange for straight-line rent receivable	—	38,000	—
Real estate acquired in exchange for mortgage notes receivable	63,220	14,000	—
Sale of properties for cash	(62)	—	—
Properties classified as held for sale	—	(34,826)	—
Balance at end of period	$3,265,070	$3,074,846	$2,818,365

Accumulated Depreciation:
Balance at beginning of period	$514,453	$451,483	$380,202
Addition charged to costs and expenses	83,150	76,816	71,349
Amortization of right-of-use asset	—	60	—
Sale of properties	35	—	—
Properties classified as held for sale	—	(13,906)	—
Contingent asset acquisition liability relieved	—	—	(68)
Balance at end of period	$597,638	$514,453	$451,483

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2020
			Monthly				Amount Subject To
	Interest	Maturity	Payment	Prior	Original	Carrying	Delinquent Principal
	Rate	Date	Terms	Liens	Face Amount	Amount	or Interest
					(in thousands)
First Mortgages:
Skilled nursing facilities:
Lexington, VA	8.0%	2032-12-31	$21,000		$3,089	$1,608
Brookneal, VA	8.0%	2031-12-31	$21,000		$2,780	$1,557
Laurel Fork, VA	8.0%	2030-12-31	$20,000		$2,672	$1,443

Assisted living facilities:
Oviedo, FL	8.25%	2021-12-31	Interest Only		$10,000	$10,000
Indianapolis, IN	7.0%	2022-12-31	Interest Only		$6,423	$6,423
Wabash/Lafayette, IN	7.0%	2025-12-31	Interest Only		$4,000	$4,000

Entrance fee communities:
Columbia, SC	7.3%	2024-12-31	Interest Only		$32,700	$32,700

Construction Loan:
Phoenix, AZ	7.25%	2028-12-31	Interest Only		$98,752	$97,614
Phoenix, AZ	8.50%	2023-12-31	Interest Only		$61,200	$61,200
Canton, MI	9.0%	2023-12-31	Interest Only		$11,312	$14,548
Chesapeake, VA	9.0%	2025-12-31	Interest Only		$14,200	$1,918
Virginia Beach, VA	9.0%	2023-12-31	Interest Only		$14,000	$14,000
Oshkosh, WI	8.50%	2024-12-31	Interest Only		$6,045	$8,643
Sussex, WI	8.50%	2024-12-31	Interest Only		$22,200	$3,837

						$259,491	$—

At December 31, 2020, the tax basis of our mortgage loans on real estate was $261,170,000. Balloon payments on our interest only mortgage receivables are equivalent to the carrying amounts listed above except for unamortized commitment fees of $1,414,000.

See the notes to our consolidated financial statements for more information on our mortgage loan receivables.

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018
($ in thousands)
	December 31,
	2020	2019	2018
Reconciliation of mortgage loans on real estate
Balance at beginning of period	$294,120	$202,877	$98,110
Additions:
New mortgage loans	55,059	105,345	108,266
Amortization of loan discount and commitment fees	806	440	608
Total Additions	55,865	105,785	108,874

Deductions:
Loan commitment fees received	222	108	1,800
Mortgage notes receivable related to investments in real estate	63,220	14,000	—
Collection of principal, less recoveries of previous write-downs	27,052	434	2,307
Total Deductions	90,494	14,542	4,107

Balance at end of period	$259,491	$294,120	$202,877