Form 10-Q
period 2021-03-31
NATIONAL HEALTH INVESTORS INC
filed 2021-05-10
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	_____________	to	_____________

Commission File Number 001-10822
National Health Investors Inc
(Exact name of registrant as specified in its charter)

Maryland		62-1470956
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

222 Robert Rose Drive
Murfreesboro	Tennessee	37129
(Address of principal executive offices)		(Zip Code)

(615)	890-9100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	NHI	New York Stock Exchange

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

There were 45,850,599 shares of common stock outstanding of the registrant as of May 3, 2021.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets:
Real estate properties:
Land	$220,361	$220,361
Buildings and improvements	3,042,763	3,041,616
Construction in progress	3,131	3,093
	3,266,255	3,265,070
Less accumulated depreciation	(618,299)	(597,638)
Real estate properties, net	2,647,956	2,667,432
Mortgage and other notes receivable, net of reserve of $4,856 and $4,946, respectively	301,318	292,427
Cash and cash equivalents	113,375	43,344
Straight-line rent receivable	98,354	95,703
Other assets	22,270	21,583
Total Assets	$3,183,273	$3,120,489

Liabilities and Stockholders’ Equity:
Debt	$1,524,725	$1,499,285
Accounts payable and accrued expenses	23,673	25,189
Dividends payable	50,550	49,818
Lease deposit liabilities	10,638	10,638
Deferred income	10,972	12,614
Total Liabilities	1,620,558	1,597,544

Commitments and Contingencies

National Health Investors, Inc. Stockholders' Equity:
Common stock, $0.01 par value, 100,000,000 shares authorized
45,850,599 and 45,185,992 shares issued and outstanding, respectively	459	452
Capital in excess of par value	1,594,336	1,540,946
Cumulative dividends in excess of net income	(37,233)	(22,015)
Accumulated other comprehensive loss	(5,377)	(7,149)
Total National Health Investors, Inc. Stockholders' Equity	1,552,185	1,512,234
Noncontrolling interests	10,530	10,711
Total Equity	1,562,715	1,522,945
Total Liabilities and Stockholders’ Equity	$3,183,273	$3,120,489

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements. The Condensed Consolidated Balance Sheet at December 31, 2020 was derived from the audited consolidated financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2021	2020
	(unaudited)
Revenues:
Rental income	$74,749	$76,527
Interest income and other	6,136	6,549
	80,885	83,076
Expenses:
Depreciation	20,806	20,443
Interest	12,973	14,140
Legal	130	334
Franchise, excise and other taxes	233	243
General and administrative	7,989	4,311
Taxes and insurance on leased properties	2,161	1,553
Loan and realty (gains) losses	(50)	1,555
	44,242	42,579
Loss from equity method investment	(808)	(442)
Gains on sales of real estate	—	21,007
Loss on early retirement of debt	(451)	—
Net income	35,384	61,062
Less: net income attributable to noncontrolling interests	(52)	(39)
Net income attributable to common stockholders	$35,332	$61,023

Weighted average common shares outstanding:
Basic	45,305,087	44,613,593
Diluted	45,357,773	44,618,139

Earnings per common share:
Net income attributable to common stockholders - basic	$0.78	$1.37
Net income attributable to common stockholders - diluted	$0.78	$1.37

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	March 31,
	2021	2020
	(unaudited)

Net income	$35,384	$61,062
Other comprehensive income (loss):
Increase in fair value of cash flow hedges	(6)	(9,191)
Reclassification for amounts recognized as interest expense	1,778	492
Total other comprehensive income (loss)	1,772	(8,699)
Comprehensive income	37,156	52,363
Comprehensive income attributable to noncontrolling interest	(52)	(39)
Comprehensive income attributable to common stockholders	$37,104	$52,324

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2021	2020
	(unaudited)
Cash flows from operating activities:
Net income	$35,384	$61,062
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,806	20,443
Amortization of debt issuance costs, debt discounts and prepaids	1,192	1,173
Amortization of commitment fees and note receivable discounts	(131)	(129)
Amortization of lease incentives	260	236
Straight-line rent income	(4,241)	(5,177)
Non-cash interest income on mortgage and other notes receivable	(700)	(888)
Gains on sales of real estate	—	(21,007)
Loss from equity method investment	808	442
Loss on early retirement of debt	451	—
Loan and realty (gains) losses	(50)	1,555
Payment of lease incentives	(1,042)	—
Non-cash stock-based compensation	5,446	1,845
Changes in operating assets and liabilities:
Other assets	(484)	(357)
Accounts payable and accrued expenses	(735)	(1,497)
Deferred income	(52)	(619)
Net cash provided by operating activities	56,912	57,082

Cash flows from investing activities:
Investments in mortgage and other notes receivable	(8,412)	(20,298)
Collections of mortgage and other notes receivable	442	14,288
Investments in real estate	—	(80,335)
Investments in equipment	(8)	—
Investments in renovations of existing real estate	(1,443)	(3,057)
Investment in equity method investment	—	(875)
Distribution from equity method investment	288	—
Proceeds from sale of real estate	—	39,260
Net cash used in investing activities	(9,133)	(51,017)

Cash flows from financing activities:
Proceeds from revolving credit facility	30,000	125,000
Payments on revolving credit facility	(298,000)	(17,000)
Payments on term loans	(100,094)	(304)
Proceeds from issuance of senior notes	396,784	—
Debt issuance costs	(4,459)	—
Distributions to noncontrolling interests	(258)	(16)
Proceeds from noncontrolling interests	—	13
Taxes remitted on employee stock awards	—	(2,705)
Proceeds from issuance of common shares, net	47,951	(87)
Dividends paid to stockholders	(49,818)	(46,817)
Net cash provided by financing activities	22,106	58,084

Increase in cash and cash equivalents and restricted cash	69,885	64,149
Cash and cash equivalents and restricted cash, beginning of period	46,343	15,669
Cash and cash equivalents and restricted cash, end of period	$116,228	$79,818
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Three Months Ended
	March 31,
	2021	2020
	(unaudited)
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$9,674	$12,954
Supplemental disclosure of non-cash investing and financing activities:
Real estate acquired in exchange for mortgage notes receivable	$—	$59,350
Increase in mortgage note receivable from sale of real estate	$—	$4,000
Change in accounts payable related to investments in real estate construction	$(112)	$(234)
Change in accounts payable related to distributions to noncontrolling interests	$(25)	$—

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Cumulative Dividends in Excess of Net Income	Accumulated Other Comprehensive Income Loss	Total National Health Investors, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances at December 31, 2020	45,185,992	$452	$1,540,946	$(22,015)	$(7,149)	$1,512,234	$10,711	$1,522,945
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	—
Noncontrolling interest conveyed in acquisition	—	—	—	—	—	—	—	—
Noncontrolling interest distribution	—	—	—	—	—	—	(233)	(233)
Total comprehensive income	—	—	—	35,332	1,772	37,104	52	37,156
Issuance of common stock, net	661,951	7	47,944	—	—	47,951	—	47,951
Shares issued on stock options exercised	2,656	—	—	—	—	—	—	—
Stock-based compensation	—	—	5,446	—	—	5,446	—	5,446
Dividends declared, $1.1025 per common share	—	—	—	(50,550)	—	(50,550)	—	(50,550)
Balances at March 31, 2021	45,850,599	$459	$1,594,336	$(37,233)	$(5,377)	$1,552,185	$10,530	$1,562,715

	Common Stock		Capital in Excess of Par Value	Cumulative Net Income in Excess (Deficit) of Dividends	Accumulated Other Comprehensive Loss	Total National Health Investors Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balances at December 31, 2019	44,587,486	$446	$1,505,948	$(5,331)	$(3,432)	$1,497,631	$621	$1,498,252
Cumulative effect of change in accounting principle	—	—	—	(4,225)	—	(4,225)	—	(4,225)
Noncontrolling interest conveyed in acquisition	—	—	—	—	—	—	10,791	10,791
Noncontrolling interest distribution	—	—	—	—	—	—	(16)	(16)
Total comprehensive income	—	—	—	61,023	(8,699)	52,324	39	52,363
Issuance of common stock, net	—	—	(85)	—	—	(85)	—	(85)
Taxes remitted on employee stock awards	—	—	(2,705)	—	—	(2,705)	—	(2,705)
Shares issued on stock options exercised	62,516	1	(2)	—	—	(1)	—	(1)
Stock-based compensation	—	—	1,845	—	—	1,845	—	1,845
Dividends declared, $1.1025 per common share	—	—	—	(49,226)	—	(49,226)	—	(49,226)
Balances at March 31, 2020	44,650,002	$447	$1,505,001	$2,241	$(12,131)	$1,495,558	$11,435	$1,506,993

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)

Note 1. Organization and Nature of Business

National Health Investors, Inc. (“NHI,” “the Company,” “we,” “us,” or “our”), established in 1991 as a Maryland corporation, is a self-managed real estate investment trust (“REIT”) specializing in sale-leaseback, joint venture, mortgage and mezzanine financing of need-driven and discretionary senior housing and medical facility investments. Our portfolio consists of lease, mortgage and other note investments in independent living facilities, assisted living facilities, entrance-fee communities, senior living campuses, skilled nursing facilities, hospitals and medical office buildings. As of March 31, 2021, we had investments of $3.3 billion in 228 health care real estate properties located in 34 states and leased pursuant primarily to triple-net leases to 34 lessees consisting of 151 senior housing communities (“SHO”), 72 skilled nursing facilities, three hospitals and two medical office buildings. Our portfolio of 14 mortgages along with other notes receivable totaled $306.2 million, excluding an allowance for expected credit losses of $4.9 million, as of March 31, 2021.

Note 2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements. In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation. Interim results of operations are not necessarily indicative of the results that may be achieved for a full year. The condensed consolidated financial statements and related notes do not include all information and footnotes required by GAAP for annual reports. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2020, included in our 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

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

At March 31, 2021, we held interests in seven unconsolidated VIEs, and, because we lack either directly or through related parties the power to direct the activities that most significantly impact their economic performance, we have concluded that the Company is not the primary beneficiary. Accordingly, we account for our transactions with these entities and their subsidiaries at either amortized cost or net realizable value for straight-line receivables, excluding our investment accounted for under the equity method discussed in Note 5.

The Company’s unconsolidated VIEs are summarized below by date of initial involvement. For further discussion of the nature of the relationships, including the sources of exposure to these VIEs, see the notes to our condensed consolidated financial statements cross-referenced below.

Date	Name	Source of Exposure	Carrying Amount	Maximum Exposure to Loss	Note Reference
2012	Bickford Senior Living	Various[1]	$64,495,000	$76,317,000	Notes 3, 4
2014	Senior Living Communities	Notes and straight-line receivable	$83,546,000	$84,057,000	Notes 3, 4
2016	Senior Living Management	Notes and straight-line receivable	$26,997,000	$26,997,000	—
2018	Sagewood, LCS affiliate	Notes	$164,763,000	$178,945,000	Note 4
2019	41 Management, LLC	Notes and straight-line receivable	$15,872,000	$33,765,000	Note 7
2020	Timber Ridge OpCo, LLC	Various[2]	$(3,346,000)	$1,654,000	Notes 5, 7
2020	Watermark Retirement	Notes and straight-line receivable	$4,403,000	$9,403,000	Note 7
1 Notes, loan commitments, straight-line rent receivables, and unamortized lease incentives
2 Loan commitment, equity method investment and straight-line rent receivables

We are not obligated to provide support beyond our stated commitments to these tenants and borrowers whom we classify as VIEs, and accordingly, our maximum exposure to loss as a result of these relationships is limited to the amount of our commitments, as shown above and discussed in the notes. Economic loss on a lease, in excess of what is presented in the table above, if any, would be limited to that resulting from a short period of arrearage and non-payment of monthly rent before we are able to take effective remedial action, as well as costs incurred in transitioning the lease to a new tenant. The potential extent of such loss would be dependent upon individual facts and circumstances, and is therefore not included in the table above.

In the future, NHI may be deemed the primary beneficiary of the operations if the tenants do not have adequate liquidity to accept the risks and rewards as the tenant and operator of the properties and might be required to consolidate the statements of financial position and results of operations of the operators into our consolidated financial statements.

We consolidate two real estate partnerships formed with our partners, Discovery Senior Housing Investor XXIV, LLC, (“Discovery”) and LCS Timber Ridge LLC (“LCS”), to invest in senior housing facilities. As of and for the three months ended March 31, 2021, our non-controlling interests relate to these partnerships with Discovery and LCS.

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

Cash and Cash Equivalents and Restricted Cash

Cash equivalents consist of all highly liquid investments with an original maturity of three months or less. Restricted cash includes amounts required to be held on deposit or subject to an agreement (e.g., with a qualified intermediary subject to an Internal Revenue Code §1031 exchange agreement or in accordance with agency agreements governing our mortgages).

The following table sets forth our “Cash, cash equivalents and restricted cash” reported within the Company’s Condensed Consolidated Statements of Cash Flows ($ in thousands):

	March 31, 2021	March 31, 2020
Cash and cash equivalents	$113,375	$46,049
Restricted cash (included in Other assets)	2,853	33,769
	$116,228	$79,818

Accounting for Lease Modifications related to Coronavirus Disease 2019

In April 2020, the FASB issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the coronavirus (“COVID-19”) pandemic. The Lease Modification Q&A clarifies that entities may elect not to evaluate whether lease-related relief provided to mitigate the economic effects of COVID-19 pandemic is a lease modification under ASC 842. Instead, an entity that elects not to evaluate whether a concession directly related to COVID-19 pandemic, which does not substantially increase either its rights as lessor or the obligations of the tenant, is a modification can elect whether to apply the modification guidance. An entity should apply the election consistently to leases with similar characteristics and similar circumstances. NHI has elected not to apply the modification guidance under ASC 842 and has accounted for rent concessions as variable lease payments when applicable, recorded as rental income when received. During the three months ended March 31, 2021, the Company provided $4.2 million in lease concessions as a result of COVID-19 pandemic, as discussed in more detail in Note 7.

Note 3. Real Estate Properties and Investments

Tenant Concentration

The following table contains information regarding tenant concentration in our portfolio, excluding $2.5 million for our corporate office and a credit loss reserve balance of $4.9 million, based on the percentage of revenues for the three months ended March 31, 2021 and 2020, related to tenants or affiliates of tenants, that exceed 10% of total revenue ($ in thousands):

	as of March 31, 2021				Revenues[1]
	Asset	Number of	Real	Notes	Three Months Ended March 31,
	Class	Properties	Estate	Receivable	2021		2020

Senior Living Communities	EFC	10	$573,631	$44,189	$12,723	16%	$12,717	15%
Bickford Senior Living	ALF	48	534,376	35,079	10,207	13%	13,603	16%
Holiday Retirement	ILF	26	532,672	—	10,185	13%	10,176	12%
National HealthCare Corporation (NHC)	SNF	42	171,235	—	9,452	12%	9,448	11%
All others[2]	Various		1,451,799	226,906	36,157	44%	35,579	42%
Escrow funds received from tenants
for property operating expenses	Various		—	—	2,161	2%	1,553	2%
			$3,263,713	$306,174	$80,885		$83,076

1 includes interest income on notes receivable
2 includes prior period amounts for disposals or transitioned to new operators

At March 31, 2021, the one state in which we had an investment concentration of 10% or more was South Carolina (10.3%).

NHC Percentage Rent

Under the terms of our two leases with NHC, rent escalates by 4% of the increase, if any, in each of the facility’s revenue over a base year and is referred to as percentage rent. The following table summarizes the percentage rent income from NHC ($ in thousands):

	Three Months Ended March 31,
	2021	2020
Current year	$920	$926
Prior year final certification[1]	(5)	(14)
Total percentage rent income	$915	$912
1 For purposes of the percentage rent calculation described in the master lease agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

Two of our board members, including our chairman, are also members of NHC’s board of directors.

Tenant Purchase Options

Certain of our leases contain purchase options allowing tenants to acquire the leased properties. At March 31, 2021, we had a net investment of $40.2 million in six real estate properties which are subject to exercisable tenant purchase options. Tenant purchase options on 11 properties in which we had an aggregate net investment of $100.1 million at March 31, 2021, become exercisable between 2022 and 2028. Rental income from leased properties with tenant purchase options either currently exercisable or exercisable in the future was $5.0 million and $4.4 million for the three months ended March 31, 2021 and 2020, respectively.

In January 2021, we received notification of a tenant’s intention to acquire in July 2021, pursuant to a purchase option, one of the six properties mentioned above, a behavioral hospital located in Tennessee, for approximately $26.4 million. The net investment at March 31, 2021 was $21.1 million. Rental income was $0.7 million for both the three months ended March 31, 2021 and 2020. We cannot reasonably estimate at this time the probability that any other purchase options will be exercised in the future. Consideration to be received from the exercise of any tenant purchase option is expected to exceed our net investment in the leased property or properties.

Other Portfolio Activity

Tenant Transitioning

Nine properties were transitioned during 2019 to five new tenants following a period of non-compliance by the former operators. Two leases with new tenants for six of these properties specify periods during which rental income is based on operating income, net of management fees. We recognized rental income from these nine properties of $0.9 million and $1.6 million for the three months ended March 31, 2021 and 2020, respectively.

Future Minimum Base Rent

Future minimum lease payments to be received by us under our operating leases at March 31, 2021, are as follows ($ in thousands):

Remainder of 2021	$215,167
2022	287,817
2023	283,511
2024	277,004
2025	273,507
2026	277,816
Thereafter	1,158,838
$2,773,660

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

	Three Months Ended
	March 31,
	2021	2020
Lease payments based on fixed escalators, net of deferrals	$67,281	$68,669
Lease payments based on variable escalators	1,326	1,364
Straight-line rent income	4,241	5,177
Escrow funds received from tenants for property operating expenses	2,161	1,553
Amortization of lease incentives	(260)	(236)
Rental income	$74,749	$76,527

Bickford Portfolio Sale

Effective April 30, 2021, we executed an agreement for the sale of six properties that were leased to Bickford for a purchase price of $52.9 million, which includes a $13.0 million Company-financed second mortgage. Upon completion of this transaction, Bickford satisfied the terms of our prior agreement that contingently waived $2.1 million in rent for the third quarter of 2020 and none of that amount will be repaid. These six properties had an aggregate net book value of approximately $34.6 million as of March 31, 2021. Rental income from this portfolio was $1.3 million and $1.5 million for the three months ended March 31, 2021 and 2020, respectively. These properties were part of the Company’s ongoing negotiations for the sale to Bickford of nine properties leased to Bickford. We continue to explore our options for the remaining three properties including a sale to a third party, re-tenanting, or retaining the existing lease with Bickford.

Note 4. Mortgage and Other Notes Receivable

At March 31, 2021, our investments in mortgage notes receivable totaled $268.4 million secured by real estate and other assets of the borrower (e.g., UCC liens on personal property) related to 14 facilities and other notes receivable totaled $37.8 million guaranteed by significant parties to the notes or by cross-collateralization of properties with the same owner. These balances exclude a credit loss reserve of $4.9 million at March 31, 2021. All our notes were on full accrual basis at March 31, 2021.

In April 2021, the Company entered into a $50.0 million mezzanine loan and security agreement with Montecito Medical Real Estate for a new fund that will invest in medical real estate, including medical office buildings, throughout the United States. Amounts under the loan agreement will be funded as real estate investments are identified for acquisition. Borrowings under the loan agreement will bear interest at an annual rate of 9.5% and accrue an additional 2.5% in interest to be paid upon certain future events including repayments, sales of fund investments, and refinancings. The mezzanine loan has a five year term, commencing on the earlier of full deployment of the funds or two years and includes two one year extensions.

Credit Loss Reserve

Our principal measures of credit quality, except for construction mortgages, are debt service coverage for amortizing loans and interest or fixed charge coverage for non-amortizing loans collectively (“Coverage”). A Coverage ratio provides a measure of the borrower’s ability to make scheduled principal and interest payments. The Coverage ratios presented in the following table have been calculated utilizing the most recent date for which data is available, December 31, 2020, using EBITDARM (earnings before interest, taxes, depreciation, amortization, rent and management fees) and the requisite debt service, interest service or fixed charges, as defined in the applicable loan agreement. We categorize Coverage into three levels: (i) more than 1.5x, (ii) between 1.0x and 1.5x, (iii) less than 1.0x. We update the calculation of coverage on a quarterly basis. Coverage is not a meaningful credit quality indicator for construction mortgages as either these developments are not generating any operating income, or they have insufficient operating income as occupancy levels necessary to stabilize the properties have not yet been achieved. We measure credit quality for these mortgages by considering the construction and stabilization timeline and the financial condition of the borrower as well as economic and market conditions. As of March 31, 2021, we did not have any construction loans that we considered underperforming. The tables below present outstanding note balances as of March 31, 2021 at amortized cost.

We consider the guidance in ASC 310-20 when determining whether a modification, extension or renewal constitutes a current period origination. The credit quality indicator as of March 31, 2021, is presented below for the amortized cost, net by year of origination ($ in thousands):

	2020	2019	2018	2017	2016	Prior	Total
Mortgages
more than 1.5x	$8,424	$8,833	$193,463	$—	$—	$4,540	$215,260
between 1.0x and 1.5x	—	—	—	—	10,000	—	10,000
less than 1.0x	3,989	39,123	—	—	—	—	43,112
No coverage available	—	—	—	—	—	—	—
	12,413	47,956	193,463	$—	10,000	4,540	268,372
Mezzanine
more than 1.5x	—	—	—	—	—	—	—
between 1.0x and 1.5x	—	—	—	—	—	—	—
less than 1.0x	—	—	—	—	14,491	11,072	25,563
No coverage available	—	750	—	—	—	—	750
	—	750	—	—	14,491	11,072	26,313
Revolver
more than 1.5x							—
between 1.0x and 1.5x							11,489
less than 1.0x							—
							11,489
					Credit loss reserve		(4,856)
							$301,318

Due to the economic uncertainty created by the COVID-19 pandemic and the potential impact on the collectability of our mortgages and other notes receivable, we forecasted at the beginning of the pandemic a 20% increase in the probability of a default and a 20% increase in the amount of loss from a default resulting in an effective adjustment of 44%.

The allowance for expected credit losses is presented in the following table for the three months ended March 31, 2021 ($ in thousands):

Beginning balance January 1, 2021	$4,946
Provision for expected credit losses	(90)
Balance March 31, 2021	$4,856

Bickford

At March 31, 2021, our construction loans to Bickford are summarized in the following table ($ in thousands):

Commencement	Rate	Maturity	Commitment	Drawn	Location
January 2018	9%	5 years	$14,000	$(14,000)	Virginia
July 2018	9%	5 years	14,700	(14,700)	Michigan
June 2020	9%	5 years	14,200	(2,390)	Virginia
			$42,900	$(31,090)

The construction loans are secured by first mortgage liens on substantially all real and personal property as well as a pledge of any and all leases or agreements which may grant a right of use to the property. Usual and customary covenants extend to the agreements, including the borrower’s obligation for payment of insurance and taxes. NHI has a fair market value purchase option on the properties at stabilization of the underlying operations. On these development projects, Bickford as borrower is entitled to up to $2.0 million per project in incentives based on the achievement of predetermined operational milestones and, if funded, will increase NHI's future purchase price and eventual NHI lease payment.

Senior Living Communities

On March 30, 2021, we amended the revolving line of credit agreement with Senior Living Communities (“Senior Living”) to increase availability from $15.0 million to $20.0 million. Borrowings by Senior Living under the revolver are to be used for working capital needs and to finance construction projects within its portfolio, including building additional units. Beginning January 1, 2023, availability under the revolver reduces to $15.0 million. The revolver matures in December 2029 at the time of lease maturity. At March 31, 2021, the $11.5 million outstanding under the facility bears interest at 7.74% per annum, the prevailing 10-year U.S. Treasury rate plus 6%.

The Company also has a mortgage loan of $32.7 million to Senior Living that commenced in July 2019 for the acquisition of a 248-unit continuing care retirement community in Columbia, South Carolina. The mortgage loan is for a term of five years with two one year extensions and carries an interest rate of 7.25%. Additionally, the loan conveys to NHI a purchase option at a stated minimum price of $38.3 million, subject to adjustment for market conditions.

Note 5. Equity Method Investment

Our initial $0.9 million investment in the operating company, Timber Ridge OpCo, held by our Taxable REIT Subsidiary (“TRS”) arose in conjunction with the acquisition of a CCRC from LCS-Westminster Partnership III, LLP, in January 2020. We structured our arrangement with our JV partner, LCS Timber Ridge LLC, to be compliant with the provisions of the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”). Accordingly, the TRS holds our 25% equity interest in Timber Ridge OpCo, which permits the TRS to engage in activities and share in cash flows that would otherwise be non-qualifying income under the REIT gross income test. As part of our investment, we provided Timber Ridge OpCo a revolving credit facility of up to $5.0 million of which no funds have been drawn.

We account for our investment in Timber Ridge OpCo under the equity method since we are not the primary beneficiary of Timber Ridge OpCo as our participating rights do not give us the power to direct the activities that most significantly impact Timber Ridge OpCo’s economic performance. Our equity share in the losses of Timber Ridge OpCo during three months ended March 31, 2021 and 2020, was $0.8 million and $0.4 million, respectively. During first quarter of 2021, we received $0.3 million in cash distributions from Timber Ridge OpCo. Under the equity method, we decrease the carrying value of our investment for losses in the entity and distributions to NHI for cumulative amounts up to and including our basis plus any commitments to fund operations. As of March 31, 2021, we have recognized our share of Timber Ridge OpCo’s operating losses in excess of our initial investment. These cumulative losses of $3.3 million in excess of our original basis are included in “Accounts payable and accrued expenses” in our Condensed Consolidated Balance Sheet as of March 31, 2021. Our commitments are currently limited to the additional $5.0 million under the revolving credit facility.

The Timber Ridge property is subject to early resident mortgages secured by a Deed of Trust and Indenture of Trust (the “Deed and Indenture”). As part of our acquisition, Timber Ridge PropCo acquired the Timber Ridge property and a subordination agreement was entered into pursuant to which the Trustee acknowledged and confirmed that the security interests created under the Deed and Indenture were subordinate to any security interests granted in connection with the loan made by NHI to Timber Ridge PropCo. In addition, by terms of the resident loan assumption agreement, during the term of the lease (seven years with two renewal options), Timber Ridge OpCo is to indemnify Timber Ridge PropCo for any repayment by Timber Ridge PropCo of these liabilities under the guarantee. As a result of the subordination and resident loan assumption agreements, a liability was not recorded for the resident loan obligation upon acquisition and as of March 31, 2021. The balance secured by the Deed and Indenture was $16.7 million at March 31, 2021.

Note 6. Debt

Debt consists of the following ($ in thousands):

	March 31, 2021	December 31, 2020
Revolving credit facility - unsecured	$30,000	$298,000
Bank term loans - unsecured	550,000	650,000
Senior notes - unsecured, net of discount of $3,162	396,838	—
Private placement term loans - unsecured	400,000	400,000
Fannie Mae term loans - secured, non-recourse	95,260	95,354
Convertible senior notes - unsecured	60,000	60,000
Unamortized loan costs	(7,373)	(4,069)
	$1,524,725	$1,499,285

Aggregate principal maturities of debt as of March 31, 2021 are as follows ($ in thousands):

Remainder of 2021 (including Convertible Notes)	$60,277
2022	280,389
2023	475,408
2024	75,425
2025	143,761
2026	—
Thereafter	496,838
1,532,098
Less: unamortized loan costs	(7,373)
$1,524,725

Convertible senior notes

On April 1, 2021, the $60.0 million in aggregate principal amount of our 3.25% senior unsecured convertible notes (the “Convertible Notes”) matured. The Company paid $67.1 million, including accrued interest of $1.0 million and a $6.1 million conversion premium to retire the Convertible Notes. The conversion premium was recorded as a reduction of “Capital in excess of par value” in our Condensed Consolidated Balance Sheets.

Unsecured revolving credit facility and bank term loans

Our unsecured bank credit facility consists of two term loans - $250.0 million maturing in August 2022 and $300.0 million maturing in September 2023 - and a $550.0 million revolving credit facility that was initially scheduled to mature in August 2021. In April 2021, the Company elected to exercise the extension option on the revolving credit facility available after payment of a 10 basis point extension fee totaling $0.6 million, extending the maturity of the revolver to August 2022. We have swap agreements to fix the interest rates on $400.0 million of term loans that expire in December 2021.

On January 26, 2021, we repaid a $100.0 million term loan that was entered into July 2020 with the net proceeds from the 2031 Senior Notes offering discussed below. The term loan bore interest at a rate of 30-day LIBOR (with a 50 basis point floor) plus 185 basis points (“bps”), based on our current leverage ratios. Upon repayment, the Company expensed approximately $0.5 million of deferred financing cost associated with this loan which is included in “Loss on early retirement of debt” in our Condensed Consolidated Statement of Income for the three months ended March 31, 2021.

The revolving facility fee is currently 20 bps per annum, and based on our current leverage ratios, the facility presently provides for floating interest on the revolver and the term loans at 30-day LIBOR plus 120 bps and a blended 132 bps, respectively. At March 31, 2021 and December 31, 2020, 30-day LIBOR was 11 bps and 14 bps, respectively.

At March 31, 2021, we had $520.0 million available to draw on the revolving portion of our credit facility, subject to usual and customary covenants. Among other stipulations, the unsecured credit facility agreement requires that we maintain certain financial ratios within limits set by our creditors. At March 31, 2021, we were in compliance with these ratios.

Pinnacle Bank is a participating member of our banking group. A member of NHI’s Board of Directors and chairman of our audit committee is also the chairman of Pinnacle Financial Partners, Inc., the holding company for Pinnacle Bank. NHI’s local banking transactions are conducted primarily through Pinnacle Bank.

Senior Notes due 2031

On January 26, 2021, we issued $400.0 million aggregate principal amount of 3.00% senior notes that mature on February 1, 2031 and pay interest semi-annually (the “2031 Senior Notes”). The 2031 Senior Notes were sold at an issue price of 99.196% of face value before the underwriters’ discount. Our net proceeds from the 2031 Senior Notes offering, after deducting underwriting discounts and expenses, were approximately $392.3 million. We used the net proceeds from the 2031 Senior Notes offering to repay our $100.0 million term loan that was entered into in July 2020 and reduce borrowings outstanding under our revolving credit facility.

The 2031 Senior Notes are subject to affirmative and negative covenants, including financial covenants. As of March 31, 2021 we were in compliance with all affirmative and negative covenants, including financial covenants for our 2031 Senior Notes borrowings.

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

Fannie Mae term loans

In March 2015, we obtained $78.1 million in Fannie Mae financing. The term-debt financing consists of interest-only payments at an annual rate of 3.79% and a 10-year maturity. The mortgages are non-recourse and secured by thirteen properties leased to Bickford. In a December 2017 acquisition, we assumed additional Fannie Mae debt that amortizes through 2025 when a balloon payment will be due, is subject to prepayment penalties until 2024, bears interest at a nominal rate of 4.6%, and has a remaining balance of $17.2 million at March 31, 2021. All together, these notes are secured by facilities having a net book value of $129.0 million at March 31, 2021.

Interest Rate Swap Agreements

Our existing interest rate swap agreements will collectively continue through December 2021 to hedge against fluctuations in variable interest rates applicable to $400.0 million of our bank loans. During the remainder of 2021, approximately $5.4 million of losses, which are included in “Accumulated other comprehensive loss” in our Condensed Consolidated Balance Sheets, are projected to be reclassified into earnings.

As of March 31, 2021, we employed the following interest rate swap contracts to mitigate our interest rate risk on our bank term and revolver loans described above ($ in thousands):

Date Entered	Maturity Date	Swap Rate	Rate Index	Notional Amount	Fair Value (Liability)
March 2019	December 2021	2.22%	1-month LIBOR	$100,000	$(1,574)
March 2019	December 2021	2.21%	1-month LIBOR	$100,000	$(1,584)
June 2019	December 2021	1.61%	1-month LIBOR	$150,000	$(1,661)
June 2019	December 2021	1.63%	1-month LIBOR	$50,000	$(558)

If the fair value of the hedge is an asset, we include it in our Condensed Consolidated Balance Sheets in the line item “Other assets”, and, if a liability, as a component of “Accounts payable and accrued expenses”. See Note 11 for fair value disclosures about our interest rate swap agreements. Net liability balances for our hedges included as components of “Accounts payable and accrued expenses” on March 31, 2021 and December 31, 2020, were $5.4 million and $7.1 million, respectively.

The following table summarizes interest expense ($ in thousands):

	Three Months Ended
	March 31,
	2021	2020
Interest expense on debt at contractual rates	$10,452	$13,003
Losses reclassified from accumulated other
comprehensive income into interest expense	1,778	492
Capitalized interest	(16)	(98)
Amortization of debt issuance costs, debt discount and other	759	743
Total interest expense	$12,973	$14,140

Note 7. Commitments, Contingencies and Uncertainties

In the normal course of business, we enter into a variety of commitments, typically consisting of funding of revolving credit arrangements, construction and mezzanine loans to our operators to conduct expansions and acquisitions for their own account classified below as loan commitments and commitments for the funding of construction for expansion or renovation to our existing properties under lease classified below as development commitments. In our leasing operations, we offer to our tenants and to sellers of newly acquired properties a variety of inducements which originate contractually as contingencies but which may become commitments upon the satisfaction of the contingent event. Contingent payments earned will be included in the respective lease bases when funded. The tables below summarize our existing, known commitments and contingencies as of March 31, 2021 according to the nature of their impact on our leasehold or loan portfolios. ($ in thousands):

	Asset Class	Type	Total	Funded	Remaining
Loan Commitments:
LCS Sagewood Note A	SHO	Construction	$118,800	$(104,618)	$14,182
LCS Sagewood Note B	SHO	Construction	61,200	(61,200)	—
Bickford Senior Living	SHO	Construction	42,900	(31,090)	11,810
41 Management	SHO	Construction	22,200	(6,207)	15,993
Senior Living Communities	SHO	Revolving Credit	20,000	(11,489)	8,511
41 Management	SHO	Construction	10,800	(8,901)	1,899
Timber Ridge OpCo	SHO	Working Capital	5,000	—	5,000
Watermark Retirement	SHO	Working Capital	5,000	—	5,000
			$285,900	$(223,505)	$62,395

As provided above, loans funded do not include the effects of discounts or commitment fees.

The credit loss liability for unfunded loan commitments is estimated using the same methodology as for our funded mortgage and other notes receivable based on the estimated amount that we expect to fund. We applied the same COVID-19 pandemic adjustments as discussed in Note 4.

The liability for expected credit losses on our unfunded loans is presented in the following table for the three months ended March 31, 2021 ($ in thousands):

Beginning balance January 1, 2021	$270
Provision for expected credit losses	40
Balance at March 31, 2021	$310

	Asset Class	Type	Total	Funded	Remaining
Development Commitments:
Woodland Village	SHO	Renovation	$7,515	$(7,425)	$90
Senior Living Communities	SHO	Renovation	9,930	(9,930)	—
Wingate Healthcare	SHO	Renovation	1,900	(1,800)	100
Discovery Senior Living	SHO	Renovation	900	(899)	1
Watermark Retirement	SHO	Renovation	6,500	(3,000)	3,500
Other	SHO	Various	1,650	(391)	1,259
			$28,395	$(23,445)	$4,950

In addition to the commitments listed above, Discovery PropCo has committed to Discovery Senior Living for funding up to $2.0 million toward the purchase of condominium units located at one of the facilities. As of March 31, 2021, we have funded $1.0 million toward this commitment.

As of March 31, 2021, we had $31.9 million of contingent lease inducement commitments in six lease agreements which are generally based on the performance of facility operations and may or may not be met by the tenant. At March 31, 2021, we had funded $1.5 million toward these commitments of which $1.0 million was funded during the three months ended March 31, 2021.

COVID-19 Pandemic Contingencies

Since the World Health Organization declared coronavirus disease 2019 a pandemic on March 11, 2020, the continually evolving pandemic has resulted in a widespread health crisis adversely affecting governments, businesses, and financial markets. The COVID-19 pandemic and related health and safety measures continue to impact the operations of many of the Company’s tenants, operators and borrowers. The federal government has provided economic assistance and other forms of assistance which mitigated to some extent the negative financial impact of the pandemic for certain of our tenants and operators who are eligible.

Revenues for the operators of our properties continue to be significantly impacted by occupancy. Building occupancy rates have been and may continue to be adversely affected by the COVID-19 pandemic if it continues to cause sustained negative trends such as early resident move-outs, delays in admitting new residents, or other collateral events such as a weakening in the housing market, a typical funding source for our senior housing operators’ customers. In addition, actions our operators take to address outbreaks could materially increase their operating costs, including costs related to enhanced health and safety precautions among other measures. A decrease in occupancy or increase in costs could have a material adverse effect on the ability of our operators to meet their financial and other contractual obligations to us, including the payment of rent, as well as on our results of operations.

Since the pandemic began, we have granted rent concessions as shown in the following table ($ in thousands):

			Three months ended
	As of December 31, 2020		March 31, 2021		Cumulative Totals
	Deferrals	Abatements	Deferrals	Abatements	Deferrals	Abatements
Bickford Senior Living	$3,750	$2,100	$3,750	$—	$7,500	$2,100
All Others	1,232	50	447	—	1,679	50
	$4,982	$2,150	$4,197	$—	$9,179	$2,150

The deferred amounts noted in the table above accrue interest starting at 8% per annum from the date of the deferral until paid in full under the terms of each tenant’s deferral agreement.

We have agreed with Bickford to defer $5.0 million in contractual rent due for the second quarter of 2021. See Note 3 for further discussion on Bickford rent concessions. We have either reached agreement or are in advanced discussions with four other tenants regarding additional rent concessions of approximately $2.3 million for the second quarter 2021. The majority of the deferrals we have granted are expected to bear interest at 8% per annum. We are also in negotiations with Holiday that could result in rent concessions starting in the second quarter of 2021 and may utilize a portion of our lease deposit with Holiday that totaled approximately $10.6 million as of March 31, 2021.

When applicable, we have accounted for rent concessions as variable lease payments, recorded as rental income when received, in accordance with the FASB's Lease Modification Q&A. Reference Note 2 for further discussion. We will evaluate any rent deferral requests as a result of the COVID-19 pandemic on a tenant-by-tenant basis. The extent of future concessions we make as a result of the COVID-19 pandemic, which could have a material impact on our future operating results, cannot be reasonably or reliably projected by us at this time.

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

Note 8. Equity and Dividends

At-the-Market (ATM) Equity Program

During the three months ended March 31, 2021, we issued 661,951 common shares through the ATM program with an average price of $73.62, resulting in net proceeds of approximately $48.0 million. We intend to use the proceeds from any further activity under the ATM program for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under our credit facility.

Dividends

The following table summarizes dividends declared by the Board of Directors or paid during the three months ended March 31, 2021 and 2020:

Three Months Ended March 31, 2021
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
December 15, 2020	December 31, 2020	January 29, 2021	$1.1025
March 12, 2021	March 31, 2021	May 7, 2021	$1.1025

Three Months Ended March 31, 2020
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
November 7, 2019	December 31, 2019	January 31, 2020	$1.05
February 19, 2020	March 31, 2020	May 8, 2020	$1.1025

Note 9. Stock-Based Compensation

The Company’s outstanding stock incentive awards have been granted under two incentive plans – the 2012 Stock Incentive Plan (“2012 Plan”) and the 2019 Stock Incentive Plan (“2019 Plan”). During the first quarter of 2021, we granted stock options under the 2019 Plan of 639,500 and the remaining 12,500 awards available under the 2012 Plan. As of March 31, 2021, shares available for future grants totaled 2,117,336 all under the 2019 plan. The following is a summary of stock-based compensation expense, net of any forfeitures, included in “General and administrative expenses” in the Condensed Consolidated Statements of Income ($ in thousands):

	Three Months Ended
	March 31,
	2021	2020
Non-cash stock-based compensation expense	$5,446	$1,845

The weighted average fair value of options granted during the three months ended March 31, 2021 and 2020 was $14.54 and $5.54 per option, respectively. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2021	2020
Dividend yield	6.7%	5.1%
Expected volatility	48.1%	16.8%
Expected lives	2.9 years	2.9 years
Risk-free interest rate	0.33%	1.31%

The following table summarizes our outstanding stock options:

			Weighted Average
	Number	Weighted Average	Remaining
	of Shares	Exercise Price	Contractual Life (Years)
Options outstanding January 1, 2020	1,004,014	$74.35
Options granted	584,500	$90.79
Options exercised	(512,509)	$72.98
Options forfeited	(8,000)	$88.08
Options outstanding, March 31, 2020	1,068,005	$83.90

Exercisable at March 31, 2020	600,327	$81.22

Options outstanding January 1, 2021	1,033,838	$83.54
Options granted	652,000	$69.20
Options exercised	(20,000)	$60.52
Options outstanding, March 31, 2021	1,665,838	$78.20	3.88

Exercisable at March 31, 2021	1,180,824	$79.31	3.58

At March 31, 2021, the aggregate intrinsic value of stock options outstanding and exercisable was $2.8 million and $1.7 million, respectively. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2021 and 2020 was $0.2 million or $9.27 per share and $8.1 million or $15.84 per share, respectively.

As of March 31, 2021, unrecognized compensation expense totaling $4.8 million associated with unvested stock options is expected to be recognized over the following periods: remainder of 2021 - $3.0 million, 2022 - $1.6 million and 2023 - $0.2 million.

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

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per common share ($ in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2021	2020
Net income attributable to common stockholders	$35,332	$61,023

BASIC:
Weighted average common shares outstanding	45,305,087	44,613,593

DILUTED:
Weighted average common shares outstanding	45,305,087	44,613,593
Stock options	10,873	4,546
Convertible senior notes	41,813	—
Weighted average dilutive common shares outstanding	45,357,773	44,618,139

Net income attributable to common stockholders - basic	$0.78	$1.37
Net income attributable to common stockholders - diluted	$0.78	$1.37

Incremental anti-dilutive shares excluded:
Net share effect of stock options with an exercise price in excess of the average market price for our common shares	216,762	305,862

Regular dividends declared per common share	$1.1025	$1.1025

Note 11. Fair Value of Financial Instruments

Our financial assets and liabilities measured at fair value on a recurring basis include derivative financial instruments. Derivative financial instruments include our interest rate swap agreements.

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

Assets and liabilities measured at fair value on a recurring basis are as follows ($ in thousands):

		Fair Value Measurement
	Balance Sheet Classification	March 31, 2021	December 31, 2020
Level 2
Interest rate swap liability	Accounts payable and accrued expenses	$5,377	$7,150

Carrying amounts and fair values of financial instruments that are not carried at fair value at March 31, 2021 and December 31, 2020 in the Condensed Consolidated Balance Sheets are as follows ($ in thousands):

	Carrying Amount		Fair Value Measurement
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Level 2
Variable rate debt	$578,087	$945,078	$580,000	$948,000
Fixed rate debt	$946,638	$554,207	$927,281	$575,292

Level 3
Mortgage and other notes receivable, net	$301,318	$292,427	$320,783	$321,021

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

Carrying amounts of cash and cash equivalents and restricted cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. The fair values of our borrowings under our revolving credit facility and other variable rate debt are reasonably estimated at their notional amounts at March 31, 2021 and December 31, 2020, due to the predominance of floating interest rates, which generally reflect market conditions.

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

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of factors including, but not limited to, the following:

*    Actual or perceived risks associated with public health epidemics or outbreaks, such as the coronavirus (“COVID-19”), have had and are expected to continue to have a material adverse effect on our business and results of operations;

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

See the notes to the annual audited consolidated financial statements in our most recent Annual Report on Form 10-K for the year ended December 31, 2020, and “Business” and “Risk Factors” under Item 1 and Item 1A therein for a further discussion of these and of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. You should carefully consider these risks before making any investment decisions in the Company. These risks and uncertainties are not the only ones facing the Company. There may be additional risks that we do not presently know of and or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition, results of operations, or cash flows could be materially and adversely affected. In that case, the trading price of our shares of stock could decline and you may lose part or all of your investment. Given these risks and uncertainties, we can give no assurance that these forward-looking statements will, in fact, occur and, therefore, caution investors not to place undue reliance on them.

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

Portfolio

As of March 31, 2021, we had investments in real estate and mortgage and other notes receivable involving 242 facilities located in 34 states. These investments involve 162 senior housing properties, 75 skilled nursing facilities, 3 hospitals, 2 medical office buildings and other notes receivable. These investments consisted of properties with an original cost of approximately $3.3 billion, rented under primarily triple-net leases to 34 lessees, and $306.2 million aggregate carrying value of mortgage and other notes receivable, excluding an allowance for expected credit losses of $4.9 million, due from 9 borrowers.

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

The following tables summarize our investments in real estate and mortgage and other notes receivable as of and for the three months ended March 31, 2021 ($ in thousands):

	Properties	Beds/Sq. Ft.*		Revenue	% Total	Investment
Real Estate Properties
Senior Housing - Need-Driven
Assisted Living	94	5,131		$16,866	20.9%	$950,643
Senior Living Campus	14	1,976		5,803	7.2%	307,552
Total Senior Housing - Need-Driven	108	7,107		22,669	28.1%	1,258,195
Senior Housing - Discretionary
Independent Living	32	3,703		11,767	14.5%	600,615
Entrance-Fee Communities	11	2,707		15,377	19.0%	742,985
Total Senior Housing - Discretionary	43	6,410		27,144	33.5%	1,343,600
Total Senior Housing	151	13,517		49,813	61.6%	2,601,795
Medical Facilities
Skilled Nursing Facilities	72	9,433		20,573	25.4%	595,461
Hospitals	3	207		2,035	2.5%	55,971
Medical Office Buildings	2	88,517	*	167	0.2%	10,486
Total Medical Facilities	77			22,775	28.1%	661,918
Total Real Estate Properties	228			72,588	89.7%	$3,263,713
Escrow Funds Received From Tenants				2,161
Total Rental Income				74,749

Mortgage and Other Notes Receivable
Senior Housing - Need-Driven	9	565		1,407	1.8%	$66,368
Senior Housing - Discretionary	2	714		3,770	4.7%	197,463
Medical Facilities	3	180		104	0.1%	4,541
Other Notes Receivable	—	—		778	1.0%	37,802
Total Mortgage and Other Notes Receivable	14	1,459		6,059	7.6%	$306,174
Other Income				77
Total Revenue				$80,885

Portfolio Summary	Properties	Revenue	% Portfolio	Investment
Real Estate Properties	228	$72,588	92.3%	$3,263,713
Mortgage and Other Notes Receivable	14	6,059	7.7%	306,174
Total Portfolio	242	$78,647	100.0%	$3,569,887

Portfolio by Operator Type
Public	66	$17,647	22.4%	$511,231
National Chain (Privately Owned)	28	15,762	20.0%	832,327
Regional	134	42,733	54.3%	2,091,351
Small	14	2,505	3.3%	134,978
Total Portfolio	242	$78,647	100.0%	$3,569,887

For the three months ended March 31, 2021, operators of facilities who provided 3% or more and collectively 82% of our total revenues were (parent company, in alphabetical order): Bickford Senior Living; Chancellor Health Care; Discovery Senior Living; Health Services Management; Holiday Retirement; Life Care Services; National HealthCare Corporation; Senior Living Communities; and Senior Living Management; and The Ensign Group.

As of March 31, 2021, our average effective annualized rental income was $8,724 per bed for SNFs, $11,746 per unit for SLCs, $14,435 per unit for ALFs, $12,711 per unit for ILFs, $22,723 per unit for EFCs, $39,330 per bed for hospitals, and $7 per square foot for MOBs.

Substantially all of our revenues and sources of cash flows from operations are rents paid under operating leases and interest earned on mortgages and notes receivable. Revenues from these investments represent a primary source of liquidity to fund our distributions to stockholders and depend upon the performance of the operators. Operating difficulties experienced by our operators could have a material adverse effect on the ability of our operators to meet their financial and other contractual obligations to us, as well as on our results of operations. We monitor operator performance through periodic reviews of operating results for each facility, covenant compliance and property inspections, among other activities.

COVID-19 Pandemic

Since the World Health Organization declared COVID-19 a pandemic on March 11, 2020, the continually evolving pandemic has resulted in a widespread health crisis adversely affecting governments, businesses, and financial markets. The COVID-19 pandemic and related health and safety measures continue to impact the operations of many of the Company’s tenants, operators and borrowers. The federal government has provided economic assistance and other forms of assistance which mitigated to some extent the negative financial impact of the pandemic for certain of our tenants and operators who are eligible.

Revenues for the operators of our properties continue to be significantly impacted by occupancy. Building occupancy rates have been and may continue to be adversely affected by the COVID-19 pandemic if it continues to cause sustained negative trends such as early resident move-outs, delays in admitting new residents, or other collateral events such as a weakening in the housing market, a typical funding source for our senior housing operators’ customers. In addition, actions our operators take to address outbreaks could materially increase their operating costs, including costs related to enhanced health and safety precautions among other measures. A decrease in occupancy or increase in costs could have a material adverse effect on the ability of our operators to meet their financial and other contractual obligations to us, including the payment of rent, as well as on our results of operations.

Since the pandemic began, we have granted rent concessions as shown in the following table ($ in thousands):

			Three months ended
	As of December 31, 2020		March 31, 2021		Cumulative Totals
	Deferrals	Abatements	Deferrals	Abatements	Deferrals	Abatements
Bickford Senior Living	$3,750	$2,100	$3,750	$—	$7,500	$2,100
All Others	1,232	50	447	—	1,679	50
	$4,982	$2,150	$4,197	$—	$9,179	$2,150

The deferred amounts noted in the table above accrue interest starting at 8% per annum from the date of the deferral until paid in full under the terms of each tenant’s deferral agreement.

We have agreed with Bickford to defer $5.0 million in contractual rent due for the second quarter of 2021. See Note 3 to our Condensed Consolidated Financial Statements for further discussion on Bickford rent concessions. We have either reached agreement or are in advanced discussions with four other tenants regarding additional rent concessions of approximately $2.3 million for the second quarter 2021. The majority of the deferrals we have granted are expected to bear interest at 8% per annum. We are also in negotiations with Holiday that could result in rent concessions starting in the second quarter of 2021 and may utilize a portion of our lease deposit with Holiday that totaled approximately $10.6 million as of March 31, 2021.

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

We had approximately $37.4 million in unrestricted cash and cash equivalents on hand and $550.0 million in availability under our unsecured revolving credit facility as of April 30, 2021. In addition, we believe we continue to have access to additional debt sources and maintain availability under our at-the-market (“ATM”) equity issuance program and shelf registration statement to fund our future obligations, although no assurances can be made. We believe these liquidity sources position us to manage through the negative effects of the COVID-19 pandemic.

See “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K for further information regarding the risks presented by the COVID-19 pandemic.

Recent Highlights

On January 26, 2021, we issued $400.0 million aggregate principal amount of 3.00% senior notes that mature on February 1, 2031 and pay interest semi-annually (the “2031 Senior Notes”). The 2031 Senior Notes were sold at an issue price of 99.196% of face value before the underwriters’ discount. Our net proceeds from the 2031 Senior Notes offering, after deducting underwriting discounts and expenses, were approximately $392.3 million. We used the net proceeds from the 2031 Senior Notes offering to repay our $100.0 million term loan that was entered into July 2020 and reduce borrowings outstanding under our revolving credit facility.

In April 2021, the Company entered into a $50.0 million mezzanine loan and security agreement with Montecito Medical Real Estate for a new fund that will invest in medical real estate, including medical office buildings, throughout the United States. Amounts under the loan agreement will be funded as real estate investments are identified for acquisition. Borrowings under the loan agreement will bear interest at an annual rate of 9.5% and accrue an additional 2.5% in interest to be paid upon certain future events including repayments, sales of fund investments, and refinancings. The mezzanine loan has a five-year term, commencing on the earlier of full deployment of the funds or two years and includes two one-year extensions.

Effective April 30, 2021, we executed an agreement for the sale of six properties that were leased to Bickford for a purchase price of $52.9 million, which includes a $13.0 million Company-financed second mortgage. Upon completion of this transaction, Bickford satisfied the terms of our prior agreement that contingently abated $2.1 million in rent for the third quarter of 2020 and none of that amount will be repaid. These six properties had an aggregate net book value of approximately $34.6 million as of March 31, 2021. Rental income from this portfolio was $1.3 million and $1.5 million for the three months ended March 31, 2021 and 2020, respectively. These properties were part of the Company’s ongoing negotiations for the sale to Bickford of nine properties leased to Bickford. We continue to explore our options for the remaining three properties including a sale to a third party, re-tenanting, or retaining the existing lease with Bickford.

Other

Our leases are typically structured as “triple net leases” on single-tenant properties having an initial leasehold term of 10 to 15 years with one or more five-year renewal options. As such, there may be reporting periods in which we experience few, if any, lease renewals or expirations. During the three months ended March 31, 2021, we did not have any significant renewing or expiring leases. Most of our existing leases contain annual escalators in rent payments. For financial statement purposes, rental income is recognized on a straight-line basis over the term of the lease.

Certain of our leases contain purchase options allowing tenants to acquire the leased properties. At March 31, 2021, we had a net investment of $40.2 million in six real estate properties which are subject to exercisable tenant purchase options. Tenant purchase options on 11 properties in which we had an aggregate net investment of $100.1 million at March 31, 2021, become exercisable between 2022 and 2028. Rental income from leased properties with tenant purchase options either currently exercisable or exercisable in the future was $5.0 million and $4.4 million for the three months ended March 31, 2021 and 2020, respectively.

In January 2021, we received notification of a tenant’s intention to acquire in July 2021, pursuant to a purchase option, one of the six properties mentioned above, a behavioral hospital located in Tennessee, for approximately $26.4 million. The net investment at March 31, 2021 was $21.1 million. Rental income was $0.7 million for both the three months ended March 31, 2021 and 2020. We cannot reasonably estimate at this time the probability that any other purchase options will be exercised in the future. Consideration to be received from the exercise of any tenant purchase option is expected to exceed our net investment in the leased property or properties.

Tenant Concentration

As discussed in Note 3 to the condensed consolidated financial statements, we have four lessees (including their affiliated entities, which are the legal tenants) from whom we individually derive at least 10% of our total revenues as follows ($ in thousands):

	as of March 31, 2021				Revenues[1]
	Asset	Number of	Real	Notes	Three Months Ended March 31,
	Class	Properties	Estate	Receivable	2021		2020

Senior Living Communities	EFC	10	$573,631	$44,189	$12,723	16%	$12,717	15%
Bickford Senior Living	ALF	48	534,376	35,079	10,207	13%	13,603	16%
Holiday Retirement	ILF	26	532,672	—	10,185	13%	10,176	12%
National HealthCare Corporation (NHC)	SNF	42	171,235	—	9,452	12%	9,448	11%
All others[2]	Various		1,451,799	226,906	36,157	44%	35,579	44%
Escrow funds received from tenants
for property operating expenses	Various		—	—	2,161	2%	$1,553	2%
			$3,263,713	$306,174	$80,885		$83,076

1 includes interest income on notes receivable
2 includes prior period amounts for disposals or transitioned to new operators

Straight-line rent of $1.5 million and $1.7 million was recognized from the Holiday lease for the three months ended March 31, 2021 and 2020, respectively. Straight-line rent of $0.5 million and $1.1 million and interest revenue of $0.8 million and $1.1 million was recognized from the Senior Living Communities lease for the three months ended March 31, 2021 and 2020, respectively. Straight-line rent of $0.6 million and $0.8 million and interest revenue of $0.8 million and $0.7 million was recognized from the Bickford leases for the three months ended March 31, 2021 and 2020, respectively. For NHC, rent escalations are based on a percentage increase in revenue over a base year and do not give rise to non-cash, straight-line rental income.

For the three months ended March 31, 2021, approximately 26% of our total revenue was derived from operators of our skilled nursing facilities who receive a significant portion of their revenue from governmental payors, primarily Medicare and Medicaid. Such revenues are subject annually to statutory and regulatory changes.

The following table summarizes the average portfolio occupancy for Senior Living Communities, Bickford and Holiday for the periods indicated, excluding development properties in operation less than 24 months, notes receivable, and properties transitioned to new operators or disposed.

	Properties	1Q20	2Q20	3Q20	4Q20	1Q21	Mar 2021	April 2021
Senior Living Communities	9	80.3%	79.1%	79.0%	77.3%	77.7%	77.8%	77.9%
Bickford*	48	85.2%	82.6%	81.7%	79.0%	74.9%	74.5%	76.3%
Holiday	26	87.3%	83.5%	79.6%	77.2%	74.1%	73.5%	73.5%

* Prior period occupancies have been restated to include an additional building added to the calculation in April 2021.

The following table summarizes the revenue concentration of our top five states for the three months ended March 31, 2021 and 2020, respectively, excluding any escrow funds received for property operating expenses.

	Three Months Ended March 31,
Location	2021	2020
South Carolina	$8,731	$9,176
Florida	7,707	7,906
Texas	6,889	7,004
Tennessee	4,697	4,809
Washington	4,662	4,387
All others	46,038	48,241
Escrow funds received from tenants for property operating expenses	2,161	1,553
	$80,885	$83,076

Tenant Monitoring

Our operators report to us the results of their operations on a periodic basis, which we in turn subject to further analysis as a means of monitoring potential concerns within our portfolio. We have identified EBITDARM (earnings before interest, taxes, depreciation, amortization, rent and management fees) as a primary performance measure for our tenants, based on results they have reported to us. We believe EBITDARM is useful in our most fundamental analyses, as it is a property-level measure of our operators’ success, by eliminating the effects of the operator’s method of acquiring the use of its assets (interest and rent), its non-cash expenses (depreciation and amortization), expenses that are dependent on its level of success (income taxes), and also excluding the effect of the operator’s payment of its management fees, as typically those fees are contractually subordinate to our lease payment. For operators of our entrance-fee communities, our calculation of EBITDARM includes other cash flow adjustments typical of the industry which may include, but are not limited to, net cash flows from entrance fees; amortization of deferred entrance fees; adjustments for tenant rent obligations, and management fee true-ups. The eliminations and adjustments reflect covenants in our leases and provide a comparable basis for assessing our various relationships.

We believe that EBITDARM is a useful way to analyze the cash potential of a group of assets. From EBITDARM we calculate a coverage ratio (EBITDARM/Cash Rent), measuring the ability of the operator to meet its monthly obligation. In addition to EBITDARM and the coverage ratio, we rely on a careful balance sheet analysis and other analytical procedures to help us identify potential areas of concern relative to our operators’ ability to generate sufficient liquidity to meet their obligations, including their obligation to continue to pay the amount due to us. Typical among our operators is a varying lag in reporting to us the results of their operations. Across our portfolio, however, our operators report their results, typically within either 30 or 45 days and at the latest, within 90 days of month’s end. For computational purposes, we exclude mortgages and other notes receivable, development and lease-up properties that have been in operation less than 24 months and selected immaterial properties identified in 2019 as available for sale and subsequently sold in the first quarter of 2020. For stabilized acquisitions in the portfolio less than 24 months and renewing leases with changes in scheduled rent, we include pro forma cash rent. Same-store portfolio coverage excludes properties that have transitioned operators in the past 24 months.

The results of our coverage ratio analysis are presented below on a trailing twelve-month basis, as of December 31, 2020 and 2019 (the most recent periods available).

Total Portfolio

By asset type	SHO	SNF	HOSP	MOB	TOTAL
Properties	136	74	3	2	215
4Q19	1.18x	2.76x	2.01x	6.35x	1.68x
4Q20	1.12x	2.90x	2.66x	7.99x	1.69x

Market served	Need Driven	Need Driven excl. Bickford	Discretionary	Discretionary excl. SLC & Holiday	Medical	Medical excl. NHC
Properties	97	49	39	4	79	37
4Q19	1.12x	1.17x	1.24x	1.76x	2.72x	1.97x
4Q20	0.95x	0.93x	1.30x	1.78x	2.91x	2.24x

Major tenants	NHC[1]	SLC	Bickford[2]	Holiday
Properties	42	9	48	26
4Q19	3.71x	1.07x	1.07x	1.22x
4Q20	3.82x	1.31x	0.97x	1.08x

Same-Store Portfolio

By asset type	SHO	SNF	HOSP	MOB	Total
Properties	128	74	2	2	206
4Q19	1.18x	2.76x	1.54x	6.35x	1.67x
4Q20	1.12x	2.90x	1.96x	7.99x	1.67x

Market served	Need Driven	Need Driven excl. Bickford	Discretionary	Discretionary excl. SLC & Holiday	Medical	Medical excl. NHC
Properties	90	42	38	3	78	36
4Q19	1.12x	1.17x	1.25x	1.83x	2.71x	1.91x
4Q20	0.94x	0.90x	1.30x	1.83x	2.88x	2.13x

Major tenants	NHC[1]	SLC	Bickford	Holiday
Properties	42	9	48	26
4Q19	3.71x	1.07x	1.07x	1.22x
4Q20	3.82x	1.31x	0.97x	1.08x
1 NHC based on corporate-level Fixed Charge Coverage Ratio and includes 3 independent living facilities.

2 Pro forma EBITDARM coverage excluding the disposition of six leased assets is 1.02x.

These results include any amounts received and recognized by the operators from the HHS CARES Act Provider Relief Fund and funds received under the Paycheck Protection Program if the loan has been forgiven. Our operators may not consistently account for any COVID-19 pandemic relief funds received which can impact comparability among operators and across periods.

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

Other Portfolio Activity

Tenant Transitioning

Nine properties were transitioned during 2019 to five new tenants following a period of non-compliance by the former operators. Two leases with the new tenants for six of these properties specify periods during which rental income is based on operating income, net of management fees. We recognized rental income from these nine properties of $0.9 million and $1.6 million for the three months ended March 31, 2021 and 2020, respectively.

The following table summarizes the transition properties during the three months ended March 31, 2021:

			Occupancy[1]
Facility Name (New Tenant)	Units	State	March 2020	June 2020	September 2020	December 2020	March 2021
Discovery Commons of College Park	148	IN	16.0%	14.2%	13.8%	15.7%	23.1%
The Charlotte (SLC)	99	NC	28.5%	34.8%	38.9%	42.9%	46.6%
Maybelle Carter (Vitality)	135	TN	82.2%	77.3%	76.8%	73.1%	68.7%
Chancellor TX-IL portfolio	196	IL/TX	67.1%	57.2%	54.4%	53.7%	54.4%
Beaver Dam Assisted Living (BAKA)	120	WI	68.3%	61.7%	61.8%	60.4%	60.4%
	698		53.9%	49.6%	49.2%	49.0%	50.5%
1 Monthly Average

Real Estate and Mortgage Write-downs

In addition to the impact of the COVID-19 pandemic, our borrowers and tenants experience periods of significant financial pressures and difficulties similar to those encountered by other health care providers. Our condensed consolidated financial statements for the three months ended March 31, 2021 do not reflect any significant impairment of our long-lived assets as a result of the COVID-19 pandemic or other factors. We have no significant intangible assets currently recorded on our Condensed Consolidated Balance Sheet that would require assessment for impairment.

We have established a reserve for estimated credit losses of $4.9 million and a liability of $0.3 million for estimated credit losses on unfunded loan commitments as of March 31, 2021. We evaluate the reserves for estimated credit losses on a quarterly basis and make adjustments based on current circumstances as considered necessary.

We believe that the carrying amounts of our real estate properties are recoverable and that mortgage and other notes receivable are realizable and supported by the value of the underlying collateral. However, it is possible that future events could require us to make significant adjustments to these carrying amounts.

Results of Operations

The significant items affecting revenues and expenses are described below ($ in thousands):

	Three Months Ended
	March 31,		Period Change
	2021	2020	$	%
Revenues:
Rental income
CCRC leased to Timber Ridge OpCo	$2,303	$1,518	$785	51.7%
SNF leased to Ignite Team Partners	602	—	602	NM
ALFs leased to 41 Management	745	389	356	91.5%
EFCs leased to Senior Living Communities	11,441	10,870	571	5.3%
ALFs leased to Bickford Senior Living	8,892	12,251	(3,359)	(27.4)%
SHOs leased to Chancellor Health Care	2,096	2,634	(538)	(20.4)%
SHOs leased to Discovery Senior Living	2,658	2,992	(334)	(11.2)%
Other new and existing leases	39,610	38,836	774	2.0%
Current year disposals	—	307	(307)	(100.0)%
	68,347	69,797	(1,450)	(2.1)%
Straight-line rent adjustments, new and existing leases	4,241	5,177	(936)	(18.1)%
Escrow funds received from tenants for taxes and insurance	2,161	1,553	608	39.2%
Total Rental Income	74,749	76,527	(1,778)	(2.3)%
Interest income and other
Life Care Services mortgages and construction loans	3,178	2,582	596	23.1%
Bickford construction loans	762	584	178	30.5%
41 Management mortgage loan	327	153	174	113.7%
Senior Living Communities mortgage and other notes	801	779	22	2.8%
Current year note payoffs	—	1,378	(1,378)	(100.0)%
Other new and existing mortgages and notes	991	1,042	(51)	(4.9)%
Total Interest Income from Mortgage and Other Notes	6,059	6,518	(459)	(7.0)%
Other income	77	31	46	NM
Total Revenues	80,885	83,076	(2,191)	(2.6)%
Expenses:
Depreciation
CCRC leased to Timber Ridge OpCo	937	625	312	49.9%
ALFs leased to 41 Management	260	168	92	54.8%
SNF leased to Ignite Team Partners	213	—	213	NM
SHOs leased to Senior Living Communities	3,853	3,853	—	—%
ALFs leased to Autumn Trace Communities	105	—	105	NM
Other new and existing assets	15,438	15,797	(359)	(2.3)%
Total Depreciation	20,806	20,443	363	1.8%
Interest	12,973	14,140	(1,167)	(8.3)%
Non-cash stock-based compensation expense	5,446	1,845	3,601	NM
Loan and realty (gains) losses	(50)	1,555	(1,605)	NM
Taxes and insurance on leased properties	2,161	1,553	608	39.2%
Other expenses	2,906	3,043	(137)	(4.5)%
Total Expenses	44,242	42,579	1,663	3.9%
Loss from equity method investment	(808)	(442)	(366)	82.8%
Gains on sales of real estate	—	21,007	(21,007)	(100.0)%
Loss on early retirement of debt	(451)	—	(451)	NM
Net income	35,384	61,062	(25,678)	(42.1)%
Less: net income attributable to noncontrolling interests	(52)	(39)	(13)	33.3%
Net income attributable to common stockholders	$35,332	$61,023	$(25,691)	(42.1)%

NM - not meaningful

Financial highlights of the quarter ended March 31, 2021, compared to the same quarter of 2020 were as follows:

•Rental income received from our tenants decreased $1.5 million, or 2.1%, primarily as a result of rent concessions related to the first quarter of 2021 totaling $4.2 million, net of new investments funded since March 2020.

•Interest income from mortgage and other notes decreased $0.5 million, or 7.0%, primarily due to several prior year loan pay offs.

•Interest expense decreased $1.2 million as a result of $210.0 million notional amount of fixed rate swaps that matured and the payoff of the HUD mortgages in the fourth quarter of 2020.

•Non-cash stock-based compensation expense increased $3.6 million from the same period one year ago. The Company’s stock option grants in the first quarter of 2021 had an increase in estimated fair value of $9.00 per option share compared to the first quarter of 2020 as determined using the Black-Scholes valuation model primarily from the increased volatility in the Company’s common stock price caused by the COVID-19 pandemic. In addition, the Company granted 67,500 additional options in the first quarter of 2021 compared to the first quarter of 2020, of which 50,000 options relate to the two new directors added during 2020.

•Loan and realty (gains) losses decreased $1.6 million related to our assessment of expected credit losses.

•Loss on early retirement of debt of $0.5 million for the three months ended March 31, 2021, represents the remaining deferred financing cost expensed upon early repayment of the $100.0 million term loan.

•The following table summarizes our stabilizing real estate recently transitioned to new tenants ($ in thousands):

	Three Months Ended
	March 31,		Period Change
	2021	2020	$	%
Revenues:
Rental income
SHOs leased to Chancellor Health Care	$—	$587	$(587)	(100.0)%
SHO leased to Senior Living Communities	298	356	(58)	(16.3)%
SHO leased to Discovery Senior Living	44	189	(145)	(76.7)%
SLC leased to Vitality Senior Living	3	80	(77)	(96.3)%
ALF leased to BAKA Enterprises	150	343	(193)	(56.3)%
Straight-line rent adjustments	363	—	363	NM
Total Rental Income	858	1,555	(697)	(44.8)%
Expenses:
Depreciation
SHOs leased to Chancellor Health Care	406	406	—	—%
SHO leased to Senior Living Communities	153	153	—	—%
SHO leased to Discovery Senior Living	171	171	—	—%
SLC leased to Vitality Senior Living	158	155	3	1.9%
ALF leased to BAKA Enterprises	135	135	—	—%
Total Depreciation	1,023	1,020	3	0.3%
Legal	—	12	(12)	(100.0)%
Franchise, excise and other taxes	—	36	(36)	(100.0)%
	1,023	1,068	(45)	(4.2)%
Net (loss) income	$(165)	$487	$(652)	NM

Liquidity and Capital Resources

At March 31, 2021, we had $520.0 million available to draw on our revolving credit facility, $113.4 million in unrestricted cash and cash equivalents, and the potential to access the remaining $417.4 million through the issuance of common stock under the Company’s $500.0 million ATM equity program. In addition, the Company maintains an effective automatic shelf registration statement through which capital could be raised via the issuance of debt and or equity securities.

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

These sources and uses of cash are reflected in our Condensed Consolidated Statements of Cash Flows as summarized below ($ in thousands):

	Three Months Ended March 31,		One Year Change
	2021	2020	$	%
Cash and cash equivalents and restricted cash, January 1	$46,343	$15,669	$30,674	NM
Net cash provided by operating activities	56,912	57,082	(170)	(0.3)%
Net cash used in investing activities	(9,133)	(51,017)	41,884	(82.1)%
Net cash provided by financing activities	22,106	58,084	(35,978)	(61.9)%
Cash and cash equivalents and restricted cash, March 31	$116,228	$79,818	$36,410	45.6%

Operating Activities – Net cash provided by operating activities for the three months ended March 31, 2021, which includes new investments completed during 2020 and lease payment collections arising from escalators on existing leases and previously funded lease incentives, was impacted by $4.2 million in rent deferrals granted during the current quarter.

Investing Activities – Net cash used in investing activities for the three months ended March 31, 2021 was comprised primarily of $9.9 million of investments in mortgage and other notes and renovations of real estate, offset by the collection of principal on mortgage and other notes receivable of $0.4 million.

Financing Activities – Net cash provided by financing activities for the three months ended March 31, 2021 differs from the same period in 2020 primarily as a result of a $79.0 million decrease in net borrowings, inclusive of a new $400.0 million senior note offering, a $48.0 million increase in proceeds from issuance of common shares and dividend payments which increased $3.0 million over the same period in 2020.

Debt Obligations

As of March 31, 2021, we had outstanding debt of $1.5 billion. Reference Note 6 to the condensed consolidated financial statements for additional information about our outstanding indebtedness. Also, reference “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for more details on our indebtedness and the impact of interest rate risk.

Unsecured Bank Credit Facility - Our bank credit facility derives from the Credit Agreement dated as of August 3, 2017 (the “2017 Agreement”), and a Term Loan Agreement dated as of September 17, 2018 (the “2018 Agreement”). Together these agreements establish our unsecured $1.1 billion bank credit facility, which consists of two term loans – $250.0 million maturing in August 2022 and $300.0 million maturing in September 2023 - and a $550.0 million revolving credit facility that matures in August 2021. In April 2021, the Company elected to exercise the extension option on the revolving credit facility available after payment of a 10 basis point extension fee totaling $0.6 million, extending the maturity of the revolver to August 2022. We have swap agreements to fix the interest rates on $400.0 million of term loans that expire in December 2021.

The revolving facility fee is currently 20 basis points (“bps”) per annum, and based on our current leverage ratios, the facility presently provides for floating interest on the revolver and the term loans at 30-day LIBOR plus 120 bps and a blended 132 bps, respectively. At March 31, 2021 and December 31, 2020, 30-day LIBOR was 11 and 14 bps, respectively.

As of March 31, 2021, we had $180.0 million of outstanding variable rate debt exposed to interest rate risk through December 2021, at which time our remaining hedges expire. Our swaps and the financial instruments to which they relate are described in the table below, under the caption “Interest Rate Swap Agreements.” The current interest spreads and facility fee reflect our leverage-ratio compliance based on the applicable margin for LIBOR loans, measuring debt to “Total Asset Value,” at Level 3 in the Interest Rate Schedule provided below in summary format:

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

The 2017 Agreement requires that we calculate specified financial statement metrics and meet or exceed a variety of financial ratios, which are usual and customary in nature. These ratios are calculated quarterly and as of March 31, 2021, were within required limits. The calculation of our leverage ratio involves intermediate determinations of our “total indebtedness” and of our “total asset value,” as defined in the 2017 Agreement. As discussed below in connection with our leverage-based LIBOR Margin schedule, we are given credit for collateral based on cash rental revenue (capitalized at standard rates based on asset class). Therefore, our borrowing cost could increase if we were to experience significant declines in rent collections.

The 2018 Agreement generally includes the same covenants and financial statement metrics required for compliance with terms of the 2017 Agreement. Although we are currently eligible under the term loan agreements to transact in our unsecured bank credit facilities at the respective scheduled rates represented by Level 3, the movement of our leverage ratio into Level 4 at current levels of debt would result in additional annual interest charges of $0.8 million, assuming an average revolver balance of approximately $30.0 million. Further movement of our leverage ratio beyond levels currently contemplated by management would be subject to escalating increases in interest. If, in addition to changes in the leverage ratio, certain qualitative indicators of our risk profile were to materially change, further interest-rate escalations may result.

Senior Notes Offering - On January 26, 2021, we issued $400.0 million aggregate principal amount of 3.00% senior notes that mature on February 1, 2031 and pay interest semi-annually (the “2031 Senior Notes”). The 2031 Senior Notes were sold at an issue price of 99.196% of face value before the underwriters’ discount. Our net proceeds from the 2031 Senior Notes offering, after deducting underwriting discounts and expenses, were approximately $392.3 million. We used the net proceeds from the 2031 Senior Notes offering to repay our $100.0 million term loan that was entered into in July 2020 and reduce borrowings outstanding under our revolving credit facility. The $100.0 million term loan bore interest at a rate of 30-day LIBOR (with a 50 basis point floor) plus 185 bps, based on our current leverage ratios.

We remain in compliance with all debt covenants under the unsecured bank credit facility, 2031 Senior Notes and other debt agreements.

Convertible Senior Notes - On April 1, 2021, the $60.0 million in aggregate principal amount of our 3.25% senior unsecured convertible notes (the “Convertible Notes”) matured. The Company paid $67.1 million, including accrued interest of $1.0 million and a $6.1 million conversion premium to retire the Convertible Notes. The conversion premium was recorded as a reduction of “Capital in excess of par value” in our Condensed Consolidated Balance Sheet.

Debt Maturities - Reference Note 6 to the condensed consolidated financial statements for more information on our debt maturities.

Credit Ratings - Moody's Investors Services (“Moody's”) announced on November 5, 2020 that it assigned an investment grade issuer credit rating and a senior unsecured debt rating of ‘Baa3’ with a “Negative” outlook to the Company. Both Fitch and S&P Global announced in November 2019 a public issuer credit rating of BBB- with an outlook of “Stable.” Fitch confirmed its rating most recently on September 30, 2020 and S&P Global confirmed its rating on November 4, 2020. Our unsecured bank credit facility includes an option to shift from the leverage-based LIBOR margin schedule in the table above to a ratings-based LIBOR margin schedule. Shifting to a ratings-based LIBOR margin schedule potentially reduces volatility of our interest cost during periods of time when our leverage may fluctuate modestly. Our decision to move to a ratings-based margin schedule will be based on several factors including the relative cost of the ratings-based versus leverage-based LIBOR margin schedules and our desire to have a more stable interest cost if our leverage modestly changes as compared to the existing leverage-based LIBOR margin schedule. Our unsecured private placement term loan agreements include a rate increase provision that is effective if any rating agency lowers our credit rating below investment grade and our compliance leverage increases to 50% or more. Any reduction in outlook or downgrade in our credit ratings from the rating agencies could negatively impact our costs of borrowings.

Reference Rate Reform - On March 5, 2021, the Financial Conduct Authority (“FCA”) announced that USD LIBOR will no longer be published after June 30, 2023. This announcement has several implications, including setting the spread that may be used to automatically convert contracts from LIBOR to the Secured Overnight Financing Rate ("SOFR"). Additionally, banking regulators are encouraging banks to discontinue new LIBOR debt issuances by December 31, 2021. We may choose not to hedge any more of our LIBOR positions for the relatively short duration remaining during which LIBOR may be referenced.

The Company anticipates that LIBOR will continue to be available at least until June 30, 2023. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form. Upon the issuance of the 2031 Senior Notes, the Company has reduced its LIBOR-based financial instruments.
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

We calculate our fixed charge coverage ratio as approximately 5.7x for the three months ended March 31, 2021 (see our discussion under the heading Adjusted EBITDA including a reconciliation to our net income). Giving effect to our acquisitions and financings on an annualized basis, our consolidated net debt to Annualized Adjusted EBITDA ratio is approximately 5.0x for the three months ended March 31, 2021 ($ in thousands):

Consolidated Total Debt	$1,524,725
Less: cash and cash equivalents	(113,375)
Consolidated Net Debt	$1,411,350

Adjusted EBITDA	$70,485
Annualizing Adjustment	211,455
$281,940

Consolidated Net Debt to Annualized Adjusted EBITDA	5.0x

Interest Rate Swap Agreements

To mitigate our exposure to interest rate risk, we have the following interest rate swap contracts in place to hedge against floating rates on our bank term loans and a portion of our revolving credit facility as of March 31, 2021 ($ in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value (Liability)
March 2019	December 2021	2.22%	1-month LIBOR	$100,000	$(1,574)
March 2019	December 2021	2.21%	1-month LIBOR	$100,000	$(1,584)
June 2019	December 2021	1.61%	1-month LIBOR	$150,000	$(1,661)
June 2019	December 2021	1.63%	1-month LIBOR	$50,000	$(558)

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

Supplemental Guarantor Financial Information

The Company’s $1.1 billion bank credit facility, unsecured private placement term loans due January 2023 through January 2027 with an aggregate principal amount of $400.0 million, and 2031 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by each of the Company’s subsidiaries, except for certain excluded subsidiaries (“Guarantors”). The Guarantors are either owned, controlled or are affiliates of the Company.

The following tables present summarized financial information for the Company and the Guarantors, on a combined basis after eliminating (i) intercompany transactions and balances among the guarantor entities and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor ($ in thousands):

As of
March 31, 2021
Real estate properties, net	$2,324,359
Other assets, net	521,513
Note receivable due from non-guarantor subsidiary	81,396
Totals assets	$2,927,268

Debt	$1,430,124
Other liabilities	93,570
Total liabilities	$1,523,694

Noncontrolling interest	$506

Three Months Ended
March 31, 2021
Revenues	$72,824
Interest revenue on note due from non-guarantor subsidiary	1,148
Expenses	40,455
Loss from equity method investee	(808)
Loss on early retirement of debt	(451)
Net income	$32,258
Net income attributable to NHI and the subsidiary guarantors	$32,207

Equity

At March 31, 2021 we had 45,850,599 shares of common stock outstanding with a market value of $3.3 billion. Equity on our Condensed Consolidated Balance Sheet totaled $1.6 billion.

Dividends - Our Board of Directors approves a regular quarterly dividend which is reflective of expected taxable income on a recurring basis. Taxable income is determined in accordance with the Internal Revenue Code and differs from net income for financial statements purposes determined in accordance with U.S. generally accepted accounting principles. Our Board of Directors has historically directed the Company toward maintaining a strong balance sheet. Therefore, we consider the competing interests of short and long-term debt (interest rates, maturities and other terms) versus the higher cost of new equity, and we accept some level of risk associated with leveraging our investments. We intend to continue to make new investments that meet our underwriting criteria and where the spreads over our cost of equity and debt capital on a leverage neutral basis will generate sufficient returns to our stockholders.

We intend to comply with REIT dividend requirements that we distribute at least 90% of our annual taxable income for the year ending December 31, 2021 and thereafter. Historically, the Company has distributed at least 100% of annual taxable income. Dividends declared for the fourth quarter of each fiscal year are paid by the end of the following January and are, with some exceptions, treated for tax purposes as having been paid in the fiscal year just ended as provided in IRS Code Sec. 857(b)(8).

The following table summarizes dividends declared by the Board of Directors or paid during the three months ended March 31, 2021 and 2020:

Three Months Ended March 31, 2021
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
December 15, 2020	December 31, 2020	January 29, 2021	$1.1025
March 12, 2021	March 31, 2021	May 7, 2021	$1.1025

Three Months Ended March 31, 2020
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
November 7, 2019	December 31, 2019	January 31, 2020	$1.05
February 19, 2020	March 31, 2020	May 8, 2020	$1.1025

At-the-Market (ATM) Equity Program - We maintain an ATM program which allows us to sell our common stock directly into the market. During the three months ended March 31, 2021, we issued 661,951 common shares through the ATM program with an average price of $73.62, resulting in net proceeds of approximately $48.0 million. We intend to use the proceeds from any further activity under the ATM program for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under our credit facility.

Shelf Registration Statement - We have an automatic shelf registration statement on file with the Securities and Exchange Commission that allows the Company to offer and sell to the public an unspecified amount of common stock, preferred stock, debt securities, warrants and or units at prices and on terms to be announced when and if such securities are offered. The details of any future offerings, along with the use of proceeds from any securities offered, will be described in a prospectus supplement or other offering materials, at the time of offering. Our shelf registration statement expires March 2023.

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

The balance secured by the Deed and Indenture is $16.7 million at March 31, 2021. By terms of the resident loan assumption agreement, during the term of the lease (seven years with two renewal options), Timber Ridge OpCo is to indemnify Timber Ridge PropCo for any repayment by Timber Ridge PropCo of these liabilities under the guarantee. As a result of the subordination agreement mentioned above and Timber Ridge OpCo’s indemnity guarantee, no liability has been recorded for the resident loan obligation.

As described in Note 2 to the condensed consolidated financial statements, our leases, mortgages and other notes receivable with certain unconsolidated entities represent variable interests in those enterprises. However, because we do not control these entities, nor do we have any role in their day-to-day management, we are not their primary beneficiary and therefore do not consolidate their financial statements. Except as discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, under Contractual Obligations and Contingent Liabilities, we have no further material obligations arising from our transactions with these entities, and we believe our maximum exposure to loss at March 31, 2021, due to this involvement would be limited to our contractual commitments and contingent liabilities and the amount of our current investments with them, as detailed further in the notes to the condensed consolidated financial statements. As of March 31, 2021, we furnished no direct support to any of these entities.

Contractual Obligations and Contingent Liabilities

As of March 31, 2021, our contractual payment obligations were as follows ($ in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt, including interest[1]	$1,652,511	$109,272	$805,706	$237,137	$500,396
Development commitments	4,950	4,950	—	—	—
Loan commitments	62,395	62,395	—	—	—
	$1,719,856	$176,617	$805,706	$237,137	$500,396
1 Interest is calculated based on the weighted average interest rate of outstanding debt balances as of March 31, 2021. The calculation also includes a facility fee of 0.20%.

Commitments and Contingencies

The following tables summarize information as of March 31, 2021 related to our outstanding commitments and contingencies which are more fully described in the notes to the condensed consolidated financial statements ($ in thousands):

	Asset Class	Type	Total	Funded	Remaining
Loan Commitments:
LCS Sagewood Note A	SHO	Construction	$118,800	$(104,618)	$14,182
LCS Sagewood Note B	SHO	Construction	61,200	(61,200)	—
Bickford Senior Living	SHO	Construction	42,900	(31,090)	11,810
41 Management	SHO	Construction	22,200	(6,207)	15,993
Senior Living Communities	SHO	Revolving Credit	20,000	(11,489)	8,511
41 Management	SHO	Construction	10,800	(8,901)	1,899
Timber Ridge OpCo	SHO	Working Capital	5,000	—	5,000
Watermark Retirement	SHO	Working Capital	5,000	—	5,000
			$285,900	$(223,505)	$62,395

See Note 7 to our condensed consolidated financial statements for further details of our loan commitments. As provided above, loans funded do not include the effects of discounts or commitment fees.

The credit loss liability for unfunded loan commitments was $0.3 million as of March 31, 2021 and is estimated using the same methodology as for our funded mortgage and other notes receivable based on the estimated amount that we expect to fund.

	Asset Class	Type	Total	Funded	Remaining
Development Commitments:
Woodland Village	SHO	Renovation	$7,515	$(7,425)	$90
Senior Living Communities	SHO	Renovation	9,930	(9,930)	—
Wingate Healthcare	SHO	Renovation	1,900	(1,800)	100
Discovery Senior Living	SHO	Renovation	900	(899)	1
Watermark Retirement	SHO	Renovation	6,500	(3,000)	3,500
Other	SHO	Various	1,650	(391)	1,259
			$28,395	$(23,445)	$4,950

In addition to the commitments listed above, Discovery PropCo has committed to Discovery for funding up to $2.0 million toward the purchase of condominium units located at one of the facilities, of which $1.0 million has been funded as of March 31, 2021.

	Asset Class	Total	Funded	Remaining
Contingencies (Lease Inducements):
Timber Ridge OpCo	SHO	$10,000	$—	$10,000
Comfort Care Senior Living	SHO	6,000	—	6,000
Wingate Healthcare	SHO	5,000	—	5,000
Navion Senior Solutions	SHO	4,850	(1,500)	3,350
Discovery Senior Living	SHO	4,000	—	4,000
Ignite Medical Resorts	SNF	2,000	—	2,000
		$31,850	$(1,500)	$30,350

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

FFO & FAD

These supplemental performance measures may not be comparable to similarly titled measures used by other REITs. Consequently, our Funds From Operations (“FFO”), Normalized FFO and Normalized Funds Available for Distribution (“FAD”) may not provide a meaningful measure of our performance as compared to that of other REITs. Since other REITs may not use our definition of these measures, caution should be exercised when comparing our FFO, Normalized FFO and Normalized FAD to that of other REITs. These measures do not represent cash generated from operating activities in accordance with generally accepted accounting principles (“GAAP”) (these measures do not include changes in operating assets and liabilities) and therefore should not be considered an alternative to net earnings as an indication of performance, or to net cash flow from operating activities as determined by GAAP as a measure of liquidity, and are not necessarily indicative of cash available to fund cash needs. Beginning in the first quarter of 2021, the Company is no longer presenting Adjusted Funds from Operations as a supplemental measure of operating performance.

Funds From Operations - FFO

Our FFO per diluted common share for the three months ended March 31, 2021 decreased $0.12 or 8.9% over the same period in 2020 due primarily to the effects of the COVID-19 pandemic, partially offset by new investments completed since March 2020. FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and applied by us, is net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, impairments of real estate, and real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures, if any. The Company’s computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or have a different interpretation of the current NAREIT definition from that of the Company; therefore, caution should be exercised when comparing our Company’s FFO to that of other REITs. Diluted FFO assumes the exercise of stock options and other potentially dilutive securities.

Our Normalized FFO per diluted common share for the three months ended March 31, 2021 decreased $0.12 or 8.8% over the same period in 2020 due primarily to the effects of the COVID-19 pandemic, partially offset by new investments completed since March 2020. Normalized FFO excludes from FFO certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to, impairment of non-real estate assets, gains and losses attributable to the acquisition and disposition of non-real assets and liabilities, and recoveries of previous write-downs.

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

Funds Available for Distribution - FAD

Our Normalized FAD for the three months ended March 31, 2021 decreased $6.0 thousand or 0.01% over the same period in 2020 due primarily to the effects of the COVID-19 pandemic, partially offset by new investments completed since March 2020. In addition to the adjustments included in the calculation of Normalized FFO, Normalized FAD excludes the impact of any straight-line rent revenue, amortization of the original issue discount on our convertible senior notes, amortization of debt issuance costs, non-cash stock based compensation, as well as certain non-cash items related to our equity method investment.

Normalized FAD is an important supplemental performance measure for a REIT. GAAP requires a lessor to recognize contractual lease payments into income on a straight-line basis over the expected term of the lease. This straight-line adjustment has the effect of reporting lease income that is significantly more or less than the contractual cash flows received pursuant to the terms of the lease agreement. GAAP also requires any discount or premium related to indebtedness and debt issuance costs to be amortized as non-cash adjustments to earnings. We also adjust Normalized FAD for the net change in our allowance for expected credit losses, non-cash stock based compensation as well as certain non-cash items related to our equity method investments such as straight-line lease expense and amortization of purchase accounting adjustments. Normalized FAD is an important supplemental measure of liquidity for a REIT as a useful indicator of the ability to distribute dividends to stockholders.

The following table reconciles net income, the most directly comparable GAAP metric, to FFO, Normalized FFO and Normalized FAD and is presented for both basic and diluted weighted average common shares ($ in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2021	2020
Net income attributable to common stockholders	$35,332	$61,023
Elimination of certain non-cash items in net income:
Depreciation	20,806	20,443
Depreciation related to noncontrolling interests	(210)	(147)
Gains on sales of real estate	—	(21,007)
NAREIT FFO attributable to common stockholders	55,928	60,312
Loss on early retirement of debt	451	—
Non-cash write-off of straight-line rent receivable	—	380
Normalized FFO attributable to common stockholders	56,379	60,692
Straight-line lease revenue, net	(4,241)	(5,557)
Straight-line lease revenue, net, related to noncontrolling interests	24	22
Straight-line lease expense related to equity method investment	25	21
Amortization of lease incentives	260	236
Amortization of original issue discount	54	100
Amortization of debt issuance costs	705	643
Amortization related to equity method investment	535	—
Note receivable credit loss expense	(50)	1,575
Non-cash stock-based compensation	5,446	1,845
Equity method investment capital expenditures	(105)	(105)
Equity method investment non-refundable fees received	519	73
Normalized FAD attributable to common stockholders	$59,551	$59,545

BASIC
Weighted average common shares outstanding	45,305,087	44,613,593
NAREIT FFO attributable to common stockholders per share	$1.23	$1.35
Normalized FFO attributable to common stockholders per share	$1.24	$1.36

DILUTED
Weighted average common shares outstanding	45,357,773	44,618,139
NAREIT FFO attributable to common stockholders per share	$1.23	$1.35
Normalized FFO attributable to common stockholders per share	$1.24	$1.36

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

The following table reconciles net income, the most directly comparable GAAP metric, to Adjusted EBITDA ($ in thousands):

	Three Months Ended
	March 31,
	2021	2020
Net income	$35,384	$61,062
Interest expense	12,973	14,140
Franchise, excise and other taxes	233	243
Depreciation	20,806	20,443
NHI’s share of EBITDA adjustments for unconsolidated entities	688	—
Note receivable credit loss expense	(50)	1,575
Gains on sales of real estate	—	(21,007)
Loss on note retirement	451	—
Non-cash write-off of straight-line rent receivable	—	380
Adjusted EBITDA	$70,485	$76,836

Interest expense at contractual rates	$10,452	$13,003
Interest rate swap payments, net	1,778	478
Principal payments	94	304
Fixed Charges	$12,324	$13,785

Fixed Charge Coverage	5.7x	5.6x

For all periods presented, EBITDA reflects GAAP interest expense, which excludes amounts capitalized during the period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At March 31, 2021, we were exposed to market risks related to fluctuations in interest rates on approximately $180.0 million of variable-rate indebtedness (excludes $400.0 million of variable-rate debt that has been hedged through interest-rate swap contracts) and on our mortgage and other notes receivable. The unused portion ($520.0 million at March 31, 2021) of our revolving credit facility, should it be drawn upon, is subject to variable rates.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a 50 basis-point increase or decrease in the interest rate related to variable-rate debt, and assuming no change in the outstanding balance as of March 31, 2021, net interest expense would increase or decrease annually by approximately $0.9 million or $0.02 per common share on a diluted basis.

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

The following table sets forth certain information with respect to our debt ($ in thousands):

	March 31, 2021			December 31, 2020
	Balance[1]	% of total	Rate[2]	Balance[1]	% of total	Rate[2]
Fixed rate:
Convertible senior notes - unsecured	$60,000	3.8%	3.25%	$60,000	4.0%	3.25%
Private placement term loans - unsecured	400,000	26.1%	4.15%	400,000	26.6%	4.15%
Senior notes - unsecured	400,000	26.1%	3.00%	—	—%	—%
Bank term loans - unsecured	400,000	26.1%	3.23%	340,000	22.6%	3.27%
Fannie Mae term loans - secured, non-recourse	95,260	6.2%	3.94%	95,354	6.3%	3.94%
Revolving credit facility - unsecured	—	—%	—%	60,000	4.0%	2.81%
Variable rate:
Bank term loans - unsecured	150,000	9.7%	1.11%	310,000	20.7%	1.77%
Revolving credit facility - unsecured	30,000	2.0%	1.31%	238,000	15.8%	1.34%
	$1,535,260	100.0%	3.24%	$1,503,354	100.0%	2.91%

[1] Differs from carrying amount due to unamortized discounts and loan costs.
[2] Total is weighted average rate

The unsecured bank term loans in the table above reflect the effect of $400.0 million notional amount interest rate swaps with maturities in December 2021 that effectively convert variable rate debt to fixed rate debt. These loans bear interest at LIBOR plus a spread, currently a blended 132 bps, based on our leverage-based LIBOR margin.

To highlight the sensitivity of our convertible senior notes and secured mortgage debt to changes in interest rates, the following summary shows the effects on fair value (“FV”) assuming a parallel shift of 50 bps in market interest rates for a contract with similar maturities as of March 31, 2021 ($ in thousands):

	Balance	Fair Value[1]	FV reflecting change in interest rates
Fixed rate:			-50 bps	+50 bps
Private placement term loans - unsecured	$400,000	$405,295	$412,048	$398,682
Senior notes	400,000	367,164	383,288	351,785
Convertible senior notes	60,000	60,045	60,070	60,020
Fannie Mae loans	95,260	94,777	96,567	93,023
[1] The change in fair value of our fixed rate debt was due primarily to the overall change in interest rates.

At March 31, 2021, the fair value of our mortgage and other notes receivable, discounted for estimated changes in the risk-free rate, was approximately $320.8 million. A 50 basis-point increase in market rates would decrease the estimated fair value of our mortgage and other loans by approximately $14.5 million, while a 50 basis point decrease in such rates would increase their estimated fair value by approximately $3.1 million.

Common Stock Price Volatility

Our compensation committee has historically granted stock incentive awards to employees in the form of stock options. Compensation expense is recognized for stock options over the requisite service period using the fair value of these grants as estimated at the date of grant using the Black-Scholes pricing model and the market value of our publicly traded common stock on the date of grant. This expense is reflected in the “General and administrative” expense line item in our Condensed Consolidated Statements of Income. In addition to the market value of our common stock, one of the inputs into this model that significantly impacts the fair value of the options is the expected volatility of our common stock over the estimated life of the option. We estimate expected volatility by using the most recent historical experience.

Since the COVID-19 pandemic began in March 2020, our common stock has experienced periods of elevated volatility in its trading. The stock option grants in 2021 included an increase in expected volatility in the estimation of fair value of stock options that resulted in a higher fair value and related stock-based compensation expense for these awards when compared to prior years.

The fair value of the stock option awards granted on February 25, 2021 was $14.54, using the closing market value of the common stock of $69.20 on the grant date and an estimate of expected volatility of 48.1%. This fair value is $9.00 per share greater than the weighted-average fair value of stock options granted in the first quarter of 2020 which has increased the amount of stock-based compensation expense that will be recognized for the current year grant compared to prior year. See Note 9 to the Condensed Consolidated Financial Statements for more discussion.

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures. As of March 31, 2021, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities and Exchange Act of 1934, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2021.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

During the three months ended March 31, 2021, there were no material changes to the risk factors that were disclosed in Item 1A of National Health Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form S-3 Registration Statement No. 333-192322)
3.2
Articles of Amendment to Articles of Incorporation of National Health Investors, Inc. dated as of June 8, 1994, (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-3 Registration Statement No. 333-194653 of National Health Investors, Inc.)

3.3	Amendment to Articles of Incorporation (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed March 21, 2009)
3.4	Amendment to Articles of Incorporation approved by shareholders on May 2, 2014 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed August 4, 2014)
3.5	Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-K filed February 15, 2013)
3.6	Amendment No. 1 to Restated Bylaws dated February 14, 2014 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-K filed February 14, 2014)
3.7	Amendment to Articles of Incorporation approved by shareholders on May 6, 2020 (incorporated by reference to Exhibit 3.6 to the Company’s Form 10-Q filed August 10, 2020)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 39 to Form S-11 Registration Statement No. 33-41863, filed in paper - hyperlink is not required pursuant to Rule 105 of Regulation S-T)
4.2
Indenture, dated as of March 25, 2014, between National Health Investors, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed March 31, 2014)

4.3
First Supplemental Indenture, dated as of March 25, 2014, to the Indenture, dated as of March 25, 2014, between National Health Investors, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed March 31, 2014)

4.4	Indenture dated as of January 26, 2021, among National Health Investors, Inc. and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated January 26, 2021)
4.5
First Supplemental Indenture dated as of January 26, 2021, among National Health Investors, Inc. Regions Bank, as trustee, and the subsidiary guarantors set forth therein (incorporated by reference to Exhibit 4.2 to Form 8-K dated January 26, 2021)

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

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date:	May 10, 2021	/s/ D. Eric Mendelsohn
D. Eric Mendelsohn
President and Chief Executive Officer
(duly authorized officer)

Date:	May 10, 2021	/s/ John L. Spaid
John L. Spaid
Chief Financial Officer
(Principal Financial Officer)