Form 10-Q
period 2021-06-30
NATIONAL HEALTH INVESTORS INC
filed 2021-08-09
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	_____________	to	_____________

Commission File Number 001-10822
National Health Investors Inc
(Exact name of registrant as specified in its charter)

Maryland		62-1470956
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

222 Robert Rose Drive
Murfreesboro	Tennessee	37129
(Address of principal executive offices)		(Zip Code)

(615)	890-9100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	NHI	New York Stock Exchange

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

There were 45,850,599 shares of common stock outstanding of the registrant as of August 2, 2021.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets:
Real estate properties:
Land	$212,609	$220,361
Buildings and improvements	3,024,923	3,041,616
Construction in progress	4,167	3,093
	3,241,699	3,265,070
Less accumulated depreciation	(622,943)	(597,638)
Real estate properties, net	2,618,756	2,667,432
Mortgage and other notes receivable, net of reserve of $5,171 and $4,946, respectively	284,177	292,427
Cash and cash equivalents	32,544	43,344
Straight-line rent receivable	97,723	95,703
Assets held for sale, net	22,581	—
Other assets	21,664	21,583
Total Assets	$3,077,445	$3,120,489

Liabilities and Stockholders’ Equity:
Debt	$1,434,744	$1,499,285
Accounts payable and accrued expenses	25,728	25,189
Dividends payable	41,266	49,818
Lease deposit liabilities	9,438	10,638
Deferred income	9,209	12,614
Total Liabilities	1,520,385	1,597,544

Commitments and Contingencies

National Health Investors, Inc. Stockholders' Equity:
Common stock, $0.01 par value, 100,000,000 shares authorized
45,850,599 and 45,185,992 shares issued and outstanding, respectively	459	452
Capital in excess of par value	1,589,205	1,540,946
Cumulative dividends in excess of net income	(39,316)	(22,015)
Accumulated other comprehensive loss	(3,633)	(7,149)
Total National Health Investors, Inc. Stockholders' Equity	1,546,715	1,512,234
Noncontrolling interests	10,345	10,711
Total Equity	1,557,060	1,522,945
Total Liabilities and Stockholders’ Equity	$3,077,445	$3,120,489

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements. The Condensed Consolidated Balance Sheet at December 31, 2020 was derived from the audited consolidated financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Revenues:
Rental income	$68,351	$77,917	$143,101	$154,444
Interest income and other	5,979	6,257	12,114	12,827
	74,330	84,174	155,215	167,271
Expenses:
Depreciation	20,658	20,847	41,464	41,290
Interest	12,840	13,557	25,813	27,697
Legal	(40)	250	90	585
Franchise, excise and other taxes	232	145	465	389
General and administrative	3,588	3,032	11,577	7,342
Taxes and insurance on leased properties	2,175	1,450	4,337	3,002
Loan and realty losses (gains)	1,221	(380)	1,171	1,195
	40,674	38,901	84,917	81,500
Loss from equity method investment	(909)	(848)	(1,718)	(1,290)
Gains on sales of real estate	6,484	—	6,484	21,007
Loss on early retirement of debt	—	—	(451)	—
Net income	39,231	44,425	74,613	105,488
Less: net income attributable to noncontrolling interests	(48)	(57)	(100)	(96)
Net income attributable to common stockholders	$39,183	$44,368	$74,513	$105,392

Weighted average common shares outstanding:
Basic	45,850,599	44,650,002	45,577,843	44,631,797
Diluted	45,858,074	44,650,002	45,607,924	44,634,070

Earnings per common share:
Net income attributable to common stockholders - basic	$0.85	$0.99	$1.63	$2.36
Net income attributable to common stockholders - diluted	$0.85	$0.99	$1.63	$2.36

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)

Net income	$39,231	$44,425	$74,613	$105,488
Other comprehensive income (loss):
Increase in fair value of cash flow hedges	(76)	(867)	(82)	(10,058)
Reclassification for amounts recognized as interest expense	1,820	2,263	3,598	2,755
Total other comprehensive income (loss)	1,744	1,396	3,516	(7,303)
Comprehensive income	40,975	45,821	78,129	98,185
Comprehensive income attributable to noncontrolling interest	(48)	(57)	(100)	(96)
Comprehensive income attributable to common stockholders	$40,927	$45,764	$78,029	$98,089

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2021	2020
	(unaudited)
Cash flows from operating activities:
Net income	$74,613	$105,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	41,464	41,290
Amortization of debt issuance costs, debt discounts and prepaids	2,255	2,350
Amortization of commitment fees and note receivable discounts	(252)	(435)
Amortization of lease incentives	522	485
Straight-line rent income	(8,391)	(10,395)
Non-cash interest income on mortgage and other notes receivable	(1,153)	(1,844)
Gains on sales of real estate	(6,484)	(21,007)
Loss from equity method investment	1,718	1,290
Loss on early retirement of debt	451	—
Loan and realty losses	1,171	1,195
Payment of lease incentives	(1,042)	—
Non-cash stock-based compensation	6,438	2,315
Changes in operating assets and liabilities:
Other assets	(2,691)	(742)
Accounts payable and accrued expenses	118	(3,318)
Deferred income	(225)	137
Net cash provided by operating activities	108,512	116,809

Cash flows from investing activities:
Investments in mortgage and other notes receivable	(42,836)	(32,826)
Collections of mortgage and other notes receivable	52,266	14,579
Acquisition of real estate	(46,817)	(94,630)
Investments in equipment	(64)	(54)
Investments in renovations of existing real estate	(1,479)	(5,579)
Investment in equity method investment	—	(875)
Distribution from equity method investment	288	—
Proceeds from sale of real estate	43,871	39,260
Net cash provided by (used in) investing activities	5,229	(80,125)

Cash flows from financing activities:
Proceeds from revolving credit facility	60,000	145,000
Payments on revolving credit facility	(333,000)	(32,000)
Payments on term loans	(125,185)	(609)
Proceeds from issuance of senior notes	396,784	—
Debt issuance costs	(5,018)	—
Distributions to noncontrolling interests	(402)	(298)
Proceeds from noncontrolling interests	—	13
Taxes remitted on employee stock awards	—	(2,705)
Proceeds from issuance of common shares, net	47,904	(293)
Convertible note redemption	(66,076)	—
Dividends paid to stockholders	(100,366)	(96,043)
Net cash provided by (used in) financing activities	(125,359)	13,065

(Decrease) Increase in cash and cash equivalents and restricted cash	(11,618)	49,749
Cash and cash equivalents and restricted cash, beginning of period	46,343	15,669
Cash and cash equivalents and restricted cash, end of period	$34,725	$65,418
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Six Months Ended
	June 30,
	2021	2020
	(unaudited)
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$20,062	$26,288
Supplemental disclosure of non-cash investing and financing activities:
Real estate acquired in exchange for mortgage notes receivable	$—	$59,350
Noncash portion of noncontrolling interest conveyed in acquisition	$—	$10,778
Increase in mortgage note receivable from sale of real estate	$—	$4,000
Change in accounts payable related to investments in real estate construction	$888	$1,899
Change in accounts payable related to distributions to noncontrolling interests	$63	$100

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Cumulative Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss	Total National Health Investors, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances at December 31, 2020	45,185,992	$452	$1,540,946	$(22,015)	$(7,149)	$1,512,234	$10,711	$1,522,945
Noncontrolling interest distribution	—	—	—	—	—	—	(233)	(233)
Total comprehensive income	—	—	—	35,332	1,772	37,104	52	37,156
Issuance of common stock, net	661,951	7	47,944	—	—	47,951	—	47,951
Shares issued on stock options exercised	2,656	—	—	—	—	—	—	—
Stock-based compensation	—	—	5,446	—	—	5,446	—	5,446
Dividends declared, $1.1025 per common share	—	—	—	(50,550)	—	(50,550)	—	(50,550)
Activity for the three months ended March 31, 2021	664,607	7	53,390	(15,218)	1,772	39,951	(181)	39,770
Noncontrolling interest distribution	—	—	—	—	—	—	(233)	(233)
Total comprehensive income	—	—	—	39,183	1,744	40,927	48	40,975
Equity component in redemption of convertible debt	—	—	(6,076)	—	—	(6,076)	—	(6,076)
Equity issuance costs	—	—	(47)	—	—	(47)	—	(47)
Stock-based compensation	—	—	992	—	—	992	—	992
Dividends declared, $.90 per common share	—	—	—	(41,266)	—	(41,266)	—	(41,266)
Activity for the three months ended June 30, 2021	—	—	(5,131)	(2,083)	1,744	(5,470)	(185)	(5,655)
Balances at June 30, 2021	45,850,599	$459	$1,589,205	$(39,316)	$(3,633)	$1,546,715	$10,345	$1,557,060

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Cumulative Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss	Total National Health Investors Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances at December 31, 2019	44,587,486	$446	$1,505,948	$(5,331)	$(3,432)	$1,497,631	$621	$1,498,252
Cumulative effect of change in accounting principle	—	—	—	(4,225)	—	(4,225)	—	(4,225)
Noncontrolling interest conveyed in acquisition	—	—	—	—	—	—	10,791	10,791
Noncontrolling interest distribution	—	—	—	—	—	—	(16)	(16)
Total comprehensive income	—	—	—	61,023	(8,699)	52,324	39	52,363
Issuance of common stock, net	—	—	(85)	—	—	(85)	—	(85)
Taxes remitted on employee stock awards	—	—	(2,705)	—	—	(2,705)	—	(2,705)
Shares issued on stock options exercised	62,516	1	(2)	—	—	(1)	—	(1)
Stock-based compensation	—	—	1,845	—	—	1,845	—	1,845
Dividends declared, $1.1025 per common share	—	—	—	(49,226)	—	(49,226)	—	(49,226)
Activity for the three months ended March 31, 2020	62,516	1	(947)	7,572	(8,699)	(2,073)	10,814	8,741
Noncontrolling interest conveyed in acquisition	—	—	—	—	—	—	(382)	(382)
Total comprehensive income	—	—	—	44,368	1,396	45,764	57	45,821
Issuance of common stock, net	—	—	(206)	—	—	(206)	—	(206)
Stock-based compensation	—	—	470	—	—	470	—	470
Dividends declared, $1.1025 per common share	—	—	—	(49,227)	—	(49,227)	—	(49,227)
Activity for the three months ended June 30, 2020	—	—	264	(4,859)	1,396	(3,199)	(325)	(3,524)
Balances at June 30, 2020	44,650,002	$447	$1,505,265	$(2,618)	$(10,735)	$1,492,359	$11,110	$1,503,469

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)

Note 1. Organization and Nature of Business

National Health Investors, Inc. (“NHI,” “the Company,” “we,” “us,” or “our”), established in 1991 as a Maryland corporation, is a self-managed real estate investment trust (“REIT”) specializing in sale-leaseback, joint venture, mortgage and mezzanine financing of need-driven and discretionary senior housing and medical facility investments. Our portfolio consists of lease, mortgage and other note investments in independent living facilities, assisted living facilities, entrance-fee communities, senior living campuses, skilled nursing facilities, hospitals and medical office building. As of June 30, 2021, we had investments of approximately $3.2 billion in 222 health care real estate properties located in 34 states and leased pursuant primarily to triple-net leases to 33 lessees consisting of 146 senior housing communities (“SHO”), 72 skilled nursing facilities, three hospitals and one medical office building, excluding one property classified as held for sale. Our portfolio of 14 mortgages along with other notes receivable totaled $289.3 million, excluding an allowance for expected credit losses of $5.2 million, as of June 30, 2021.

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

At June 30, 2021, we held interests in ten unconsolidated VIEs, and, because we lack either directly or through related parties the power to direct the activities that most significantly impact their economic performance, we have concluded that the Company is not the primary beneficiary. Accordingly, we account for our transactions with these entities and their subsidiaries at either amortized cost or net realizable value for straight-line rent receivables, excluding our investment accounted for under the equity method discussed in Note 5.

The Company’s unconsolidated VIEs are summarized below by date of initial involvement. For further discussion of the nature of the relationships, including the sources of exposure to these VIEs, see the notes to our condensed consolidated financial statements cross-referenced below ($ in thousands).

Date	Name	Source of Exposure	Carrying Amount	Maximum Exposure to Loss	Note Reference
2012	Bickford Senior Living	Various[1]	$65,000	$88,000	Notes 3, 4
2014	Senior Living Communities	Notes and straight-line receivable	$84,000	$93,000	Notes 3, 4
2016	Senior Living Management	Notes and straight-line receivable	$27,000	$27,000	—
2018	Sagewood, LCS affiliate	Notes	$117,000	$180,000	Note 4
2019	41 Management, LLC	Notes and straight-line receivable	$20,000	$34,000	Note 7
2020	Timber Ridge OpCo, LLC	Various[2]	$(4,000)	$5,000	Note 5
2020	Watermark Retirement	Notes and straight-line receivable	$5,000	$10,000	Note 7
2021	Montecito Medical Real Estate	Notes and funding commitment	$2,000	$50,000	Note 4, 7
2021	Vizion Health	Notes and straight-line receivable	$20,000	$22,000	Notes 3, 4
2021	Navion Senior Solutions	Notes and straight-line receivable	$7,000	$14,000	Notes 3, 4, 7
1 Notes, loan commitments, straight-line rent receivables, and unamortized lease incentives
2 Loan commitment, equity method investment and straight-line rent receivables

We are not obligated to provide support beyond our stated commitments to these tenants and borrowers whom we classify as VIEs, and accordingly, our maximum exposure to loss as a result of these relationships is limited to the amount of our commitments, as shown above and discussed in the notes. Economic loss on a lease, in excess of what is presented in the table above, if any, would be limited to that resulting from any period of arrearage and non-payment of monthly rent before we are able to take effective remedial action, as well as costs incurred in transitioning the lease to a new tenant. The potential extent of such loss would be dependent upon individual facts and circumstances, and is therefore not included in the table above.

In the future, NHI may be deemed the primary beneficiary of the operations if the tenants do not have adequate liquidity to accept the risks and rewards as the tenant and operator of the properties and might be required to consolidate the statements of financial position and results of operations of the operators into our consolidated financial statements.

We consolidate two real estate partnerships formed with our partners, Discovery Senior Housing Investor XXIV, LLC, (“Discovery”) and LCS Timber Ridge LLC (“LCS”), to invest in senior housing facilities. As of and for the three and six months ended June 30, 2021 and 2020, our non-controlling interests relate to these partnerships with Discovery and LCS.

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

The following table sets forth our “Cash, cash equivalents and restricted cash” reported within the Company’s Condensed Consolidated Statements of Cash Flows ($ in thousands):

	June 30, 2021	June 30, 2020
Cash and cash equivalents	$32,544	$46,853
Restricted cash (included in Other assets)	2,181	18,565
	$34,725	$65,418

Accounting for Lease Modifications related to Coronavirus Disease 2019

In April 2020, the FASB issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the coronavirus (“COVID-19”) pandemic. The Lease Modification Q&A clarifies that entities may elect not to evaluate whether lease-related relief provided to mitigate the economic effects of the COVID-19 pandemic is a lease modification under Accounting Standard Codification (“ASC”) 842, Leases (“ASC

842”). Instead, an entity that elects not to evaluate whether a concession directly related to COVID-19 pandemic, which does not substantially increase either its rights as lessor or the obligations of the tenant, is a lease modification can elect whether to apply the modification guidance. An entity should apply the election consistently to leases with similar characteristics and similar circumstances. NHI has elected not to apply the modification guidance under ASC 842 and has accounted for qualified rent concessions as variable lease payments when applicable, recorded as rental income when received. During the three and six months ended June 30, 2021, the Company provided $9.9 million and $14.1 million, respectively, in lease concessions as a result of the COVID-19 pandemic, as discussed in more detail in Note 7.

Note 3. Real Estate Properties and Investments

During the six months ended June 30, 2021, we completed the following real estate acquisitions as described below ($ in thousands):

Operator	Date	Properties	Asset Class	Land	Building & Improvements	Total
Vizion Health	Q2 2021	1	HOSP	$1,470	$38,780	$40,250
Navion Senior Solutions	Q2 2021	1	SHO	531	6,069	6,600
				$2,001	$44,849	$46,850

Vizion Health

In May 2021, we acquired a 64-bed specialty behavioral hospital located in Oklahoma for a total purchase price of $40.3 million, including $0.3 million in closing costs. In May 2021, we leased the hospital to an affiliate of Vizion Health. The 15-year master lease, which includes two five-year extension options, has an initial lease rate of 8.5% with fixed annual escalators of 2.5%. We have committed to additional funding of capital improvements for the hospital of up to $2.0 million which will be added to the lease base as funded.

Navion Senior Solutions

In June 2021, we acquired a 48-unit assisted living and memory care community in Tennessee for a purchase price of $6.6 million, including closing costs of $0.1 million. The community was added to an existing master lease with Navion Senior Solutions (“Navion”) whose term was reset for 12 years, has a lease rate of 7.5% with fixed annual escalators of 2.5% and offers two optional extensions of five years each.

Tenant Concentration

The following table contains information regarding tenant concentration in our portfolio, excluding $2.6 million for our corporate office and a credit loss reserve balance of $5.2 million, based on the percentage of revenues for the six months ended June 30, 2021 and 2020, related to tenants or affiliates of tenants, that exceed 10% of total revenue ($ in thousands):

	as of June 30, 2021				Revenues[1]
	Asset	Number of	Real	Notes	Six Months Ended June 30,
	Class	Properties	Estate	Receivable	2021		2020

Senior Living Communities	EFC	10	$573,631	$44,411	$25,420	16%	$26,140	16%
Holiday Retirement	ILF	26	532,672	—	19,188	12%	20,353	12%
National HealthCare Corporation (NHC)	SNF	42	171,188	—	18,844	12%	18,904	11%
Bickford Senior Living	ALF	42	490,308	36,875	16,893	11%	27,526	16%
All others, net[2]	Various		1,471,301	208,062	70,533	45%	71,166	43%
Escrow funds received from tenants
for property operating expenses	Various		—	—	4,337	4%	3,182	2%
			$3,239,100	$289,348	$155,215		$167,271

1 includes interest income on notes receivable

2 includes prior period amounts for disposals or transitioned to new operators

At June 30, 2021, the one state in which we had an investment concentration of 10% or more was South Carolina (10.4%).

Two of our board members, including our chairman, are also members of NHC’s board of directors.

Assets Held for Sale

We have identified a behavioral hospital located in Tennessee for disposal, pursuant to the exercise of an option to purchase, and have classified the asset as available for sale on the Condensed Consolidated Balance Sheet at June 30, 2021. In July 2021, we sold this property for cash consideration of $31.2 million and recorded a gain of $8.6 million. Rental income was $0.7 million and $1.4 million, for both the three and six months ended June 30, 2021 and 2020, respectively.

Tenant Purchase Options

Certain of our leases contain purchase options allowing tenants to acquire the leased properties. At June 30, 2021, we had a net investment of $18.9 million in five real estate properties which are subject to exercisable tenant purchase options. Tenant purchase options on 11 properties in which we had an aggregate net investment of $100.3 million at June 30, 2021, become exercisable between 2022 and 2028. Rental income from leased properties with tenant purchase options either currently exercisable or exercisable in the future was $4.3 million and $8.7 million for the three and six months ended June 30, 2021, respectively, and $4.2 million and $7.9 million for the three and six months ended June 30, 2020, respectively.

In June 2021, we received notification of a tenant’s intention to acquire, pursuant to a purchase option, a hospital located in California. The purchase option calls for a minimum purchase price of $15.0 million with any appreciation above $15.0 million to be split evenly between the parties. The net investment at June 30, 2021 was $9.5 million. Rental income was $0.5 million and $0.9 million, for both the three and six months ended June 30, 2021 and 2020, respectively. The transaction will close no earlier than one year after the receipt of the notice of exercise.

We cannot reasonably estimate at this time the probability that any other purchase options will be exercised in the future. Consideration to be received from the exercise of any tenant purchase option is expected to exceed our net investment in the leased property or properties.

Other Portfolio Activity

Tenant Transitioning

Nine properties were transitioned during 2019 to five new tenants following a period of non-compliance by the former operators. Two leases with new tenants for six of these properties specify periods during which rental income is based on operating income, net of management fees. We recognized rental income from these nine properties of $0.8 million and $1.6 million for the three and six months ended June 30, 2021, respectively, and $1.3 million and $2.8 million for the three and six months ended June 30, 2020, respectively.

Asset Dispositions

Bickford

During the second quarter of 2021, we sold to affiliates of Bickford a portfolio of six properties that were being leased to Bickford for a purchase price of $52.9 million. We received approximately $39.9 million in cash consideration upon sale and originated a second mortgage note receivable for the remaining purchase price of $13.0 million. A gain was not recognized related to the $13.0 million second mortgage note receivable, which is discussed in more detail in Note 4. We recorded a gain upon completion of this transaction totaling approximately $3.5 million representing the excess of the $39.9 million cash consideration received over the net book value of the assets sold of $34.5 million and the write off of straight-line rents receivable of approximately $1.9 million. Rental income from this portfolio was $1.6 million and $3.0 million for the six months ended June 30, 2021 and 2020, respectively.

Upon completion of the sale, Bickford satisfied the terms of our prior agreement that contingently waived $2.1 million in rental income for the third quarter of 2020. These properties were part of our ongoing negotiations for the sale to Bickford of nine properties being leased to Bickford. We continue to explore our options for the remaining three properties, which could include a sale to a third party, re-tenanting, or retaining the existing lease with Bickford.

Florida Medical Office Building

During the second quarter of 2021, we also sold a medical office building for approximately $4.3 million in cash consideration resulting in a gain of $3.0 million. Revenue for this property was $0.1 million and $0.2 million for the six months ended June 30, 2021 and 2020 respectively.

Holiday Disposition

In July 2021, we signed a non-binding letter of intent to sell a portfolio of nine properties that is leased to Holiday with an aggregate net book value of $133.5 million. We anticipate closing this transaction in August 2021 for total cash consideration of $129.8 million and will recognize an impairment of approximately $3.7 million in the third quarter of 2021 associated with this transaction. Rental income was $2.9 million and $5.8 million, for both the three and six months ended June 30, 2021 and 2020, respectively.

Future Minimum Base Rent

Future minimum lease payments to be received by us under our operating leases at June 30, 2021, are as follows ($ in thousands):

Remainder of 2021	$142,729
2022	284,690
2023	280,864
2024	275,808
2025	276,974
2026	281,289
Thereafter	1,203,183
$2,745,537

We assess the collectability of lease payments to be received from our tenants, which includes receivables, consisting primarily of straight-line rents receivable, based on several factors, including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, and current economic conditions. If our evaluation of these factors indicates it is not probable that we will be able to collect substantially all of the lease payments, we recognize lease payments on a cash basis and de-recognize all rents receivable, including the straight-line rent receivable and record as a reduction in rental revenue.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Lease payments based on fixed escalators, net of deferrals	$61,394	$69,918	$128,982	$138,588
Lease payments based on variable escalators	894	1,400	1,913	2,764
Straight-line rent income	4,150	5,218	8,391	10,395
Escrow funds received from tenants for property operating expenses	2,175	1,630	4,337	3,182
Amortization of lease incentives	(262)	(249)	(522)	(485)
Rental income	$68,351	$77,917	$143,101	$154,444

Note 4. Mortgage and Other Notes Receivable

At June 30, 2021, our investments in mortgage notes receivable totaled $225.7 million secured by real estate and other assets of the borrower (e.g., UCC liens on personal property) related to 14 facilities and other notes receivable totaled $63.6 million guaranteed by significant parties to the notes or by cross-collateralization of properties with the same owner. These balances exclude a credit loss reserve of $5.2 million at June 30, 2021. All our notes were on full accrual basis at June 30, 2021.

Montecito Medical Real Estate

In April 2021, the Company entered into a $50.0 million mezzanine loan and security agreement with Montecito Medical Real Estate for a new fund that will invest in medical real estate, including medical office buildings, throughout the United States. Amounts under the loan agreement will be funded as real estate investments are identified for acquisition. Borrowings under the loan agreement will bear interest at an annual rate of 9.5% and accrue an additional 2.5% in interest to be paid upon certain future events including repayments, sales of fund investments, and refinancings. Funds drawn in accordance with this agreement are required to be repaid on a per-investment basis five years from deployment of the funds for the applicable investment and includes two one year extensions. At June 30, 2021, we had funded $2.1 million of our commitment that was used to acquire two medical office buildings for a combined purchase price of approximately $11.1 million.

Vizion Health - Brookhaven

In May 2021, we provided a $20.0 million, five year loan to Vizion Health-Brookhaven, LLC to finance the acquisition of healthcare operations, including the real and personal property of a behavioral hospital we acquired in May 2021 discussed in Note 3. The loan requires monthly principal and interest payments and bears an initial annual interest rate of 8.5% with fixed annual escalators of 2.5% beginning June 1, 2022. Initial principal loan repayments are equal to 90% of the excess cash flow as defined in the agreement. Principal repayments are reduced to 50% of the excess cash flow once the outstanding loan balance is reduced below $15.0 million.

Bickford

As part of the sale of six properties to Bickford discussed in Note 3, we executed a $13.0 million second mortgage as part of the purchase price consideration. The loan is secured by a security interest in the portfolio that is subordinate only to the first mortgage on the portfolio held by a third party. This second mortgage note receivable bears interest at a 10% annual rate and matures in April 2026. Commencing in January 2022, payments of principal and interest are required based on a 15-year amortization schedule. In addition, the interest rate will be reset to 8% if Bickford prepays approximately $5.3 million in principal prior to December 31, 2022.

Given the size of the Company financing provided relative to the purchase price, its subordination to the first mortgage outstanding and the ongoing negative impact of the COVID-19 pandemic on Bickford’s operating results, we did not include this note receivable in the determination of the gain to be recognized upon sale of the portfolio in accordance with the provisions of ASC 610-20, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets. Therefore, this note receivable is not reflected in mortgage and other notes receivable, net in the Condensed Consolidated Balance Sheet as of June 30, 2021. We will re-evaluate the collectability of this note receivable each reporting period and recognize the note receivable and related deferred gain at such time the note is considered probable of collection in accordance with ASC 610-20.

Navion Senior Solutions

In May 2021, we provided a ten-year corporate loan to Navion for $3.6 million. The loan requires interest-only payments at an annual interest rate of 8% until June 1, 2024, and gives us first option to provide permanent development financing for a future project.

Life Care Services - Sagewood

In the second quarter of 2021, LCS-Westminster Partnership IV LLP, an affiliate of LCS, repaid principal of $51.4 million on its note receivable. The note balance is $117.1 million as of June 30, 2021.

Credit Loss Reserve

Our principal measures of credit quality, except for construction mortgages, are debt service coverage for amortizing loans and interest or fixed charge coverage for non-amortizing loans collectively (“Coverage”). A Coverage ratio provides a measure of the borrower’s ability to make scheduled principal and interest payments. The Coverage ratios presented in the following table have been calculated utilizing the most recent date for which data is available, March 31, 2021, using EBITDARM (earnings before interest, taxes, depreciation, amortization, rent and management fees) and the requisite debt service, interest service or fixed charges, as defined in the applicable loan agreement. We categorize Coverage into three levels: (i) more than 1.5x, (ii) between 1.0x and 1.5x, (iii) less than 1.0x. We update the calculation of coverage on a quarterly basis. Coverage is not a meaningful credit quality indicator for construction mortgages as either these developments are not generating any operating income, or they have insufficient operating income as occupancy levels necessary to stabilize the properties have not yet been achieved. We measure credit quality for these mortgages by considering the construction and stabilization timeline and the financial condition of the borrower as well as economic and market conditions. As of June 30, 2021, we did not have any construction loans that we considered underperforming. The tables below present outstanding note balances as of June 30, 2021 at amortized cost.

We consider the guidance in ASC 310-20 when determining whether a modification, extension or renewal constitutes a current period origination. The credit quality indicator as of June 30, 2021, is presented below for the amortized cost, net by year of origination of ($ in thousands):

	2021	2020	2019	2018	2017	Prior	Total
Mortgages
more than 1.5x	$—	$14,275	$9,029	$28,700	$—	$4,471	$56,475
between 1.0x and 1.5x	—	—	—	116,167	—	—	116,167
less than 1.0x	—	3,974	39,123	—	—	10,000	53,097
No coverage available	—	—	—	—	—	—	—
	—	18,249	48,152	$144,867	—	14,471	225,739
Mezzanine
more than 1.5x	3,565	—	—	—	—	—	3,565
between 1.0x and 1.5x	22,310	—	—	—	—	—	22,310
less than 1.0x	—	—	—	—	—	25,273	25,273
No coverage available	—	—	750	—	—	—	750
	25,875	—	750	—	—	25,273	51,898
Revolver
more than 1.5x							—
between 1.0x and 1.5x							11,711
less than 1.0x							—
							11,711
					Credit loss reserve		(5,171)
							$284,177

Due to the economic uncertainty created by the COVID-19 pandemic and the potential impact on the collectability of our mortgages and other notes receivable, we forecasted at the beginning of the pandemic a 20% increase in the probability of a default and a 20% increase in the amount of loss from a default resulting in an effective adjustment of 44%.

The allowance for expected credit losses is presented in the following table for the six months ended June 30, 2021 ($ in thousands):

Beginning balance January 1, 2021	$4,946
Provision for expected credit losses	225
Balance June 30, 2021	$5,171

Bickford Construction Loans

As of June 30, 2021, we had $42.9 million of construction loans to Bickford. At June 30, 2021, we had funded $32.9 million toward these commitments. The construction loans are secured by first mortgage liens on substantially all real and personal property as well as a pledge of any and all leases or agreements which may grant a right of use to the property. Usual and customary covenants extend to the agreements, including the borrower’s obligation for payment of insurance and taxes. NHI has a fair market value purchase option on the properties at stabilization of the underlying operations. On these development projects, Bickford, as borrower, is entitled to up to $2.0 million per project in incentives based on the achievement of predetermined operational milestones and, if funded, will increase NHI's future purchase price and eventual NHI lease payment.

Senior Living Communities

On March 30, 2021, we amended the revolving line of credit agreement with Senior Living Communities (“Senior Living”) to increase availability from $15.0 million to $20.0 million. Borrowings by Senior Living under the revolver are to be used for working capital needs and to finance construction projects within its portfolio, including building additional units. Beginning January 1, 2023, availability under the revolver reduces to $15.0 million. The revolver matures in December 2029 at the time of lease maturity. At June 30, 2021, the $11.7 million outstanding under the facility bears interest at 7.45% per annum, the prevailing 10-year U.S. Treasury rate plus 6%.

The Company also has a mortgage loan of $32.7 million with Senior Living originated in July 2019 for the acquisition of a 248-unit continuing care retirement community (“CCRC”) in Columbia, South Carolina. The mortgage loan is for a term of five years with two one year extensions and carries an interest rate of 7.25%. Additionally, the loan conveys to NHI a purchase option at a stated minimum price of $38.3 million, subject to adjustment for market conditions.

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

We account for our investment in Timber Ridge OpCo under the equity method since we are not the primary beneficiary of Timber Ridge OpCo as our participating rights do not give us the power to direct the activities that most significantly impact Timber Ridge OpCo’s economic performance. Our equity share in the losses of Timber Ridge OpCo during the six months ended June 30, 2021 and 2020, was $1.7 million and $1.3 million, respectively. During the six months ended June 30, 2021, we received $0.4 million in cash distributions from Timber Ridge OpCo. Under the equity method, we decrease the carrying value of our investment for losses in the entity and distributions to NHI for cumulative amounts up to and including our basis plus any commitments to fund operations. As of June 30, 2021, we have recognized our share of Timber Ridge OpCo’s operating losses in excess of our initial investment. These cumulative losses of $4.3 million in excess of our original basis are included in “Accounts payable and accrued expenses” in our Condensed Consolidated Balance Sheet as of June 30, 2021. Our commitments are currently limited to the additional $5.0 million under the revolving credit facility.

The Timber Ridge property is subject to early resident mortgages secured by a Deed of Trust and Indenture of Trust (the “Deed and Indenture”). As part of our acquisition, Timber Ridge PropCo acquired the Timber Ridge property and a subordination agreement was entered into pursuant to which the Trustee acknowledged and confirmed that the security interests created under the Deed and Indenture were subordinate to any security interests granted in connection with the loan made by NHI to Timber Ridge PropCo. In addition, by terms of the resident loan assumption agreement, during the term of the lease (seven years with two renewal options), Timber Ridge OpCo is to indemnify Timber Ridge PropCo for any repayment by Timber Ridge PropCo of these liabilities under the guarantee. As a result of the subordination and resident loan assumption agreements, a liability was not recorded for the resident loan obligation upon acquisition and as of June 30, 2021. The balance secured by the Deed and Indenture was $16.3 million at June 30, 2021.

Note 6. Debt

Debt consists of the following ($ in thousands):

	June 30, 2021	December 31, 2020
Revolving credit facility - unsecured	$25,000	$298,000
Bank term loans - unsecured	525,000	650,000
Senior notes - unsecured, net of discount of $3,082	396,918	—
Private placement term loans - unsecured	400,000	400,000
Fannie Mae term loans - secured, non-recourse	95,169	95,354
Convertible senior notes - unsecured	—	60,000
Unamortized loan costs	(7,343)	(4,069)
	$1,434,744	$1,499,285

Aggregate principal maturities of debt as of June 30, 2021 are as follows ($ in thousands):

Remainder of 2021	$187
2022	250,389
2023	475,408
2024	75,425
2025	143,761
2026	—
Thereafter	496,917
1,442,087
Less: unamortized loan costs	(7,343)
$1,434,744

Convertible senior notes

On April 1, 2021, our 3.25% senior unsecured convertible notes (the “Convertible Notes”) matured. The Company paid $67.1 million, including accrued interest of $1.0 million and a $6.1 million conversion premium to retire the Convertible Notes. The conversion premium was recorded as a reduction of “Capital in excess of par value” in our Condensed Consolidated Balance Sheet as of June 30, 2021.

Unsecured revolving credit facility and bank term loans

Our unsecured bank credit facility consists of two term loans - $225.0 million maturing in August 2022 and $300.0 million maturing in September 2023 - and a $550.0 million revolving credit facility that was initially scheduled to mature in August 2021. In April 2021, the Company elected to exercise the extension option on the revolving credit facility available after payment of a 10 basis point extension fee totaling $0.6 million, extending the maturity of the revolver to August 2022. Some combination of cash on hand, proceeds from recent and planned asset sales and operating cash flows is expected to be used to pay off the $225.0 million term loan at its maturity in August 2022. We also plan to execute a multiple year extension of our revolving credit facility prior to the August 2022 maturity date at an amount at least equal to the current $550.0 million capacity. We have swap agreements to fix the interest rates on $400.0 million of term loans that expire in December 2021.

In January 2021, we repaid a $100.0 million term loan that was entered into July 2020 with the net proceeds from the 2031 Senior Notes offering discussed below. The term loan bore interest at a rate of 30-day LIBOR (with a 50 basis point floor) plus 185 basis points (“bps”), based on our current leverage ratios. Upon repayment, the Company expensed approximately $0.5 million of deferred financing cost associated with this loan which is included in “Loss on early retirement of debt” in our Condensed Consolidated Statement of Income for the six months ended June 30, 2021.

The revolving facility fee is currently 20 bps per annum, and based on our current leverage ratios, the facility presently provides for floating interest on the revolver and the term loans at 30-day LIBOR plus 120 bps and a blended 132 bps, respectively. At June 30, 2021 and December 31, 2020, 30-day LIBOR was 10 bps and 14 bps, respectively.

At June 30, 2021, we had $525.0 million available to draw on the revolving portion of our credit facility, subject to usual and customary covenants. Among other stipulations, the unsecured credit facility agreement requires that we maintain certain financial ratios within limits set by our creditors. At June 30, 2021, we were in compliance with these ratios.

Pinnacle Bank is a participating member of our banking group. A member of NHI’s Board of Directors and chairman of our audit committee is also the chairman of Pinnacle Financial Partners, Inc., the holding company for Pinnacle Bank. NHI’s local banking transactions are conducted primarily through Pinnacle Bank.

Senior Notes 2031

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

The 2031 Senior Notes are subject to affirmative and negative covenants, including financial covenants. As of June 30, 2021 we were in compliance with all affirmative and negative covenants, including financial covenants for our 2031 Senior Notes borrowings.

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

Fannie Mae term loans

In March 2015, we obtained $78.1 million in Fannie Mae financing. The term-debt financing consists of interest-only payments at an annual rate of 3.79% and a 10-year maturity. The mortgages are non-recourse and secured by thirteen properties leased to Bickford. In a December 2017 acquisition, we assumed additional Fannie Mae debt that amortizes through 2025 when a balloon payment will be due, is subject to prepayment penalties until 2024, bears interest at a nominal rate of 4.6%, and has a remaining balance of $17.1 million at June 30, 2021. Collectively, these notes are secured by facilities having a net book value of $128.0 million at June 30, 2021.

Interest Rate Swap Agreements

Our existing interest rate swap agreements will collectively continue through December 2021 to hedge against fluctuations in variable interest rates applicable to $400.0 million of our bank loans. During the remainder of 2021, approximately $3.6 million of losses, which are included in “Accumulated other comprehensive loss” in our Condensed Consolidated Balance Sheets, are projected to be reclassified into earnings.

As of June 30, 2021, we employed the following interest rate swap contracts to mitigate our interest rate risk on our bank term and revolver loans described above ($ in thousands):

Date Entered	Maturity Date	Swap Rate	Rate Index	Notional Amount	Fair Value (Liability)
March 2019	December 2021	2.22%	1-month LIBOR	$100,000	$(1,062)
March 2019	December 2021	2.21%	1-month LIBOR	$100,000	$(1,068)
June 2019	December 2021	1.61%	1-month LIBOR	$150,000	$(1,125)
June 2019	December 2021	1.63%	1-month LIBOR	$50,000	$(378)

If the fair value of the hedge is an asset, we include it in our Condensed Consolidated Balance Sheets in the line item “Other assets”, and, if a liability, as a component of “Accounts payable and accrued expenses”. See Note 11 for fair value disclosures about our interest rate swap agreements. Net liability balances for our hedges included as components of “Accounts payable and accrued expenses” on June 30, 2021 and December 31, 2020, were $3.6 million and $7.1 million, respectively.

The following table summarizes interest expense ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest expense on debt at contractual rates	$10,368	$10,569	$20,821	$23,572
Losses reclassified from accumulated other
comprehensive income into interest expense	1,820	2,263	3,598	2,755
Capitalized interest	(17)	(19)	(34)	(117)
Amortization of debt issuance costs, debt discount and other	669	744	1,428	1,487
Total interest expense	$12,840	$13,557	$25,813	$27,697

Note 7. Commitments, Contingencies and Uncertainties

In the normal course of business, we enter into a variety of commitments, typically consisting of funding of revolving credit arrangements, construction and mezzanine loans classified below as loan commitments, and commitments for the funding of construction for expansion or renovation to our existing properties under lease classified below as development commitments. In our leasing operations, we offer to our tenants and to sellers of newly acquired properties a variety of inducements which originate contractually as contingencies but which may become commitments upon the satisfaction of the contingent event. Contingent payments earned will be included in the respective lease bases when funded. The tables below summarize our existing, known commitments and contingencies as of June 30, 2021 according to the nature of their impact on our leasehold or loan portfolios. ($ in thousands):

	Asset Class	Type	Total	Funded	Remaining
Loan Commitments:
LCS Sagewood Note A	SHO	Construction	$118,800	$(107,342)	$11,458
Bickford Senior Living	SHO	Construction	42,900	(32,901)	9,999
41 Management	SHO	Construction	22,200	(10,217)	11,983
Senior Living Communities	SHO	Revolving Credit	20,000	(11,711)	8,289
41 Management	SHO	Construction	10,800	(9,092)	1,708
Timber Ridge OpCo	SHO	Working Capital	5,000	—	5,000
Watermark Retirement	SHO	Working Capital	5,000	(1,000)	4,000
Montecito Medical Real Estate	MOB	Mezzanine Loan	50,000	(2,108)	47,892

			$274,700	$(174,371)	$100,329

As provided above, loans funded do not include the effects of discounts or commitment fees.

The credit loss liability for unfunded loan commitments is estimated using the same methodology as for our funded mortgage and other notes receivable based on the estimated amount that we expect to fund. We applied the same COVID-19 pandemic adjustments as discussed in Note 4.

The liability for expected credit losses on our unfunded loans is presented in the following table for the six months ended June 30, 2021 ($ in thousands):

Beginning balance January 1, 2021	$270
Provision for expected credit losses	946
Balance at June 30, 2021	$1,216

	Asset Class	Type	Total	Funded	Remaining
Development Commitments:
Woodland Village	SHO	Renovation	$7,515	$(7,425)	$90
Senior Living Communities	SHO	Renovation	9,930	(9,930)	—
Discovery Senior Living	SHO	Renovation	900	(900)	—
Watermark Retirement	SHO	Renovation	6,500	(3,000)	3,500
Navion Senior Solutions	SHO	Renovation	3,650	—	3,650
Other	SHO	Various	2,800	(391)	2,409
			$31,295	$(21,646)	$9,649

In addition to the commitments listed above, Discovery PropCo has committed to Discovery Senior Living for funding up to $2.0 million toward the purchase of condominium units located at one of the facilities. As of June 30, 2021, we have funded $1.0 million toward this commitment.

As of June 30, 2021, we had $31.9 million of contingent lease inducement commitments in six lease agreements which are generally based on the performance of facility operations and may or may not be met by the tenant. At June 30, 2021, we had funded $1.5 million toward these commitments of which $1.0 million was funded during the six months ended June 30, 2021.

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

Revenues for the operators of our properties continue to be significantly impacted by occupancy. Building occupancy rates have been and may continue to be adversely affected by the COVID-19 pandemic if it continues to cause sustained negative trends such as early resident move-outs, delays in admitting new residents, or other collateral events. In addition, actions our operators take to address outbreaks could materially increase their operating costs, including costs related to enhanced health and safety precautions among other measures. A decrease in occupancy or increase in costs could have a material adverse effect on the ability of our operators to meet their financial and other contractual obligations to us, including the payment of rent, as well as on our results of operations.

Since the pandemic began, we have granted rent concessions as shown in the following table ($ in thousands):

	Year ended		Three months ended		Six months ended
	December 31, 2020		June 30, 2021		June 30, 2021		Cumulative Totals
	Deferrals	Abatements	Deferrals	Abatements	Deferrals	Abatements	Deferrals	Abatements
Bickford	$3,750	$2,100	$6,500	$—	$10,250	$—	$14,000	$2,100
Holiday	—	—	1,200	—	1,200	—	1,200	—
All Others	1,232	50	2,201	—	2,648	—	3,880	50
	$4,982	$2,150	$9,901	$—	$14,098	$—	$19,080	$2,150

The majority of the deferred amounts noted in the table above accrue interest starting at 8% per annum from the date of the deferral until paid in full under the terms of each tenant’s deferral agreement. No amount of rent deferrals have been repaid.

In addition to the concessions noted above, we have agreed with Bickford to defer $1.5 million in contractual rent due for July 2021. We have agreed with Holiday to defer an additional $0.6 million of contractual rent due for July 2021. We also agreed to utilize $1.8 million of the lease deposit with Holiday as contractual rent with $1.2 million applied towards second quarter of 2021 contractual rent and $0.6 million towards July 2021 contractual rent. The balance of the lease deposit at June 30, 2021 was $9.4 million. We have reached agreement with two other tenants regarding additional rent deferrals of approximately $0.9 million for the third quarter 2021. We are in discussions with one other tenant for a rent deferral of approximately $0.7 million for the remainder of 2021.

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

Note 8. Equity and Dividends

At-the-Market (ATM) Equity Program

During the six months ended June 30, 2021, we issued 661,951 common shares through the ATM program with an average price of $73.62, resulting in net proceeds of approximately $47.9 million. We intend to use the proceeds from any further activity under the ATM program for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under our credit facility.

Dividends

The following table summarizes dividends declared by the Board of Directors or paid during the six months ended June 30, 2021 and 2020:

Six Months Ended June 30, 2021
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
December 15, 2020	December 31, 2020	January 29, 2021	$1.1025
March 12, 2021	March 31, 2021	May 7, 2021	$1.1025
June 3, 2021	June 30, 2021	August 6, 2021	$0.90

Six Months Ended June 30, 2020
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
November 7, 2019	December 31, 2019	January 31, 2020	$1.05
February 19, 2020	March 31, 2020	May 8, 2020	$1.1025
June 15, 2020	June 30, 2020	August 7, 2020	$1.1025

On August 6, 2021, the Board of Directors declared a $0.90 per share dividend to common stockholders of record on September 30, 2021, payable on November 5, 2021.

Note 9. Stock-Based Compensation

The Company’s outstanding stock incentive awards have been granted under two incentive plans – the 2012 Stock Incentive Plan (“2012 Plan”) and the 2019 Stock Incentive Plan (“2019 Plan”). During the first quarter of 2021, we granted stock options under the 2019 Plan of 639,500 and the remaining 12,500 awards available under the 2012 Plan. As of June 30, 2021, shares available for future grants totaled 2,117,336 all under the 2019 plan. The following is a summary of stock-based compensation expense, net of any forfeitures, included in “General and administrative expenses” in the Condensed Consolidated Statements of Income ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Non-cash stock-based compensation expense	$992	$470	$6,438	$2,315

The weighted average fair value of options granted during the six months ended June 30, 2021 and 2020 was $14.54 and $5.54 per option, respectively. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2021	2020
Dividend yield	6.7%	5.1%
Expected volatility	48.1%	17.1%
Expected lives	2.9 years	2.9 years
Risk-free interest rate	0.33%	1.30%

The following table summarizes our outstanding stock options:

			Weighted Average
	Number	Weighted Average	Remaining
	of Shares	Exercise Price	Contractual Life (Years)
Options outstanding, January 1, 2020	1,004,014	$74.35
Options granted	592,000	$90.32
Options exercised	(512,509)	$72.98
Options forfeited	(10,500)	$88.73
Options outstanding, June 30, 2020	1,073,005	$83.68

Exercisable at June 30, 2020	601,994	$81.09

Options outstanding, January 1, 2021	1,033,838	$83.54
Options granted	652,000	$69.20
Options exercised	(20,000)	$60.52
Options outstanding, June 30, 2021	1,665,838	$78.20	3.63

Exercisable at June 30, 2021	1,183,324	$79.25	3.33

At June 30, 2021, the aggregate intrinsic value of stock options outstanding and exercisable was $0.3 million and $0.3 million, respectively. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2021 and 2020 was $0.2 million or $9.27 per share and $8.1 million or $15.84 per share, respectively.

As of June 30, 2021, unrecognized compensation expense totaling $3.8 million associated with unvested stock options is expected to be recognized over the following periods: remainder of 2021 - $2.0 million, 2022 - $1.6 million and 2023 - $0.2 million.

Note 10. Earnings Per Common Share

The weighted average number of common shares outstanding during the reporting period is used to calculate basic earnings per common share. Diluted earnings per common share assume the exercise of stock options and the conversion of our convertible debt prior to its retirement using the treasury stock method, to the extent dilutive. Dilution resulting from the conversion option within our convertible debt was determined by computing an average of incremental shares included in each diluted EPS computation.

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per common share ($ in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income attributable to common stockholders	$39,183	$44,368	$74,513	$105,392

BASIC:
Weighted average common shares outstanding	45,850,599	44,650,002	45,577,843	44,631,797

DILUTED:
Weighted average common shares outstanding	45,850,599	44,650,002	45,577,843	44,631,797
Stock options	7,475	—	9,174	2,273
Convertible senior notes	—	—	20,907	—
Weighted average dilutive common shares outstanding	45,858,074	44,650,002	45,607,924	44,634,070

Net income attributable to common stockholders - basic	$0.85	$0.99	$1.63	$2.36
Net income attributable to common stockholders - diluted	$0.85	$0.99	$1.63	$2.36

Incremental anti-dilutive shares excluded:
Net share effect of stock options with an exercise price in excess of the average market price for our common shares	290,998	610,367	248,223	439,962

Regular dividends declared per common share	$0.90	$1.1025	$2.0025	$2.205

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

Assets and liabilities measured at fair value on a recurring basis are as follows ($ in thousands):

		Fair Value Measurement
	Balance Sheet Classification	June 30, 2021	December 31, 2020
Level 2
Interest rate swap liability	Accounts payable and accrued expenses	$3,633	$7,150

Carrying amounts and fair values of financial instruments that are not carried at fair value at June 30, 2021 and December 31, 2020 in the Condensed Consolidated Balance Sheets are as follows ($ in thousands):

	Carrying Amount		Fair Value Measurement
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Level 2
Variable rate debt	$547,941	$945,078	$550,000	$948,000
Fixed rate debt	$886,803	$554,207	$880,572	$575,292

Level 3
Mortgage and other notes receivable, net	$284,177	$292,427	$303,018	$321,021

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

Carrying amounts of cash and cash equivalents and restricted cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. The fair values of our borrowings under our revolving credit facility and other variable rate debt are reasonably estimated at their notional amounts at June 30, 2021 and December 31, 2020, due to the predominance of floating interest rates, which generally reflect market conditions.

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

Executive Overview

National Health Investors, Inc., established in 1991 as a Maryland corporation, is a self-managed real estate investment trust (“REIT”) specializing in sale-leaseback, joint-venture, mortgage and mezzanine financing of need-driven and discretionary senior housing and medical facility investments. Our portfolio consists of real estate investments in independent living facilities, assisted living facilities, entrance-fee communities, senior living campuses, skilled nursing facilities, specialty hospitals and medical office building. We fund our real estate investments primarily through: (1) operating cash flow, (2) debt offerings, including bank lines of credit and term debt, both unsecured and secured, and (3) the sale of equity securities.

Portfolio

As of June 30, 2021, we had investments in real estate and mortgage and other notes receivable involving 236 facilities located in 34 states. These investments involve 157 senior housing properties, 75 skilled nursing facilities, three hospitals and one medical office building, excluding one property classified as held for sale. These investments consisted of properties with an original cost of approximately $3.2 billion, rented under primarily triple-net leases to 33 lessees, and $289.3 million aggregate carrying value of mortgage and other notes receivable, excluding an allowance for expected credit losses of $5.2 million, due from ten borrowers.

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

The following tables summarize our investments in real estate and mortgage and other notes receivable as of and for the six months ended June 30, 2021 ($ in thousands):

	Properties	Beds/Sq. Ft.*		Revenue	% Total	Investment
Real Estate Properties
Senior Housing - Need-Driven
Assisted Living	89	4,932		$28,205	18.2%	$913,175
Senior Living Campus	14	1,976		9,973	6.4%	307,587
Total Senior Housing - Need-Driven	103	6,908		38,178	24.6%	1,220,762
Senior Housing - Discretionary
Independent Living	32	3,703		22,352	14.4%	600,615
Entrance-Fee Communities	11	2,707		30,755	19.8%	743,985
Total Senior Housing - Discretionary	43	6,410		53,107	34.2%	1,344,600
Total Senior Housing	146	13,318		91,285	58.8%	2,565,362
Medical Facilities
Skilled Nursing Facilities	72	9,433		41,176	26.5%	595,413
Hospitals	3	185		3,088	2.0%	71,352
Medical Office Buildings	1	61,500	*	165	0.1%	6,973
Total Medical Facilities	76			44,429	28.6%	673,738
Total Real Estate Properties	222			135,714	87.4%	$3,239,100
Income From Properties Sold and Held For Sale				3,050
Escrow Funds Received From Tenants				4,337
Total Rental Income				143,101

Mortgage and Other Notes Receivable
Senior Housing - Need-Driven	9	565		2,906	2.0%	$72,401
Senior Housing - Discretionary	2	714		6,886	4.4%	148,867
Skilled Nursing	3	180		204	0.1%	4,472
Other Notes Receivable	—	—		1,980	1.3%	63,608
Total Mortgage and Other Notes Receivable	14	1,459		11,976	7.8%	$289,348
Other Income				138
Total Revenue				$155,215

Portfolio Summary	Properties	Revenue	% Portfolio	Investment
Real Estate Properties	222	$135,714	91.9%	$3,239,100
Mortgage and Other Notes Receivable	14	11,976	8.1%	289,348
Total Portfolio	236	$147,690	100.0%	$3,528,448

Portfolio by Operator Type
Public	64	$33,789	22.9%	$482,802
National Chain (Privately Owned)	28	29,688	20.1%	783,731
Regional	130	79,216	53.6%	2,122,701
Small	14	4,997	3.4%	139,214
Total Portfolio	236	$147,690	100.0%	$3,528,448

For the six months ended June 30, 2021, operators of facilities who provided 3% or more and collectively 79% of our total revenues were (parent company, in alphabetical order): Bickford Senior Living; Chancellor Health Care; Discovery Senior Living; Health Services Management; Holiday Retirement; Life Care Services; National HealthCare Corporation; Senior Living Communities; and Senior Living Management; and The Ensign Group.

As of June 30, 2021, our average effective annualized rental income was $8,737 per bed for SNFs, $8,441 per unit for SLCs, $10,314 per unit for ALFs, $11,434 per unit for ILFs, $22,723 per unit for EFCs, $51,948 per bed for hospitals, and $5 per square foot for MOBs.

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

Revenues for the operators of our properties continue to be significantly impacted by occupancy. Building occupancy rates have been and may continue to be adversely affected by the COVID-19 pandemic if it continues to cause sustained negative trends such as early resident move-outs, delays in admitting new residents, or other collateral events. In addition, actions our operators take to address outbreaks could materially increase their operating costs, including costs related to enhanced health and safety precautions among other measures. A decrease in occupancy or increase in costs could have a material adverse effect on the ability of our operators to meet their financial and other contractual obligations to us, including the payment of rent, as well as on our results of operations.

Since the pandemic began, we have granted rent concessions as shown in the following table ($ in thousands):

	Year ended		Three months ended		Six months ended
	December 31, 2020		June 30, 2021		June 30, 2021		Cumulative Totals
	Deferrals	Abatements	Deferrals	Abatements	Deferrals	Abatements	Deferrals	Abatements
Bickford	$3,750	$2,100	$6,500	$—	$10,250	$—	$14,000	$2,100
Holiday	—	—	1,200	—	1,200	—	1,200	—
All Others	1,232	50	2,201	—	2,648	—	3,880	50
	$4,982	$2,150	$9,901	$—	$14,098	$—	$19,080	$2,150

The majority of the deferred amounts noted in the table above accrue interest starting at 8% per annum from the date of the deferral until paid in full under the terms of each tenant’s deferral agreement. No amount of rent deferrals have been repaid.

In addition to the concessions noted above, we have agreed with Bickford to defer $1.5 million in contractual rent due for July 2021. We have agreed with Holiday to defer an additional $0.6 million of contractual rent due for July 2021. We also agreed to utilize $1.8 million of the lease deposit with Holiday as contractual rent with $1.2 million applied towards second quarter of 2021 contractual rent and $0.6 million towards July 2021 contractual rent. The balance of the lease deposit at June 30, 2021 was $9.4 million. We have reached agreement with two other tenants regarding additional rent deferrals of approximately $0.9 million for the third quarter 2021. We are in discussions with one other tenant for a rent deferral of approximately $0.7 million for the remainder of 2021. We anticipate some of our tenants may need additional rent deferrals to assist them with the impact of the pandemic on their operations. The timing and amount of any additional deferrals cannot yet be determined.

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

We had approximately $37.0 million in unrestricted cash and cash equivalents on hand and $525.0 million in availability under our unsecured revolving credit facility as of July 31, 2021. In addition, we believe we continue to have access to additional debt sources and maintain availability under our at-the-market (“ATM”) equity issuance program and shelf registration statement to fund our future obligations, although no assurances can be made. We believe these liquidity sources position us to manage through the negative effects of the COVID-19 pandemic.

See “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K for further information regarding the risks presented by the COVID-19 pandemic.

Investment Highlights

Since January 1, 2021, we have completed or announced the following real estate and note investments ($ in thousands):

	Date	Properties	Asset Class	Amount
2021
Real Estate Investments
Vizion Health	Q2 2021	1	HOSP	$40,250
Navion	Q2 2021	1	SHO	6,600

Note Investments
Montecito Medical Real Estate	Q2 2021	1	MOB	50,000
Vizion Health-Brookhaven	Q2 2021	1	HOSP	20,000
Navion Senior Solutions	Q2 2021	1	SHO	3,600
				$120,450

Vizion Health

In May 2021, we acquired a 64-bed specialty behavioral hospital located in Oklahoma for a total purchase price of $40.3 million, including $0.3 million in closing costs. In May 2021, we leased the hospital to an affiliate of Vizion Health. The 15-year master lease, which includes two five-year extension options, has an initial lease rate of 8.5% with fixed annual escalators of 2.5%. We have committed to additional funding of capital improvements for the hospital of up to $2.0 million which will be added to the lease base as funded.

In May 2021, we provided a $20.0 million, five year loan to Vizion Health-Brookhaven, LLC to finance the acquisition of healthcare operations, including the real and personal property of a behavioral hospital we acquired in May 2021 discussed above. The loan requires monthly principal and interest payments and bears an initial annual interest rate of 8.5% with fixed annual escalators of 2.5% beginning June 1, 2022. Initial principal loan repayments are equal to 90% of the excess cash flow as defined in the agreement. Principal repayments are reduced to 50% of the excess cash flow once the outstanding loan balance is reduced below $15.0 million.

Navion Senior Solutions

In June 2021, we acquired a 48-unit assisted living and memory care community in Tennessee for a purchase price of $6.6 million, including closing costs of $0.1 million. The community was added to an existing master lease with Navion Senior Solutions (“Navion”) whose term was reset for 12 years, has a lease rate of 7.5% with fixed annual escalators of 2.5% and offers two optional extensions of five years each.

In May 2021, we provided a ten-year corporate loan to Navion for $3.6 million. The loan requires interest-only payments at an annual interest rate of 8% until June 1, 2024 and gives us first option to provide permanent development financing for a future project.

Montecito Medical Real Estate

In April 2021, the Company entered into a $50.0 million mezzanine loan and security agreement with Montecito Medical Real Estate for a new fund that will invest in medical real estate, including medical office buildings, throughout the United States. Amounts under the loan agreement will be funded as real estate investments are identified for acquisition. Borrowings under the loan agreement will bear interest at an annual rate of 9.5% and accrue an additional 2.5% in interest to be paid upon certain future events including repayments, sales of fund investments, and refinancings. Funds drawn in accordance with this agreement are required to be repaid on a per-investment basis five years from deployment of the funds for the applicable investment and includes two one year extensions. At June 30, 2021, we had funded $2.1 million of our commitment that was used to acquire two medical office buildings for a combined purchase price of approximately $11.1 million.

Asset Dispositions

Bickford - During the second quarter of 2021, we sold to affiliates of Bickford a portfolio of six properties that were being leased to Bickford for a purchase price of $52.9 million. We received approximately $39.9 million in cash consideration upon sale and originated a second mortgage note receivable for the remaining purchase price of $13.0 million. This note receivable is not reflected in mortgage and other notes receivable, net in the Condensed Consolidated Balance Sheet as of June 30, 2021 which is discussed in more detail in Note 4 to the condensed consolidated financial statements. We recorded a gain upon completion of this transaction totaling approximately $3.5 million representing the excess of the $39.9 million cash consideration received over the net book value of the assets sold of $34.5 million and the write off of straight-line rents receivable of approximately $1.9 million. Rental income from this portfolio was $1.6 million and $3.0 million for the six months ended June 30, 2021 and 2020, respectively.

Upon completion of the sale, Bickford satisfied the terms of our prior agreement that contingently waived $2.1 million in rental income for the third quarter of 2020. These properties were part of the Company’s ongoing negotiations for the sale to Bickford of nine properties leased to Bickford. We continue to explore our options for the remaining three properties, which could include a sale to a third party, re-tenanting, or retaining the existing lease with Bickford.

Florida Medical Office Building - During the second quarter of 2021, we also sold a medical office building for approximately $4.3 million in cash consideration resulting in a gain of $3.0 million. Revenue for this property was $0.1 million and $0.2 million for the six months ended June 30, 2021 and 2020 respectively.

Holiday Disposition - In July 2021, we signed a non-binding letter of intent to sell a portfolio of nine properties that is leased to Holiday with an aggregate net book value of $133.5 million. We anticipate closing this transaction in August 2021 for total cash consideration of $129.8 million and will recognize an impairment of approximately $3.7 million in the third quarter of 2021 associated with this transaction. Rental income was $2.9 million and $5.8 million, for both the three and six months ended June 30, 2021 and 2020, respectively.

Notes Receivable Repayment

In the second quarter of 2021, LCS-Westminster Partnership IV LLP, an affiliate of LCS, repaid principal of $51.4 million on its note receivable. The note balance is $117.1 million as of June 30, 2021.

Assets Held for Sale

We have identified a behavioral hospital located in Tennessee for disposal, pursuant to the exercise of an option to purchase, and have classified the asset as available for sale on the Condensed Consolidated Balance Sheet at June 30, 2021. In July 2021, we sold this property for cash consideration of $31.2 million and recorded a gain of $8.6 million. Rental income was $0.7 million and $1.4 million, for both the three and six months ended June 30, 2021 and 2020, respectively.

Other

Our leases are typically structured as “triple net leases” on single-tenant properties having an initial leasehold term of 10 to 15 years with one or more five-year renewal options. As such, there may be reporting periods in which we experience few, if any, lease renewals or expirations. During the six months ended June 30, 2021, we did not have any significant renewing or expiring leases. Most of our existing leases contain annual escalators in rent payments. For financial statement purposes, rental income is recognized on a straight-line basis over the term of the lease.

Certain of our leases contain purchase options allowing tenants to acquire the leased properties. At June 30, 2021, we had a net investment of $18.9 million in five real estate properties which are subject to exercisable tenant purchase options. Tenant purchase options on 11 properties in which we had an aggregate net investment of $100.3 million at June 30, 2021, become exercisable between 2022 and 2028. Rental income from leased properties with tenant purchase options either currently exercisable or exercisable in the future was $4.3 million and $8.7 million for the three and six months ended June 30, 2021, respectively, and $4.2 million and $7.9 million for the three and six months ended June 30, 2020, respectively.

In June 2021, we received notification of a tenant’s intention to acquire, pursuant to a purchase option, a hospital located in California. The purchase option calls for a minimum purchase price of $15.0 million with any appreciation above $15.0 million to be split evenly between the parties. The net investment at June 30, 2021 was $9.5 million. Rental income was $0.5 million and $0.9 million, for both the three and six months ended June 30, 2021, respectively. The transaction will close no earlier than one year after the receipt of the notice of exercise.

We cannot reasonably estimate at this time the probability that any other purchase options will be exercised in the future. Consideration to be received from the exercise of any tenant purchase option is expected to exceed our net investment in the leased property or properties.

Tenant Concentration

As discussed in Note 3 to the condensed consolidated financial statements, we have four lessees (including their affiliated entities, which are the legal tenants) excluding $2.6 million for our corporate office and a credit loss reserve balance of $5.2 million, from whom we individually derive at least 10% of our total revenues as follows ($ in thousands):

	as of June 30, 2021				Revenues[1]
	Asset	Number of	Real	Notes	Six Months Ended June 30,
	Class	Properties	Estate	Receivable	2021		2020

Senior Living Communities	EFC	10	$573,631	$44,411	$25,420	16%	$26,140	16%
Holiday Retirement	ILF	26	532,672	—	19,188	12%	20,353	12%
National HealthCare Corporation (NHC)	SNF	42	171,188	—	18,844	12%	18,904	11%
Bickford Senior Living	ALF	42	490,308	36,875	16,893	11%	27,526	16%
All others, net[2]	Various		1,471,301	208,062	70,533	45%	71,166	43%
Escrow funds received from tenants
for property operating expenses	Various		—	—	4,337	4%	$3,182	2%
			$3,239,100	$289,348	$155,215		$167,271

1 includes interest income on notes receivable
2 includes prior period amounts for disposals or transitioned to new operators

Straight-line rent of $1.2 million and $2.1 million and interest revenue of $1.6 million and $2.3 million was recognized from the Senior Living Communities lease for the six months ended June 30, 2021 and 2020, respectively. Straight-line rent of $3.0 million and $3.3 million was recognized from the Holiday lease for the six months ended June 30, 2021 and 2020, respectively. Straight-line rent of $1.0 million and $1.4 million and interest revenue of $1.6 million and $1.3 million was recognized from the Bickford leases for the six months ended June 30, 2021 and 2020, respectively. For NHC, rent escalations are based on a percentage increase in revenue over a base year and do not give rise to non-cash, straight-line rental income.

For the six months ended June 30, 2021, approximately 27% of our total revenue was derived from operators of our skilled nursing facilities who receive a significant portion of their revenue from governmental payors, primarily Medicare and Medicaid. Such revenues are subject annually to statutory and regulatory changes.

The following table summarizes the average portfolio occupancy for Senior Living Communities, Bickford and Holiday for the periods indicated, excluding development properties in operation less than 24 months, notes receivable, and properties transitioned to new operators or disposed.

	Properties	2Q20	3Q20	4Q20	1Q21	2Q21	June 2021	July 2021
Senior Living Communities	9	79.1%	79.0%	77.3%	77.7%	78.5%	79.1%	79.9%
Bickford	42	82.1%	81.2%	79.1%	75.0%	77.4%	78.2%	79.6%
Holiday	26	83.5%	79.6%	77.2%	74.1%	73.8%	74.1%	74.9%

* Prior period occupancies have been restated to include an additional building added to the calculation in July 2021.

The following table summarizes the revenue concentration of our top five states for the six months ended June 30, 2021 and 2020, respectively, excluding any escrow funds received for property operating expenses ($ in thousands).

	Six Months Ended June 30,
Location	2021	2020
South Carolina	$17,209	$18,329
Florida	14,843	15,901
Texas	13,867	14,142
Washington	9,029	9,049
California	8,084	8,666
All others	87,846	98,002
Escrow funds received from tenants for property operating expenses	4,337	3,182
	$155,215	$167,271

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

We believe that EBITDARM is a useful way to analyze the cash potential of a group of assets. From EBITDARM we calculate a coverage ratio (EBITDARM/Cash Rent), measuring the ability of the operator to meet its monthly obligation. In addition to EBITDARM and the coverage ratio, we rely on a careful balance sheet analysis and other analytical procedures to help us identify potential areas of concern relative to our operators’ ability to generate sufficient liquidity to meet their obligations, including their obligation to continue to pay the amount due to us. Typical among our operators is a varying lag in reporting to us the results of their operations. Across our portfolio, however, our operators report their results, typically within either 30 or 45 days and at the latest, within 90 days of month’s end. For computational purposes, we exclude mortgages and other notes receivable, development and lease-up properties that have been in operation less than 24 months. For stabilized acquisitions in the portfolio less than 24 months and renewing leases with changes in scheduled rent, we include pro forma cash rent. Same-store portfolio coverage excludes properties that have transitioned operators in the past 24 months or assets subsequently sold except as noted.

The results of our coverage ratio analysis are presented below on a trailing twelve-month basis, as of March 31, 2021 and 2020 (the most recent periods available).

NHI Total Portfolio

By asset type	SHO	SNF	MEDICAL NON-SNF	TOTAL
Properties	130	74	3	207
1Q20	1.19x	2.81x	1.72x	1.68x
1Q21	1.08x	2.86x	2.78x	1.64x

Market served	Need Driven	Need Driven excl. Bickford	Discretionary	Discretionary excl. SLC & Holiday	Medical	Medical excl. NHC
Properties	91	49	39	4	77	35
1Q20	1.15x	1.16x	1.23x	1.74x	2.74x	1.90x
1Q21	0.92x	0.79x	1.24x	1.62x	2.85x	2.12x

Major tenants	NHC[1]	SLC[3]	Bickford[3]	Holiday
Properties	42	9	42	26
1Q20	3.79x	1.06x	1.14x	1.20x
1Q21	3.79x	1.31x	1.06x	0.97x

NHI Same-Store Portfolio[2]

By asset type	SHO	SNF	MEDICAL NON-SNF	TOTAL
Properties	113	74	3	190
1Q20	1.19x	2.81x	1.72x	1.71x
1Q21	1.09x	2.86x	2.78x	1.68x

Market served	Need Driven	Need Driven excl. Bickford	Discretionary	Discretionary excl. SLC & Holiday	Medical	Medical excl. NHC
Properties	84	42	29	3	77	35
1Q20	1.14x	1.15x	1.24x	1.82x	2.74x	1.90x
1Q21	0.91x	0.77x	1.29x	1.65x	2.85x	2.12x

Major tenants	NHC[1]	SLC[3]	Bickford[3]	Holiday[4]
Properties	42	9	42	17
1Q20	3.79x	1.06x	1.14x	1.22x
1Q21	3.79x	1.31x	1.06x	1.03x
1 NHC based on corporate-level Fixed Charge Coverage Ratio and includes 3 independent living facilities.

2Excludes properties that have transitioned operators in past 24 months, assets classified as held for sale, and 9 Holiday properties under a non-binding letter of intent to be sold.

3 Pro forma SLC & Bickford T12 EBITDARM coverage excluding PPP income is 1.13x and 0.9x, respectively.

4 Excludes 9 properties under a non-binding letter of intent to be sold.

These results include any amounts received and recognized by the operators from the HHS CARES Act Provider Relief Fund and funds received under the Paycheck Protection Program if the loan has been forgiven. Our operators may not consistently account for any COVID-19 pandemic relief funds received which can impact comparability among operators and across periods.

Fluctuations in portfolio coverage are a result of market and economic trends, local market competition, and regulatory factors as well as the operational success of our tenants. We use the results of individual leases to inform our decision making with respect to specific tenants, but trends described above by property type and operator bear analysis. Our senior housing portfolio shows a decline brought about primarily by a softening in occupancy and rising expenses, including wage pressures. Additionally, the COVID-19 pandemic in the U.S. has further softened coverage for these operators as well as across our portfolio. For many of the affected operators, as is typical of our portfolio in general, NHI has security deposits in place and/or corporate guarantees should actual cash rental shortfalls eventually materialize. In certain instances, our operators may increase their security deposits with us in an amount equal to the coverage shortfall, and, upon subsequent compliance with the required lease coverage ratio, the operator would then be entitled to a full refund. The sufficiency of credit enhancements (e.g. tenant deposits and guarantees) as a protection against economic downturn will be a focus as the economic effects of the COVID-19 pandemic continue. The metrics presented in the tables above give no effect to the presence of these security deposits. Because of the recent disposals of the Florida medical office building and the behavioral hospital discussed in Note 3 to the condensed consolidated financial statements, we combined the MOB and Hospital categories previously presented into the “Medical Non-SNF” Category. Each MOB’s coverage is driven by the underlying performance of its on-campus hospital as the tenant or guarantor under the lease. As a result, it is typical for MOB operations to have large fluctuations in coverage resulting from hospital operations.

Other Portfolio Activity

Tenant Transitioning

Nine properties were transitioned during 2019 to five new tenants following a period of non-compliance by the former operators. Two leases with the new tenants for six of these properties specify periods during which rental income is based on operating income, net of management fees. We recognized rental income from these nine properties of $0.8 million and $1.6 million for the three and six months ended June 30, 2021, respectively, and $1.3 million and $2.8 million for the three and six months ended June 30, 2020, respectively.

The following table summarizes the transition properties during the six months ended June 30, 2021:

			Occupancy[1]
Facility Name (New Tenant)	Units	State	June 2020	September 2020	December 2020	March 2021	June 2021
Discovery Commons of College Park	148	IN	14.2%	13.8%	15.7%	23.1%	36.7%
The Charlotte (SLC)	99	NC	34.8%	38.9%	42.9%	46.6%	57.1%
Maybelle Carter (Vitality)	135	TN	77.3%	76.8%	73.1%	68.7%	64.9%
Chancellor TX-IL portfolio	196	IL/TX	57.2%	54.4%	53.7%	54.4%	56.6%
Beaver Dam Assisted Living (BAKA)	120	WI	61.7%	61.8%	60.4%	60.4%	60.6%
	698		49.6%	49.2%	49.0%	50.5%	54.7%
1 Monthly Average

Real Estate and Mortgage Write-downs

In addition to the impact of the COVID-19 pandemic, our borrowers and tenants experience periods of significant financial pressures and difficulties similar to those encountered by other health care providers. Our condensed consolidated financial statements for the three and six months ended June 30, 2021 do not reflect any significant impairment of our long-lived assets as a result of the COVID-19 pandemic or other factors. We have no significant intangible assets currently recorded on our Condensed Consolidated Balance Sheet that would require assessment for impairment.

We have established a reserve for estimated credit losses of $5.2 million and a liability of $1.2 million for estimated credit losses on unfunded loan commitments as of June 30, 2021. We evaluate the reserves for estimated credit losses on a quarterly basis and make adjustments based on current circumstances as considered necessary.

We believe that the carrying amounts of our real estate properties are recoverable and that mortgage and other notes receivable are realizable and supported by the value of the underlying collateral. However, it is possible that future events could require us to make significant adjustments to these carrying amounts.

Results of Operations

The significant items affecting revenues and expenses are described below ($ in thousands):

	Three Months Ended
	June 30,			Period Change
	2021		2020	$	%
Revenues:
Rental income
EFCs leased to Senior Living Communities	$11,199		$10,858	$341	3.1%
HOSP leased to Vizion Health	323		—	323	NM
ALFs leased to 41 Management	745		434	311	71.7%
SNF leased to Ignite Team Partners	610		342	268	78.4%
SHOs leased to Discovery Senior Living	2,673		3,039	(366)	(12.0)%
SHOs leased to Senior Living Management	1,161		1,789	(628)	(35.1)%
SHOs leased to Wingate	(11)		975	(986)	NM
SHOs leased to Holiday Retirement	7,506		8,512	(1,006)	(11.8)%
ALFs leased to Bickford Senior Living	4,911		10,922	(6,011)	(55.0)%
Other new and existing leases	32,606		32,657	(51)	(0.2)%
Current year disposals	303		1,541	(1,238)	(80.3)%
	62,026		71,069	(9,043)	(12.7)%
Straight-line rent adjustments, new and existing leases	4,150		5,218	(1,068)	(20.5)%
Escrow funds received from tenants for taxes and insurance	2,175		1,630	545	33.4%
Total Rental Income	68,351		77,917	(9,566)	(12.3)%
Interest income and other
Bickford construction loans	1,019		677	342	50.5%
41 Management mortgage loan	395		172	223	NM
Vizion Health loan	161		—	161	NM
Life Care Services mortgages and construction loans	2,523		2,770	(247)	(8.9)%
Other new and existing mortgages and notes	1,821		2,567	(746)	(29.1)%
Total Interest Income from Mortgage and Other Notes	5,919		6,186	(267)	(4.3)%
Other income	60		71	(11)	(15.5)%
Total Revenues	74,330		84,174	(9,844)	(11.7)%
Expenses:
Depreciation
SNF leased to Ignite Team Partners	213		101	112	NM
SHOs leased to Holiday Retirement	3,309		3,493	(184)	(5.3)%
ALFs leased to Bickford Senior Living	3,301		3,403	(102)	(3.0)%
Current year disposals	104		314	(210)	(66.9)%
Other new and existing assets	13,731		13,536	195	1.4%
Total Depreciation	20,658		20,847	(189)	(0.9)%
Interest	12,840		13,557	(717)	(5.3)%
Non-cash stock-based compensation expense	992		470	522	NM
Loan and realty (gains) losses	1,221		(380)	1,601	NM
Taxes and insurance on leased properties	2,175		1,450	725	50.0%
Other expenses	2,788		2,957	(169)	(5.7)%
Total Expenses	40,674		38,901	1,773	4.6%
Loss from equity method investment	(909)		(848)	(61)	7.2%
Gains on sales of real estate	6,484		—	6,484	NM
Net income	39,231	39231000	44,425	(5,194)	(11.7)%
Less: net income attributable to noncontrolling interests	(48)		(57)	9	(15.8)%
Net income attributable to common stockholders	$39,183		$44,368	$(5,185)	(11.7)%

NM - not meaningful

Financial highlights of the three months ended June 30, 2021, compared to the same period of 2020 were as follows:

•Rental income received from our tenants decreased $9.6 million, or 12.3%, primarily as a result of rent concessions related to the second quarter of 2021 totaling $9.9 million, net of new investments funded since June 2020.

•Interest income from mortgage and other notes decreased $0.3 million, or 4.3%, primarily due to LCS principal repayments on a mortgage note of $51.4 million in the second quarter of 2021 offset by interest income on new loans funded since June 2020.

•Interest expense decreased $0.7 million, or 5.3%, as a result of the convertible bond that matured in April 2021, the payoff of the HUD mortgages in the fourth quarter of 2020 and a net decrease in the borrowings on the unsecured credit facility.

•Non-cash stock-based compensation expense increased $0.5 million from the same period one year ago. The Company’s stock option grants in the first quarter of 2021 had an increase in estimated fair value of $9.00 per option share compared to the first quarter of 2020 as determined using the Black-Scholes valuation model primarily from the increased volatility in the Company’s common stock price caused by the COVID-19 pandemic. In addition, the Company granted 60,000 additional options in the first quarter of 2021 compared to the first quarter of 2020, of which 50,000 options relate to the two new directors added during 2020.

•Loan and realty (gains) losses increased $1.6 million related to our assessment of expected credit losses primarily from the additional notes receivable investments made during second quarter of 2021.

•During the second quarter of 2021, we recorded $6.5 million in gains from the disposition of real estate assets as described under the heading “Asset Dispositions” in Note 3 to the condensed consolidated financial statements.

•The following table summarizes our stabilizing real estate transitioned to new tenants ($ in thousands):

	Three Months Ended
	June 30,		Period Change
	2021	2020	$	%
Revenues:
Rental income
SHOs leased to Chancellor Health Care	$—	$287	$(287)	(100.0)%
SHO leased to Senior Living Communities	56	343	(287)	(83.7)%
SHO leased to Discovery Senior Living	45	190	(145)	(76.3)%
SLC leased to Vitality Senior Living	3	105	(102)	(97.1)%
ALF leased to BAKA Enterprises	180	343	(163)	(47.5)%
Straight-line rent adjustments	479	—	479	NM
Total Rental Income	763	1,268	(505)	(39.8)%
Expenses:
Depreciation
SHOs leased to Chancellor Health Care	406	406	—	—%
SHO leased to Senior Living Communities	153	153	—	—%
SHO leased to Discovery Senior Living	171	171	—	—%
SLC leased to Vitality Senior Living	158	158	—	—%
ALF leased to BAKA Enterprises	135	135	—	—%
Total Depreciation	1,023	1,023	—	—%
Legal	—	(22)	22	(100.0)%
Franchise, excise and other taxes	—	(15)	15	(100.0)%
	1,023	986	37	3.8%
Net (loss) income	$(260)	$282	$(542)	NM

The significant items affecting revenues and expenses are described below (in thousands):

	Six Months Ended
	June 30,		Period Change
	2021	2020	$	%
Revenues:
Rental income
EFCs leased to Senior Living Communities	$22,640	$21,728	$912	4.2%
SNF leased to Ignite Team Partners	1,212	342	870	NM
CCRC leased to Timber Ridge OpCo	4,619	3,794	825	21.7%
ALFs leased to 41 Management	1,491	823	667	81.0%
SHOs leased to Discovery Senior Living	5,331	6,030	(700)	(11.6)%
ALFs leased to Chancellor Health Care	4,206	4,971	(765)	(15.4)%
SHOs leased to Holiday Retirement	16,196	17,025	(829)	(4.9)%
SHOs leased to Wingate Healthcare	1,008	1,947	(938)	(48.2)%
ALF’s leased to Bickford Senior Living	12,536	24,625	(12,089)	(49.1)%
Other new and existing leases	58,098	59,275	(1,176)	(2.0)%
Current year disposals	3,036	307	2,729	NM
	130,373	140,867	(10,494)	(7.4)%
Straight-line rent adjustments, new and existing leases	8,391	10,395	(2,004)	(19.3)%
Escrow funds received from tenants for taxes and insurance	4,337	3,182	1,155	36.3%
Total Rental Income	143,101	154,444	(11,343)	(7.3)%
Interest income and other
Bickford construction loans	1,781	1,261	520	41.2%
Life Care Services	5,701	5,352	349	6.5%
Vizion Health	161	—	161	NM
Senior Living Communities mortgage and other notes	1,616	2,276	(660)	(29.0)%
Bickford construction loan payoffs	—	625	(625)	(100.0)%
Other existing mortgages and notes	2,717	3,190	(473)	(14.8)%
Total Interest Income from Mortgage and Other Notes	11,976	12,704	(728)	(5.7)%
Other income	138	123	15	12.2%
Total Revenues	155,215	167,271	(12,056)	(7.2)%
Expenses:
Depreciation
ALFs leased to Bickford	6,603	7,368	(765)	(10.4)%
Current year disposals and held for sale	637	—	637	NM
Other new and existing assets	34,225	33,922	303	0.9%
Total Depreciation	41,465	41,290	175	0.4%
Interest	25,813	27,697	(1,884)	(6.8)%
Non-cash stock-based compensation expense	6,438	2,315	4,123	NM
Loan and realty losses	1,171	1,195	(24)	(2.0)%
Taxes and insurance on leased properties	4,337	3,002	1,335	44.5%
Other expenses	5,693	6,001	(308)	(5.1)%
Total Expenses	84,917	81,500	3,417	4.2%
Loss on early retirement of debt	(451)	—	(451)	NM
Loss from equity method investment	(1,718)	(1,290)	(428)	33.2%
Gains on sales of real estate	6,484	21,007	(14,523)	(69.1)%
Net income	74,613	105,488	(30,875)	(29.3)%
Less: net (income) attributable to noncontrolling interest	(100)	(96)	(4)	4.2%
Net income attributable to common stockholders	$74,513	$105,392	$(30,879)	(29.3)%

NM - not meaningful

Financial highlights of the six months ended June 30, 2021, compared to the same period in 2020 were as follows:

•Rental income received from our tenants decreased $11.3 million, or 7.3%, primarily as a result of rent concessions related to the first six months of 2021 totaling $14.1 million, net of new investments funded since June 2020.
•Interest income from mortgage and other notes decreased $0.7 million, or 5.7%, primarily due to net paydowns on loans.

•Interest expense decreased $1.9 million, or 6.8%, as a result of the convertible bond that matured in April 2021, the payoff of the HUD mortgages in the fourth quarter of 2020 and a net decrease in the borrowings on the unsecured credit facility.

•Non-cash stock-based compensation expense increased $4.1 million from the same period one year ago. The Company’s stock option grants in the first quarter of 2021 had an increase in estimated fair value of $9.00 per option share compared to the first quarter of 2020 as determined using the Black-Scholes valuation model primarily from the increased volatility in the Company’s common stock price caused by the COVID-19 pandemic. In addition, the Company granted 67,500 additional options in the first quarter of 2021 compared to the first quarter of 2020, of which 50,000 options relate to the two new directors added during 2020.

•Loss on early retirement of debt of $0.5 million for the six months ended June 30, 2021, represents the remaining deferred financing costs expensed upon repayment of $100.0 million term loan in January 2021.

•Gains on sales of real estate decreased $14.5 million, or 69.1%, for the six months ended June 30, 2021 as compared to the the same period in the prior year. For the six months ended June 30, 2021, we recorded $6.5 million in gains from disposition of real estate assets as described under “Asset Dispositions” in Note 3 to the condensed consolidated financial statements. For the six months ended June 30, 2020, we disposed of a portfolio of eight assisted living properties to Brookdale Senior Living.

•The following table summarizes our real estate under lease to transitioning tenants ($ in thousands):

	Six Months Ended
	June 30,		Period Change
	2021	2020	$	%
Revenues:
Rental income
SHOs leased to Chancellor Health Care	$—	$875	$(875)	(100.0)%
SHO leased to Senior Living Communities	354	699	(345)	(49.4)%
SHO leased to Discovery Senior Living	89	—	89	NM
SLC leased to Vitality Senior Living	6	185	(179)	NM
ALF leased to BAKA Enterprises	330	686	(356)	(51.9)%
Straight-line rent adjustments	841	—	841	NM
Total Rental Income	1,620	2,445	(825)	NM
Expenses:
Depreciation
SHOs leased to Chancellor Health Care	811	811	—	—%
SHO leased to Senior Living Communities	306	306	—	—%
SHO leased to Discovery Senior Living	342	342	—	—%
SLC leased to Vitality Senior Living	316	314	2	0.6%
ALF leased to BAKA Enterprises	270	269	1	0.4%
Total Depreciation	2,045	2,042	3	0.1%
Legal	—	(11)	11	NM
Franchise, excise and other taxes	—	21	(21)	NM
	2,045	2,052	(7)	(0.3)%
Net income (loss)	$(425)	$393	$(818)	NM

Liquidity and Capital Resources

At June 30, 2021, we had $525.0 million available to draw on our revolving credit facility, $32.5 million in unrestricted cash and cash equivalents, and the potential to access the remaining $417.4 million through the issuance of common stock under the Company’s $500.0 million ATM equity program. In addition, the Company maintains an effective automatic shelf registration statement through which capital could be raised via the issuance of debt and or equity securities.

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

These sources and uses of cash are reflected in our Condensed Consolidated Statements of Cash Flows as summarized below ($ in thousands):

	Six Months Ended June 30,		One Year Change
	2021	2020	$	%
Cash and cash equivalents and restricted cash, January 1	$46,343	$15,669	$30,674	NM
Net cash provided by operating activities	108,512	116,809	(8,297)	(7.1)%
Net cash provided by (used in) investing activities	5,229	(80,125)	85,354	NM
Net cash provided by (used in) financing activities	(125,359)	13,065	(138,424)	NM
Cash and cash equivalents and restricted cash, June 30	$34,725	$65,418	$(30,693)	(46.9)%

Operating Activities – Net cash provided by operating activities for the six months ended June 30, 2021, which includes new investments completed during 2021 and lease payment collections arising from escalators on existing leases and previously funded lease incentives, was impacted by $14.1 million in rent deferrals granted during the six months ended June 30, 2021.

Investing Activities – Net cash used in investing activities for the six months ended June 30, 2021 was comprised primarily of $91.2 million of investments in mortgage and other notes and renovations of real estate, offset by the collection of principal on mortgage and other notes receivable of $52.3 million.

Financing Activities – Net cash used in financing activities for the six months ended June 30, 2021 differs from the same period in 2020 primarily as a result of a $113.8 million decrease in net borrowings, inclusive of a $400.0 million senior note offering, a $48.2 million increase in proceeds from issuance of common shares and dividend payments which increased $4.3 million over the same period in 2020.

Debt Obligations

As of June 30, 2021, we had outstanding debt of $1.4 billion. Reference Note 6 to the condensed consolidated financial statements for additional information about our outstanding indebtedness. Also, reference “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for more details on our indebtedness and the impact of interest rate risk.

Unsecured Bank Credit Facility - Our bank credit facility derives from the Credit Agreement dated as of August 3, 2017 (the “2017 Agreement”), and a Term Loan Agreement dated as of September 17, 2018 (the “2018 Agreement”). Together these agreements establish our unsecured $1.1 billion bank credit facility, which consists of two term loans – $225.0 million maturing in August 2022 and $300.0 million maturing in September 2023 - and a $550.0 million revolving credit facility with an initial maturity in August 2021. In April 2021, the Company elected to exercise the extension option on the revolving credit facility available after payment of a 10 basis point extension fee totaling $0.6 million, extending the maturity of the revolver to August 2022. Some combination of cash on hand, proceeds from recent and planned asset sales and operating cash flows is expected to be used to pay off the $225.0 million term loan at its maturity in August 2022. We also plan to execute a multiple year extension of our revolving credit facility prior to the August 2022 maturity date at an amount at least equal to the current $550.0 million capacity. We have swap agreements to fix the interest rates on $400.0 million of term loans that expire in December 2021.

The revolving facility fee is currently 20 basis points (“bps”) per annum, and based on our current leverage ratios, the facility presently provides for floating interest on the revolver and the term loans at 30-day LIBOR plus 120 bps and a blended 132 bps, respectively. At June 30, 2021 and December 31, 2020, 30-day LIBOR was 10 bps and 14 bps, respectively.

As of June 30, 2021, we had $150.0 million of outstanding variable rate debt exposed to interest rate risk through December 2021, at which time our remaining hedges expire. For the six months ended June 30, 2021, the interest spreads on the revolver and term loans were 30-day LIBOR plus 120 bps and a blended 132 bps, respectively. The facility fee was 20 bps per annum. These interest spreads and facility fee reflected our leverage-ratio compliance based on the applicable margin for LIBOR loans, measuring debt to “Total Asset Value,” at Level 3 in the leverage-based interest schedule included in the credit agreements.

Effective August 1, 2021, we exercised our one-time option included in our credit agreements to shift from the leverage-based interest schedule to the credit ratings-based interest schedule. This change potentially reduces the volatility of our interest costs on borrowings under the credit agreements during periods when our leverage may fluctuate higher. Our decision to move to the credit ratings-based interest schedule considered the relative costs under each interest schedule in addition to our desire to have a more stable interest cost if our leverage were to fluctuate. As of June 30, 2021, the interest spreads on the revolver and term loans using the credit ratings-based interest schedule would have been 120 bps and a blended 129 bps, respectively. The facility fee would have been 25 bps per annum. Interest spreads and the facility fee under the credit ratings-based interest schedule increase approximately 40 bps and 5 bps, respectively, if the Company’s credit rating from at least two credit rating agencies is downgraded to “BBB-/Baa3” or lower.

The 2017 Agreement requires that we calculate specified financial statement metrics and meet or exceed a variety of financial ratios, which are usual and customary in nature. These ratios are calculated quarterly and as of June 30, 2021, were within required limits. The calculation of our leverage ratio involves intermediate determinations of our “total indebtedness” and of our “total asset value,” as defined in the 2017 Agreement. The 2018 Agreement generally includes the same covenants and financial statement metrics required for compliance with terms of the 2017 Agreement.

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

Convertible Senior Notes - On April 1, 2021, our 3.25% senior unsecured convertible notes (the “Convertible Notes”) matured. The Company paid $67.1 million, including accrued interest of $1.0 million and a $6.1 million conversion premium to retire the Convertible Notes. The conversion premium was recorded as a reduction of “Capital in excess of par value” in our Condensed Consolidated Balance Sheet as of June 30, 2021.

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

We calculate our fixed charge coverage ratio as approximately 5.6x for the six months ended June 30, 2021 (see our discussion under the heading Adjusted EBITDA including a reconciliation to our net income). Giving effect to significant acquisitions, financings, disposals and payoffs on an annualized basis, our consolidated net debt to Annualized Adjusted EBITDA ratio is approximately 5.1x for the three months ended June 30, 2021 ($ in thousands):

Consolidated Total Debt	$1,434,744
Less: cash and cash equivalents	(32,544)
Consolidated Net Debt	$1,402,200

Adjusted EBITDA	$68,496
Annualizing Adjustment	205,488
Annualized impact of recent investments, disposals and payoffs	(953)
$273,031

Consolidated Net Debt to Annualized Adjusted EBITDA	5.1x

Interest Rate Swap Agreements

To mitigate our exposure to interest rate risk, we have the following interest rate swap contracts in place to hedge against floating rates on our bank term loans and a portion of our revolving credit facility as of June 30, 2021 ($ in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value (Liability)
March 2019	December 2021	2.22%	1-month LIBOR	$100,000	$(1,062)
March 2019	December 2021	2.21%	1-month LIBOR	$100,000	$(1,068)
June 2019	December 2021	1.61%	1-month LIBOR	$150,000	$(1,125)
June 2019	December 2021	1.63%	1-month LIBOR	$50,000	$(378)

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

The following tables present summarized financial information for the Company and the Guarantors, on a combined basis after eliminating (i) intercompany transactions and balances among the guarantor entities and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor ($ in thousands):

As of
June 30, 2021
Real estate properties, net	$2,257,422
Other assets, net	423,839
Note receivable due from non-guarantor subsidiary	81,383
Totals assets	$2,762,644

Debt	$1,340,192
Other liabilities	83,197
Total liabilities	$1,423,389

Noncontrolling interest	$479

Six Months Ended
June 30, 2021
Revenues	$138,542
Interest revenue on note due from non-guarantor subsidiary	2,310
Expenses	77,247
Loss from equity method investee	(1,718)
Gains on sales of real estate	6,484
Loss on early retirement of debt	(451)
Net income	$67,920
Net income attributable to NHI and the subsidiary guarantors	$67,820

Equity

At June 30, 2021 we had 45,850,599 shares of common stock outstanding with a market value of $3.1 billion. Equity on our Condensed Consolidated Balance Sheet totaled $1.6 billion.

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

The following table summarizes dividends declared by the Board of Directors or paid during the six months ended June 30, 2021 and 2020:

Six Months Ended June 30, 2021
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
December 15, 2020	December 31, 2020	January 29, 2021	$1.1025
March 12, 2021	March 31, 2021	May 7, 2021	$1.1025
June 3, 2021	June 30, 2021	August 6, 2021	$0.90

Six Months Ended June 30, 2020
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
November 7, 2019	December 31, 2019	January 31, 2020	$1.05
February 19, 2020	March 31, 2020	May 8, 2020	$1.1025
June 15, 2020	June 30, 2020	August 7, 2020	$1.1025

On August 6, 2021, the Board of Directors declared a $0.90 per share dividend to common stockholders of record on September 30, 2021, payable on November 5, 2021.

At-the-Market (ATM) Equity Program - We maintain an ATM program which allows us to sell our common stock directly into the market. During the six months ended June 30, 2021, we issued 661,951 common shares through the ATM program with an average price of $73.62, resulting in net proceeds of approximately $47.9 million. We intend to use the proceeds from any further activity under the ATM program for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under our credit facility.

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

The balance secured by the Deed and Indenture is $16.3 million at June 30, 2021. By terms of the resident loan assumption agreement, during the term of the lease (seven years with two renewal options), Timber Ridge OpCo is to indemnify Timber Ridge PropCo for any repayment by Timber Ridge PropCo of these liabilities under the guarantee. As a result of the subordination agreement mentioned above and Timber Ridge OpCo’s indemnity guarantee, no liability has been recorded for the resident loan obligation.

As described in Note 2 to the condensed consolidated financial statements, our leases, mortgages and other notes receivable with certain unconsolidated entities represent variable interests in those enterprises. However, because we do not control these entities, nor do we have any role in their day-to-day management, we are not their primary beneficiary and therefore do not consolidate their financial statements. Except as discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, under Contractual Obligations and Contingent Liabilities, we have no further material obligations arising from our transactions with these entities, and we believe our maximum exposure to loss at June 30, 2021, due to this involvement would be limited to our contractual commitments and contingent liabilities and the amount of our current investments with them, as detailed further in the notes to the condensed consolidated financial statements. As of June 30, 2021, we furnished no direct support to any of these entities.

Contractual Obligations and Contingent Liabilities

As of June 30, 2021, our contractual payment obligations were as follows ($ in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt, including interest[1]	$1,552,810	$48,830	$769,796	$234,832	$499,352
Development commitments	9,649	9,649	—	—	—
Loan commitments	100,329	52,437	47,892	—	—
	$1,662,788	$110,916	$817,688	$234,832	$499,352
1 Interest is calculated based on the weighted average interest rate of outstanding debt balances as of June 30, 2021. The calculation also includes a facility fee of 0.20%.

Commitments and Contingencies

The following tables summarize information as of June 30, 2021 related to our outstanding commitments and contingencies which are more fully described in the notes to the condensed consolidated financial statements ($ in thousands):

	Asset Class	Type	Total	Funded	Remaining
Loan Commitments:
LCS Sagewood Note A	SHO	Construction	$118,800	$(107,342)	$11,458
Bickford Senior Living	SHO	Construction	42,900	(32,901)	9,999
41 Management	SHO	Construction	22,200	(10,217)	11,983
Senior Living Communities	SHO	Revolving Credit	20,000	(11,711)	8,289
41 Management	SHO	Construction	10,800	(9,092)	1,708
Timber Ridge OpCo	SHO	Working Capital	5,000	—	5,000
Watermark Retirement	SHO	Working Capital	5,000	(1,000)	4,000
Montecito Medical Real Estate	MOB	Mezzanine Loan	50,000	(2,108)	47,892
			$274,700	$(174,371)	$100,329

See Note 7 to our condensed consolidated financial statements for further details of our loan commitments. As provided above, loans funded do not include the effects of discounts or commitment fees.

The credit loss liability for unfunded loan commitments was $1.2 million as of June 30, 2021 and is estimated using the same methodology as for our funded mortgage and other notes receivable based on the estimated amount that we expect to fund.

	Asset Class	Type	Total	Funded	Remaining
Development Commitments:
Woodland Village	SHO	Renovation	$7,515	$(7,425)	$90
Senior Living Communities	SHO	Renovation	9,930	(9,930)	—
Discovery Senior Living	SHO	Renovation	900	(900)	—
Watermark Retirement	SHO	Renovation	6,500	(3,000)	3,500
Navion	SHO	Renovation	3,650	—	3,650
Other	SHO	Various	2,800	(391)	2,409
			$31,295	$(21,646)	$9,649

In addition to the commitments listed above, Discovery PropCo has committed to Discovery for funding up to $2.0 million toward the purchase of condominium units located at one of the facilities, of which $1.0 million has been funded as of June 30, 2021.

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

FFO & FAD

These supplemental performance measures may not be comparable to similarly titled measures used by other REITs. Consequently, our Funds From Operations (“FFO”), Normalized FFO and Normalized Funds Available for Distribution (“FAD”) may not provide a meaningful measure of our performance as compared to that of other REITs. Since other REITs may not use our definition of these measures, caution should be exercised when comparing our FFO, Normalized FFO and Normalized FAD to that of other REITs. These measures do not represent cash generated from operating activities in accordance with generally accepted accounting principles (“GAAP”) (these measures do not include changes in operating assets and liabilities) and therefore should not be considered an alternative to net earnings as an indication of performance, or to net cash flow from operating activities as determined by GAAP as a measure of liquidity, and are not necessarily indicative of cash available to fund cash needs. Beginning in the first quarter of 2021, the Company no longer presented Adjusted Funds from Operations as a supplemental measure of operating performance.

Funds From Operations - FFO

Our FFO per diluted common share for the six months ended June 30, 2021 decreased $0.42 or 14.9% over the same period in 2020 due primarily to the effects of the COVID-19 pandemic, partially offset by new investments completed since June 2020. FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and applied by us, is net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, impairments of real estate, and real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures, if any. The Company’s computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or have a different interpretation of the current NAREIT definition from that of the Company; therefore, caution should be exercised when comparing our Company’s FFO to that of other REITs. Diluted FFO assumes the exercise of stock options and other potentially dilutive securities.

Our Normalized FFO per diluted common share for the six months ended June 30, 2021 decreased $0.42 or 14.9% over the same period in 2020 due primarily to the effects of the COVID-19 pandemic, partially offset by new investments completed since June 2020. Normalized FFO excludes from FFO certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to, impairment of non-real estate assets, gains and losses attributable to the acquisition and disposition of non-real assets and liabilities, and recoveries of previous write-downs.

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

Funds Available for Distribution - FAD

Our Normalized FAD for the six months ended June 30, 2021 decreased $8.1 million or 6.71% over the same period in 2020 due primarily to the effects of the COVID-19 pandemic, partially offset by new investments completed since June 2020. In addition to the adjustments included in the calculation of Normalized FFO, Normalized FAD excludes the impact of any straight-line rent revenue, amortization of the original issue discount on our senior unsecured notes, amortization of debt issuance costs, non-cash stock based compensation, as well as certain non-cash items related to our equity method investment.

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

The following table reconciles net income, the most directly comparable GAAP metric, to FFO, Normalized FFO and Normalized FAD and is presented for both basic and diluted weighted average common shares ($ in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income attributable to common stockholders	$39,183	$44,368	$74,513	$105,392
Elimination of certain non-cash items in net income:
Depreciation	20,658	20,847	41,464	41,290
Depreciation related to noncontrolling interests	(210)	(210)	(420)	(357)
Gains on sales of real estate	(6,484)	—	(6,484)	(21,007)
NAREIT FFO attributable to common stockholders	53,147	65,005	109,073	125,318
Loss on early retirement of debt	—	—	451	—
Non-cash write-off of straight-line rent receivable	—	—	—	380
Normalized FFO attributable to common stockholders	53,147	65,005	109,524	125,698
Straight-line lease revenue, net	(4,150)	(5,218)	(8,391)	(10,775)
Straight-line lease revenue, net, related to noncontrolling interests	21	30	45	52
Amortization of lease incentives	262	249	522	485
Amortization of original issue discount	80	101	134	202
Amortization of debt issuance costs	588	643	1,294	1,285
Amortization related to equity method investment	520	(2)	1,056	(2)
Straight-line lease expense related to equity method investment	21	31	45	51
Note receivable credit loss expense	1,221	(380)	1,171	1,195
Non-cash stock-based compensation	992	470	6,438	2,315
Equity method investment capital expenditures	(105)	(105)	(210)	(210)
Equity method investment non-refundable fees received	242	101	761	173
Normalized FAD attributable to common stockholders	$52,839	$60,925	$112,389	$120,469

BASIC
Weighted average common shares outstanding	45,850,599	44,650,002	45,577,843	44,631,797
NAREIT FFO attributable to common stockholders per share	$1.16	$1.46	$2.39	$2.81
Normalized FFO attributable to common stockholders per share	$1.16	$1.46	$2.40	$2.82

DILUTED
Weighted average common shares outstanding	45,858,074	44,650,002	45,607,924	44,634,070
NAREIT FFO attributable to common stockholders per share	$1.16	$1.46	$2.39	$2.81
Normalized FFO attributable to common stockholders per share	$1.16	$1.46	$2.40	$2.82

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

The following table reconciles net income, the most directly comparable GAAP metric, to Adjusted EBITDA ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$39,231	$44,425	$74,613	$105,488
Interest expense	12,840	13,557	25,813	27,697
Franchise, excise and other taxes	232	145	465	389
Depreciation	20,658	20,847	41,464	41,290
NHI’s share of EBITDA adjustments for unconsolidated entities	798	—	1,486	—
Note receivable credit loss expense	1,221	(380)	1,171	1,195
Gains on sales of real estate	(6,484)	—	(6,484)	(21,007)
Loss on early retirement of debt	—	—	451	—
Non-cash write-off of straight-line rent receivable	—	—	—	380
Adjusted EBITDA	$68,496	$78,594	$138,979	$155,432

Interest expense at contractual rates	$10,368	$10,569	$20,821	$23,572
Interest rate swap payments, net	1,820	2,263	3,598	2,741
Principal payments	91	305	185	609
Fixed Charges	$12,279	$13,137	$24,604	$26,922

Fixed Charge Coverage	5.6x	6.0x	5.6x	5.8x

For all periods presented, EBITDA reflects GAAP interest expense, which excludes amounts capitalized during the period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At June 30, 2021, we were exposed to market risks related to fluctuations in interest rates on approximately $150.0 million of variable-rate indebtedness (excludes $400.0 million of variable-rate debt that has been hedged through interest-rate swap contracts) and on our mortgage and other notes receivable. The unused portion ($525.0 million at June 30, 2021) of our revolving credit facility, should it be drawn upon, is subject to variable rates.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a 50 basis-point increase or decrease in the interest rate related to variable-rate debt, and assuming no change in the outstanding balance as of June 30, 2021, net interest expense would increase or decrease annually by approximately $0.8 million or $0.02 per common share on a diluted basis.

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

The following table sets forth certain information with respect to our debt ($ in thousands):

	June 30, 2021			December 31, 2020
	Balance[1]	% of total	Rate[2]	Balance[1]	% of total	Rate[2]
Fixed rate:
Convertible senior notes - unsecured	$—	—%	—%	$60,000	4.0%	3.25%
Private placement term loans - unsecured	400,000	27.7%	4.15%	400,000	26.6%	4.15%
Senior notes - unsecured	400,000	27.7%	3.00%	—	—%	—%
Bank term loans - unsecured	400,000	27.7%	3.23%	340,000	22.6%	3.27%
Fannie Mae term loans - secured, non-recourse	95,169	6.6%	3.94%	95,354	6.3%	3.94%
Revolving credit facility - unsecured	—	—%	—%	60,000	4.0%	2.81%
Variable rate:
Bank term loans - unsecured	125,000	8.6%	1.11%	310,000	20.7%	1.77%
Revolving credit facility - unsecured	25,000	1.7%	1.30%	238,000	15.8%	1.34%
	$1,445,169	100.0%	3.28%	$1,503,354	100.0%	2.91%

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

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects on fair value (“FV”) assuming a parallel shift of 50 bps in market interest rates for a contract with similar maturities as of June 30, 2021 ($ in thousands):

	Balance	Fair Value[1]	FV reflecting change in interest rates
Fixed rate:			-50 bps	+50 bps
Private placement term loans - unsecured	$400,000	$408,020	$414,388	$401,778
Senior notes	400,000	376,888	393,111	361,398
Fannie Mae loans	95,169	95,664	97,368	93,992
[1] The change in fair value of our fixed rate debt was due primarily to the overall change in interest rates.

At June 30, 2021, the fair value of our mortgage and other notes receivable, discounted for estimated changes in the risk-free rate, was approximately $303.0 million. A 50 basis-point increase in market rates would decrease the estimated fair value of our mortgage and other loans by approximately $42.7 million, while a 50 basis point decrease in such rates would increase their estimated fair value by approximately $32.7 million.

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

Since the COVID-19 pandemic began, our common stock has experienced periods of elevated volatility in its trading. The stock option grants in 2021 included an increase in expected volatility in the estimation of fair value of stock options that resulted in a higher fair value and related stock-based compensation expense for these awards when compared to prior years.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures. As of June 30, 2021, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities and Exchange Act of 1934, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2021.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

During the six months ended June 30, 2021, there were no material changes to the risk factors that were disclosed in Item 1A of National Health Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date:	August 9, 2021	/s/ D. Eric Mendelsohn
D. Eric Mendelsohn
President and Chief Executive Officer
(duly authorized officer)

Date:	August 9, 2021	/s/ John L. Spaid
John L. Spaid
Chief Financial Officer
(Principal Financial Officer)