Form 10-Q
period 2021-09-30
NATIONAL HEALTH INVESTORS INC
filed 2021-11-08
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	_____________	to	_____________

Commission File Number 001-10822
National Health Investors Inc
(Exact name of registrant as specified in its charter)

Maryland		62-1470956
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

222 Robert Rose Drive
Murfreesboro	Tennessee	37129
(Address of principal executive offices)		(Zip Code)

(615)	890-9100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	NHI	New York Stock Exchange

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

There were 45,850,599 shares of common stock outstanding of the registrant as of November 1, 2021.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets:
Real estate properties:
Land	$200,559	$220,361
Buildings and improvements	2,818,321	3,041,616
Construction in progress	2,784	3,093
	3,021,664	3,265,070
Less accumulated depreciation	(593,215)	(597,638)
Real estate properties, net	2,428,449	2,667,432
Mortgage and other notes receivable, net of reserve of $5,139 and $4,946, respectively	284,608	292,427
Cash and cash equivalents	48,393	43,344
Straight-line rent receivable	99,895	95,703
Assets held for sale, net	17,443	—
Other assets	33,389	21,583
Total Assets	$2,912,177	$3,120,489

Liabilities and Stockholders’ Equity:
Debt	$1,285,287	$1,499,285
Accounts payable and accrued expenses	20,886	25,189
Dividends payable	41,266	49,818
Lease deposit liabilities	8,838	10,638
Deferred income	6,694	12,614
Total Liabilities	1,362,971	1,597,544

Commitments and Contingencies

National Health Investors, Inc. Stockholders' Equity:
Common stock, $0.01 par value, 100,000,000 shares authorized
45,850,599 and 45,185,992 shares issued and outstanding, respectively	459	452
Capital in excess of par value	1,590,194	1,540,946
Cumulative dividends in excess of net income	(49,768)	(22,015)
Accumulated other comprehensive loss	(1,828)	(7,149)
Total National Health Investors, Inc. Stockholders' Equity	1,539,057	1,512,234
Noncontrolling interests	10,149	10,711
Total Equity	1,549,206	1,522,945
Total Liabilities and Stockholders’ Equity	$2,912,177	$3,120,489

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements. The Condensed Consolidated Balance Sheet at December 31, 2020 was derived from the audited consolidated financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Revenues:
Rental income	$67,043	$77,821	$210,143	$232,266
Interest income and other	6,790	6,480	18,905	19,306
	73,833	84,301	229,048	251,572
Expenses:
Depreciation	20,035	20,836	61,499	62,126
Interest	12,715	12,892	38,528	40,589
Legal	117	241	207	826
Franchise, excise and other taxes	244	164	709	553
General and administrative	3,650	2,785	15,229	10,127
Taxes and insurance on leased properties	3,182	4,187	7,519	7,190
Loan and realty losses (gains)	22,425	(193)	23,596	1,002
	62,368	40,912	147,287	122,413
Loss from equity method investment	(557)	(728)	(2,274)	(2,018)
Gains on sales of real estate, net	19,941	—	26,426	21,007
Loss on early retirement of debt	—	—	(451)	—
Net income	30,849	42,661	105,462	148,148
Less: net income attributable to noncontrolling interests	(35)	(66)	(135)	(162)
Net income attributable to common stockholders	$30,814	$42,595	$105,327	$147,986

Weighted average common shares outstanding:
Basic	45,850,599	44,661,650	45,668,762	44,641,748
Diluted	45,851,424	44,662,403	45,689,091	44,643,514

Earnings per common share:
Net income attributable to common stockholders - basic	$0.67	$0.95	$2.31	$3.31
Net income attributable to common stockholders - diluted	$0.67	$0.95	$2.31	$3.31

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)

Net income	$30,849	$42,661	$105,462	$148,148
Other comprehensive income (loss):
(Decrease) increase in fair value of cash flow hedges	(46)	92	(128)	(9,966)
Reclassification for amounts recognized as interest expense	1,851	1,778	5,449	4,533
Total other comprehensive income (loss)	1,805	1,870	5,321	(5,433)
Comprehensive income	32,654	44,531	110,783	142,715
Comprehensive income attributable to noncontrolling interest	(35)	(66)	(135)	(162)
Comprehensive income attributable to common stockholders	$32,619	$44,465	$110,648	$142,553

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2021	2020
	(unaudited)
Cash flows from operating activities:
Net income	$105,462	$148,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	61,499	62,126
Amortization of debt issuance costs, debt discounts and prepaids	3,281	3,775
Amortization of commitment fees and note receivable discounts	(645)	(581)
Amortization of lease incentives	774	735
Straight-line rent income	(12,189)	(15,481)
Non-cash interest income on mortgage and other notes receivable	(1,351)	(2,865)
Gains on sales of real estate, net	(26,426)	(21,007)
Loss from equity method investment	2,274	2,018
Loss on early retirement of debt	451	—
Loan and realty losses	23,596	1,002
Payment of lease incentives	(1,042)	(498)
Non-cash stock-based compensation	7,427	2,772
Changes in operating assets and liabilities:
Other assets	(3,138)	(835)
Accounts payable and accrued expenses	(2,591)	(2,513)
Deferred income	119	(269)
Net cash provided by operating activities	157,501	176,527

Cash flows from investing activities:
Investments in mortgage and other notes receivable	(54,887)	(41,715)
Collections of mortgage and other notes receivable	64,509	33,895
Acquisition of real estate	(46,817)	(102,712)
Proceeds from sales of real estate	203,147	39,260
Investments in renovations of existing real estate	(3,006)	(11,113)
Investments in equipment	(64)	(158)
Investment in equity method investment	—	(875)
Distribution from equity method investment	476	—
Net cash provided by (used in) investing activities	163,358	(83,418)

Cash flows from financing activities:
Proceeds from revolving credit facility	95,000	145,000
Payments on revolving credit facility	(393,000)	(157,000)
Borrowings on term loan	—	100,000
Payments on term loans	(250,277)	(917)
Proceeds from issuance of senior notes	396,784	—
Debt issuance costs	(5,018)	(1,039)
Proceeds from issuance of common shares, net	47,904	4,791
Distributions to noncontrolling interests	(692)	(537)
Convertible note redemption	(66,076)	—
Dividends paid to stockholders	(141,632)	(145,270)
Taxes remitted on employee stock awards	—	(2,705)
Proceeds from noncontrolling interests	—	13
Net cash used in financing activities	(317,007)	(57,664)

Increase in cash and cash equivalents and restricted cash	3,852	35,445
Cash and cash equivalents and restricted cash, beginning of period	46,343	15,669
Cash and cash equivalents and restricted cash, end of period	$50,195	$51,114
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Nine Months Ended
	September 30,
	2021	2020
	(unaudited)
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$34,991	$33,174
Supplemental disclosure of non-cash investing and financing activities:
Real estate acquired in exchange for mortgage notes receivable	$—	$63,220
Noncash portion of noncontrolling interest conveyed in acquisition	$—	$10,778
Increase in mortgage note receivable from sale of real estate	$—	$4,000
Change in other assets related to investments in real estate	$—	$348
Change in other assets related to sales of real estate	$12,814	$—
Change in accounts payable related to investments in real estate construction	$(112)	$(1,744)
Change in accounts payable related to renovations of existing real estate	$—	$355
Change in accounts payable related to distributions to noncontrolling interests	$5	$85

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Cumulative Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss	Total National Health Investors, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances at December 31, 2020	45,185,992	$452	$1,540,946	$(22,015)	$(7,149)	$1,512,234	$10,711	$1,522,945
Noncontrolling interest distribution	—	—	—	—	—	—	(466)	(466)
Total comprehensive income	—	—	—	74,515	3,516	78,031	100	78,131
Equity component in redemption of convertible debt	—	—	(6,076)	—	—	(6,076)	—	(6,076)
Equity issuance costs	—	—	(47)	—	—	(47)	—	(47)
Issuance of common stock, net	661,951	7	47,944	—	—	47,951	—	47,951
Shares issued on stock options exercised	2,656	—	—	—	—	—	—	—
Stock-based compensation	—	—	6,438	—	—	6,438	—	6,438
Dividends declared, $2.0025 per common share	—	—	—	(91,816)	—	(91,816)	—	(91,816)
Activity for the six months ended June 30, 2021	664,607	7	48,259	(17,301)	3,516	34,481	(366)	34,115
Noncontrolling interest distribution	—	—	—	—	—	—	(231)	(231)
Total comprehensive income	—	—	—	30,814	1,805	32,619	35	32,654
Stock-based compensation	—	—	989	—	—	989	—	989
Dividends declared, $.90 per common share	—	—	—	(41,266)	—	(41,266)	—	(41,266)
Activity for the three months ended September 30, 2021	—	—	989	(10,452)	1,805	(7,658)	(196)	(7,854)
Balances at September 30, 2021	45,850,599	$459	$1,590,194	$(49,768)	$(1,828)	$1,539,057	$10,149	$1,549,206

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Cumulative Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss	Total National Health Investors Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances at December 31, 2019	44,587,486	$446	$1,505,948	$(5,331)	$(3,432)	$1,497,631	$621	$1,498,252
Cumulative effect of change in accounting principle	—	—	—	(4,225)	—	(4,225)	—	(4,225)
Noncontrolling interest conveyed in acquisition	—	—	—	—	—	—	10,791	10,791
Noncontrolling interest distribution	—	—	—	—	—	—	(398)	(398)
Total comprehensive income	—	—	—	105,391	(7,303)	98,088	96	98,184
Issuance of common stock, net	—	—	(291)	—	—	(291)	—	(291)
Taxes remitted on employee stock awards	—	—	(2,705)	—	—	(2,705)	—	(2,705)
Shares issued on stock options exercised	62,516	1	(2)	—	—	(1)	—	(1)
Stock-based compensation	—	—	2,315	—	—	2,315	—	2,315
Dividends declared, $2.205 per common share	—	—	—	(98,453)	—	(98,453)	—	(98,453)
Activity for the six months ended June 30, 2020	62,516	1	(683)	2,713	(7,303)	(5,272)	10,489	5,217
Noncontrolling interest conveyed in acquisition	—	—	—	—	—	—	(223)	(223)
Total comprehensive income	—	—	—	42,595	1,870	44,465	66	44,531
Issuance of common stock, net	79,155	—	5,082	—	—	5,082	—	5,082
Stock-based compensation	—	—	457	—	—	457	—	457
Dividends declared, $1.1025 per common share	—	—	—	(49,314)	—	(49,314)	—	(49,314)
Activity for the three months ended September 30, 2020	79,155	—	5,539	(6,719)	1,870	690	(157)	533
Balances at September 30, 2020	44,729,157	$447	$1,510,804	$(9,337)	$(8,865)	$1,493,049	$10,953	$1,504,002

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)

Note 1. Organization and Nature of Business

National Health Investors, Inc. (“NHI,” “the Company,” “we,” “us,” or “our”), established in 1991 as a Maryland corporation, is a self-managed real estate investment trust (“REIT”) specializing in sale-leaseback, joint venture, mortgage and mezzanine financing of need-driven and discretionary senior housing and medical facility investments. Our portfolio consists of lease, mortgage and other note investments in independent living facilities, assisted living facilities, entrance-fee communities, senior living campuses, skilled nursing facilities, hospitals and a medical office building. As of September 30, 2021, we had investments of approximately $3.0 billion in 208 health care real estate properties located in 34 states and leased pursuant primarily to triple-net leases to 33 lessees consisting of 133 senior housing communities (“SHO”), 72 skilled nursing facilities, two hospitals and one medical office building, excluding three properties classified to assets held for sale. Our portfolio of 14 mortgages along with other notes receivable totaled $289.7 million, excluding an allowance for expected credit losses of $5.1 million, as of September 30, 2021.

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

At September 30, 2021, we held interests in ten unconsolidated VIEs, and, because we lack either directly or through related parties the power to direct the activities that most significantly impact their economic performance, we have concluded that the Company is not the primary beneficiary. Accordingly, we account for our transactions with these entities and their subsidiaries at either amortized cost or net realizable value for straight-line rent receivables, excluding our investment accounted for under the equity method discussed in Note 5.

The Company’s unconsolidated VIEs are summarized below by date of initial involvement. For further discussion of the nature of the relationships, including the sources of exposure to these VIEs, see the notes to our condensed consolidated financial statements cross-referenced below ($ in thousands).

Date	Name	Source of Exposure	Carrying Amount	Maximum Exposure to Loss	Note Reference
2012	Bickford Senior Living	Various[1]	$67,000	$88,000	Notes 3, 4
2014	Senior Living Communities	Notes and straight-line receivable	$83,000	$93,000	Notes 3, 4
2016	Senior Living Management	Notes and straight-line receivable	$27,000	$27,000	—
2018	Sagewood, LCS affiliate	Notes	$109,000	$109,000	Note 4
2019	41 Management, LLC	Notes and straight-line receivable	$25,000	$34,000	—
2020	Timber Ridge OpCo, LLC	Various[2]	$(5,000)	$5,000	Note 5
2020	Watermark Retirement	Notes and straight-line receivable	$9,000	$10,000	—
2021	Montecito Medical Real Estate	Notes and funding commitment	$2,000	$50,000	Note 4
2021	Vizion Health	Notes and straight-line receivable	$20,000	$22,000	Notes 3, 4
2021	Navion Senior Solutions	Notes and straight-line receivable	$7,000	$14,000	Notes 3, 4
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

In the future, NHI may be deemed the primary beneficiary of the operations if the tenants do not have adequate liquidity to accept the risks and rewards as the tenant and operator of the properties and might be required to consolidate the financial position and results of operations of the tenants into our consolidated financial statements.

We consolidate two real estate partnerships formed with our partners, Discovery Senior Housing Investor XXIV, LLC, (“Discovery”) and LCS Timber Ridge LLC (“LCS”), to invest in senior housing facilities. As of and for the three and nine months ended September 30, 2021 and 2020, our noncontrolling interests relate to these partnerships with Discovery and LCS.

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

The following table sets forth our “Cash, cash equivalents and restricted cash” reported within the Company’s Condensed Consolidated Statements of Cash Flows ($ in thousands):

	September 30, 2021	September 30, 2020
Cash and cash equivalents	$48,393	$42,198
Restricted cash (included in Other assets)	1,802	8,916
	$50,195	$51,114

Assets Held for Sale

We consider properties to be assets held for sale when (1) management commits to a plan to sell the property; (2) it is unlikely that the disposal plan will be significantly modified or discontinued; (3) the property is available for immediate sale in its present condition; (4) actions required to complete the sale of the property have been initiated; (5) sale of the property is probable and we anticipate the completed sale will occur within one year; and (6) the property is actively being marketed for sale at a price that is reasonable given our estimate of current market value. Upon designation of a property as an asset held for sale, we record the property’s value at the lower of its carrying value or its estimated fair value, less estimated transaction costs. Depreciation and amortization of the property are discontinued.

Real Estate Investment Impairment

We evaluate the recoverability of the carrying amount of our real estate properties on a property-by-property basis. We review our properties for recoverability when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions and significant deterioration of the underlying cash flows of the property, indicate that the carrying amount of the property may not be recoverable. The need to recognize an impairment charge is based on estimated undiscounted future cash flows from a property compared to the carrying amount of that property. If recognition of an impairment charge is necessary, it is measured as the amount by which the carrying amount of the property exceeds the estimated fair value of the property.

During the three and nine months ended September 30, 2021, we recognized impairment charges on five real estate properties of approximately $22.5 million included in “Loan and realty losses (gains)” in our Condensed Consolidated Statement of Income for the nine months ended September 30, 2021. Reference Note 3 for more discussion.

Rental Income

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

On July 30, 2021, Atria Senior Living acquired the management services of the legacy Holiday Retirement (“Holiday”) portfolio who is the tenant for 17 independent living facilities leased pursuant to a master lease. We have not received any contractual rent due under the master lease since this transaction. Accordingly, we have placed the tenant on cash basis. Rent due but uncollected and unrecognized for August and September 2021 totaled $4.8 million.

Accounting for Lease Modifications related to Coronavirus Disease 2019

In April 2020, the FASB issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the coronavirus (“COVID-19”) pandemic. The Lease Modification Q&A clarifies that entities may elect not to evaluate whether lease-related relief provided to mitigate the economic effects of the COVID-19 pandemic is a lease modification under Accounting Standard Codification (“ASC”) 842, Leases (“ASC 842”). Instead, an entity that elects not to evaluate whether a concession directly related to the COVID-19 pandemic, which does not substantially increase either its rights as lessor or the obligations of the tenant, is a lease modification can decide whether or not to apply the modification guidance. An entity should apply the election consistently to leases with similar characteristics and similar circumstances. NHI has elected not to apply the modification guidance under ASC 842 and has accounted for qualified rent concessions as variable lease payments when applicable, recorded as rental income when received. During the three and nine months ended September 30, 2021, we provided $5.8 million and $19.9 million, respectively, in lease concessions as a result of the COVID-19 pandemic, as discussed in more detail in Note 7.

Note 3. Real Estate Properties and Investments

During the nine months ended September 30, 2021, we completed the following real estate acquisitions as described below ($ in thousands):

Operator	Date	Properties	Asset Class	Land	Building and Improvements	Total
Vizion Health	Q2 2021	1	HOSP	$1,470	$38,780	$40,250
Navion Senior Solutions	Q2 2021	1	SHO	531	6,069	6,600
				$2,001	$44,849	$46,850

Vizion Health

In May 2021, we acquired a 64-bed specialty behavioral hospital located in Oklahoma for a total purchase price of $40.3 million, including $0.3 million in closing costs, and concurrently leased the hospital to an affiliate of Vizion Health. The 15-year master lease, which includes two five-year extension options, has an initial lease rate of 8.5% with fixed annual escalators of 2.5%. We have committed to additional funding of capital improvements for the hospital of up to $2.0 million which will be added to the lease base as funded. At September 30, 2021, no funds have been drawn.

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

Asset Dispositions

During the nine months ended September 30, 2021, we completed the following real estate dispositions as described below ($ in thousands):

Operator	Date	Properties	Asset Class	Net Proceeds	Net Real Estate Investment	Other[1]		Gain/(Impairment)[2]
Bickford	Q2 2021	6	SHO	$39,924	$34,485	$1,871	$3,568	$3,568
Community Health Systems	Q2 2021	1	MOB	3,887	946	62		2,879
TrustPoint Hospital	Q3 2021	1	HOSP	31,215	21,018	1,562		8,635
Holiday	Q3 2021	8	SHO	114,133	113,611	(1,360)		1,882
Quorum Health	Q3 2021	1	HOSP	8,314	9,568	—		(1,254)
Senior Living Management	Q3 2021	1	SHO	12,847	3,212	210		9,425
Holiday	Q3 2021	1	SHO	5,666	10,388	(81)		(4,641)
				$215,986	$193,228	$2,264		$20,494

1 includes straight-line rent and deferred lease intangibles
2 impairment charges are included in “Loan and realty losses (gains)” in our Condensed Consolidated Income Statement as of September 30, 2021

Bickford

During the second quarter of 2021, we sold to affiliates of Bickford a portfolio of six properties that were being leased to Bickford for a purchase price of $52.9 million. We received approximately $39.9 million in cash consideration upon sale and originated a second mortgage note receivable for the remaining purchase price of $13.0 million. A gain was not recognized related to the $13.0 million second mortgage note receivable, which is discussed in more detail in Note 4. We recorded a gain upon completion of this transaction totaling approximately $3.6 million representing the excess of the $39.9 million cash consideration received over the net book value of the assets sold of $34.5 million and the write off of straight-line rents receivable of approximately $1.9 million. Rental income from this portfolio was $1.6 million and $4.5 million for the nine months ended September 30, 2021 and 2020, respectively.

Upon completion of the sale, Bickford satisfied the terms of our prior agreement that contingently waived $2.1 million in rental income for the third quarter of 2020. These properties were part of our ongoing negotiations for the sale to Bickford of nine properties being leased to Bickford. We continue to explore our options for the remaining three properties, which could include a sale to a third party, re-tenanting, or retaining the existing lease with Bickford. Reference Note 7 for discussion of additional contingent consideration associated with this disposition that was not included in the transaction price at the time of closing.

Community Health Systems

During the second quarter of 2021, we sold a medical office building located in Florida for approximately $4.3 million in cash consideration, and incurred $0.4 million of transaction costs, resulting in a gain of approximately $2.9 million. Revenue for this property was $0.1 million and $0.3 million for the nine months ended September 30, 2021 and 2020, respectively.

TrustPoint Hospital

In July 2021, we sold a behavioral hospital located in Tennessee for cash consideration of $31.2 million and recorded a gain of approximately $8.6 million. Rental income was $0.1 million and $1.4 million, for the three and nine months ended September 30, 2021, respectively, and $0.7 million and $2.0 million for the three and nine months ended September 30, 2020, respectively.

Holiday

In August 2021, we sold a portfolio of eight properties that was leased to Holiday with an aggregate net book value of $113.6 million for total cash consideration of $115.0 million, and incurred transaction costs of $0.9 million, and recognized a gain of approximately $1.9 million associated with this transaction. Rental income was $0.9 million and $5.9 million, for the three and nine months ended September 30, 2021, respectively, and $2.5 million and $7.5 million for the three and nine months ended September 30, 2020, respectively.

In September 2021, we sold a property that was leased to Holiday located in Indiana with a net book value of $10.4 million for total cash consideration of $5.8 million, incurred transactions costs of $0.1 million, and recognized an impairment of approximately $4.6 million associated with this transaction. Rental income was $0.1 million and $0.4 million, for the three and nine months ended September 30, 2021, respectively and $0.2 million and $0.5 million for the three and nine months ended September 30, 2020, respectively.

Quorum Health

In September 2021, we sold an acute care hospital located in Kentucky for cash consideration of $9.0 million, incurred $0.7 million of transaction costs, and recorded an impairment charge of approximately $1.3 million. Rental income was $0.7 million and $2.5 million, for the three and nine months ended September 30, 2021, respectively, and $0.9 million and $2.3 million, for the three and nine months ended September 30, 2020, respectively.

Senior Living Management

On September 30 2021, we sold a senior living community located in Florida for cash consideration of $14.0 million that was received October 1, 2021, incurred transaction costs of $1.2 million and recorded a gain of approximately $9.4 million. Rental income was $0.3 million and $0.8 million, for the three and nine months ended September 30, 2021, respectively, and $0.3 million and $1.0 million for the three and nine months ended September 30, 2020, respectively. The consideration receivable for the sale is included in “Other assets” in our Condensed Consolidated Balance Sheet as of September 30, 2021.

Assets Held for Sale and Impairment of Real Estate

During the third quarter of 2021, we reclassified three transition properties to assets held for sale on our Condensed Consolidated Balance Sheet as of September 30, 2021 and recorded impairment charges of approximately $16.6 million to reduce their net book values to estimated fair values less estimated transaction costs. Two of the properties are located in Texas and one property is located in Tennessee. Rental income for these properties was based on operating income, net of management fees, and did not generate significant revenues for either the nine months ended September 30, 2021 or the nine months ended September 30, 2020.

As discussed above, we recognized real estate impairment charges of approximately $5.9 million during the three and nine months ended September 30, 2021, related to the disposition of one Holiday property located in Indiana and an acute care hospital located in Kentucky.

Tenant Concentration

The following table contains information regarding tenant concentration in our portfolio, excluding $2.6 million for our corporate office and a credit loss reserve balance of $5.1 million, based on the percentage of revenues for the nine months ended September 30, 2021 and 2020, related to tenants or affiliates of tenants, that exceed 10% of total revenue ($ in thousands):

	as of September 30, 2021				Revenues[1]
	Asset	Number of	Real	Notes	Nine Months Ended September 30,
	Class	Properties	Estate	Receivable	2021		2020

Senior Living Communities	EFC	10	$573,631	$42,609	$38,094	17%	$38,972	15%
National HealthCare Corporation (NHC)	SNF	42	171,188	—	28,290	12%	28,362	11%
Bickford Senior Living	ALF	42	490,308	38,751	26,224	11%	39,142	16%
Holiday	ILF	17	377,735	—	22,811	10%	30,529	12%
All others, net[2]	Various		1,406,251	208,387	106,110	46%	107,377	43%
Escrow funds received from tenants
for property operating expenses	Various		—	—	7,519	4%	7,190	3%
			$3,019,113	$289,747	$229,048		$251,572

1 includes interest income on notes receivable
2 includes prior period amounts for disposals or transitioned to new operators

At September 30, 2021, the two states in which we had an investment concentration of 10% or more were South Carolina (11.1%) and Texas (10.1%).

Two of our board members, including our chairman, are also members of NHC’s board of directors.

Tenant Purchase Options

Certain of our leases contain purchase options allowing tenants to acquire the leased properties. At September 30, 2021, we had a net investment of $18.8 million in five real estate properties which are subject to exercisable tenant purchase options. Tenant purchase options on 10 properties in which we had an aggregate net investment of $90.5 million at September 30, 2021, become exercisable between 2025 and 2028. Rental income from all leased properties with tenant purchase options was $3.4 million and $10.3 million for the three and nine months ended September 30, 2021, respectively, and $3.4 million and $10.0 million for the three and nine months ended September 30, 2020, respectively.

In June 2021, we received notification of a tenant’s intention to acquire, pursuant to a purchase option, a hospital located in California. The purchase option calls for a minimum purchase price of $15.0 million with any appreciation above $15.0 million to be split evenly between the parties. The net investment at September 30, 2021 was $9.5 million. Rental income was $0.5 million and $1.4 million, for both the three and nine months ended September 30, 2021 and 2020, respectively. The transaction will close no earlier than one year after the receipt of the notice of exercise.

We cannot reasonably estimate at this time the probability that any other purchase options will be exercised in the future. Consideration to be received from the exercise of any tenant purchase option is expected to exceed our net investment in the leased property or properties.

Tenant Transitioning

Nine properties were transitioned during 2019 to five new tenants following a period of non-compliance by the former operators. We recognized rental income from these nine properties of $0.7 million and $2.4 million for the three and nine months ended September 30, 2021, respectively, and $0.9 million and $3.7 million for the three and nine months ended September 30, 2020, respectively. Three of the properties were reclassified to assets held for sale on our Condensed Consolidated Balance Sheet as of September 30, 2021, as noted above.

Future Minimum Base Rent

Future minimum lease payments to be received by us under our operating leases at September 30, 2021, are as follows ($ in thousands):

Remainder of 2021	$68,151
2022	271,682
2023	267,619
2024	263,266
2025	264,666
2026	268,736
Thereafter	1,102,245
$2,506,365

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Lease payments based on fixed escalators, net of deferrals	$59,027	$67,592	$188,008	$206,179
Lease payments based on variable escalators	1,288	1,386	3,201	4,151
Straight-line rent income	3,798	5,086	12,189	15,481
Escrow funds received from tenants for property operating expenses	3,182	4,007	7,519	7,190
Amortization of lease incentives	(252)	(250)	(774)	(735)
Rental income	$67,043	$77,821	$210,143	$232,266

Note 4. Mortgage and Other Notes Receivable

At September 30, 2021, our investments in mortgage notes receivable totaled $224.2 million secured by real estate and other assets of the borrower (e.g., UCC liens on personal property) related to 14 facilities and other notes receivable totaled $65.6 million substantially all of which are guaranteed by significant parties to the notes or by cross-collateralization of properties with the same owner. These balances exclude a credit loss reserve of $5.1 million at September 30, 2021. All our notes were on full accrual basis at September 30, 2021.

Montecito Medical Real Estate

In April 2021, the Company entered into a $50.0 million mezzanine loan and security agreement with Montecito Medical Real Estate for a new fund that will invest in medical real estate, including medical office buildings, throughout the United States. Amounts under the loan agreement will be funded as real estate investments are identified for acquisition. Borrowings under the loan agreement will bear interest at an annual rate of 9.5% and accrue an additional 2.5% in interest to be paid upon certain future events including repayments, sales of fund investments, and refinancings. Funds drawn in accordance with this agreement are required to be repaid on a per-investment basis five years from deployment of the funds for the applicable investment and includes two one-year extensions. At September 30, 2021, we had funded $2.1 million of our commitment that was used to acquire two medical office buildings for a combined purchase price of approximately $11.1 million.

Vizion Health - Brookhaven

In May 2021, we provided a $20.0 million, five-year loan to Vizion Health-Brookhaven, LLC to finance the acquisition of healthcare operations, including the real and personal property of a behavioral hospital we acquired in May 2021 discussed in Note 3. The loan requires monthly principal and interest payments and bears an initial annual interest rate of 8.5% with fixed annual escalators of 2.5% beginning June 1, 2022. Initial principal loan repayments are equal to 90% of the excess cash flow as defined in the agreement. Principal repayments are reduced to 50% of the excess cash flow once the outstanding loan balance is reduced below $15.0 million.

Bickford

As part of the sale of six properties to Bickford discussed in Note 3, we executed a $13.0 million second mortgage as a component of the purchase price consideration. The loan is secured by a security interest in the portfolio that is subordinate only to the first mortgage on the portfolio held by a third party. This second mortgage note receivable bears interest at a 10% annual rate and matures in April 2026. Commencing in January 2022, payments of principal and interest are required based on a 15-year amortization schedule. In addition, the interest rate will be reset to 8% if Bickford prepays approximately $5.3 million in principal prior to December 31, 2022. Interest income was $0.3 million and $0.6 million, for the three and nine months ended September 30, 2021.

Given the size of the Company financing provided relative to the purchase price, its subordination to the first mortgage outstanding and the ongoing negative impact of the COVID-19 pandemic on Bickford’s operating results, we did not include this note receivable in the determination of the gain to be recognized upon sale of the portfolio in accordance with the provisions of ASC 610-20, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets. Therefore, this note receivable is not reflected in “Mortgage and other notes receivable, net” in the Condensed Consolidated Balance Sheet as of September 30, 2021. We will re-evaluate the collectability of this note receivable each reporting period and recognize the note receivable and related deferred gain at such time the note receivable is considered probable of collection in accordance with ASC 610-20.

Navion Senior Solutions

In May 2021, we provided a ten-year corporate loan to Navion for $3.6 million. The loan requires interest-only payments at an annual interest rate of 8% until June 1, 2024, and gives us first option to provide permanent development financing for a future project.

Life Care Services - Sagewood

During the three and nine months ended September 30, 2021, LCS-Westminster Partnership IV LLP, an affiliate of LCS, repaid the remaining principal of $9.8 million and $61.2 million on its second note of two notes under a master credit agreement (“Note B”). As a result, we recognized the remaining Note B commitment fee of $0.4 million in “Interest income and other” during the third quarter of 2021. The balance on its first note (“Note A”) was $109.2 million as of September 30, 2021.

Credit Loss Reserve

Our principal measures of credit quality, except for construction mortgages, are debt service coverage for amortizing loans and interest or fixed charge coverage for non-amortizing loans collectively (“Coverage”). A Coverage ratio provides a measure of the borrower’s ability to make scheduled principal and interest payments. The Coverage ratios presented in the following table have been calculated utilizing the most recent date for which data is available, June 30, 2021, using EBITDARM (earnings before interest, taxes, depreciation, amortization, rent and management fees) and the requisite debt service, interest service or fixed charges, as defined in the applicable loan agreement. We categorize Coverage into three levels: (i) more than 1.5x, (ii) between 1.0x and 1.5x, and (iii) less than 1.0x. We update the calculation of coverage on a quarterly basis. Coverage is not a meaningful credit quality indicator for construction mortgages as either these developments are not generating any operating income, or they have insufficient operating income as occupancy levels necessary to stabilize the properties have not yet been achieved. We measure credit quality for these mortgages by considering the construction and stabilization timeline and the financial condition of the borrower as well as economic and market conditions. As of September 30, 2021, we did not have any construction loans that we considered underperforming. The tables below present outstanding note balances as of September 30, 2021 at amortized cost.

We consider the guidance in ASC 310-20 when determining whether a modification, extension or renewal constitutes a current period origination. The credit quality indicator as of September 30, 2021, is presented below for the amortized cost, net by year of origination of ($ in thousands):

	2021	2020	2019	2018	2017	Prior	Total
Mortgages
more than 1.5x	$—	$20,382	$9,013	$28,700	$—	$4,402	$62,497
between 1.0x and 1.5x	—	—	—	108,606	—	—	108,606
less than 1.0x	—	3,960	39,123	—	—	10,000	53,083
	—	24,342	48,136	$137,306	—	14,402	224,186
Mezzanine
more than 1.5x	3,566	—	—	—	—	—	3,566
between 1.0x and 1.5x	22,233	—	—	—	—	10,472	32,705
less than 1.0x	—	—	—	—	—	14,500	14,500
No coverage available	—	—	750	—	—	—	750
	25,799	—	750	—	—	24,972	51,521
Revolver
more than 1.5x							4,131
between 1.0x and 1.5x							9,909
less than 1.0x							—
							14,040
					Credit loss reserve		(5,139)
							$284,608

Due to the economic uncertainty created by the COVID-19 pandemic and the potential impact on the collectability of our mortgages and other notes receivable, we forecasted at the beginning of the pandemic a 20% increase in the probability of a default and a 20% increase in the amount of loss from a default resulting in an effective adjustment of 44%.

The allowance for expected credit losses is presented in the following table for the nine months ended September 30, 2021 ($ in thousands):

Beginning balance January 1, 2021	$4,946
Provision for expected credit losses	193
Balance September 30, 2021	$5,139

Bickford Construction Loans

As of September 30, 2021, we had commitments of $42.9 million in three construction loans to Bickford. At September 30, 2021, we had funded $34.8 million toward these commitments. The construction loans are secured by first mortgage liens on substantially all real and personal property as well as a pledge of any and all leases or agreements which may grant a right of use to the property. Usual and customary covenants extend to the agreements, including the borrower’s obligation for payment of insurance and taxes. NHI has a fair market value purchase option on the properties at stabilization of the underlying operations. On these development projects, Bickford, as borrower, is entitled to up to $2.0 million per project in incentives based on the achievement of predetermined operational milestones and, if funded, will increase NHI's future purchase price and eventual NHI lease payment.

Senior Living Communities

On March 30, 2021, we amended the revolving line of credit agreement with Senior Living Communities (“Senior Living”) to increase availability from $15.0 million to $20.0 million. Borrowings by Senior Living under the revolver are to be used for working capital needs and to finance construction projects within its portfolio, including building additional units. Beginning January 1, 2023, availability under the revolver reduces to $15.0 million. The revolver matures in December 2029 at the time of lease maturity. At September 30, 2021, the $9.9 million outstanding under the facility bears interest at 7.52% per annum, the prevailing 10-year U.S. Treasury rate plus 6%.

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

We account for our investment in Timber Ridge OpCo under the equity method since we are not the primary beneficiary of Timber Ridge OpCo as our participating rights do not give us the power to direct the activities that most significantly impact Timber Ridge OpCo’s economic performance. Our equity share in the losses of Timber Ridge OpCo during the nine months ended September 30, 2021 and 2020, was $2.3 million and $2.0 million, respectively. During the nine months ended September 30, 2021, we received $0.5 million in cash distributions from Timber Ridge OpCo.

Under the equity method, we decrease the carrying value of our investment for losses in the entity and distributions to NHI for cumulative amounts up to and including our basis plus any commitments to fund operations. Our commitments are currently limited to the additional $5.0 million under the revolving credit facility. As of September 30, 2021, we have recognized our share of Timber Ridge OpCo’s operating losses in excess of our initial investment. These cumulative losses of $5.0 million in excess of our original basis are included in “Accounts payable and accrued expenses” in our Condensed Consolidated Balance Sheet as of September 30, 2021. Excess unrecognized equity method losses were $0.3 million as of September 30, 2021.

The Timber Ridge property is subject to early resident mortgages secured by a Deed of Trust and Indenture of Trust (the “Deed and Indenture”). As part of our acquisition, Timber Ridge PropCo acquired the Timber Ridge property and a subordination agreement was entered into pursuant to which the Trustee acknowledged and confirmed that the security interests created under the Deed and Indenture were subordinate to any security interests granted in connection with the loan made by NHI to Timber Ridge PropCo. In addition, by terms of the resident loan assumption agreement, during the term of the lease (seven years with two renewal options), Timber Ridge OpCo is to indemnify Timber Ridge PropCo for any repayment by Timber Ridge PropCo of these liabilities under the guarantee. As a result of the subordination and resident loan assumption agreements, a liability was not recorded for the resident loan obligation upon acquisition and as of September 30, 2021. The balance secured by the Deed and Indenture was $15.5 million at September 30, 2021.

Note 6. Debt

Debt consists of the following ($ in thousands):

	September 30, 2021	December 31, 2020
Revolving credit facility - unsecured	$—	$298,000
Bank term loans - unsecured	400,000	650,000
Senior notes - unsecured, net of discount of $3,002	396,998	—
Private placement term loans - unsecured	400,000	400,000
Fannie Mae term loans - secured, non-recourse	95,077	95,354
Convertible senior notes - unsecured	—	60,000
Unamortized loan costs	(6,788)	(4,069)
	$1,285,287	$1,499,285

Aggregate principal maturities of debt as of September 30, 2021 are as follows ($ in thousands):

Remainder of 2021	$95
2022	100,389
2023	475,408
2024	75,425
2025	143,761
2026	—
Thereafter	496,997
1,292,075
Less: unamortized loan costs	(6,788)
$1,285,287

Convertible senior notes

On April 1, 2021, our 3.25% senior unsecured convertible notes (the “Convertible Notes”) matured. The Company paid $67.1 million, including accrued interest of $1.0 million and a $6.1 million conversion premium, to retire the Convertible Notes. The conversion premium was recorded as a reduction of “Capital in excess of par value” in our Condensed Consolidated Balance Sheet as of September 30, 2021.

Unsecured revolving credit facility and bank term loans

Our unsecured bank credit facility consists of two term loans - $100.0 million maturing in August 2022 and $300.0 million maturing in September 2023 - and a $550.0 million revolving credit facility that was initially scheduled to mature in August 2021. In April 2021, the Company elected to exercise the extension option on the revolving credit facility available after payment of a 10 basis point extension fee totaling $0.6 million, extending the maturity of the revolver to August 2022. Some combination of cash on hand, proceeds from recent and planned asset sales and operating cash flows is expected to be used to pay off the $100.0 million term loan at its maturity in August 2022. We also plan to execute a multiple year extension of our revolving credit facility prior to the August 2022 maturity date at an amount at least equal to the current $550.0 million capacity. We have swap agreements to fix the interest rates on $400.0 million of term loans that expire in December 2021.

In January 2021, we repaid a $100.0 million term loan that was entered into July 2020 with the net proceeds from the 2031 Senior Notes offering discussed below. The term loan bore interest at a rate of 30-day LIBOR (with a 50 basis point floor) plus 185 basis points (“bps”), based on our current leverage ratios. Upon repayment, the Company expensed approximately $0.5 million of deferred financing cost associated with this loan which is included in “Loss on early retirement of debt” in our Condensed Consolidated Statement of Income for the nine months ended September 30, 2021.

The revolving facility fee is currently 25 bps per annum and based on our current credit ratings, the facility presently provides for floating interest on the revolver and the term loans at 30-day LIBOR plus 120 bps and a blended 128 bps, respectively. At September 30, 2021 and December 31, 2020, 30-day LIBOR was 8 bps and 14 bps, respectively.

At September 30, 2021, we had $550.0 million available to draw on the revolving portion of our credit facility, subject to usual and customary covenants. Among other stipulations, the unsecured credit facility agreement requires that we maintain certain financial ratios within limits set by our creditors. At September 30, 2021, we were in compliance with these ratios.

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

The 2031 Senior Notes are subject to affirmative and negative covenants, including financial covenants. As of September 30, 2021, we were in compliance with all affirmative and negative covenants, including financial covenants for our 2031 Senior Notes borrowings.

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

Fannie Mae term loans

In March 2015, we obtained $78.1 million in Fannie Mae financing. The term-debt financing consists of interest-only payments at an annual rate of 3.79% and a 10-year maturity. The mortgages are non-recourse and secured by thirteen properties leased to Bickford. In a December 2017 acquisition, we assumed additional Fannie Mae debt that amortizes through 2025 when a balloon payment will be due, is subject to prepayment penalties until 2024, bears interest at a nominal rate of 4.6%, and has a remaining balance of $17.0 million at September 30, 2021. Collectively, these notes are secured by facilities having a net book value of $127.0 million at September 30, 2021.

Interest Rate Swap Agreements

Our existing interest rate swap agreements will collectively continue through December 2021 to hedge against fluctuations in variable interest rates applicable to $400.0 million of our bank loans. During the remainder of 2021, approximately $1.8 million of losses, which are included in “Accumulated other comprehensive loss” in our Condensed Consolidated Balance Sheets, are projected to be reclassified into earnings.

As of September 30, 2021, we employed the following interest rate swap contracts to mitigate our interest rate risk on our bank term and revolver loans described above ($ in thousands):

Date Entered	Maturity Date	Swap Rate	Rate Index	Notional Amount	Fair Value (Liability)
March 2019	December 2021	2.22%	1-month LIBOR	$100,000	$(533)
March 2019	December 2021	2.21%	1-month LIBOR	$100,000	$(537)
June 2019	December 2021	1.61%	1-month LIBOR	$150,000	$(567)
June 2019	December 2021	1.63%	1-month LIBOR	$50,000	$(191)

If the fair value of the hedge is an asset, we include it in our Condensed Consolidated Balance Sheets in the line item “Other assets”, and, if a liability, as a component of “Accounts payable and accrued expenses”. See Note 11 for fair value disclosures about our interest rate swap agreements. Net liability balances for our hedges included as components of “Accounts payable and accrued expenses” on September 30, 2021 and December 31, 2020, were $1.8 million and $7.1 million, respectively.

The following table summarizes interest expense ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest expense on debt at contractual rates	$10,234	$10,129	$31,055	$33,701
Losses reclassified from accumulated other
comprehensive income into interest expense	1,851	1,778	5,449	4,533
Capitalized interest	(6)	(9)	(40)	(169)
Amortization of debt issuance costs, debt discount and other	636	994	2,064	2,524
Total interest expense	$12,715	$12,892	$38,528	$40,589

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

As of September 30, 2021, we had working capital, construction and mezzanine loan commitments to seven operators for $274.7 million, of which we had funded $183.6 million toward these commitments.

As of September 30, 2021, we had $31.3 million of development commitments for construction and renovation for ten properties of which we had funded $21.6 million toward these commitments. In addition to these commitments, Discovery PropCo, discussed more fully in Note 2 to the condensed consolidated financial statements, has committed to funding up to $2.0 million for the purchase of condominium units located at one of the facilities of which $1.0 million had been funded.

As of September 30, 2021, we had $33.9 million of contingent lease inducement commitments in seven lease agreements which are generally based on the performance of facility operations and may or may not be met by the tenant. At September 30, 2021, we had funded $1.5 million toward these commitments of which $1.0 million was funded during the nine months ended September 30, 2021.

As provided above, loans funded do not include the effects of discounts or commitment fees.

The credit loss liability for unfunded loan commitments is estimated using the same methodology as for our funded mortgage and other notes receivable based on the estimated amount that we expect to fund. We applied the same COVID-19 pandemic adjustments as discussed in Note 4.

The liability for expected credit losses on our unfunded loans is presented in the following table for the nine months ended September 30, 2021 ($ in thousands):

Beginning balance January 1, 2021	$270
Provision for expected credit losses	941
Balance at September 30, 2021	$1,211

Bickford Contingent Note Arrangement

Related to the sale of six properties to Bickford discussed further in Note 3, we reached an agreement with Bickford in the third quarter of 2021 whereby Bickford would owe us up to $4.5 million under a contingent note arrangement. We have the one-time option to determine fair market value of the portfolio between May 1, 2023 and April 30, 2026, at which time the amount owed under the contingent note arrangement, if any, will be determined as the lesser of (i) the difference between the fair market value of the portfolio and $52.1 million, which amount represents the purchase consideration for the portfolio of $52.9 million less $0.8 million in mortgage debt repayment fees previously paid by us associated with this portfolio, and (ii) $4.5 million. Any amount due on the contingent note arrangement will accrue interest at an annual rate of 10% and will be due in five years from the determination date.

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

Revenues for the operators of our properties continue to be significantly impacted by occupancy. Building occupancy rates have been and may continue to be adversely affected by the COVID-19 pandemic if it continues to cause sustained negative trends such as early resident move-outs, delays in admitting new residents, or other collateral events. In addition, our operators may experience a material increase in their operating costs, including costs related to enhanced health and safety precautions among other measures. A decrease in occupancy or increase in costs could have a material adverse effect on the ability of our operators to meet their financial and other contractual obligations to us, including the payment of rent, as well as on our results of operations.

Since the pandemic began, our rent concessions activity is as shown in the following table ($ in thousands):

	Year ended		Three months ended		Nine months ended
	December 31, 2020		September 30, 2021		September 30, 2021		Cumulative Totals
	Deferrals	Abatements	Deferrals	Collections	Deferrals	Collections	Deferrals	Abatements	Collections
Bickford	$3,750	$2,100	$3,500	$—	$13,750	$—	$17,500	$2,100	$—
Holiday	—	—	600	—	1,800	—	1,800	—	—
All Others	1,232	50	1,675	44	4,323	44	5,555	50	44
	$4,982	$2,150	$5,775	$44	$19,873	$44	$24,855	$2,150	$44

The majority of the deferred amounts noted in the table above accrue interest starting at 8% per annum from the date of the deferral until paid in full under the terms of each tenant’s deferral agreement.

In addition to the concessions noted above, we have agreed with Bickford to defer $4.5 million in contractual rent due for the fourth quarter of 2021 and expect to grant up to $4.0 million in deferrals in the first quarter of 2022. We have also reached agreement with two other tenants regarding additional rent deferrals of approximately $0.5 million for the fourth quarter of 2021. We agreed with Holiday to utilize $0.6 million of the lease deposit towards July 2021 contractual rent. The balance of the lease deposit at September 30, 2021 was $8.8 million. Reference Note 2 for discussion of additional Holiday contractual rent activity.

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

In June 2018, East Lake Capital Management LLC and certain related entities, including Regency (for three assisted living facilities in Tennessee, Indiana and North Carolina) (“East Lake”), filed suit against NHI in Texas seeking injunctive and declaratory relief and unspecified monetary damages. NHI responded with counterclaims and filed motions requesting the immediate appointment of a receiver and for pre-judgment possession. Resulting from these claims and counterclaims, on December 6, 2018, the parties entered into an agreement resulting in Regency vacating the facilities in December 2018. On September 22, 2021, all parties entered into an agreement whereby NHI is entitled to receive $0.4 million, due in the fourth quarter of 2021, to settle all claims for this matter. We will recognize the settlement amount as other income when it is received. In addition, we had approximately $0.3 million in liabilities recorded related to the facilities subject to the litigation that was reversed and recognized in “Interest and other income” during the third quarter of 2021.

Note 8. Equity and Dividends

At-the-Market (ATM) Equity Program

During the nine months ended September 30, 2021, we sold 661,951 common shares through the ATM program with an average price of $73.62, resulting in net proceeds of approximately $47.9 million. We intend to use the proceeds from any further activity under the ATM program for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under our credit facility.

Dividends

The following table summarizes dividends declared by the Board of Directors or paid during the nine months ended September 30, 2021 and 2020:

Nine Months Ended September 30, 2021
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
December 15, 2020	December 31, 2020	January 29, 2021	$1.1025
March 12, 2021	March 31, 2021	May 7, 2021	$1.1025
June 3, 2021	June 30, 2021	August 6, 2021	$0.90
August 6, 2021	September 30, 2021	November 5, 2021	$0.90

Nine Months Ended September 30, 2020
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
November 7, 2019	December 31, 2019	January 31, 2020	$1.05
February 19, 2020	March 31, 2020	May 8, 2020	$1.1025
June 15, 2020	June 30, 2020	August 7, 2020	$1.1025
September 14, 2020	September 30, 2020	November 6, 2020	$1.1025

On November 5, 2021, the Board of Directors declared a $0.90 per share dividend to common stockholders of record on December 31, 2021, payable on January 31, 2022.

Note 9. Stock-Based Compensation

The Company’s outstanding stock incentive awards have been granted under two incentive plans – the 2012 Stock Incentive Plan (“2012 Plan”) and the 2019 Stock Incentive Plan (“2019 Plan”). During the first quarter of 2021, we granted stock options under the 2019 Plan of 639,500 and the remaining 12,500 awards available under the 2012 Plan. As of September 30, 2021, shares available for future grants totaled 2,117,336 all under the 2019 plan. The following is a summary of stock-based compensation expense, net of any forfeitures, included in “General and administrative expenses” in the Condensed Consolidated Statements of Income ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Non-cash stock-based compensation expense	$989	$457	$7,427	$2,772

The weighted average fair value of options granted during the nine months ended September 30, 2021 and 2020 was $14.54 and $5.54 per option, respectively. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2021	2020
Dividend yield	6.7%	5.1%
Expected volatility	48.1%	17.1%
Expected lives	2.9 years	2.9 years
Risk-free interest rate	0.33%	1.30%

The following table summarizes our outstanding stock options:

			Weighted Average
	Number	Weighted Average	Remaining
	of Shares	Exercise Price	Contractual Life (Years)
Options outstanding, January 1, 2020	1,004,014	$74.35
Options granted	592,000	$90.32
Options exercised	(512,509)	$72.98
Options forfeited	(10,500)	$88.73
Options outstanding, September 30, 2020	1,073,005	$83.68

Exercisable at September 30, 2020	601,994	$81.09

Options outstanding, January 1, 2021	1,033,838	$83.54
Options granted	652,000	$69.20
Options exercised	(20,000)	$60.52
Options outstanding, September 30, 2021	1,665,838	$78.20	3.37

Exercisable at September 30, 2021	1,183,324	$79.25	3.08

At September 30, 2021, the stock options outstanding and exercisable had no intrinsic value. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2021 and 2020 was $0.2 million or $9.27 per share and $8.1 million or $15.84 per share, respectively.

As of September 30, 2021, unrecognized compensation expense totaling $2.8 million associated with unvested stock options is expected to be recognized over the following periods: remainder of 2021 - $1.0 million, 2022 - $1.6 million and 2023 - $0.2 million.

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

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per common share ($ in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income attributable to common stockholders	$30,814	$42,595	$105,327	$147,986

BASIC:
Weighted average common shares outstanding	45,850,599	44,661,650	45,668,762	44,641,748

DILUTED:
Weighted average common shares outstanding	45,850,599	44,661,650	45,668,762	44,641,748
Stock options	825	753	6,391	1,766
Convertible senior notes	—	—	13,938	—
Weighted average dilutive common shares outstanding	45,851,424	44,662,403	45,689,091	44,643,514

Net income attributable to common stockholders - basic	$0.67	$0.95	$2.31	$3.31
Net income attributable to common stockholders - diluted	$0.67	$0.95	$2.31	$3.31

Incremental anti-dilutive shares excluded:
Net share effect of stock options with an exercise price in excess of the average market price for our common shares	505,459	410,012	308,313	427,180

Regular dividends declared per common share	$0.90	$1.1025	$2.9025	$3.3075

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

Assets and liabilities measured at fair value on a recurring basis are as follows ($ in thousands):

		Fair Value Measurement
	Balance Sheet Classification	September 30, 2021	December 31, 2020
Level 2
Interest rate swap liability	Accounts payable and accrued expenses	$1,828	$7,150

Carrying amounts and fair values of financial instruments that are not carried at fair value at September 30, 2021 and December 31, 2020 in the Condensed Consolidated Balance Sheets are as follows ($ in thousands):

	Carrying Amount		Fair Value Measurement
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Level 2
Variable rate debt	$398,311	$945,078	$400,000	$948,000
Fixed rate debt	$886,976	$554,207	$876,917	$575,292

Level 3
Mortgage and other notes receivable, net	$284,608	$292,427	$301,053	$321,021

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

Carrying amounts of cash and cash equivalents and restricted cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. The fair values of our borrowings under our revolving credit facility and other variable rate debt are reasonably estimated at their notional amounts at September 30, 2021 and December 31, 2020, due to the predominance of floating interest rates, which generally reflect market conditions.

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

Portfolio

As of September 30, 2021, we had investments in real estate and mortgage and other notes receivable involving 222 facilities located in 34 states. These investments involve 144 senior housing properties, 75 skilled nursing facilities, two hospitals and one medical office building, excluding three properties classified to assets held for sale. These investments consisted of properties with an original cost of approximately $3.0 billion, rented under primarily triple-net leases to 33 lessees, and $289.7 million aggregate carrying value of mortgage and other notes receivable, excluding an allowance for expected credit losses of $5.1 million, due from ten borrowers.

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

The following tables summarize our investments in real estate and mortgage and other notes receivable as of and for the nine months ended September 30, 2021 ($ in thousands):

	Properties	Beds/Sq. Ft.*		Revenue	% Total	Investment
Real Estate Properties
Senior Housing - Need-Driven
Assisted Living	87	4,844		$43,669	19.1%	$896,343
Senior Living Campus	12	1,690		13,968	6.1%	277,535
Total Senior Housing - Need-Driven	99	6,534		57,637	25.2%	1,173,878
Senior Housing - Discretionary
Independent Living	23	2,674		21,285	9.3%	445,678
Entrance-Fee Communities	11	2,707		46,132	20.1%	744,420
Total Senior Housing - Discretionary	34	5,381		67,417	29.4%	1,190,098
Total Senior Housing	133	11,915		125,054	54.6%	2,363,976
Medical Facilities
Skilled Nursing Facilities	72	9,433		61,906	27.0%	595,414
Hospitals	2	130		2,803	1.2%	52,750
Medical Office Building	1	61,500	*	248	0.1%	6,973
Total Medical Facilities	75			64,957	28.3%	655,137
Total Real Estate Properties	208			190,011	82.9%	$3,019,113
Income From Properties Sold and Held For Sale				12,613
Escrow Funds Received From Tenants				7,519
Total Rental Income				210,143

Mortgage and Other Notes Receivable
Senior Housing - Need-Driven	9	565		4,566	2.1%	$78,478
Senior Housing - Discretionary	2	714		9,875	4.3%	141,306
Skilled Nursing Facilities	3	180		304	0.1%	4,402
Other Notes Receivable	—	—		3,599	1.6%	65,561
Total Mortgage and Other Notes Receivable	14	1,459		18,344	8.1%	$289,747
Other Income				561
Total Revenue				$229,048

Portfolio Summary	Properties	Revenue	% Portfolio	Investment
Real Estate Properties	208	$190,011	91.2%	$3,019,113
Mortgage and Other Notes Receivable	14	18,344	8.8%	289,747
Total Portfolio	222	$208,355	100.0%	$3,308,860

Portfolio by Operator Type
Public	63	$48,152	23.1%	$464,199
National Chain (Privately Owned)	19	31,854	15.3%	621,233
Regional	127	120,912	58.0%	2,102,924
Small	13	7,437	3.6%	120,504
Total Portfolio	222	$208,355	100.0%	$3,308,860

For the nine months ended September 30, 2021, operators of facilities who provided 3% or more and collectively 73% of our total revenues were (parent company, in alphabetical order): Bickford Senior Living; Chancellor Health Care; Discovery Senior Living; Health Services Management; Holiday Retirement; Life Care Services; National HealthCare Corporation; Senior Living Communities; and The Ensign Group.

As of September 30, 2021, our average effective annualized rental income was $8,790 per bed for SNFs, $10,483 per unit for SLCs, $12,769 per unit for ALFs, $6,311 per unit for ILFs, $22,723 per unit for EFCs, $45,765 per bed for hospitals, and $5 per square foot for MOBs.

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

Revenues for the operators of our properties continue to be significantly impacted by occupancy. Building occupancy rates have been and may continue to be adversely affected by the COVID-19 pandemic if it continues to cause sustained negative trends such as early resident move-outs, delays in admitting new residents, or other collateral events. In addition, our operators may experience a material increase in their operating costs, including costs related to enhanced health and safety precautions among other measures. A decrease in occupancy or increase in costs could have a material adverse effect on the ability of our operators to meet their financial and other contractual obligations to us, including the payment of rent, as well as on our results of operations.

Since the pandemic began, our rent concessions activity is as shown in the following table ($ in thousands):

	Year ended		Three months ended		Nine months ended
	December 31, 2020		September 30, 2021		September 30, 2021		Cumulative Totals
	Deferrals	Abatements	Deferrals	Collections	Deferrals	Collections	Deferrals	Abatements	Collections
Bickford	$3,750	$2,100	$3,500	$—	$13,750	$—	$17,500	$2,100	$—
Holiday	—	—	600	—	1,800	—	1,800	—	—
All Others	1,232	50	1,675	44	4,323	44	5,555	50	44
	$4,982	$2,150	$5,775	$44	$19,873	$44	$24,855	$2,150	$44

The majority of the deferred amounts noted in the table above accrue interest starting at 8% per annum from the date of the deferral until paid in full under the terms of each tenant’s deferral agreement.

In addition to the concessions noted above, we have agreed with Bickford to defer $4.5 million in contractual rent due for the fourth quarter of 2021 and expect to grant up to $4.0 million in deferrals in the first quarter of 2022. We have also reached agreement with two other tenants regarding additional rent deferrals of approximately $0.5 million for the fourth quarter of 2021. We agreed with Holiday to utilize $0.6 million of the lease deposit towards July 2021 contractual rent. The balance of the lease deposit at September 30, 2021 was $8.8 million. We anticipate some of our tenants may need additional rent deferrals to assist them with the impact of the pandemic on their operations. The timing and amount of any additional deferrals cannot yet be determined.

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

We had approximately $73.8 million in unrestricted cash and cash equivalents on hand and $550.0 million in availability under our unsecured revolving credit facility as of October 31, 2021. In addition, we believe we continue to have access to additional debt sources and maintain availability under our at-the-market (“ATM”) equity issuance program and shelf registration statement to fund our future obligations, although no assurances can be made. We believe these liquidity sources position us to manage through the negative effects of the COVID-19 pandemic.

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
				$120,450

Vizion Health

In May 2021, we acquired a 64-bed specialty behavioral hospital located in Oklahoma for a total purchase price of $40.3 million, including $0.3 million in closing costs, and concurrently leased the hospital to an affiliate of Vizion Health. The 15-year master lease, which includes two five-year extension options, has an initial lease rate of 8.5% with fixed annual escalators of 2.5%. We have committed to additional funding of capital improvements for the hospital of up to $2.0 million which will be added to the lease base as funded. At September 30, 2021, no funds have been drawn.

In May 2021, we provided a $20.0 million, five-year loan to Vizion Health-Brookhaven, LLC to finance the acquisition of healthcare operations, including the real and personal property of a behavioral hospital we acquired in May 2021 discussed above. The loan requires monthly principal and interest payments and bears an initial annual interest rate of 8.5% with fixed annual escalators of 2.5% beginning June 1, 2022. Initial principal loan repayments are equal to 90% of the excess cash flow as defined in the agreement. Principal repayments are reduced to 50% of the excess cash flow once the outstanding loan balance is reduced below $15.0 million.

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

Montecito Medical Real Estate

In April 2021, the Company entered into a $50.0 million mezzanine loan and security agreement with Montecito Medical Real Estate for a new fund that will invest in medical real estate, including medical office buildings, throughout the United States. Amounts under the loan agreement will be funded as real estate investments are identified for acquisition. Borrowings under the loan agreement will bear interest at an annual rate of 9.5% and accrue an additional 2.5% in interest to be paid upon certain future events including repayments, sales of fund investments, and refinancings. Funds drawn in accordance with this agreement are required to be repaid on a per-investment basis five years from deployment of the funds for the applicable investment and includes two one-year extensions. At September 30, 2021, we had funded $2.1 million of our commitment that was used to acquire two medical office buildings for a combined purchase price of approximately $11.1 million.

Asset Dispositions

During the nine months ended September 30, 2021, we completed the following real estate dispositions as described below ($ in thousands):

Operator	Date	Properties	Asset Class	Net Proceeds	Net Real Estate Investment	Other[1]		Gain/(Impairment)[2]
Bickford	Q2 2021	6	SHO	$39,924	$34,485	$1,871	$3,568	$3,568
Community Health Systems	Q2 2021	1	MOB	3,887	946	62		2,879
TrustPoint Hospital	Q3 2021	1	HOSP	31,215	21,018	1,562		8,635
Holiday	Q3 2021	8	SHO	114,133	113,611	(1,360)		1,882
Quorum Health	Q3 2021	1	HOSP	8,314	9,568	—		(1,254)
Senior Living Management	Q3 2021	1	SHO	12,847	3,212	210		9,425
Holiday	Q3 2021	1	SHO	5,666	10,388	(81)		(4,641)
				$215,986	$193,228	$2,264		$20,494
1 includes straight-line rent and deferred lease intangibles
2 impairment charges are included in “Loan and realty losses (gains)” in our Condensed Consolidated Income Statement as of September 30, 2021

Total rental income from the dispositions was $2.1 million and $12.6 million for the three and nine months ended September 30, 2021, respectively, and $6.1 million and $18.0 million for the three and nine months ended September 30, 2020, respectively. Reference Note 3 to the condensed consolidated financial statements for more detail on dispositions.

Assets Held for Sale and Impairment of Real Estate

During the third quarter of 2021, we reclassified three transition properties to assets held for sale on our Condensed Consolidated Balance Sheet as of September 30, 2021 and recorded impairment charges of approximately $16.6 million to reduce their net book values to estimated fair values less estimated transaction costs. Two of the properties are located in Texas and one property is located in Tennessee. Rental income for these properties was based on operating income, net of management fees, and did not generate significant revenues for either the nine months ended September 30, 2021 or the nine months ended September 30, 2020.

We recognized real estate impairment charges of approximately $5.9 million during the three and nine months ended September 30, 2021, $4.6 million related to the disposition of one Holiday property located in Indiana and $1.3 million related to an acute care hospital located in Kentucky.

Notes Receivable Repayment

During the three and nine months ended September 30, 2021, LCS-Westminster Partnership IV LLP, an affiliate of LCS, repaid the remaining principal of $9.8 million and $61.2 million on its second note of two notes under a master credit agreement (“Note B”). As a result, we recognized the remaining Note B commitment fee of $0.4 million in “Interest income and other” during the third quarter of 2021. The balance on its first note (“Note A”) was $109.2 million as of September 30, 2021.

Other

Our leases are typically structured as “triple net leases” on single-tenant properties having an initial leasehold term of 10 to 15 years with one or more five-year renewal options. As such, there may be reporting periods in which we experience few, if any, lease renewals or expirations. During the nine months ended September 30, 2021, we did not have any significant renewing or expiring leases. Most of our existing leases contain annual escalators in rent payments. For financial statement purposes, rental income is recognized on a straight-line basis over the term of the lease.

Certain of our leases contain purchase options allowing tenants to acquire the leased properties. At September 30, 2021, we had a net investment of $18.8 million in five real estate properties which are subject to exercisable tenant purchase options.

Tenant purchase options on 10 properties in which we had an aggregate net investment of $90.5 million at September 30, 2021, become exercisable between 2025 and 2028. Rental income from leased properties with tenant purchase options either currently exercisable or exercisable in the future was $3.4 million and $10.3 million for the three and nine months ended September 30, 2021, respectively, and $3.4 million and $10.0 million for the three and nine months ended September 30, 2020, respectively.

In June 2021, we received notification of a tenant’s intention to acquire, pursuant to a purchase option, a hospital located in California. The purchase option calls for a minimum purchase price of $15.0 million with any appreciation above $15.0 million to be split evenly between the parties. The net investment at September 30, 2021 was $9.5 million. Rental income was $0.5 million and $1.4 million, for both the three and nine months ended September 30, 2021 and 2020, respectively. The transaction will close no earlier than one year after the receipt of the notice of exercise.

We cannot reasonably estimate at this time the probability that any other purchase options will be exercised in the future. Consideration to be received from the exercise of any tenant purchase option is expected to exceed our net investment in the leased property or properties.

Tenant Concentration

As discussed in Note 3 to the condensed consolidated financial statements, we have four lessees (including their affiliated entities, which are the legal tenants) excluding $2.6 million for our corporate office and a credit loss reserve balance of $5.1 million, from whom we individually derive at least 10% of our total revenues as follows ($ in thousands):

	As of September 30, 2021				Revenues[1]
	Asset	Number of	Real	Notes	Nine Months Ended September 30,
	Class	Properties	Estate	Receivable	2021		2020

Senior Living Communities	EFC	10	$573,631	$42,609	$38,094	17%	$38,972	15%
National HealthCare Corporation (NHC)	SNF	42	171,188	—	28,290	12%	28,362	11%
Bickford Senior Living	ALF	42	490,308	38,751	26,224	11%	39,142	16%
Holiday Retirement	ILF	17	377,735	—	22,811	10%	30,529	12%
All others, net[2]	Various		1,406,251	208,387	106,110	46%	107,377	43%
Escrow funds received from tenants
for property operating expenses	Various		—	—	7,519	4%	$7,190	3%
			$3,019,113	$289,747	$229,048		$251,572

1includes interest income on notes receivable
2 includes prior period amounts for disposals or transitioned to new operators

Straight-line rent of $1.8 million and $3.2 million and interest revenue of $2.4 million and $3.2 million was recognized from the Senior Living Communities lease for the nine months ended September 30, 2021 and 2020, respectively. For NHC, rent escalations are based on a percentage increase in revenue over a base year and do not give rise to non-cash, straight-line rental income. Straight-line rent of $1.3 million and $2.0 million and interest revenue of $3.0 million and $2.0 million was recognized from the Bickford leases for the nine months ended September 30, 2021 and 2020, respectively. Straight-line rent of $4.3 million and $5.0 million was recognized from the Holiday lease for the nine months ended September 30, 2021 and 2020, respectively.

On July 30, 2021, Atria Senior Living acquired the management services of the legacy Holiday Retirement (“Holiday”) portfolio who is the tenant for 17 independent living facilities leased pursuant to a master lease. We have not received any contractual rent due from under the master lease since this transaction. Accordingly, we have placed the tenant on cash basis. Rent due but uncollected and unrecognized for August and September 2021 totaled $4.8 million.

For the nine months ended September 30, 2021, approximately 27% of our total revenue was derived from operators of our skilled nursing facilities who receive a significant portion of their revenue from governmental payors, primarily Medicare and Medicaid. Such revenues are subject annually to statutory and regulatory changes.

The following table summarizes the average portfolio occupancy for Senior Living Communities, Bickford and Holiday for the periods indicated, excluding development properties in operation less than 24 months, notes receivable, and properties transitioned to new operators or disposed.

	Properties	3Q20	4Q20	1Q21	2Q21	3Q21	September 2021
Senior Living Communities	9	79.0%	77.3%	77.7%	78.5%	80.4%	80.9%
Bickford[1]	42	81.2%	79.1%	75.0%	77.4%	80.2%	80.7%
Holiday[2]	17	81.7%	78.8%	75.6%	75.8%	77.8%	78.9%

1Prior period occupancies have been restated to include an additional building, in operation for at least 24-months, and the sale of six properties in the second quarter of 2021.
2Holiday occupancy for 17 properties is restated retroactively to reflect the sale of the Fort Wayne, IN property and the sale of eight properties in the third quarter of 2021.

The following table summarizes the revenue concentration of our top five states for the nine months ended September 30, 2021 and 2020, respectively, excluding any escrow funds received for property operating expenses ($ in thousands).

	Nine Months Ended September 30,
Location	2021	2020
South Carolina	$25,356	$27,265
Florida	22,118	23,877
Texas	20,903	20,859
Washington	12,814	13,711
California	10,375	12,998
All others	129,963	145,672
Escrow funds received from tenants for property operating expenses	7,519	7,190
	$229,048	$251,572

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

The results of our coverage ratio analysis are presented below on a trailing twelve-month basis, as of June 30, 2021 and 2020 (the most recent periods available).

NHI Total Portfolio

By asset type	SHO	SNF	MEDICAL NON-SNF	TOTAL
Properties	123	74	3	200
2Q20	1.17x	2.90x	2.95x	1.74x
2Q21	1.06x	2.80x	3.60x	1.64x

Market served	Need Driven	Need Driven excl. Bickford	Discretionary	Discretionary excl. SLC & Holiday	Medical	Medical excl. NHC
Properties	93	51	30	4	77	35
2Q20	1.14x	1.13x	1.20x	1.43x	2.90x	2.18x
2Q21	0.86x	0.76x	1.27x	1.74x	2.85x	2.10x

Major tenants	NHC[1]	SLC[3]	Bickford[3]	Holiday
Properties	42	10	42	17
2Q20	3.81x	1.09x	1.15x	1.20x
2Q21	3.82x	1.28x	0.97x	0.94x

NHI Same-Store Portfolio[2]

By asset type	SHO	SNF	MEDICAL NON-SNF	TOTAL
Properties	115	74	2	191
2Q20	1.17x	2.90x	3.80x	1.74x
2Q21	1.05x	2.80x	4.82x	1.63x

Market served	Need Driven	Need Driven excl. Bickford	Discretionary	Discretionary excl. SLC & Holiday	Medical	Medical excl. NHC
Properties	86	44	29	3	76	34
2Q20	1.14x	1.12x	1.21x	1.48x	2.92x	2.16x
2Q21	0.85x	0.73x	1.27x	1.76x	2.86x	2.05x

Major tenants	NHC[1]	SLC[3]	Bickford[3]	Holiday
Properties	42	10	42	17
2Q20	3.81x	1.09x	1.15x	1.20x
2Q21	3.82x	1.28x	0.97x	0.94x
1 NHC based on corporate-level Fixed Charge Coverage Ratio and includes 3 independent living facilities.
2 Excludes properties that have transitioned operators in past 24 months.
3 Pro forma SLC & Bickford T12 EBITDARM coverage excluding PPP income is 1.09x and 0.81x, respectively.

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

Other Portfolio Activity

Tenant Transitioning

Nine properties were transitioned during 2019 to five new tenants following a period of non-compliance by the former operators. We recognized rental income from these nine properties of $0.7 million and $2.4 million for the three and nine months ended September 30, 2021, respectively, and $0.9 million and $3.7 million for the three and nine months ended September 30, 2020, respectively. Three of the properties were reclassified to assets held for sale on our Condensed Consolidated Balance Sheet as of September 30, 2021, as noted in Investment Highlights.

The following table summarizes the transition properties during the nine months ended September 30, 2021:

			Occupancy[1]
Facility Name (New Tenant)	Units	State	September 2020	December 2020	March 2021	June 2021	September 2021
Discovery Commons of College Park	148	IN	13.8%	15.7%	23.1%	36.7%	43.3%
The Charlotte (SLC)	99	NC	38.9%	42.9%	46.6%	57.1%	73.6%
Maybelle Carter (Vitality)[2]	135	TN	76.8%	73.1%	68.7%	64.9%	63.7%
Chancellor TX-IL portfolio[3]	196	IL/TX	54.4%	53.7%	54.4%	56.6%	62.8%
Beaver Dam Assisted Living (BAKA)	120	WI	61.8%	60.4%	60.4%	60.6%	57.9%
	698		49.2%	49.0%	50.5%	54.7%	59.5%
1 Monthly Average
2 Reclassified to Assets Held for Sale in the third quarter of 2021
3 Two Texas Properties Reclassified to Assets Held for Sale in the third quarter of 2021

Real Estate and Mortgage Write-downs

In addition to the impact of the COVID-19 pandemic, our borrowers and tenants experience periods of significant financial pressures and difficulties similar to those encountered by other health care providers. Our condensed consolidated financial statements for the three and nine months ended September 30, 2021 reflect impairment charges of our long-lived assets of approximately $16.6 million related to three transition properties reclassified to assets held for sale to reduce their book values to estimated fair values less estimated transaction costs and $5.9 million related to two properties sold in the third quarter of 2021 as a result of the COVID-19 pandemic or other factors. We have no significant intangible assets currently recorded on our Condensed Consolidated Balance Sheet that would require assessment for impairment.

We have established a reserve for estimated credit losses of $5.1 million and a liability of $1.2 million for estimated credit losses on unfunded loan commitments as of September 30, 2021. We evaluate the reserves for estimated credit losses on a quarterly basis and make adjustments based on current circumstances as considered necessary.

We believe that the carrying amounts of our real estate properties are recoverable and that mortgage and other notes receivable are realizable and supported by the value of the underlying collateral. However, it is possible that future events could require us to make additional significant adjustments to these carrying amounts.

Results of Operations

The significant items affecting revenues and expenses are described below ($ in thousands):

	Three Months Ended
	September 30,			Period Change
	2021		2020	$	%
Revenues:
Rental income
HOSP leased to Vizion Health	$855		$—	$855	NM
EFCs leased to Senior Living Communities	11,199		10,857	342	3.2%
ALFs leased to 41 Management	746		530	216	40.8%
SHOs leased to Comfort Care	546		782	(236)	(30.2)%
SHOs leased to Wingate Healthcare	340		980	(640)	(65.3)%
ALFs leased to Bickford Senior Living	7,827		8,948	(1,121)	(12.5)%
SHOs leased to Holiday Retirement	1,552		6,307	(4,755)	(75.4)%
Other new and existing leases	35,121		34,668	453	1.3%
Current year disposals	1,877		5,656	(3,779)	(66.8)%
	60,063		68,728	(8,665)	(12.6)%
Straight-line rent adjustments, new and existing leases	3,798		5,086	(1,288)	(25.3)%
Escrow funds received from tenants for taxes and insurance	3,182		4,007	(825)	(20.6)%
Total Rental Income	67,043		77,821	(10,778)	(13.8)%
Interest income and other
Bickford construction loans	1,178		739	439	59.4%
Vizion Health loan	434		—	434	NM
41 Management mortgage loan	527		185	342	NM
Life Care Services mortgages and construction loans	2,397		2,972	(575)	(19.3)%
Loan payoffs	—		540	(540)	(100.0)%
Other new and existing mortgages and notes	1,833		1,807	26	1.4%
Total Interest Income from Mortgage and Other Notes	6,369		6,243	126	2.0%
Other income	421		237	184	77.6%
Total Revenues	73,833		84,301	(10,468)	(12.4)%
Expenses:
Depreciation
HOSP leased to Vizion Health	260		—	260	NM
ALFs leased to 41 Management	260		168	92	54.8%
SHOs leased to Holiday Retirement	2,353		2,469	(116)	(4.7)%
Current year disposals and assets held for sale	420		1,562	(1,142)	(73.1)%
Other new and existing assets	16,742		16,637	105	0.6%
Total Depreciation	20,035		20,836	(801)	(3.8)%
Interest	12,715		12,892	(177)	(1.4)%
Non-cash stock-based compensation expense	989		457	532	NM
Loan and realty losses (gains)	22,425		(193)	22,618	NM
Taxes and insurance on leased properties	3,182		4,187	(1,005)	(24.0)%
Other expenses	3,022		2,733	289	10.6%
Total Expenses	62,368		40,912	21,456	52.4%
Loss from equity method investment	(557)		(728)	171	(23.5)%
Gains on sales of real estate, net	19,941		—	19,941	NM
Net income	30,849	30849000	42,661	(11,812)	(27.7)%
Less: net income attributable to noncontrolling interests	(35)		(66)	31	(47.0)%
Net income attributable to common stockholders	$30,814		$42,595	$(11,781)	(27.7)%

NM - not meaningful

Financial highlights of the three months ended September 30, 2021, compared to the same period of 2020 were as follows:

•Rental income received from our tenants decreased $10.8 million, or 13.8%, primarily as a result of rent concessions granted for the third quarter of 2021 totaling $5.8 million, Holiday’s nonpayment of contractual rent of $4.8 million and property dispositions of approximately $3.8 million, net of new investments funded since September 2020.

•Interest income from mortgage and other notes increased $0.1 million, or 2.0%, primarily due to interest income on new loans funded since September 2020 offset by LCS principal repayments on a mortgage note of $61.2 million in 2021 and other paydowns.

•Interest expense decreased $0.2 million, or 1.4%, as a result of the convertible bond that matured in April 2021, the payoff of the HUD mortgages in the fourth quarter of 2020 and a net decrease in the borrowings on the unsecured credit facility.

•Non-cash stock-based compensation expense increased $0.5 million from the same period one year ago. The Company’s stock option grants in the first quarter of 2021 had an increase in estimated fair value of $9.00 per option share compared to the first quarter of 2020 as determined using the Black-Scholes valuation model primarily from the increased volatility in the Company’s common stock price caused by the COVID-19 pandemic. In addition, the Company granted 60,000 additional options in 2021 compared to 2020, of which 50,000 options relate to the two new directors added during 2020.

•Loan and realty losses (gains) increased $22.6 million primarily as a result of impairment charges on five real estate properties of $22.5 million in the third quarter of 2021 as described under the heading “Assets Held for Sale and Impairment of Real Estate” in Note 3 to the condensed consolidated financial statements.

•During 2021, we recorded $19.9 million in gains from the disposition of real estate assets as described under the heading “Asset Dispositions” in Note 3 to the condensed consolidated financial statements.

•The following table summarizes our real estate under lease to transitioning tenants ($ in thousands):

	Three Months Ended
	September 30,		Period Change
	2021	2020	$	%
Revenues:
Rental income
SHOs leased to Chancellor Health Care	$—	$—	$—	NM
SHO leased to Senior Living Communities	56	38	18	47.4%
SHO leased to Discovery Senior Living	45	19	26	NM
SLC leased to Vitality Senior Living	—	66	(66)	(100.0)%
ALF leased to BAKA Enterprises	213	210	3	1.4%
Straight-line rent adjustments	413	584	(171)	(29.3)%
Total Rental Income	727	917	(190)	(20.7)%
Expenses:
Depreciation
SHOs leased to Chancellor Health Care	406	406	—	—%
SHO leased to Senior Living Communities	153	153	—	—%
SHO leased to Discovery Senior Living	171	171	—	—%
SLC leased to Vitality Senior Living	158	158	—	—%
ALF leased to BAKA Enterprises	135	135	—	—%
Total Depreciation	1,023	1,023	—	—%
Legal	—	(6)	6	(100.0)%
	1,023	1,017	6	0.6%
Net loss	$(296)	$(100)	$(196)	NM

The significant items affecting revenues and expenses are described below (in thousands):

	Nine Months Ended
	September 30,		Period Change
	2021	2020	$	%
Revenues:
Rental income
EFCs leased to Senior Living Communities	$33,838	$32,585	1,253	3.8%
HOSP leased to Vizion Health	1,178	—	1,178	NM
SNF leased to Ignite Team Partners	1,826	892	934	NM
CCRC leased to Timber Ridge OpCo	6,935	6,070	865	14.3%
ALFs leased to 41 Management	2,237	1,354	883	65.2%
SHOs leased to Discovery Senior Living	7,753	8,551	(798)	(9.3)%
ALFs leased to Chancellor Health Care	3,924	4,480	(556)	(12.4)%
SHOs leased to Holiday Retirement	13,250	18,922	(5,672)	(30.0)%
SHOs leased to Wingate Healthcare	1,348	2,926	(1,578)	(53.9)%
ALF’s leased to Bickford Senior Living	20,363	30,672	(10,309)	(33.6)%
Other new and existing leases	86,112	85,397	715	0.8%
Current year disposals	11,671	17,746	(6,075)	(34.2)%
	190,435	209,595	(19,160)	(9.1)%
Straight-line rent adjustments, new and existing leases	12,189	15,481	(3,292)	(21.3)%
Escrow funds received from tenants for taxes and insurance	7,519	7,190	329	4.6%
Total Rental Income	210,143	232,266	(22,123)	(9.5)%
Interest income and other
Bickford construction loans	2,959	2,000	959	48.0%
Vizion Health loan	594	—	594	NM
Life Care Services mortgages and construction loans	8,097	8,324	(227)	(2.7)%
Senior Living Communities mortgage and other notes	2,407	3,184	(777)	(24.4)%
Loan payoffs	—	1,240	(1,240)	(100.0)%
Other new and existing mortgages and notes	4,288	4,199	89	2.1%
Total Interest Income from Mortgage and Other Notes	18,345	18,947	(602)	(3.2)%
Other income	560	359	201	56.0%
Total Revenues	229,048	251,572	(22,524)	(9.0)%
Expenses:
Depreciation
SNF leased to Ignite Team Partners	639	253	386	NM
HOSP leased to Vizion Health	347	—	347	NM
ALFs leased to Bickford	9,906	10,113	(207)	(2.0)%
SHOs leased to Holiday Retirement	7,051	7,407	(356)	(4.8)%
Current year disposals and assets held for sale	4,018	5,504	(1,486)	(27.0)%
Other new and existing assets	39,538	38,849	689	1.8%
Total Depreciation	61,499	62,126	(627)	(1.0)%
Interest	38,528	40,589	(2,061)	(5.1)%
Non-cash stock-based compensation expense	7,427	2,772	4,655	NM
Loan and realty losses (gains)	23,596	1,002	22,594	NM
Taxes and insurance on leased properties	7,519	7,190	329	4.6%
Other expenses	8,718	8,734	(16)	(0.2)%
Total Expenses	147,287	122,413	24,874	20.3%
Loss from equity method investment	(2,274)	(2,018)	(256)	12.7%
Gains on sales of real estate, net	26,426	21,007	5,419	25.8%
Loss on early retirement of debt	(451)	—	(451)	NM
Net income	105,462	148,148	(42,686)	(28.8)%
Less: net income attributable to noncontrolling interest	(135)	(162)	27	(16.7)%
Net income attributable to common stockholders	$105,327	$147,986	$(42,659)	(28.8)%

NM - not meaningful

Financial highlights of the nine months ended September 30, 2021, compared to the same period in 2020 were as follows:

•Rental income received from our tenants decreased $22.1 million, or 9.5%, primarily as a result of additional rent concessions granted for the first nine months of 2021 totaling $17.2 million, Holiday’s nonpayment of contractual rent of $4.8 million and property dispositions of approximately $6.1 million, net of new investments funded since September 2020.
•Interest income from mortgage and other notes decreased $0.6 million, or 3.2%, primarily due to net paydowns on loans.

•Interest expense decreased $2.1 million, or 5.1%, as a result of the convertible bond that matured in April 2021, the payoff of the HUD mortgages in the fourth quarter of 2020 and a net decrease in the borrowings on the unsecured credit facility.

•Non-cash stock-based compensation expense increased $4.7 million from the same period one year ago. The Company’s stock option grants in the first quarter of 2021 had an increase in estimated fair value of $9.00 per option share compared to the first quarter of 2020 as determined using the Black-Scholes valuation model primarily from the increased volatility in the Company’s common stock price caused by the COVID-19 pandemic. In addition, the Company granted 60,000 additional options in 2021 compared to 2020, of which 50,000 options relate to the two new directors added during 2020.

•Loan and realty losses (gains) increased $22.6 million primarily as a result of impairment charges on five real estate properties of $22.5 million in the third quarter of 2021 as described under the heading “Assets Held for Sale and Impairment of Real Estate” in Note 3 to the condensed consolidated financial statements.

•Gains on sales of real estate, net increased $5.4 million, or 25.8%, for the nine months ended September 30, 2021 as compared to the the same period in the prior year. For the nine months ended September 30, 2021, we recorded $26.4 million in gains from dispositions of real estate assets as described under “Asset Dispositions” in Note 3 to the condensed consolidated financial statements. For the nine months ended September 30, 2020, we disposed of a portfolio of eight assisted living properties to Brookdale Senior Living.

•Loss on early retirement of debt of $0.5 million for the nine months ended September 30, 2021, represents the remaining deferred financing costs expensed upon repayment of the $100.0 million term loan in January 2021.

The following table summarizes our real estate under lease to transitioning tenants ($ in thousands):

	Nine Months Ended
	September 30,		Period Change
	2021	2020	$	%
Revenues:
Rental income
SHOs leased to Chancellor Health Care	$—	$862	$(862)	(100.0)%
SHO leased to Senior Living Communities	409	129	280	NM
SHO leased to Discovery Senior Living	134	50	84	NM
SLC leased to Vitality Senior Living	6	251	(245)	(97.6)%
ALF leased to BAKA Enterprises	543	540	3	0.6%
Straight-line rent adjustments	1,255	1,908	(653)	(34.2)%
Total Rental Income	2,347	3,740	(1,393)	(37.2)%
Expenses:
Depreciation
SHOs leased to Chancellor Health Care	1,217	1,217	—	—%
SHO leased to Senior Living Communities	459	459	—	—%
SHO leased to Discovery Senior Living	513	513	—	—%
SLC leased to Vitality Senior Living	474	472	2	0.4%
ALF leased to BAKA Enterprises	404	404	—	—%
Total Depreciation	3,067	3,065	2	0.1%
Legal	—	(16)	16	(100.0)%
	3,067	3,049	18	0.6%
Net income (loss)	$(720)	$691	$(1,411)	NM

Liquidity and Capital Resources

At September 30, 2021, we had $550.0 million available to draw on our revolving credit facility, $48.4 million in unrestricted cash and cash equivalents, and the potential to access the remaining $417.4 million through the issuance of common stock under the Company’s $500.0 million ATM equity program. In addition, the Company maintains an effective automatic shelf registration statement through which capital could be raised via the issuance of debt and or equity securities.

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

These sources and uses of cash are reflected in our Condensed Consolidated Statements of Cash Flows as summarized below ($ in thousands):

	Nine Months Ended September 30,		One Year Change
	2021	2020	$	%
Cash and cash equivalents and restricted cash, January 1	$46,343	$15,669	$30,674	NM
Net cash provided by operating activities	157,501	176,527	(19,026)	(10.8)%
Net cash provided by (used in) investing activities	163,358	(83,418)	246,776	NM
Net cash used in financing activities	(317,007)	(57,664)	(259,343)	NM
Cash and cash equivalents and restricted cash, September 30	$50,195	$51,114	$(919)	(1.8)%

Operating Activities – Net cash provided by operating activities for the nine months ended September 30, 2021, which includes new investments completed during 2021 and lease payment collections arising from escalators on existing leases and previously funded lease incentives, was impacted by $19.9 million in rent deferrals granted during the nine months ended September 30, 2021.

Investing Activities – Net cash used in investing activities for the nine months ended September 30, 2021 was comprised primarily of $104.8 million of investments in mortgage and other notes and renovations of real estate, offset by the proceeds from the sales of real estate of $203.1 million and the collection of principal on mortgage and other notes receivable of $64.5 million.

Financing Activities – Net cash used in financing activities for the nine months ended September 30, 2021 differs from the same period in 2020 primarily as a result of a $238.6 million decrease in net borrowings, inclusive of a $400.0 million senior note offering, a $43.1 million increase in proceeds from issuance of common shares and dividend payments which increased $3.6 million over the same period in 2020.

Debt Obligations

As of September 30, 2021, we had outstanding debt of $1.3 billion. Reference Note 6 to the condensed consolidated financial statements for additional information about our outstanding indebtedness. Also, reference “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for more details on our indebtedness and the impact of interest rate risk.

Unsecured Bank Credit Facility - Our bank credit facility derives from the Credit Agreement dated as of August 3, 2017 (the “2017 Agreement”), and a Term Loan Agreement dated as of September 17, 2018 (the “2018 Agreement”). Together these agreements establish our unsecured $950.0 million bank credit facility, which consists of two term loans – $100.0 million maturing in August 2022 and $300.0 million maturing in September 2023 - and a $550.0 million revolving credit facility with an initial maturity in August 2021. In April 2021, the Company elected to exercise the extension option on the revolving credit facility available after payment of a 10 basis point extension fee totaling $0.6 million, extending the maturity of the revolver to August 2022. Some combination of cash on hand, proceeds from recent and planned asset sales and operating cash flows is expected to be used to pay off the $100.0 million term loan at its maturity in August 2022. We also plan to execute a multiple year extension of our revolving credit facility prior to the August 2022 maturity date at an amount at least equal to the current $550.0 million capacity. We have swap agreements to fix the interest rates on $400.0 million of term loans that expire in December 2021.

Effective August 1, 2021, we exercised our one-time option included in our credit agreements to shift from the leverage-based interest schedule to the ratings-based interest schedule. This change potentially reduces the volatility of our interest costs on borrowings under the credit agreements during periods when our leverage may fluctuate higher. Our decision to move to the credit ratings-based interest schedule considered the relative costs under each interest schedule in addition to our desire to have a more stable interest cost if our leverage were to fluctuate.

As of September 30, 2021, the LIBOR spreads on the revolver and term loans were 120 bps and a blended 128 bps, respectively, based on our current debt ratings. The facility fee was 25 bps per annum. At September 30, 2021, no amount was outstanding under the revolving facility.

As of September 30, 2021, we had no outstanding variable rate debt exposed to interest rate risk through December 2021, at which time our remaining hedges expire. Our swaps and the financial instruments to which they relate are described in the table below, under the caption “Interest Rate Swap Agreements.” The current LIBOR spreads and facility fee reflect our ratings compliance based on the applicable margin for LIBOR loans at Level 4 in the Interest Rate Schedule provided below in summary format:

Interest Rate Schedule

		LIBOR Spread
Level	Debt Ratings	Revolver	$300m Term Loan	$100m Term Loan	Revolver Facility Fee
1	A-/A3	0.83%	0.85%	0.90%	0.13%
2	BBB+/Baa1	0.90%	0.90%	0.95%	0.15%
3	BBB/Baa2	1.00%	1.00%	1.10%	0.20%
4	BBB/Baa3	1.20%	1.25%	1.35%	0.25%
5	Lower than BBB/Baa3	1.55%	1.65%	1.75%	0.30%

Beyond the applicable ratios detailed above, if our credit rating from at least two credit rating agencies is downgraded below “BBB-/Baa3” (not shown below Level 5) the debt under our credit agreements will be subject to defined increases in interest rates and fees.

The 2017 Agreement requires that we calculate specified financial statement metrics and meet or exceed a variety of financial ratios, which are usual and customary in nature. These ratios are calculated quarterly and as of September 30, 2021, were within required limits. The calculation of our leverage ratio involves intermediate determinations of our “total indebtedness” and of our “total asset value,” as defined in the 2017 Agreement. The 2018 Agreement generally includes the same covenants and financial statement metrics required for compliance with terms of the 2017 Agreement.

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

Convertible Senior Notes - On April 1, 2021, our 3.25% senior unsecured convertible notes (the “Convertible Notes”) matured. The Company paid $67.1 million, including accrued interest of $1.0 million and a $6.1 million conversion premium, to retire the Convertible Notes. The conversion premium was recorded as a reduction of “Capital in excess of par value” in our Condensed Consolidated Balance Sheet as of September 30, 2021.

Debt Maturities - Reference Note 6 to the condensed consolidated financial statements for more information on our debt maturities.

Credit Ratings - Moody's Investors Services (“Moody's”) announced on November 5, 2020 that it assigned an investment grade issuer credit rating and a senior unsecured debt rating of ‘Baa3’ with a “Negative” outlook to the Company. Moody’s released a credit opinion on October 31, 2021 which affirmed the rating and outlook for the Company. Both Fitch and S&P Global announced in November 2019 a public issuer credit rating of BBB- with an outlook of “Stable.” Fitch confirmed its rating most recently on September 30, 2020 and S&P Global confirmed its rating on November 4, 2020. Our unsecured private placement term loan agreements include a rate increase provision that is effective if any rating agency lowers our credit rating below investment grade and our compliance leverage increases to 50% or more. Any reduction in outlook or downgrade in our credit ratings from the rating agencies could negatively impact our costs of borrowings.

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

We calculate our fixed charge coverage ratio as approximately 5.6x for the nine months ended September 30, 2021 (see our discussion under the heading Adjusted EBITDA including a reconciliation to our net income). Giving effect to significant acquisitions, financings, disposals and payoffs on an annualized basis, our consolidated net debt to Annualized Adjusted EBITDA ratio is approximately 4.8x for the three months ended September 30, 2021 ($ in thousands):

Consolidated Total Debt	$1,285,287
Less: cash and cash equivalents	(48,393)
Consolidated Net Debt	$1,236,894

Adjusted EBITDA	$66,364
Annualizing Adjustment	199,092
Annualized impact of recent investments, disposals and payoffs	(7,915)
$257,541

Consolidated Net Debt to Annualized Adjusted EBITDA	4.8x

Interest Rate Swap Agreements

To mitigate our exposure to interest rate risk, we have the following interest rate swap contracts in place to hedge against floating rates on our bank term loans as of September 30, 2021 ($ in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value (Liability)
March 2019	December 2021	2.22%	1-month LIBOR	$100,000	$(533)
March 2019	December 2021	2.21%	1-month LIBOR	$100,000	$(537)
June 2019	December 2021	1.61%	1-month LIBOR	$150,000	$(567)
June 2019	December 2021	1.63%	1-month LIBOR	$50,000	$(191)

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

Supplemental Guarantor Financial Information

The Company’s $950.0 million bank credit facility, unsecured private placement term loans due January 2023 through January 2027 with an aggregate principal amount of $400.0 million, and 2031 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by each of the Company’s subsidiaries, except for certain excluded subsidiaries (“Guarantors”). The Guarantors are either owned, controlled or are affiliates of the Company.

The following tables present summarized financial information for the Company and the Guarantors, on a combined basis after eliminating (i) intercompany transactions and balances among the guarantor entities and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor ($ in thousands):

As of
September 30, 2021
Real estate properties, net	$2,069,802
Other assets, net	449,453
Note receivable due from non-guarantor subsidiary	81,383
Totals assets	$2,600,638

Debt	$1,190,787
Other liabilities	75,271
Total liabilities	$1,266,058

Noncontrolling interest	$442

Nine Months Ended
September 30, 2021
Revenues	$202,825
Interest revenue on note due from non-guarantor subsidiary	3,484
Expenses	(135,525)
Loss from equity method investee	(2,274)
Gains on sales of real estate	26,426
Loss on early retirement of debt	(451)
Net income	$94,485
Net income attributable to NHI and the subsidiary guarantors	$94,350

Equity

At September 30, 2021 we had 45,850,599 shares of common stock outstanding with a market value of $2.5 billion. Equity on our Condensed Consolidated Balance Sheet totaled $1.5 billion.

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

The following table summarizes dividends declared by the Board of Directors or paid during the nine months ended September 30, 2021 and 2020:

Nine Months Ended September 30, 2021
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
December 15, 2020	December 31, 2020	January 29, 2021	$1.1025
March 12, 2021	March 31, 2021	May 7, 2021	$1.1025
June 3, 2021	June 30, 2021	August 6, 2021	$0.90
August 6, 2021	September 30, 2021	November 5, 2021	$0.90

Nine Months Ended September 30, 2020
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
November 7, 2019	December 31, 2019	January 31, 2020	$1.05
February 19, 2020	March 31, 2020	May 8, 2020	$1.1025
June 15, 2020	June 30, 2020	August 7, 2020	$1.1025
September 14, 2020	September 30, 2020	November 6, 2020	$1.1025

On November 5, 2021, the Board of Directors declared a $0.90 per share dividend to common stockholders of record on December 31, 2021, payable on January 31, 2022.

At-the-Market (ATM) Equity Program - We maintain an ATM program which allows us to sell our common stock directly into the market. During the nine months ended September 30, 2021, we sold 661,951 common shares through the ATM program with an average price of $73.62, resulting in net proceeds of approximately $47.9 million. We intend to use the proceeds from any further activity under the ATM program for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under our credit facility.

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

The balance secured by the Deed and Indenture is $15.5 million at September 30, 2021. By terms of the resident loan assumption agreement, during the term of the lease (seven years with two renewal options), Timber Ridge OpCo is to indemnify Timber Ridge PropCo for any repayment by Timber Ridge PropCo of these liabilities under the guarantee. As a result of the subordination agreement mentioned above and Timber Ridge OpCo’s indemnity guarantee, no liability has been recorded for the resident loan obligation.

As described in Note 2 to the condensed consolidated financial statements, our leases, mortgages and other notes receivable with certain unconsolidated entities represent variable interests in those enterprises. However, because we do not control these entities, nor do we have any role in their day-to-day management, we are not their primary beneficiary and therefore do not consolidate their financial statements. Except as discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, under Contractual Obligations and Contingent Liabilities, we have no further material obligations arising from our transactions with these entities, and we believe our maximum exposure to loss at September 30, 2021, due to this involvement would be limited to our contractual commitments and contingent liabilities and the amount of our current investments with them, as detailed further in the notes to the condensed consolidated financial statements. As of September 30, 2021, we furnished no direct support to any of these entities.

Contractual Obligations and Contingent Liabilities

As of September 30, 2021, our contractual payment obligations were as follows ($ in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt, including interest[1]	$1,391,198	$145,330	$515,067	$232,506	$498,295
Development commitments	9,699	9,699	—	—	—
Loan commitments	91,065	43,173	47,892	—	—
	$1,491,962	$198,202	$562,959	$232,506	$498,295
1 Interest is calculated based on the weighted average interest rate of outstanding debt balances as of September 30, 2021. The calculation also includes a facility fee of 0.20%.

Commitments and Contingencies

The following tables summarize information as of September 30, 2021 related to our outstanding commitments and contingencies which are more fully described in the notes to the condensed consolidated financial statements ($ in thousands):

	Asset Class	Type	Total	Funded	Remaining
Loan Commitments:
LCS Sagewood Note A	SHO	Construction	$118,800	$(109,220)	$9,580
Bickford Senior Living	SHO	Construction	42,900	(34,791)	8,109
41 Management	SHO	Construction	22,200	(14,405)	7,795
Senior Living Communities	SHO	Revolving Credit	20,000	(9,909)	10,091
41 Management	SHO	Construction	10,800	(9,071)	1,729
Timber Ridge OpCo	SHO	Working Capital	5,000	—	5,000
Watermark Retirement	SHO	Working Capital	5,000	(4,131)	869
Montecito Medical Real Estate	MOB	Mezzanine Loan	50,000	(2,108)	47,892
			$274,700	$(183,635)	$91,065

See Note 7 to our condensed consolidated financial statements for further details of our loan commitments. As provided above, loans funded do not include the effects of discounts or commitment fees.

The credit loss liability for unfunded loan commitments was $1.2 million as of September 30, 2021 and is estimated using the same methodology as for our funded mortgage and other notes receivable based on the estimated amount that we expect to fund.

	Asset Class	Type	Total	Funded	Remaining
Development Commitments:
Woodland Village	SHO	Renovation	$7,515	$(7,425)	$90
Senior Living Communities	SHO	Renovation	9,930	(9,930)	—
Discovery Senior Living	SHO	Renovation	900	(900)	—
Watermark Retirement	SHO	Renovation	6,500	(3,000)	3,500
Navion	SHO	Renovation	3,650	—	3,650
Other	SHO	Various	2,850	(391)	2,459
			$31,345	$(21,646)	$9,699

In addition to the commitments listed above, Discovery PropCo has committed to Discovery for funding up to $2.0 million toward the purchase of condominium units located at one of the facilities, of which $1.0 million has been funded as of September 30, 2021.

	Asset Class	Total	Funded	Remaining
Contingencies (Lease Inducements):
Timber Ridge OpCo	SHO	$10,000	$—	$10,000
Comfort Care Senior Living	SHO	6,000	—	6,000
Wingate Healthcare	SHO	5,000	—	5,000
Navion Senior Solutions	SHO	4,850	(1,500)	3,350
Discovery Senior Living	SHO	4,000	—	4,000
Ignite Medical Resorts	SNF	2,000	—	2,000
Sante Partners	SHO	2,000	—	2,000
		$33,850	$(1,500)	$32,350

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

In June 2018, East Lake Capital Management LLC and certain related entities, including Regency (for three assisted living facilities in Tennessee, Indiana and North Carolina) (“East Lake”), filed suit against NHI in Texas seeking injunctive and declaratory relief and unspecified monetary damages. NHI responded with counterclaims and filed motions requesting the immediate appointment of a receiver and for pre-judgment possession. Resulting from these claims and counterclaims, on December 6, 2018, the parties entered into an agreement resulting in Regency vacating the facilities in December 2018. On September 22, 2021, all parties entered into an agreement whereby NHI is entitled to receive $0.4 million, due in the fourth quarter of 2021, to settle all claims for this matter. We will recognize the settlement amount as other income when it is received. In addition, we had approximately $0.3 million in liabilities recorded related to the facilities subject to the litigation that was reversed and recognized in “Interest and other income” during the third quarter of 2021.

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

Funds From Operations - FFO

Our FFO per diluted common share for the nine months ended September 30, 2021 decreased $0.67 or 15.9% over the same period in 2020 due primarily to the effects of the COVID-19 pandemic, partially offset by new investments completed since September 2020. FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and applied by us, is net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, impairments of real estate, and real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures, if any. The Company’s computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or have a different interpretation of the current NAREIT definition from that of the Company; therefore, caution should be exercised when comparing our Company’s FFO to that of other REITs. Diluted FFO assumes the exercise of stock options and other potentially dilutive securities.

Our Normalized FFO per diluted common share for the nine months ended September 30, 2021 decreased $0.68 or 16.1% over the same period in 2020 due primarily to the effects of the COVID-19 pandemic, partially offset by new investments completed since September 2020. Normalized FFO excludes from FFO certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to, impairment of non-real estate assets, gains and losses attributable to the acquisition and disposition of non-real assets and liabilities, and recoveries of previous write-downs.

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

Funds Available for Distribution - FAD

Our Normalized FAD for the nine months ended September 30, 2021 decreased $17.2 million or 9.50% over the same period in 2020 due primarily to the effects of the COVID-19 pandemic, partially offset by new investments completed since September 2020. In addition to the adjustments included in the calculation of Normalized FFO, Normalized FAD excludes the impact of any straight-line lease revenue, amortization of the original issue discount on our senior unsecured notes, amortization of debt issuance costs, non-cash stock based compensation, as well as certain non-cash items related to our equity method investment.

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

The following table reconciles net income, the most directly comparable GAAP metric, to FFO, Normalized FFO and Normalized FAD and is presented for both basic and diluted weighted average common shares ($ in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income attributable to common stockholders	$30,814	$42,595	$105,327	$147,986
Elimination of certain non-cash items in net income:
Depreciation	20,035	20,836	61,499	62,126
Depreciation related to noncontrolling interests	(210)	(210)	(629)	(567)
Gains on sales of real estate, net	(19,941)	—	(26,426)	(21,007)
Impairment of real estate	22,462	—	22,462	—
NAREIT FFO attributable to common stockholders	53,160	63,221	162,233	188,538
Loss on early retirement of debt	—	—	451	—
Non-cash write-off of straight-line rent receivable	—	—	—	380
Recognition of unamortized note receivable commitment fees	(375)	—	(375)	—
Litigation settlement	(266)	—	(266)	—
Normalized FFO attributable to common stockholders	52,519	63,221	162,043	188,918
Straight-line lease revenue, net	(3,798)	(5,086)	(12,189)	(15,861)
Straight-line lease revenue, net, related to noncontrolling interests	20	29	65	81
Amortization of lease incentives	252	250	774	735
Amortization of original issue discount	80	102	214	303
Amortization of debt issuance costs	556	871	1,849	2,156
Amortization related to equity method investment	268	537	1,324	535
Straight-line lease expense related to equity method investment	11	31	56	82
Note receivable credit loss expense	(37)	(193)	1,134	1,002
Non-cash stock-based compensation	989	457	7,427	2,772
Equity method investment capital expenditures	(105)	(105)	(315)	(315)
Equity method investment non-refundable fees received	418	156	1,179	330
Normalized FAD attributable to common stockholders	$51,173	$60,270	$163,561	$180,738

BASIC
Weighted average common shares outstanding	45,850,599	44,661,650	45,668,762	44,641,748
NAREIT FFO attributable to common stockholders per share	$1.16	$1.42	$3.55	$4.22
Normalized FFO attributable to common stockholders per share	$1.15	$1.42	$3.55	$4.23

DILUTED
Weighted average common shares outstanding	45,851,424	44,662,403	45,689,091	44,643,514
NAREIT FFO attributable to common stockholders per share	$1.16	$1.42	$3.55	$4.22
Normalized FFO attributable to common stockholders per share	$1.15	$1.42	$3.55	$4.23

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

The following table reconciles net income, the most directly comparable GAAP metric, to Adjusted EBITDA ($ in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020		2021		2020
Net income	$30,849	$42,661		$105,462		$148,148
Interest expense	12,715	12,892		38,528		40,589
Franchise, excise and other taxes	244	164		709		553
Depreciation	20,035	20,836		61,499		62,126
NHI’s share of EBITDA adjustments for unconsolidated entities	678	652		2,164		652
Note receivable credit loss expense	(37)	(193)		1,134		1,002
Gains on sales of real estate, net	(19,941)	—		(26,426)		(21,007)
Loss on early retirement of debt	—	—		451		—
Impairment of real estate	22,462	—		22,462		—
Recognition of unamortized note receivable commitment fees	(375)	—		(375)		—
Litigation settlement	(266)	—	-266000	(266)	-266000	—
Non-cash write-off of straight-line rent receivable	—	—		—		380
Adjusted EBITDA	$66,364	$77,012		$205,342		$232,443

Interest expense at contractual rates	$10,234	$10,129		$31,055		$33,701
Interest rate swap payments, net	1,851	1,778		5,448		4,519
Principal payments	92	308		276		917
Fixed Charges	$12,177	$12,215		$36,779		$39,137

Fixed Charge Coverage	5.4x	6.3x		5.6x		5.9x

For all periods presented, EBITDA reflects GAAP interest expense, which excludes amounts capitalized during the period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At September 30, 2021, we were exposed to market risks related to fluctuations in interest rates on on our mortgage and other notes receivable (excludes $400.0 million of variable-rate debt that has been hedged through interest-rate swap contracts). The unused portion ($550.0 million at September 30, 2021) of our revolving credit facility, should it be drawn upon, is subject to variable rates.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. As of September 30, 2021, we had no outstanding variable rate debt exposed to interest rate risk through December 2021, at which time our remaining hedges expire.

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

The following table sets forth certain information with respect to our debt ($ in thousands):

	September 30, 2021			December 31, 2020
	Balance[1]	% of total	Rate[2]	Balance[1]	% of total	Rate[2]
Fixed rate:
Convertible senior notes - unsecured	$—	—%	—%	$60,000	4.0%	3.25%
Private placement term loans - unsecured	400,000	30.9%	4.15%	400,000	26.6%	4.15%
Senior notes - unsecured	400,000	30.9%	3.00%	—	—%	—%
Bank term loans - unsecured	400,000	30.9%	3.23%	340,000	22.6%	3.27%
Fannie Mae term loans - secured, non-recourse	95,077	7.3%	3.93%	95,354	6.3%	3.94%
Revolving credit facility - unsecured	—	—%	—%	60,000	4.0%	2.81%
Variable rate:
Bank term loans - unsecured	—	—%	1.11%	310,000	20.7%	1.77%
Revolving credit facility - unsecured	—	—%	—%	238,000	15.8%	1.34%
	$1,295,077	100.0%	3.50%	$1,503,354	100.0%	2.91%

[1] Differs from carrying amount due to unamortized discounts and loan costs.
[2] Total is weighted average rate

The unsecured bank term loans in the table above reflect the effect of $400.0 million notional amount interest rate swaps with maturities in December 2021 that effectively convert variable rate debt to fixed rate debt. These loans bear interest at LIBOR plus a spread, currently a blended 128 bps, based on our ratings-based LIBOR margin.

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects on fair value (“FV”) assuming a parallel shift of 50 bps in market interest rates for a contract with similar maturities as of September 30, 2021 ($ in thousands):

	Balance	Fair Value[1]	FV reflecting change in interest rates
Fixed rate:			-50 bps	+50 bps
Private placement term loans - unsecured	$400,000	$406,430	$412,319	$400,653
Senior notes	400,000	375,190	390,961	360,115
Fannie Mae loans	95,077	95,297	96,889	93,733
[1] The change in fair value of our fixed rate debt was due primarily to the overall change in interest rates.

At September 30, 2021, the fair value of our mortgage and other notes receivable, discounted for estimated changes in the risk-free rate, was approximately $301.1 million. A 50 basis-point increase in market rates would decrease the estimated fair value of our mortgage and other loans by approximately $7.2 million, while a 50 basis point decrease in such rates would increase their estimated fair value by approximately $3.9 million.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures. As of September 30, 2021, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities and Exchange Act of 1934, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2021.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2018, East Lake Capital Management LLC and certain related entities, including Regency (for three assisted living facilities in Tennessee, Indiana and North Carolina) (“East Lake”), filed suit against NHI in Texas seeking injunctive and declaratory relief and unspecified monetary damages. NHI responded with counterclaims and filed motions requesting the immediate appointment of a receiver and for pre-judgment possession. Resulting from these claims and counterclaims, on December 6, 2018, the parties entered into an agreement resulting in Regency vacating the facilities in December 2018. On September 22, 2021, all parties entered into an agreement whereby NHI is entitled to receive $0.4 million, due in the fourth quarter of 2021, to settle all claims for this matter. We will recognize the settlement amount as other income when it is received. In addition, we had approximately $0.3 million in liabilities recorded related to the facilities subject to the litigation that was reversed and recognized in “Interest and other income” during the third quarter of 2021.

Item 1A. Risk Factors.

During the nine months ended September 30, 2021, there were no material changes to the risk factors that were disclosed in Item 1A of National Health Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

10.1	Third Amendment to Master Lease (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated August 25, 2021)
10.2	Fourth Amendment to Master Lease (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated October 6, 2021)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date:	November 8, 2021	/s/ D. Eric Mendelsohn
D. Eric Mendelsohn
President and Chief Executive Officer
(duly authorized officer)

Date:	November 8, 2021	/s/ John L. Spaid
John L. Spaid
Chief Financial Officer
(Principal Financial Officer)