Form 10-K
period 2021-12-31
NATIONAL HEALTH INVESTORS INC
filed 2022-02-22
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	_____________	to	_____________

Commission File Number 001-10822
National Health Investors Inc
(Exact name of registrant as specified in its charter)

Maryland		62-1470956
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

222 Robert Rose Drive
Murfreesboro	Tennessee	37129
(Address of principal executive offices)		(Zip Code)

(615)	890-9100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	NHI	New York Stock Exchange
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

            .

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

The aggregate market value of shares of common stock held by non-affiliates on June 30, 2021 (based on the closing price of these shares on the New York Stock Exchange) was approximately $2,937,844,000. There were 45,850,599 shares of the registrant’s common stock outstanding as of February 14, 2022.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2022 annual meeting of stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Form 10-K.

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

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of factors including, but not limited to, the following:

*    Actual or perceived risks associated with public health epidemics or outbreaks, such as the Coronavirus (“COVID-19”) pandemic, have had and are expected to continue to have a material adverse effect on our business and results of operations;

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

*    We are exposed to risks related to governmental regulations and payors, principally Medicare and Medicaid, and the effect of changes to government regulation or reimbursement rates on our tenants’ and borrowers’ business;

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

*    We may be exposed to operational risks with respect to our proposed senior housing operating portfolio (“SHOP”) structured communities;

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

*    We depend on the ability to continue to qualify for taxation as a real estate investment trust for U.S. federal income tax purposes (a “REIT”);

*    Complying with REIT requirements may cause us to forego otherwise attractive acquisition opportunities or liquidate otherwise attractive investments, which could materially hinder our performance;

* Our ownership of and relationship with any taxable REIT subsidiaries (“TRSs”) that we have formed or will form will be limited and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax;

*    Legislative, regulatory, or administrative changes could adversely affect us or our security holders;

*    We have ownership limits in our charter with respect to our common stock and other classes of capital stock which may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or might otherwise be in the best interests of our stockholders; and

*    We are subject to certain provisions of Maryland law and our charter and bylaws that could hinder, delay or prevent a change in control transaction, even if the transaction involves a premium price for our common stock or our stockholders believe such transaction to be otherwise in their best interests.

See the notes to the annual audited consolidated financial statements, and “Business” and “Risk Factors” under Item 1 and Item 1A herein for a further discussion of these and of other factors that could cause our future results to differ materially from any forward-looking statements. You should carefully consider these risks before making any investment decisions in the

Company. These risks and uncertainties are not the only ones facing the Company. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition, results of operations, or cash flows could be materially and adversely affected. In that case, the trading price of our common stock could decline and you may lose part or all of your investment. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. Given these risks and uncertainties, we can give no assurance that these forward-looking statements will, in fact, occur and, therefore, caution investors not to place undue reliance on them.

ITEM 1. BUSINESS

General

National Health Investors, Inc., established in 1991 as a Maryland corporation, is a self-managed REIT specializing in sale-leaseback, joint venture, mortgage and mezzanine financing of need-driven and discretionary senior housing and medical facility investments. Our portfolio consists of real estate investments in independent living facilities, assisted living facilities, entrance-fee communities, senior living campuses, skilled nursing facilities and a specialty hospital. We fund our real estate investments primarily through: (1) operating cash flow, (2) debt offerings, including bank lines of credit and term debt, both unsecured and secured, and (3) the sale of equity securities.

At December 31, 2021, we had investments in real estate and mortgage and other notes receivable involving 212 facilities located in 33 states. These investments involve 136 senior housing properties, 75 skilled nursing facilities, and one hospital, excluding ten properties classified as assets held for sale. These investments consisted of properties with an original cost of approximately $2.9 billion, rented under primarily triple-net leases to 31 lessees, and $305.2 million aggregate carrying value of mortgage and other notes receivable, excluding an allowance for expected credit losses of $5.2 million, due from ten borrowers.

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

COVID-19 Pandemic

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - COVID-19 Pandemic.

Sources of Revenues

Our revenues are derived primarily from rental income and mortgage and other notes receivable interest income. During 2021, rental income was $271.0 million (90.7%) and interest income from mortgages and other notes receivable was $27.7 million (9.3%) of total revenue of $298.7 million, a decrease of 10.2% from 2020. Our revenues depend on the operating success of our tenants and borrowers whose source and amount of revenues are determined by (i) the licensed beds or other capacity of the facility, (ii) their occupancy rate, (iii) the extent to which the services provided at each facility are utilized by the residents and patients, (iv) the mix of private pay, Medicare and Medicaid patients, and (v) the rates paid by private payors and by the Medicare and Medicaid programs.

Classification of Properties in our Portfolio

We classify all of the properties in our portfolio as either senior housing or medical properties. Because our leases represent different underlying revenue sources and result in differing risk profiles, we further classify our senior housing communities as either need-driven (assisted living facilities and senior living campuses) or discretionary (independent living facilities and entrance-fee communities).

Senior Housing

As of December 31, 2021, our portfolio included 125 senior housing properties (“SHO”) leased to operators and mortgage loans secured by 11 SHOs. The SHOs in our portfolio are either need-driven or discretionary for end users and consist of independent living facilities, assisted living facilities, senior living campuses, and entrance-fee communities, which are more fully described below.

Need-Driven Senior Housing

Assisted Living Facilities. As of December 31, 2021, our portfolio included 81 assisted living facilities (“ALF”) leased to operators and mortgage loans secured by nine ALFs. ALFs are free-standing facilities that provide basic room and board functions for elderly residents. As residents typically receive assistance with activities of daily living such as bathing, grooming, administering medication and memory care services, we consider these facilities to be need-driven senior housing. On-site staff personnel are available to assist in minor medical needs on an as-needed basis. Operators of ALFs are typically paid from private sources without assistance from government. ALFs may be licensed and regulated in some states, but generally do not require the issuance of a Certificate of Need (“CON”) as required for skilled nursing facilities (“SNF”).

Senior Living Campuses. As of December 31, 2021, our portfolio included 11 senior living campuses (“SLC”) leased to operators. SLCs contain one or more buildings that include skilled nursing beds combined with an independent or assisted living facility that provides basic room and board functions for elderly residents. They may also provide assistance to residents with activities of daily living such as bathing, grooming and administering medication. On-site staff personnel are available to assist in minor medical needs on an as-needed basis. As the decision to transition to a senior living campus is typically more than a lifestyle choice and is usually driven by the need to receive some moderate level of care, we consider this facility type to be need-driven. Operators of SLCs are typically paid from private sources and from government programs such as Medicare and Medicaid for skilled nursing residents.

Discretionary Senior Housing

Independent Living Facilities. As of December 31, 2021, our portfolio included 22 independent living facilities (“ILF”) leased to operators. ILFs offer specially designed residential units for active senior adults and provide various ancillary services for their residents including restaurants, activity rooms and social areas. Services provided by ILF operators are generally paid from private sources without assistance from government payors. ILFs are generally, but not always, unlicensed facilities and do not require the issuance of a CON as required for SNFs. As ILFs typically do not provide assistance with activities of daily living, we consider the decision to transition to an ILF to be discretionary.

Entrance-Fee Communities. As of December 31, 2021, our portfolio included 11 entrance-fee communities (“EFC”) leased to operators and mortgage loans secured by two EFCs. Entrance-fee communities, frequently referred to as continuing care retirement communities (“CCRC”), typically include a combination of detached cottages, an ILF, an ALF and a SNF on one campus. These communities appeal to residents because there is no need to relocate when health and medical needs change. EFCs are classified as either Type A, B, or C depending upon the amount of healthcare benefits included in the entrance fee. “Type A” EFCs, or “Lifecare” communities, such as the Sagewood community, which secures one of our mortgage loans, and Timber Ridge, held by us since January 31, 2020 in a joint venture, include substantially all future healthcare costs in the payment of an entrance fee and thereafter payment of a set service fee paid monthly. The Entrance Fee is divided into a refundable and non-refundable portion depending upon the resident’s chosen contract program. The service fee is determined at the time of move-in into an independent living (“IL”) unit and is subject to certain inflation-based adjustments regardless of the resident’s future care needs. A resident must move into an IL unit initially and not require care at the time of move-in. Thereafter the resident’s care requirements from assisted living to memory care to skilled nursing are provided for. Communities providing a modified healthcare contract offering access to skilled nursing care but only paying for a maximum number of days are referred to as “Type B” EFCs. Finally, “Type C” EFCs, the type which is indicative of ten communities in our lease portfolio and one community securing a mortgage loan, are fee-for-service communities which do not provide any healthcare benefits and correspondingly have the lowest entrance fees. However, monthly fees may be higher to reflect the current healthcare components delivered to each resident. EFC licensure is state-specific, but generally skilled nursing beds included in our EFC portfolio are subject to state licensure and regulation. As the decision to transition to an EFC is typically made as a lifestyle choice and not as the result of a pressing medical concern, we consider the decision to transition to an EFC to be discretionary. Accordingly, the predominant source of revenue for operators of EFCs is from private payor sources.

Medical

As of December 31, 2021, our portfolio included 73 medical facilities leased to operators and mortgage loans secured by three medical facilities. The medical facilities within our portfolio consist of SNFs and a specialty hospital, which are more fully described below.

Skilled Nursing Facilities. As of December 31, 2021, our portfolio included 72 SNFs leased to operators and mortgage loans secured by three SNFs. SNFs provide some combination of skilled and intermediate nursing and rehabilitative care, including speech, physical and occupational therapy. As the decision to utilize the services of a SNF is typically made as the result of a pressing medical concern, we consider this to be a need-driven medical facility. The operators of the SNFs receive payment from a combination of private pay sources and government payors such as Medicaid and Medicare. SNFs are required to obtain state licenses and are highly regulated at the federal, state and local level. Operators in 11 of the 13 states in which we own SNFs must obtain a CON from the state before opening or expanding such facilities. Some SNFs also include assisted living beds.

Hospitals. As of December 31, 2021, our portfolio included one hospital (“HOSP”) leased to an operator. Hospitals provide a wide range of inpatient and outpatient services, including acute psychiatric, behavioral and rehabilitation services, and are subject to extensive federal, state and local legislation and regulation. Hospitals undergo periodic inspections regarding standards of medical care, equipment and hygiene as a condition of licensure. Services provided by hospitals are generally paid for by a combination of private pay sources and government payors. As the decision to utilize the services of a hospital is typically made as the result of a pressing medical concern, we consider this to be a need-driven medical facility.

Medical Office Building. As of December 31, 2021, our portfolio included no medical office buildings (“MOB”). Historically, our investment strategy has included owning and leasing MOBs whose tenants are primarily physicians and other medical practitioners. As the decision to utilize the services of an MOB is typically made as the result of a pressing medical concern, we consider this to be a need-driven medical facility. The MOB differs from conventional office buildings due to the special requirements of the tenants.

Nature of Investments

Our investments are typically structured as acquisitions of properties through purchase-leaseback transactions, acquisitions of properties from other real estate investors, loans or operations through structures allowed by the REIT Investment Diversification Empowerment Act of 2007 (“RIDEA”). We have provided construction loans for certain facilities for which we were already committed to provide long-term financing or for which the operator agreed to enter into a purchase option and lease with us upon completion of construction or after the facility is stabilized. The annual interest rates on our mortgage, construction and mezzanine loans ranged between 6.5% and 9.5% during 2021. We believe our lease and loan terms are competitive within our peer group. Typical characteristics of these transactions are as follows:

Leases. Our leases generally have an initial leasehold term of 10 to 15 years with one or more five-year tenant renewal options. The leases are “triple net leases” under which the tenant is responsible for the payment of all taxes, utilities, insurance premiums, repairs and other charges relating to the operation of the properties, including required levels of capital expenditures each year. The tenant is obligated at its expense to keep all improvements, fixtures and other components of the properties covered by “all risk” insurance in an amount equal to at least the full replacement cost thereof, and to maintain specified minimum personal injury and property damage insurance, protecting us as well as the tenant. The leases also require the tenant to indemnify and hold us harmless from all claims resulting from the use, occupancy and related activities of each property by the tenant, and to indemnify us against all costs related to any release, discovery, clean-up and removal of hazardous substances or materials, or other environmental responsibility with respect to each facility.

Most of our existing leases contain annual escalators in rent payments. For financial statement purposes, rental income is recognized on a straight-line basis over the term of the lease where the lease contains fixed escalators. Certain of our operators hold purchase options allowing them to acquire properties they currently lease from NHI. When present, tenant purchase options generally give the lessee an option to purchase the underlying property for consideration determined by (i) a sliding base dependent upon the extent of appreciation in the property plus a specified proportion of any appreciation; (ii) our acquisition costs plus a specified proportion of any appreciation; or (iii) our acquisition costs plus a profit floor plus a specified proportion of any appreciation. Where stipulated above, appreciation may be established by independent appraisal.

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

We monitor our triple-net lessee credit quality and identify any material changes by performing the following activities:

•Obtaining financial statements on a monthly, quarterly and annual basis to assess the operational trends of our tenants and the financial position and capability of those tenants
•Calculating the operating cash flow for each of our tenants
•Calculating the lease service coverage ratio and other ratios pertinent to our tenants
•Obtaining property-level occupancy rates for our tenants
•Verifying the payment of real estate taxes by our tenants
•Obtaining certificates of insurance for each tenant
•Obtaining reviewed or audited financial statements of our lessee corporate guarantors on an annual basis, if applicable
•Conducting a periodic inspection of our properties to ascertain proper maintenance, repair and upkeep
•Monitoring those tenants with indications of continuing and material deteriorating credit quality through discussions with our executive management and Board of Directors

Mortgage loans. We have mortgage loans with original maturities generally greater than five years, with varying amortization schedules from interest-only to fully-amortizing. Most of the loans are at a fixed interest rate; however, some interest rates increase based on a fixed schedule. In most cases, the owner of the facility is committed to make minimum annual capital expenditures for the purpose of maintaining or upgrading their respective facility. Additionally, most of our loans are collateralized by first or second mortgage liens and corporate or personal guarantees. As of December 31, 2021, we have seven mortgage loans bearing interest ranging from 7% to 8.25%.

Mezzanine loans. Frequently in situations calling for temporary financing or when our borrowers’ in-place lending arrangements prohibit the extension of mortgage security, we typically extend credit based on corporate and/or personal guarantees. These mezzanine loans sometimes combine with an NHI purchase option covering the subject property. As of December 31, 2021, we have six mezzanine loans with interest rates that range from approximately 6.5% to 9.5%.

Construction loans. From time to time, we also provide construction loans that become mortgage loans upon the completion of the construction of the subject facility. We may also obtain a purchase option to acquire the facility at a future date and lease the facility back to the operator. During the term of the construction loan, funds are usually advanced pursuant to draw requests made by the borrower in accordance with the terms and conditions of the loan. Interest is typically assessed on these loans at rates equivalent to the eventual mortgage rate upon conversion. In addition to the security of the lien against the property, we will generally require additional security and collateral in the form of either payment and performance completion bonds or completion guarantees by the borrower’s parent, affiliates of the borrower or one or more of the individuals who control the borrower. As of December 31, 2021, we have eight construction loans bearing interest ranging from 7.25% to 9%.

Other notes receivable. We have provided a revolving line of credit to a borrower involved in the senior housing industry who has provided personal and business guarantees as security that bears interest at a variable rate. As of December 31, 2021, this rate was 7.52%.

RIDEA Transactions. Our arrangement with an affiliate of Life Care Services, which we completed in January 2020, is structured to be compliant with the provisions of RIDEA, which permits NHI to receive rent payments through a triple-net lease between a property company owned by NHI and an operating company owned by a TRS of NHI and gives NHI the opportunity to capture additional value on the improving performance of the operating company through distributions to a Taxable REIT Subsidiary (“TRS”). Accordingly, the TRS holds our 25% equity interest in an unconsolidated operating company, and provides an organizational structure that allows the TRS to engage in a broad range of activities and share in revenues that would otherwise be non-qualifying income under the REIT gross income tests. The TRS is subject to state and federal income taxes.

Proposed Senior Housing Operating Portfolio (“SHOP”) Structure. The Company is in the process of transferring 15 ILFs previously part of the Holiday Retirement (“Holiday”) portfolio into two separate joint ventures. These transactions are expected to be completed in the first half of 2022. If these transactions are completed, these properties will be operated by two third-party property managers. However, NHI will own the operations of the ILFs and could be required to consolidate all resident revenues, facility operating expenses, assets and liabilities of the independent living operations. If implemented, the SHOP structure will be a new line of business for NHI. These joint ventures will be structured to comply with REIT requirements and will be structured to utilize the TRS for activities that would otherwise be non-qualifying for REIT purposes. The SHOP structure will give us direct exposure to the risks and benefits of the operations of the communities. The third-party property managers will manage our communities in exchange for the receipt of a management fee, and as such, we will not be directly exposed to the credit risk of the property managers in the same manner or to the same extent as we are to our triple-net tenants. However, we will rely on the property managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our communities efficiently and effectively. We will also rely on the property managers to set appropriate resident fees and otherwise operate our communities in compliance with the terms of our management agreements and all applicable laws and regulations.

Operator Composition

For the year ended December 31, 2021, approximately 24% of our portfolio revenue was from publicly owned operators, 59% was from regional operators, 14% was from privately owned national chains and 3% was from smaller operators. Tenants which individually provided more than 3% and collectively 72% of our total revenues were (in alphabetical order): Bickford Senior Living (“Bickford”); Chancellor Health Care; Discovery Senior Living (“Discovery”); Health Services Management; Holiday; Life Care Services; National HealthCare Corporation (“NHC”); Senior Living Communities (“Senior Living”); Senior Living Management; and The Ensign Group. We make reference to the parent company whenever we describe our business with these tenants, their subsidiaries and/or affiliates regardless of the specific subsidiary entity indicated on the lease or loan documents.

Tenant Concentration

The following table contains information regarding tenant concentration in our portfolio, including properties classified as held for sale, $2.6 million for our corporate office and a credit loss reserve balance of $5.2 million, based on the percentage of revenues for the years ended December 31, 2021, 2020 and 2019 related to tenants or affiliates of tenants, that exceed 10% of total revenue ($ in thousands):

	As of December 31, 2021			Revenues[1]
	Asset	Real	Notes	For the Year Ended December 31,
	Class	Estate[2]	Receivable	2021		2020		2019

Senior Living	EFC	$573,631	$42,266	$50,726	17%	$50,734	15%	$48,450	15%
NHC	SNF	171,188	—	37,735	12%	37,820	11%	38,131	12%
Bickford	ALF	490,308	40,599	34,599	12%	49,451	15%	56,210	17%
Holiday[3]	ILF	377,735	—	N/A	N/A	40,705	12%	40,459	13%
All others, net	Various	1,414,475	222,297	164,017	55%	144,448	44%	129,033	41%
Escrow funds received from tenants
for property operating expenses	Various	—	—	11,638	4%	9,653	3%	5,798	2%
		$3,027,337	$305,162	$298,715		$332,811		$318,081

1 Includes interest income on notes receivable
2 Amounts reflect gross investment and include four Bickford properties held for sale and one Holiday property held for sale.
3 Below 10% for year ended December 31, 2021, as such revenues are included in All others, net

At December 31, 2021, the two states in which we had an investment concentration of 10% or more were South Carolina (11.6%) and Texas (10.3%). At December 31, 2020, the two states in which we had an investment concentration of 10% or more were South Carolina (10.9%) and Texas (10.5%).

Senior Living - As of December 31, 2021, we leased ten retirement communities totaling 2,068 units to Senior Living. The 15-year master lease, which began in December 2014, contains two five-year renewal options and provides for an annual escalator of 3%. Straight-line rent of $2.5 million, $4.3 million and $4.9 million and interest revenue of $3.2 million, $3.0 million and $3.0 million were recognized from Senior Living for the years ended December 31, 2021, 2020 and 2019, respectively.

We provided a $20.0 million revolving line of credit whose borrowings are to be used primarily to finance construction projects within the Senior Living portfolio, including building additional units. No more than $10.0 million may be used to meet general working capital needs. Beginning January 1, 2023, availability under the revolver reduces to $15.0 million. The revolver matures in December 2029 at the time of lease maturity. At December 31, 2021, the $9.6 million outstanding under the facility bears interest at 7.52% per annum, the prevailing 10-year U.S. Treasury rate plus 6%.

In June 2019, we provided a mortgage loan of $32.7 million to Senior Living for the acquisition of a 248-unit continuing care retirement community in Columbia, South Carolina. The financing is for a term of five years with two one-year extensions and carries an interest rate of 7.25%. Additionally, the loan conveys to NHI a purchase option at a stated minimum price of $38.2 million, subject to adjustment for market conditions.

In July 2020, Senior Living repaid two fully drawn mezzanine loans of $12.0 million and $2.0 million, respectively. The purpose of the mezzanine loans were to partially fund construction of a 186-unit senior living campus on Daniel Island in South Carolina, which opened in April 2018. The loans bore interest, payable monthly, at a 10% annual rate.

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

The 1991 lease expiration is December 31, 2026. There are two additional five-year renewal options, each at fair rental value as negotiated between the parties and determined without including the value attributable to any improvements to the leased property voluntarily made by NHC at its expense. Under the terms of the 1991 lease, the base annual rental is $30.8 million and rent escalates by 4% of the increase, if any, in each facility’s revenue over a 2007 base year. The 2013 lease provides for a base annual rental of $3.5 million and has a lease expiration of August 2028. Under the terms of the 2013 lease, rent escalates 4.0% of the increase, if any, in each facility’s revenue over the 2014 base year. For both the 1991 lease and the 2013 lease, we refer to this additional rent component as “percentage rent.” During the last three years of the 2013 lease, NHC will have the option to purchase the facilities for $49.0 million. Total percentage rent of $3.5 million, $3.7 million, and $4.0 million was recognized for the years ended December 31, 2021, 2020 and 2019, respectively.

Two of our board members, including our chairman, are also members of NHC’s board of directors. As of December 31, 2021, NHC owned 1,630,642 shares of our common stock.

Bickford - As of December 31, 2021, we leased 38 facilities, excluding four facilities classified as assets held for sale, under four master leases to Bickford Senior Living. Lease maturity dates range from 2023 through 2033. Straight-line rent of $1.7 million, $2.8 million and $4.5 million and interest revenue of $4.2 million, $2.8 million and $3.5 million were recognized from Bickford for the years ended December 31, 2021, 2020 and 2019, respectively. As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations- COVID-19 Pandemic,” we granted an aggregate amount of $18.3 million and $5.9 million in lease concessions to Bickford in 2021 and 2020, respectively, as a result of the COVID-19 pandemic.

During the second quarter of 2021, we sold to affiliates of Bickford a portfolio of six properties that were being leased to Bickford for a purchase price of $52.9 million. We received approximately $39.9 million in cash consideration upon sale and originated a second mortgage note receivable for the remaining purchase price of $13.0 million. A gain was not recognized related to the $13.0 million second mortgage note receivable, which is discussed in more detail in Note 4 to the consolidated financial statements. We recorded a gain upon completion of this transaction totaling approximately $3.6 million representing the excess of the $39.9 million cash consideration received over the net book value of the assets sold of $34.5 million and the write off of straight-line rents receivable of approximately $1.9 million. Rental income from this portfolio was $1.6 million, $5.6 million $5.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Bickford Construction Loans

As of December 31, 2021, we had commitments of $42.9 million in three construction loans to Bickford. At December 31, 2021, we had funded $36.7 million toward these commitments. The construction loans are secured by first mortgage liens on substantially all real and personal property as well as a pledge of any and all leases or agreements which may grant a right of use to the property. Usual and customary covenants extend to the agreements, including the borrower’s obligation for payment of insurance and taxes. NHI has a fair market value purchase option on the properties at stabilization of the underlying operations. On these development projects, Bickford, as borrower, is entitled to up to $2.0 million per project in incentives based on the achievement of predetermined operational milestones and, if funded, will increase NHI's future purchase price and eventual NHI lease payment.

We also have a term note of $4.0 million to Bickford. The note, due February 2025, bears interest at 7%, began amortizing on a twenty-five-year basis in January 2021. See Note 3. Real Estate Properties and Investments, 2020 Asset Dispositions, to our consolidated financial statements for more information.

Holiday - As of December 31, 2021, we leased 16 ILFs, excluding one property classified as assets held for sale, to Holiday. The master lease, which matures in 2035, provides for annual lease escalators beginning November 1, 2020, with a floor of 2% and a ceiling of 3%. Straight-line rent of $5.3 million, $6.5 million, and $6.6 million was recognized from the Holiday lease for the years ended December 31, 2021, 2020 and 2019, respectively. Our tenant operates the facilities pursuant to a management agreement with Atria Senior Living.

During 2021, we sold nine properties in two separate transactions that were leased to Holiday with an aggregate net book value of $124.0 million for total cash consideration of $120.8 million, and incurred transaction costs of $1.0 million. We recognized a gain of approximately $1.9 million associated with the sale of a portfolio of eight properties and an impairment of approximately $4.6 million associated with the sale of one property. Rental income from these properties was $6.3 million for the year ended December 31, 2021 and $10.6 million for both the years ended December 31, 2020 and 2019, respectively.

On July 30, 2021, Welltower completed the acquisition of a portfolio of legacy Holiday properties from Fortress Investment Group and a new agreement with Atria Senior Living to assume operations of the Holiday portfolio. These transactions resulted in a Welltower-controlled subsidiary becoming the tenant under our existing master lease for the NHI-owned Holiday real estate assets. We have received no rent due under the master lease for these facilities since this change in tenant ownership occurred. Accordingly, we have placed the tenant on cash basis and filed suit against Welltower, Inc. and certain subsidiaries for default under the master lease. Rent due but uncollected and unrecognized for the year ended December 31, 2021, excluding penalties and interest, totaled $11.4 million. At December 31, 2021, we have a lease deposit of $8.8 million. Refer to Note 8. Commitments and Contingencies in the consolidated financial statements for more detail. We continue to explore all remedies available to us under the master lease and related agreements to execute a timely termination of the master lease and transition of the facilities to new operators or managers that will generate cash flows to the Company from our investments in these properties.

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

As of December 31, 2021, we had working capital and construction loan commitments to seven operators for $274.7 million, of which we had funded $199.4 million toward these commitments. As of December 31, 2021, $37.6 million of the funding obligation is payable within 12 months with the remaining commitment due between three to five years.

As of December 31, 2021, we had $31.3 million of development commitments for construction and renovation for ten properties of which we had funded $23.5 million toward these commitments, with the remaining amount payable within 12 months. In addition to these commitments, one of our consolidated noncontrolling interest real estate partnerships, discussed more fully in Note 2 to the consolidated financial statements, has committed to funding up to $2.0 million for the purchase of condominium units located at one of the facilities of which $1.0 million had been funded.

As of December 31, 2021, we had $33.9 million of contingent lease inducement commitments in seven lease agreements which are generally based on the performance of facility operations and may or may not be met by the tenant. At December 31, 2021, we had funded $1.5 million toward these commitments.

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

Environmental Matters

We believe that integrating environmental and sustainability initiatives into our strategic business objectives will contribute to our long-term success and to the success of our tenants by enhancing the quality of life of the residents of the facilities. Listed below are some of the highlights of our efforts to promote environmental sustainability at our properties and with our tenants.

•We provide our triple net lease operators capital improvement allowances for the redevelopment, expansions and renovations at our properties which may include energy efficient improvements like LED lighting and low emission carpeting, recycled materials and solar power;
•We provide our development partners with capital to build new state-of-the-art properties with energy efficient components and design features;
•We obtain Phase I environmental and Phase 2 reports if warranted as part of our due diligence procedures when acquiring properties and attempt to avoid buying real estate with known environmental contamination;
•Strive for efficiency and sustainability in our corporate headquarters, participate in a recycling program, and encourage our employees to reduce, reuse and recycle waste. Our document retention practices strive to reduce paper usage and encourage electronic file sharing; and
•We purchase carbon offsets to balance against the emissions that we produce in our low rise, stand alone corporate headquarters.

We are also subject to environmental risks and regulations in our business. See “– Government Regulation – Environmental Regulation” below; “Item 1A. Risk Factors – We are exposed to risks related to environmental laws and the costs associated with liabilities related to hazardous substances” and “– We are subject to risks of damage from catastrophic weather and other natural or man-made disasters and the physical effects of climate change” for a description of the risks and regulations associated with environmental matters.

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

As of December 31, 2021, we had 19 full-time employees and one part-time employee, with no change in number from December 31, 2020. Of those employees, 18 are located in the Murfreesboro, Tennessee office, one is located in Colorado, and one in Texas. The tenure of our current employees includes five who have been with the Company for over five years, and six who have been with the Company over ten years. Two of our employees have been with the Company over 20 years. We have no employees subject to a collective bargaining agreement. We empower our employees and reinforce our corporate culture through onboarding, annual diversity, anti-discrimination and security awareness training, and social and team-building events. Additionally, the Company conducts annual leadership training for senior management and coaching for its emerging leaders. We actively support charitable organizations within our community that promote health education and social well-being, and we encourage our employees to personally volunteer with organizations that are meaningful to them. We consider our employee relations to be good.

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

Government Regulation

Overview. Our tenants and borrowers that operate SNFs, nursing homes, hospitals, SLCs, ALFs and EFCs are typically subject to extensive and complex federal, state and local healthcare laws and regulations, including those relating to Medicare and Medicaid reimbursement, fraud and abuse, licensure and certification, privacy and security of health information and other personal data, CON, appropriateness and classification of care, and the operation of healthcare facilities. In addition, many of our tenants and borrowers that operate ILFs may be subject to state licensing, and all of our properties are subject to environmental regulations related to real estate. We expect that the healthcare industry, in general, will continue to face increased regulation and pressure in these and other areas. These laws and regulations are wide-ranging, vary across jurisdictions, and are administered by several government agencies. Further, these laws and regulations are subject to change, enforcement practices may evolve, and it is difficult to predict the impact of new laws and regulations. Our tenants may find it increasingly difficult and costly to operate within this complex and evolving regulatory environment. Noncompliance with applicable laws and regulations may result in the imposition of civil and criminal penalties that could adversely affect the operations and financial condition of tenants or borrowers, which in turn may adversely affect us. The following is a brief discussion of certain laws and regulations applicable to certain of our tenants and borrowers and, in certain cases, to us.

Licensure and Certification. Various licenses, certifications and permits are required to operate SNFs, ALFs, EFCs, hospitals and, to a lesser degree, ILFs, to dispense narcotics, to handle radioactive materials and to operate equipment. Licensure and certification may be conditioned on requirements related to, among other things, the quality of medical care provided, qualifications of the operator’s administrative personnel and clinical staff, adequacy of the physical plant and equipment, capital and other expenditures, record keeping, dietary services, and patient rights. The Centers for Medicare & Medicaid Services (“CMS”) has issued additional requirements for certain healthcare facilities in response to the COVID-19 pandemic, including requirements to test SNF staff and residents for COVID-19 and to report COVID-19 data to the Centers for Disease Control and Prevention (“CDC”). Licensed facilities are generally subject to periodic inspections by regulators to determine compliance with applicable licensure and certification standards. Further, some states have established requirements for facility spending, for example requiring nursing homes to spend a certain percentage of revenue on direct care for residents. Sanctions for failure to comply with these laws and regulations include (but are not limited to) loss of licensure and ability to participate in the Medicare, Medicaid, and other government healthcare programs, suspension of or non-payment for new admissions, fines, as well as potential criminal penalties. The failure of any tenant or borrower to comply with such laws and regulations could affect its ability to operate its facility or facilities and could adversely affect such tenant’s or borrower’s ability to make lease or debt payments to us. In addition, if we have to replace a tenant, we may experience difficulties in finding a replacement because our ability to replace the tenant may be affected by federal and state laws governing changes in control and ownership.

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

Medicare is a federal health insurance program for persons age 65 and over, some disabled persons, and persons with end-stage renal disease. Medicare generally covers SNF services for beneficiaries who require skilled nursing or therapy services after a qualifying hospital stay. Medicare Part A generally pays a per diem rate for each beneficiary. The reimbursement rates are set forth under a prospective payment system (“PPS”), an acuity-based classification system that uses nursing and therapy indexes, adjusted by additional factors such as geographic differences in wage rates, to calculate per diem rates for each Medicare beneficiary. The Medicare Part A payment rates cover most services to be provided to a beneficiary for a limited benefit period, including room and board, skilled nursing care, therapy, and medications. CMS updates Medicare payment rates annually. For fiscal year 2022, which started October 1, 2021, CMS estimates that payments to SNFs under the SNF PPS will increase by $410.0 million, or 1.2%, compared to fiscal year 2021.

CMS has implemented policies intended to shift Medicare to value-based payment methodologies that tie reimbursement to quality of care rather than quantity. For example, effective October 1, 2019, CMS implemented the Patient Driven Payment Model (“PDPM”). This payment methodology classifies beneficiaries into payment groups based on clinical factors using diagnosis codes rather than by volume of services. In addition, under the SNF Quality Reporting Program, CMS requires SNFs to report certain quality data, and SNFs that fail to do so are subject to payment reductions. Under the SNF Value-Based Purchasing Program, CMS reduces SNF Medicare payments by 2 percentage points, and redistributes the majority of these funds as incentive payments based on SNF quality measure performance. As a result of the COVID-19 pandemic, CMS implemented a measure suppression policy for the SNF Value-Based Purchasing Program for federal fiscal year 2022, intended to mitigate the effect that performance measures impacted by COVID-19 would otherwise have on performance scores and incentive payments.

From time to time, HHS revises the reimbursement systems used to reimburse healthcare providers. For example, the Improving Medicare Post-Acute Care Transformation Act of 2014 (“IMPACT Act”) requires HHS, in conjunction with the Medicare Payment Advisory Commission, to propose a unified post-acute care payment model by 2023. A unified post-acute care payment system would pay post-acute care providers, including SNFs, under a single framework according to a patient’s characteristics, rather than based on the post-acute care setting where the patient receives treatment.

Medicaid is a medical assistance program for eligible needy persons that is funded jointly by federal and state governments. Medicaid programs are operated by state agencies under plans approved by the federal government. Reimbursement methodologies, eligibility requirements and covered services vary from state to state. In many instances, revenues from Medicaid programs are insufficient to cover the actual costs incurred in providing care to patients, particularly in nursing facilities. Outside of the government response to the COVID-19 pandemic, budgetary pressures have, in recent years, resulted in decreased spending, or decreased spending growth, for Medicaid programs in many states. Changes in federal policy and funding may be an additional source of uncertainty. The need to control Medicaid expenditures may be exacerbated by the increased enrollment in Medicaid resulting from the COVID-19 pandemic. Budgetary pressures are expected to continue in the future, and many states are actively seeking ways to reduce Medicaid spending, including for nursing home and assisted living care, by methods such as capitated payments, reductions in reimbursement rates, and increased enrollment in managed Medicaid plans. Some states and managed care plans are pursuing alternatives to institutional care, such as home-based and community services. Several of the states in which we have investments have actively sought to reduce or slow the increase of Medicaid spending for care in nursing homes and other settings.

In addition to reimbursement pressures and changes in governmental healthcare programs, healthcare facilities are experiencing increasing pressure from private payors attempting to control healthcare costs. In some cases, private payors rely on governmental reimbursement systems to determine reimbursement rates. Changes to Medicare and Medicaid that reduce payments under these programs may negatively impact payments from private payors. We cannot make any assessment as to the ultimate timing or the effect that any future reforms may have on our tenants’ and borrowers’ costs of doing business and on the amount of reimbursement by government and other third-party payors. There can be no assurance that future payment rates for either government or private payors will be sufficient to cover potential cost increases in providing services to patients. Any changes in government or private payor reimbursement policies that reduce payments to levels that are insufficient to cover the cost of providing patient care could adversely affect the operating revenues of tenants and borrowers in our properties that rely on such payments, and thereby adversely affect their ability to make their lease or debt payments to us.

Federal Response to COVID-9 Pandemic. In response to the COVID-19 pandemic, Congress enacted a series of economic stimulus and relief measures through the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Paycheck Protection Program and Health Care Enhancement Act (“PPPHCE Act”), Consolidated Appropriations Act, 2021 (“CAA”) and the American Rescue Plan Act of 2021 (“ARPA”). In total, the CARES Act, the PPPHCE Act, and the CAA authorize $186 billion in funding to be distributed to healthcare providers through the Public Health and Social Services Emergency Fund (“Provider Relief Fund”). These funds are intended to reimburse eligible providers for healthcare-related expenses or lost revenues attributable to COVID-19. Recipients are not required to repay Provider Relief Fund payments as long as they attest to and comply with certain terms and conditions, including reporting requirements, limitations on balance billing, and not using Provider Relief Fund payments to reimburse expenses or losses that other sources have or are obligated to reimburse.

A number of our tenants and borrowers have received grants under the CARES Act and related laws; however, there are uncertainties regarding the extent to which our tenants and borrowers will receive any additional funds from the Provider Relief Fund, the financial impact of receiving such funds on their operations or financial condition, and whether such tenants and borrowers will be able to meet the compliance requirements associated with the funds.

The CARES Act and related legislation include other provisions offering financial relief, for example suspending Medicare sequestration payment adjustments from May 1, 2020, through March 31, 2022, which would have otherwise reduced payments to Medicare providers by 2% as required by the Budget Control Act of 2011, but also extending sequestration through 2030. Congress reduced the sequestration adjustment to 1% from April 1 through June 30, 2022, and the adjustment will return to 2% on July 1, 2022. Reductions set for 2030 were increased to up to 3%. As a result of the ARPA’s impact on the federal budget deficit, an additional Medicare payment reduction of up to 4% was required to take effect in January 2022. However, Congress has delayed implementation of this reduction until 2023.

In addition to offering economic relief to individuals and businesses, the CARES Act and related legislation include provisions intended to expand coverage of COVID-19 testing and preventative services, address healthcare workforce needs, ease restrictions on telehealth services, and ease other legal and regulatory burdens on healthcare providers. Some of the legislative and regulatory measures allowing for flexibility in delivery of care and various financial supports for healthcare providers are available only for the duration of the public health emergency (“PHE”) declared by the U.S. Department of Health and Human Services (“HHS”) in response to the COVID-19 pandemic. The current HHS declaration expires April 16, 2022, but may be renewed by the HHS Secretary for successive 90-day periods for as long as the emergency continues to exist or terminated when the Secretary determines the PHE no longer exists.

There is still a high degree of uncertainty surrounding the implementation of the CARES Act and related legislation, and the PHE continues to evolve. Federal and state governments and local health authorities continue to impose, or are re-imposing, measures intended to limit the spread of COVID-19 and to mitigate the burden on the healthcare system. For example, CMS issued an interim final rule in November 2021 that will require COVID-19 vaccinations for workers in certain Medicare- and Medicaid-certified providers and suppliers, including hospitals and long term care facilities such as SNFs. Our borrowers and tenants have been and will continue to be impacted by the health and economic effects of COVID-19.

Fraud and Abuse. Participants in the healthcare industry are subject to various complex federal and state civil and criminal laws and regulations governing a wide array of healthcare provider referrals, relationships and arrangements. These laws include: (i) federal and state false claims acts, which generally prohibit providers from filing false claims or making false statements to receive payment from Medicare, Medicaid or other federal or state healthcare programs; (ii) federal and state anti-kickback and fee-splitting statutes, including the federal Anti-Kickback Statute, which prohibits the payment or receipt of any consideration in exchange for referral of Medicare and Medicaid patients; (iii) federal and state physician self-referral laws, including the federal prohibition commonly referred to as the Stark Law, which generally prohibit referrals by physicians to entities for designated health services (which include hospital inpatient and outpatient services and some of the services provided in SNFs) with which the physician or an immediate family member has a financial relationship; and (iv) the federal Civil Monetary Penalties Law, which requires a lower burden of proof than other fraud and abuse laws. These laws and regulations subject violators to severe penalties, including exclusion from the Medicare and Medicaid programs, denial of Medicare and Medicaid payments, punitive sanctions, fines and even prison sentences. They are enforced by a variety of federal, state and local agencies, and can also be enforced by private litigants through, among other things, federal and state false claims acts, which allow private litigants to bring qui tam or “whistleblower” actions. In recent years, both federal and state governments have significantly increased investigation and enforcement activity to detect and punish wrongdoers.

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

Privacy and Security. Privacy and security regulations issued pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) restrict the use and disclosure of individually identifiable health information (“protected health information”), provide for individual rights, require safeguards for protected health information and require notification of breaches of unsecure protected health information. Entities subject to HIPAA include health plans, healthcare clearinghouses, and most healthcare providers (including some of our tenants and borrowers). Business associates of these entities who create, receive, maintain or transmit protected health information are also subject to certain HIPAA provisions. Violations of HIPAA may result in substantial civil and/or criminal fines and penalties. The costs to the business or, for an operator of a healthcare property, associated with developing and maintaining programs and systems to comply with data privacy and security laws, defending against privacy and security related claims or enforcement actions and paying any assessed fines can be substantial. Moreover, such costs could have a material adverse effect on the ability of an operator to meet its obligations to us. Breaches of unsecured protected health information and other violations of HIPAA may have other material adverse consequences including material loss of business, regulatory enforcement, substantial legal liability and reputational harm.

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

Tax Regulation

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and since our formation, have filed our U.S. federal income tax return as a REIT. We believe that we have met the requirements for qualification as a REIT since our initial REIT election in 1991, and we expect to qualify as such for each of our taxable years. Our qualification and taxation as a REIT depends upon our ability to meet on a continuing basis, through actual annual operating results, the various qualification tests and organizational requirements imposed under the Internal Revenue Code, including qualification tests based on NHI’s assets, income, distributions and stock ownership. Provided we qualify for taxation as a REIT, we generally will not be required to pay U.S. federal corporate income taxes on our REIT taxable income that is currently distributed to our stockholders. This treatment substantially eliminates the “double taxation” that ordinarily results from investment in a C corporation. We will, however, be required to pay U.S. federal income tax in certain circumstances.

The sections of the Internal Revenue Code relating to qualification and operation as a REIT, and the U.S. federal income taxation of a REIT and its stockholders, are highly technical and complex. Some of the requirements depend upon actual operating results, distribution levels, diversity of stock ownership, asset composition, source of income and record keeping. Accordingly, while we intend to continue to qualify to be taxed as a REIT, the actual results of our operations for any particular year might not satisfy these requirements for qualification and taxation as a REIT. Accordingly, no assurance can be given that the actual results of our operation for any particular taxable year will satisfy such requirements. Further, the anticipated U.S. federal income tax treatment may be changed, perhaps retroactively, by legislative, administrative or judicial action at any time.

To qualify as a REIT, we must elect to be treated as a REIT, and we must meet various (a) organizational requirements, (b) gross income tests, (c) asset tests, and (d) annual dividend requirements.

Organizational Requirements

The Internal Revenue Code defines a REIT as a corporation, trust or association:

(1) that is managed by one or more trustees or directors;

(2) the beneficial ownership of which is evidenced by transferable shares, or by transferable certificates of beneficial interest;

(3) that would otherwise be taxable as a domestic corporation, but for Sections 856 through 859 of the Internal Revenue Code;

(4) that is neither a financial institution nor an insurance company to which certain provisions of the Internal Revenue Code apply;

(5) the beneficial ownership of which is held by 100 or more persons;

(6) during the last half of each taxable year, not more than 50% in value of the outstanding stock of which is owned, directly or constructively, by five or fewer individuals, as defined in the Internal Revenue Code to also include certain entities; and

(7) which meets certain other tests regarding the nature of its income and assets.

We believe that we have been organized and have operated in a manner that has allowed us, and will continue to allow us, to satisfy conditions (1) through (7) inclusive, during the relevant time periods, and we intend to continue to be organized and operate in this manner. However, qualification and taxation as a REIT depend upon our ability to meet the various qualification tests imposed under the Internal Revenue Code, including through actual operating results, asset composition, distribution levels and diversity of stock ownership. Accordingly, no assurance can be given that we will be organized or will be able to operate in a manner so as to qualify or remain qualified as a REIT.

Income Test

We must satisfy two gross income tests annually to maintain our qualification as a REIT.

First, at least 75% of our gross income for each taxable year (excluding gross income from prohibited transactions) must consist of defined types of income that we derive, directly or indirectly, from investments relating to real property or mortgages on real property or qualified temporary investment income. Qualifying income for purposes of that 75% gross income test generally includes:

•rents from real property;
•interest on debt secured by mortgages on real property, or on interests in real property (including interest on an obligation secured by a mortgage on both real property and personal property if the fair market value of the personal property does not exceed 15% of the total fair market value of all the property securing the obligation);
•dividends or other distributions on, and gain from the sale of, shares in other REITs;
•gain from the sale of real estate assets; and
•income derived from the temporary investment of new capital that is attributable to the issuance of our shares of beneficial interest or a public offering of our debt with a maturity date of at least five years and that we receive during the one year period beginning on the date on which we received such new capital.

Second, in general, at least 95% of our gross income for each taxable year (excluding gross income from prohibited transactions) must consist of income that is qualifying income for purposes of the 75% gross income test, other types of interest and dividends, gain from the sale or disposition of stock or securities or any combination of these.

Asset Test

To maintain our qualification as a REIT, we also must satisfy the following asset tests at the end of each quarter of each taxable year:

•First, at least 75% of the value of our total assets must consist of: (a) cash or cash items, including certain receivables, (b) government securities, (c) real estate assets, including interests in real property, leaseholds and options to acquire real property and leaseholds, (d) interests in mortgages on real property (including an interest in an obligation secured by a mortgage on both real property and personal property if the fair market value of the personal property does not exceed 15% of the total fair market value of all the property securing the obligation) or on interests in real property, (e) stock in other REITs, (f) debt instruments issued by publicly offered REITs (i.e., REITs which are required to file annual and periodic reports with the SEC under the Securities Exchange Act), (g) personal property leased in connection with real property to the extent that rents attributable to such personal property do not exceed 15% of the total rent received under the lease and are treated as “rents from real property”; and (h) investments in stock or debt instruments during the one year period following our receipt of new capital that we raise through equity offerings or offerings of debt with at least a five year term;

•Second, of our investments not included in the 75% asset class, the value of our interest in any one issuer’s securities may not exceed 5% of the value of our total assets;

•Third, we may not own more than 10% of the voting power or value of any one issuer’s outstanding securities;

•Fourth, no more than 20% of the value of our total assets may consist of the securities of one or more TRSs;

•Fifth, no more than 25% of the value of our total assets may consist of the securities of TRSs and other non-TRS taxable subsidiaries and other assets that are not qualifying assets for purposes of the 75% asset test; and

•Sixth, no more than 25% of our total assets may consist of debt instruments issued by publicly offered REITs that qualify as “real estate assets” only because of the express inclusion of “debt instruments issued by publicly offered REITs” in the definition of “real estate assets”.

Distribution Requirements

Each taxable year, we must distribute dividends, other than capital gain dividends, to our stockholders in an aggregate amount not less than: the sum of (a) 90% of our “REIT taxable income,” computed without regard to the dividends-paid deduction or our net capital gain or loss, and (b) 90% of our after-tax net income, if any, from foreclosure property, minus the sum of certain items of non-cash income.

Taxable REIT Subsidiary

A REIT may directly or indirectly own stock in a TRS. A TRS may be any corporation in which we directly or indirectly own stock and where both NHI and the subsidiary make a joint election to treat the corporation as a TRS, in which case it is treated separately from us and will be subject to U.S. federal corporate income taxation. Our stock, if any, of a TRS is not subject to the 10% or 5% asset tests. Instead, the value of all TRSs owned by us cannot exceed 20% of the value of our assets. We currently own all of the membership interests of NHI-SS TRS, LLC, a TRS and may form additional TRSs in the future.

We also lease “qualified health care properties” on an arm’s-length basis to a TRS (or subsidiary thereof) and the property is operated on behalf of such subsidiary by a person who qualifies as an “independent contractor” and who is, or is related to a person who is, actively engaged in the trade or business of operating health care facilities for any person unrelated to us or our TRS. Generally, the rent that we receive from our TRS in such structures will be treated as “rents from real property.”

If we lose our status as a REIT (currently or with respect to any tax years for which the statute of limitations has not expired), we will face serious tax consequences that will substantially reduce the funds available to satisfy our obligations, to implement our business strategy and to make distributions to our stockholders for each of the years involved because:

•We would be subject to U.S. federal income tax at the regular corporate rate applicable to regular C corporations on our taxable income, determined without reduction for amounts distributed to stockholders;

•We would not be required to make any distributions to stockholders, and any dividends to stockholders would be taxable as ordinary income to the extent of our current and accumulated earnings and profits (which may be subject to tax at preferential rates to individual stockholders)

•Unless we are entitled to relief under statutory provisions, we could not elect to be subject to tax as a REIT for four taxable years following the year during which we were disqualified.

In the event we are no longer required to pay dividends to maintain REIT status, this could adversely affect the value of our common stock. See “Risks Related to Our Status as a REIT”.

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

During 2021, we made commitments to fund new investments in real estate and loans totaling approximately $120.5 million. In making new investments, we consider such factors as (i) the geographic area and type of property, (ii) the location, construction quality, condition and design of the property, (iii) the current and anticipated cash flow and its adequacy to meet operational needs, and lease or mortgage obligations to provide a competitive income return to our investors, (iv) the growth, tax and regulatory environments of the communities in which the properties are located, (v) occupancy and demand for similar facilities in the same or nearby communities, (vi) the quality, experience and creditworthiness of the management operating the facilities located on the property and (vii) the mix of private and government-sponsored residents. There can be no assurances that investments meeting our standards regarding these attributes will be found or closed. Our intention is to make investments in properties with substantial, long-term potential. However, we may choose to sell properties if they no longer meet our investment objectives.

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

The COVID-19 pandemic has had a negative impact and is expected to continue to have a negative impact on the business and results of operations of the operators of our properties and on the Company. Although vaccines for the COVID-19 virus are widely available in the United States, COVID-19 cases remain high in some areas, and the disease continues to result in a significant number of hospitalizations. According to the Centers for Disease Control and Prevention, older adults and people with certain underlying medical conditions are at higher risk for serious illness and death from COVID-19.

Revenues for the operators of our properties are significantly impacted by occupancy. Building occupancy rates at several of our properties has decreased significantly because of COVID-19 as a result of early resident move-outs, our operators’ delays in accepting new residents due to quarantines or otherwise, and potential occupants’ postponement of moving to a senior housing facility. Such decreased occupancy is likely to continue in 2022. A decrease in occupancy or increase in costs is likely to have a material adverse effect on the ability of our operators to meet their financial and other contractual obligations to us, including the payment of rent, as well as on our results of operations. In addition, actions our operators take to address COVID-19 are expected to materially increase their operating costs, including costs related to enhanced health and safety precautions and increased retention and recruitment labor costs among other measures, which could have a material adverse effect on the ability of our operators to meet their financial and other contractual obligations to us, including the payment of rent. In some cases, we have had to, and may continue to have to, write-off unpaid rental payments, incur lease accounting charges due to the uncollectibility of rental payments and/or restructure our operators’ long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place. Furthermore, infections at our facilities could lead to material increases in litigation costs for which our operators, or possibly we, may be liable.

The federal, state and local governments have implemented or announced assistance programs in connection with COVID-19 that have benefited or in the future may benefit certain of our operators, but such government assistance may be insufficient to offset the downturn in business of our operators. In addition, federal and state governments and local health authorities continue to impose, or are re-imposing, measures intended to limit the spread of COVID-19 and to mitigate the burden on the healthcare system, but that could increase operating costs for our tenants and borrowers. For example, CMS issued an interim final rule in November 2021 that will require COVID-19 vaccinations for workers in most Medicare- and Medicaid-certified providers and suppliers, including hospitals and long term care facilities such as SNFs. This vaccine mandate may result in heightened labor challenges for our tenants and borrowers.

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

The continuation of, or any increase in the severity of, the COVID-19 pandemic is likely to continue to have a material adverse effect on our business and results of operations. The extent to which COVID-19 will continue to impact our business and results of operations will depend on future developments related to the pandemic, which continues to evolve. It is difficult to predict the duration and severity of the pandemic, including whether there will be increases in the number of COVID-19 cases where we have properties, the impact and efficacy of actions taken to contain COVID-19 and the acceptance and distribution of effective medical treatments and vaccines (including additional doses of vaccines).

Risks Related to Our Tenants and Borrowers

We depend on the operating success of our tenants and borrowers for collection of our lease and note payments.

Revenues for the operators of our properties are primarily driven by occupancy and Medicare, Medicaid and private payor reimbursement. Revenues from government reimbursement have, and may continue to, come under pressure due to reimbursement cuts resulting from federal and state budget shortfalls and constraints. Periods of weak economic growth in the U.S. which affect housing sales, investment returns and personal incomes may adversely affect senior housing occupancy rates. An oversupply of senior housing real estate may also apply downward pressure to the occupancy rates our operators receive. Expenses for the facilities are driven by the costs of labor, food, utilities, taxes, insurance and rent or debt service. Liability insurance and staffing costs continue to increase for our operators. Historically low unemployment has created significant wage pressure for our operators. To the extent any decrease in revenues and/or any increase in operating expenses results in a property not generating enough cash to make scheduled payments to us, our revenues, net income and funds from operations would be adversely affected. Such events and circumstances would cause us to evaluate whether there was an impairment of the real estate or mortgage loan that should be charged to earnings. Such impairment would be measured as the amount by which the carrying amount of the asset exceeded its fair value. Consequently, we might be unable to maintain or increase our current dividend and the market price of our stock may decline.

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

The successful performance of our real estate investments is materially dependent on the financial stability of our tenants/operators. For the year ended December 31, 2021, approximately 41% of our total revenue is generated by three tenants, including Senior Living (17%), and NHC (12%) and Bickford (12%). As previously disclosed, on July 30, 2021, Welltower completed the acquisition of a portfolio of legacy Holiday properties from Fortress Investment Group and entered into a new agreement with Atria Senior Living to assume operations of the Holiday portfolio. These transactions resulted in a Welltower-controlled subsidiary becoming the tenant under our existing master lease for the NHI-owned Holiday real estate assets. We have received no rent due under the master lease for these facilities since the change in tenant ownership occurred. Accordingly, we will only recognize revenues from this tenant when cash is received. Rent due but uncollected and unrecognized for 2021, excluding penalties and interest, totaled $11.4 million. Payment defaults or a decline in the operating performance by these or other tenants/operators could materially and adversely affect our business, financial condition and results of operations and our ability to pay expected dividends to our stockholders. In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. Further, we may not be able to re-lease the property for the rent previously received, or at all, or lease terminations may cause us to sell the property at a loss. The result of any of the foregoing risks could materially and adversely affect our business, financial conditions and results of operations and our ability to make distributions to our stockholders.

We are exposed to risks related to governmental regulations and payors, principally Medicare and Medicaid, and the effect of changes to government regulation or reimbursement rates on our tenants’ and borrowers’ business.

Our tenants and borrowers are subject to complex federal, state and local laws and regulations relating to governmental healthcare programs. See “Item 1. Business - Government Regulation.” Regulation of the healthcare industry generally has intensified over time both in the number and type of regulations and in the efforts to enforce those regulations. Federal, state and local laws and regulations affecting the healthcare industry include those relating to, among other things, licensure; certification and enrollment with government programs; facility operations; addition or expansion of facilities; services and equipment; allowable costs; the preparation and filing of cost reports; privacy and security of health related and other personal information; prices for services; quality of medical equipment and services; necessity and adequacy of medical care, patient rights, billing and coding for services and properly handling overpayments; maintenance of adequate records; relationships with physicians and other referrals sources and referral recipients; debt collection; communications with patients and consumers; interoperability; and information blocking. If our tenants and borrowers fail to comply with applicable laws and regulations, they may be subject to liabilities including civil penalties, loss of facility licensure, exclusion from participation in the Medicare, Medicaid, and other government healthcare programs, civil lawsuits and criminal penalties. In addition, different interpretations or enforcement of, or changes to, applicable laws and regulations in the future could subject current or past practices to allegations of illegality or impropriety or could require our tenants and borrowers to make changes to their facilities, equipment, personnel, services, and operating expenses If the operations, cash flows or financial condition of our operators and tenants are materially adversely impacted by current or future government regulation, our revenue and operations may be adversely affected as well. More generally, if an operator or tenant defaults on its lease or loan with us, our ability to replace the operator or tenant may be delayed by federal, state, or local approval processes.

Our tenants’ and borrowers’ businesses are also affected by government and private payor reimbursement. Payments from government programs and private payors are subject to statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set-offs, administrative rulings, policy interpretations, payment or other delays by fiscal intermediaries, government funding restrictions (at a program level or with respect to specific facilities) and interruption or delays in payments due to any ongoing governmental investigations and audits at such facilities. In recent years, legislative and regulatory changes have resulted in limitations and reductions in payments for certain services under government programs. For example, as a result of federal deficit reduction initiatives, Medicare reimbursement is subject to automatic, across-the-board spending reductions known as sequestration. Several states face budgetary pressures that have resulted, and will likely continue to result, in reduced Medicaid funding, through such measures as tightening patient eligibility requirements, reducing coverage, and enrolling Medicaid recipients in managed care programs. In addition, CMS may implement changes through new or modified demonstration projects authorized pursuant to Medicaid waivers.

Any reductions in Medicare or Medicaid reimbursement could have an adverse effect on the financial operations of our borrowers and lessees who operate SNFs. Further, reductions in payments under government healthcare programs may negatively impact payments from private payors, as some private payors rely on government payment systems to determine payment rates. There can be no assurance that adequate reimbursement levels will continue to be available for services provided by any facility operator, whether the facility receives reimbursement from Medicare, Medicaid or private payor sources. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on an operator’s liquidity, financial condition and results of operations, which could adversely affect the ability of an operator to meet its obligations to us.

More generally, the legislative and regulatory environment for healthcare products and services is dynamic, and Congress and certain state legislatures have considered or enacted a large number of laws and regulations intended to make major changes in the healthcare system, including laws that affect how healthcare services are delivered and reimbursed. There is uncertainty with regard to whether, when and what health reform initiatives will be adopted in the future and the impact of such reform efforts on providers and other health care industry participants, including our tenants and borrowers.

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

Natural and man-made disasters, including terrorist attacks and acts of nature such as hurricanes, tornados, earthquakes, flooding and wildfires, may cause damage to our properties or business disruption to our tenants and borrowers. These adverse weather and natural or man-made events could cause substantial damage or loss to our properties which could exceed applicable property insurance coverage. Such events could also have a material adverse impact on our tenant’s operations and ability to meet its obligations to us. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected property, as well as anticipated future revenue from that property. Any such loss could materially and adversely affect our business and our financial condition and results of operations.

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

Since January 31, 2020, we have an investment in an unconsolidated entity that is structured to be in compliance with RIDEA. As such, we are exposed to various operational risks with respect to those operating properties that may increase our costs or adversely affect our ability to increase revenues. These risks include fluctuations in resident occupancy, operating expenses, and economic conditions; competition; certification and inspection laws, regulations, and standards; the availability of and increases in cost of general and professional liability insurance coverage; litigation; federal, state and local taxes and regulations; costs associated with government investigations and enforcement actions; the availability and increases in cost of labor; and other risks applicable to any operating business. Any one or a combination of these factors may adversely affect our revenue and operations.

We are subject to risks associated with our joint venture investment with Life Care Services for Timber Ridge, an Entrance Fee CCRC, associated with Type A benefits offered to the residents of the joint venture's Entrance Fee community and related accounting requirements.

Effective January 31, 2020, we entered into a joint venture with Life Care Services (“LCS”) which consists of two parts, Timber Ridge PropCo, which owns the real estate and is owned 80% NHI and 20% LCS, and Timber Ridge OpCo, which operates the property and is owned 25% NHI and 75% LCS. Rents received from the Timber Ridge OpCo in the RIDEA structure are treated as qualifying rents from real property for REIT tax purposes only if (i) they are paid pursuant to a lease of a “qualified healthcare property” and (ii) the operator qualifies as an “eligible independent contractor,” as defined in the Internal Revenue Code. If either of these requirements are not satisfied, then the rents will not be qualifying rents.

As part of acquisition of the real estate, Timber Ridge PropCo accepted the property subject to trust liens previously granted to residents of Timber Ridge. Beginning in 2008, early residents of Timber Ridge executed loans to the then owner/operators backed by liens and entered into a Deed of Trust and Indenture of Trust (the “Deed and Indenture”) for the benefit of the trustee on behalf of all residents who made mortgage loans to the owner/operator in accordance with a resident agreement. The Deed and Indenture granted a security interest in the Timber Ridge property to secure the loans made by the early residents of the property. Subsequent to these early transactions, the practice was discontinued at Timber Ridge. Therefore, the remaining outstanding “old” loans made by the residents are still secured by a security interest in the Timber Ridge property. The trustee for all of the residents who made “old” loans in accordance with the resident agreements entered into a subordination agreement concurrent with Timber Ridge PropCo’s acquisition, pursuant to which the trustee acknowledged and confirmed that the security interests created under the Deed and Indenture were subordinate to any security interests granted in connection with the loan made by NHI to Timber Ridge PropCo. With the periodic settlement of some of the outstanding resident loans in the course of normal entrance-fee community operations by Timber Ridge OpCo, the balance owing on the Deed and Indenture at December 31, 2021 was $15.2 million. By terms of the resident loan assumption agreement, during the term of the lease (seven years with two renewal options), Timber Ridge OpCo is to indemnify Timber Ridge PropCo for any repayment by Timber Ridge PropCo of these liabilities under the guarantee. We cannot give any assurance that these protective measures will completely eliminate any risk to us related to claims under the Deed and Indenture.

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

We may be exposed to operational risks with respect to our proposed Senior Housing Operating Portfolio (“SHOP”) structured communities.

We are in the process of transitioning 15 of our former Holiday properties to be SHOP structured communities with the structuring transactions expected to be completed in the first quarter of 2022. If we develop SHOP structured communities we will be exposed to various operational risks that may increase our costs or adversely affect our ability to generate revenues. As the owner of a property under a SHOP structure, we would be ultimately responsible for all operational risks and other liabilities of the property, other than those arising out of certain actions by our operator, such as gross negligence or willful misconduct. Operational risks include, and our resulting revenues therefore would depend on, among other things: (i) occupancy rates; (ii) rental rates charged to residents; (iii) our operators’ reputations and ability to attract and retain residents; (iv) general economic conditions and market factors that impact seniors which may be exacerbated by the COVID-19 pandemic; (v) competition from other senior housing providers; (vi) compliance with federal, state, local and industry-regulated regulations and standards; (vii) litigation involving our properties or residents, including but not limited to litigation related to COVID-19; (viii) the availability and cost of general and professional liability insurance coverage or increases in insurance policy deductibles; and (ix) the ability to control operating expenses, which have increased, and may continue to increase, due to the COVID-19 pandemic. In addition, the success of our SHOP structured communities will depend largely on our ability to establish and maintain good relationships with our operators. Although the SHOP structure is expected to give us certain oversight approval rights (e.g., budgets, material contracts, etc.) and the right to review operational and financial reporting information, our operators will be ultimately in control of the day-to-day business of the property. As a result, we will have limited rights to direct or influence the business or operations of our properties in the SHOP structure and we will depend on our operators to operate these properties in a manner that complies with applicable law, minimizes legal risk and maximizes the value of our investment. Failure by our operators to adequately manage these risks could have a material adverse effect on our business, results of operations and financial condition.

From time to time, disputes may arise between us and our operators regarding their performance or compliance with the terms of the agreements we have entered into with them , which in turn could adversely affect our results of operations. We will generally attempt to resolve any such disputes through discussions and negotiations; however, if we are unable to reach satisfactory results through discussions and negotiations, we may choose to terminate the applicable agreement, litigate the dispute or submit the matter to third-party dispute resolution, the outcome of which may be unfavorable to us.

In the event that any of the agreements with our operators are terminated, we can provide no assurances that we could find a replacement operator or that any replacement operator will be successful in operating our SHOP structured communities.

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

In 2021, we recorded impairment charges totaling $51.8 million on ten properties of which two were sold during the year. In 2019, we recognized an impairment loss of $2.5 million on two properties.

Risks Related to Our Debt

We may need to refinance existing debt or incur additional debt in the future, which may not be available on terms acceptable to us.

We operate with a policy of incurring debt when, in the opinion of our Board of Directors, it is advisable. Currently, we believe that our current liquidity, availability under our unsecured credit facility, and our capacity to service additional debt will enable us to meet our obligations, including dividends, and continue to make investments in healthcare real estate. While we currently have a low debt ratio, in the future, we may increase our borrowings. In January 2021, we issued $400.0 million in public bonds. The proceeds of this offering were used primarily to pay down our unsecured credit facility and other debt obligations. As a result, as of January 31, 2022 we have approximately $1.3 billion in outstanding indebtedness and approximately $540.0 million available to draw under our unsecured revolving credit facility that matures August 2022. We also have $75.0 million outstanding under a term loan that matures August 2022. We may incur additional debt by borrowing under our unsecured credit facility, mortgaging properties we own and/or issuing debt securities in a public offering or in a private transaction. We believe we will be able to raise additional debt and equity capital at reasonable costs to refinance our existing indebtedness at or prior to its maturity. Our ability to raise reasonably priced capital is not guaranteed. We may be unable to raise reasonably priced capital because of reasons related to our business or for reasons beyond our control, such as market conditions. If our access to capital becomes limited, it could have an impact on our ability to refinance our debt obligations, fund dividend payments, acquire properties and fund acquisition activities.

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

We plan to manage the Company to maintain a capital structure consistent with our current profile, but there can be no assurance that we will be able to maintain our current credit ratings. Moody's Investors Services (“Moody's”) announced on November 5, 2020 that it assigned an investment grade issuer credit rating and a senior unsecured debt rating of Baa3 with a “Negative” outlook to the Company. Fitch Ratings (“Fitch”) reaffirmed its BBB- and “Stable” outlook on the Company on December 9, 2021 and S&P Global Ratings (“S&P Global”) also reaffirmed its BBB- and “Stable” outlook on the Company at November 16, 2021. Any downgrades of ratings or changes to outlooks by any or all of the rating agencies could have a material adverse effect on our cost and availability of capital, which could in turn have a material adverse effect on our results of operations, liquidity, cash flows, the trading/redemption price of our securities and our ability to satisfy our debt service obligations and to pay dividends and distributions to our equity holders.

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

In 2017, the United Kingdom’s Financial Conduct Authority (“FCA”) announced that after 2021 it would no longer compel banks to submit the rates required to calculate the LIBOR. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. On March 5, 2021, the FCA announced USD LIBOR will no longer be published after June 30, 2023. We have a significant number of debt instruments with attributes that are dependent on LIBOR. The transition from LIBOR to an alternative reference rate could have a material adverse effect on our liquidity, financial condition and results of operations.

Risks Related to Our Status as a REIT

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

To qualify as a REIT for U.S. Federal income tax purposes, we (and any subsidiary REIT of ours) must continually satisfy certain tests, including tests concerning the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. To meet these tests, we may be required to forego investments or acquisitions we might otherwise make. Thus, compliance with the REIT requirements may materially hinder our performance.

We believe that the ownership and management of assets in our SHOP structures is in compliance with the REIT requirements; however; application of the REIT rules to such assets is complex, fact dependent and subject to interpretation. There can be no assurances that the IRS will agree with our characterization of these assets and if the IRS were to successfully contend that our SHOP structures do not meet the REIT requirements, all or a portion of the rent that we receive under these structures could be non-qualifying income for purposes of the REIT gross income tests. In such event we may be required to rely on the REIT savings provisions under the Internal Revenue Code, reorganize our SHOP structures, or take such other steps to avoid incurring non-qualifying income, any of which could be at a significant financial cost.

Our ownership of and relationship with any taxable REIT subsidiaries that we have formed or will form will be limited and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation (other than a REIT) of which a TRS directly or indirectly owns securities possessing more than 35% of the total voting power or total value of the outstanding securities of such corporation will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s total assets may consist of stock or securities of one or more TRSs. A domestic TRS will pay U.S. federal, state and local income tax at regular corporate rates on any income that it earns, but as a result of the enactment of the 2017 Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act enacted in March 2020 (the “CARES Act”), net operating loss (“NOL”) carryforwards of TRS losses arising in taxable years beginning after December 31, 2020 may be deducted only to the extent of 80% of TRS taxable income in the carryforward year (computed without regard to the NOL deduction).

Rents received from a TRS in a RIDEA structure are treated as qualifying rents from real property for REIT tax purposes only if (i) they are paid pursuant to a lease of a “qualified healthcare property” and (ii) the operator qualifies as an “eligible independent contractor,” as defined in the Code. If either of these requirements is not satisfied, then the rents will not be qualifying rents. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s length basis. Any domestic TRS that we form will pay U.S. federal, state and local income tax on its taxable income, and its after-tax net income will be available for distribution to us but is not required to be distributed to us unless necessary to maintain our REIT qualification.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

PROPERTIES OWNED OR ASSOCIATED WITH MORTGAGE LOAN INVESTMENTS AS OF DECEMBER 31, 2021 ($ in thousands)
Location	SHO	SNF	HOSP	Investment	Rental Income
South Carolina	6	4	—	$335,584	$31,025
Florida	7	10	—	261,757	26,298
Texas	—	21	—	298,599	27,605
Tennessee	3	16	—	50,792	15,933
Washington	4	—	—	200,018	14,456
California	7	—	—	138,267	8,734
Illinois	13	—	—	196,481	11,162
Connecticut	3	—	—	137,353	12,835
Oregon	7	3	—	114,305	10,675
North Carolina	6	—	—	136,292	11,083
Ohio	6	—	—	108,834	4,537
Georgia	4	—	—	96,014	7,082
Michigan	9	—	—	85,577	4,879
Indiana	10	—	—	111,750	5,726
Iowa	8	—	—	42,179	3,368
Massachusetts	1	4	—	65,838	2,679
Kentucky	—	1	—	2,143	1,311
Oklahoma	2	—	1	96,488	6,297
Maryland	2	—	—	55,902	3,515
Nebraska	3	—	—	28,683	2,500
Virginia	3	1	—	34,196	2,703
Wisconsin	2	1	—	50,721	3,606
New Hampshire	—	3	—	23,688	3,296
Arkansas	2	—	—	49,789	1,994
Alabama	1	2	—	17,260	3,170
Idaho	2	—	—	12,126	1,145
Louisiana	4	—	—	15,000	1,479
Missouri	1	5	—	27,695	2,755
Minnesota	5	—	—	31,110	2,383
Pennsylvania	2	—	—	28,446	1,641
New Jersey	1	—	—	24,380	1,041
Arizona	—	1	—	7,131	1,220
Colorado	1	—	—	7,600	637
	125	72	1	2,891,998	238,770
Corporate office				2,550	—
Rental income from properties sold and held for sale				—	20,641
Escrow funds received from tenants for property operating expenses				—	11,638
				$2,894,548	$271,049

PROPERTIES ASSOCIATED WITH MORTGAGE LOAN INVESTMENTS ($ in thousands)
				Mortgage
Location	SHO	SNF	Investment	Interest
Arizona	1	—	$110,233	$10,164
Florida	1	—	10,000	752
Indiana	3	—	10,366	731
Michigan	1	—	14,700	1,340
South Carolina	1	—	32,700	2,371
Virginia	2	3	26,285	2,073
Wisconsin	2	—	26,643	1,835
	11	3	$230,927	19,266
Other non-mortgage income				8,400
				$27,666

10-YEAR LEASE EXPIRATIONS

The following table provides additional information on our leases which are scheduled to expire based on the maturity date contained in the most recent lease agreement or extension.

			Annualized	Percentage of
	Number	Number	Gross Rent**	Annualized
Year	of Properties	of Units/Beds	($ in thousands)	Gross Rent
2022	11	741	$3,350	1.6%
2023	14	852	13,391	6.3%
2024	2	299	757	0.4%
2025	1	132	537	0.3%
2026	35	4,897	34,140	16.2%
2027	3	602	12,020	5.7%
2028	11	1,094	5,526	2.6%
2029	32	4,416	71,732	33.8%
2030	6	439	3,407	1.6%
2031	45	4,171	42,857	20.3%
Thereafter	38	3,714	23,618	11.2%
				100.0%
**Annualized Gross Rent refers to the amount of lease revenue that our portfolio would have generated in 2021 if all leases were in effect for the twelve-month calendar year, regardless of the commencement date, maturity date, or renewals.
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

East Lake Capital Management , LLC

In June 2018, East Lake Capital Management LLC and certain related entities, including SH-Regency Leasing, LLC (“Regency”) (for three assisted living facilities in Tennessee, Indiana and North Carolina), filed suit against NHI in Texas seeking injunctive and declaratory relief and unspecified monetary damages. NHI responded with counterclaims and filed motions requesting the immediate appointment of a receiver and for pre-judgment possession. Resulting from these claims and counterclaims, on December 6, 2018, the parties entered into an agreement resulting in Regency vacating the facilities in December 2018. On September 22, 2021, all parties entered into an agreement whereby NHI was entitled to receive $0.4 million to settle all claims for this matter. The settlement amount was received in December 2021 and recognized in “Other income” in the Consolidated Statement of Income for the year ended December 31, 2021. In addition, we had approximately $0.3 million in liabilities recorded related to the facilities subject to the litigation that was reversed and recognized in “Interest income and other” for the year ended December 31, 2021.

Welltower, Inc.

In June 2021, Welltower announced that it would acquire certain assets from the senior housing portfolio of Holiday Retirement (“Holiday”), a privately held senior living management company in which 17 senior living facilities were included in Holiday’s portfolio and are governed by a master lease originally executed between a Holiday subsidiary and NHI in 2013. We have received no rent due under the master lease for these facilities since this change in tenant ownership occurred.

On December 20, 2021, NHI and its subsidiaries NHI-REIT of Next House, LLC, Myrtle Beach Retirement Resident LLC, and Voorhees Retirement Residence LLC filed suit against Welltower, Inc., Welltower Victory II TRS LLC, and Well

Churchill Leasehold Owner LLC (collectively the "Welltower Entities") in the Delaware Court of Chancery (Case No. 2021-1097-MTZ). In the litigation, we contend that the Welltower Entities have failed repeatedly to honor their legal obligations to NHI. In particular, we assert that the Welltower Entities acquired assets from a third party, Holiday Retirement, that included leases to NHI senior living facilities and fraudulently induced NHI to consent to the assignment of the leases, and then immediately failed to pay rent or provide a promised security agreement that was intended to secure against their default, all as part of an effort to pressure NHI to agree to new conditions outside the assignment agreement or force a sale of the properties to the Welltower Entities. The Litigation further asserts that the Welltower Entities currently owe unpaid contractual rent. Unpaid contractual rent, excluding penalties and interest, totaled $11.4 million for the year ended December 31, 2021.

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

Our common stock is traded on the New York Stock Exchange under the symbol “NHI”. As of February 14, 2022, there were approximately 725 holders of record of shares and 62,242 beneficial owners of shares.

The Company’s outstanding stock incentive awards have been granted under two incentive compensation plans - the 2012 Stock Incentive Plan (the “2012 Plan”) and the 2019 Stock Incentive Plan (“the 2019 Plan”). These plans, as amended, have been approved by our stockholders. The following table provides information as of December 31, 2021 about our common stock that may be issued upon the exercise of options under our existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,652,505	$83.54	2,117,336
Equity compensation plans not approved by security holders	—	$—	—

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

	2016	2017	2018	2019	2020	2021
NHI	$100.00	$106.79	$112.90	$128.20	$116.62	$116.62
MSCI	$100.00	$143.06	$132.23	$166.39	$158.79	$166.84
S&P 500	$100.00	$128.71	$152.39	$200.37	$191.58	$233.41

ITEM 6. RESERVED.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is based primarily on the consolidated financial statements of National Health Investors, Inc. for the periods presented and should be read together with the notes thereto contained in this Annual Report on Form 10-K. Other important factors are identified in “Item 1. Business” and “Item 1A. Risk Factors” above. This section of this Annual Report on Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Executive Overview

National Health Investors, Inc., established in 1991 as a Maryland corporation, is a self-managed REIT specializing in sale-leaseback, joint-venture, mortgage and mezzanine financing of need-driven and discretionary senior housing and medical facility investments. Our portfolio consists of real estate investments in independent living facilities, assisted living facilities, entrance-fee communities, senior living campuses, skilled nursing facilities and a specialty hospital. We fund our real estate investments primarily through: (1) operating cash flow, (2) debt offerings, including bank lines of credit and term debt, both unsecured and secured, and (3) the sale of equity securities.

Portfolio

As of December 31, 2021, we had investments in real estate and mortgage and other notes receivable involving 212 facilities located in 33 states. These investments involve 136 senior housing properties, 75 skilled nursing facilities and one hospital, excluding ten properties classified to assets held for sale. These investments (excluding our corporate office of $2.6 million) consisted of properties with an original cost of approximately $2.9 billion, rented under primarily triple-net leases to 31 lessees, and $305.2 million aggregate carrying value of mortgage and other notes receivable, excluding an allowance for expected credit losses of $5.2 million, due from ten borrowers.

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

Medical Facilities within our portfolio receive payment primarily from Medicare, Medicaid and health insurance. These properties include skilled nursing facilities (“SNF”) and specialty hospitals that attract patients who have a need for acute or complex medical attention, preventative medicine, or rehabilitation services. Medical properties are subject to state and federal regulatory oversight and, in the case of hospitals, Joint Commission accreditation.

The following tables summarize our investments in real estate and mortgage and other notes receivable as of December 31, 2021 ($ in thousands):

Real Estate Properties	Properties	Beds	Revenue	% Total	Investment
Senior Housing - Need-Driven
Assisted Living	81	4,350	$51,477	17.2%	$798,062
Senior Living Campus	11	1,507	17,289	5.8%	273,111
Total Senior Housing - Need-Driven	92	5,857	68,766	23.0%	1,071,173
Senior Housing - Discretionary
Independent Living	22	2,591	23,566	7.9%	440,741
Entrance-Fee Communities	11	2,707	61,552	20.6%	744,420
Total Senior Housing - Discretionary	33	5,298	85,118	28.5%	1,185,161
Total Senior Housing	125	11,155	153,884	51.5%	2,256,334
Medical Facilities
Skilled Nursing Facilities	72	9,433	82,457	27.6%	595,414
Hospital	1	64	2,429	0.8%	40,250
Total Medical Facilities	73		84,886	28.4%	635,664
Total Real Estate Properties	198		238,770	79.9%	$2,891,998
Rental income From Properties Sold and Held for Sale			20,641
Escrow Funds Received From Tenants			11,638
Total Rental Income			271,049

Mortgage and Other Notes Receivable
Senior Housing - Need-Driven	9	565	6,329	2.2%	$83,664
Senior Housing - Discretionary	2	714	12,535	4.2%	142,933
Skilled Nursing Facilities	3	180	402	0.1%	4,330
Other Notes Receivable	—	—	5,267	1.8%	74,235
Total Mortgage and Other Notes Receivable	14	1,459	24,533	8.3%	$305,162
Other Income			3,133
Total Revenue			$298,715

Portfolio Summary[1]	Properties	Revenue[2]	% Portfolio	Investment
Real Estate Properties	198	$238,770	90.7%	$2,891,998
Mortgage and Other Notes Receivable	14	24,533	9.3%	305,162
Total Portfolio	212	$263,303	100.0%	$3,197,160

Portfolio by Operator Type
Public	61	$62,539	23.8%	$442,027
National Chain (Privately Owned)	18	37,047	14.1%	617,922
Regional	121	155,676	59.1%	2,025,719
Small	12	8,041	3.0%	111,492
Total Portfolio	212	$263,303	100.0%	$3,197,160
1 Excludes assets held for sale.
2 Excludes rental income from properties sold and held for sale and escrow funds received from tenants for property operating expenses.

For the year ended December 31, 2021, operators of facilities who provided 3% or more and collectively 72% of our total revenues were (parent company, in alphabetical order): Bickford Senior Living; Chancellor Health Care; Discovery Senior Living; Health Services Management; Holiday Retirement; Life Care Services; National HealthCare Corporation; Senior Living Communities; and The Ensign Group.

As of December 31, 2021, our average effective annualized rental income was $8,715 per bed for SNFs, $10,322 per unit for SLCs, $10,641 per unit for ALFs, $3,948 per unit for ILFs, $22,785 per unit for EFCs, and $63,899 per bed for hospital.

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

Revenues for the operators of our properties continue to be significantly impacted by occupancy. Building occupancy rates have been and may continue to be adversely affected by the COVID-19 pandemic if it continues to cause sustained negative trends such as early resident move-outs, delays in admitting new residents, or other collateral events. In addition, our operators may experience a material increase in their operating costs, including costs related to enhanced health and safety precautions and increased retention and recruitment labor costs among other measures. A decrease in occupancy or increase in costs could have a material adverse effect on the ability of our operators to meet their financial and other contractual obligations to us, including the payment of rent, as well as on our results of operations.

Throughout the pandemic to date, we have granted various rent concessions to tenants whose operations have been adversely affected by the pandemic. When applicable, we have elected not to apply the modification guidance under ASC Topic 842, Leases and have decided to account for the related concessions as variable lease payments, recorded as rental income when received. We will evaluate any rent deferral requests as a result of the COVID-19 pandemic on a tenant-by-tenant basis. The extent of future concessions we make as a result of the COVID-19 pandemic, which could have a material impact on our future operating results, cannot be reasonably or reliably projected by us at this time.

Our pandemic related rent concessions that will be accounted for as variable lease payments recognized upon cash receipt are shown in the following table ($ in thousands):

	2021 Activity			2020 Activity		Cumulative Totals
	Deferrals	Abatements	Collections	Deferrals	Abatements	Deferrals	Abatements	Collections
Bickford	$18,250	$—	$—	$3,750	$2,100	$22,000	$2,100	$—
Holiday	1,800	—	—	—	—	1,800	—	—
All Others	6,339	100	82	1,232	50	7,571	150	82
	$26,389	$100	$82	$4,982	$2,150	$31,371	$2,250	$82

The majority of the deferred amounts noted in the table above accrue interest starting at 8% per annum under the terms of each tenant’s deferral agreement. Interest income is recorded when received.

In addition to the concessions noted above, we have agreed with Bickford to defer $4.0 million in contractual rent due for the first quarter of 2022. We have also reached agreement with three other tenants regarding additional rent deferrals of approximately $0.5 million for the first quarter of 2022. We anticipate some of our tenants may need additional rent deferrals to assist them with the ongoing impact of the pandemic on their operations. The timing and amount of any additional deferrals cannot yet be determined.

In 2021, we modified three leases with two operators that reset and reduced rental income by $1.6 million for the year ended December 31, 2021 and will reduce the rental income by approximately $4.2 million for each of the next two years.

We had approximately $16.4 million in unrestricted cash and cash equivalents on hand and $540.0 million in availability under our unsecured revolving credit facility as of January 31, 2022. Our unsecured revolving credit facility matures August 2022. See “Unsecured Bank Credit Facility” in “Liquidity and Capital Resources” for further discussion. In addition, we believe we continue to have access to additional debt sources and maintain availability under our at-the-market (“ATM”) equity issuance program and shelf registration statement to fund our future obligations, although no assurances can be made. We believe these liquidity sources position us to manage through the negative effects of the COVID-19 pandemic. See “Liquidity and Capital Resources” for further discussion.

See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for further information regarding the risks presented by the COVID-19 pandemic.

Holiday Portfolio Update

At the beginning of 2021, we leased 26 ILFs to Holiday. On July 30, 2021, Welltower completed the acquisition of a portfolio of legacy Holiday properties from Fortress Investment Group and entered into a new agreement with Atria Senior Living to assume operations of the Holiday portfolio. These transactions resulted in a Welltower-controlled subsidiary becoming the tenant under our existing master lease for the NHI-owned Holiday real estate assets. In the third quarter of 2021, we sold nine of these properties for net proceeds of $119.7 million. As of December 31, 2021, we leased 16 ILFs, excluding one property classified as asset held for sale on our Consolidated Balance Sheet, with a net book value of $300.6 million. Rental income from our Holiday portfolio was $23.5 million in 2021 prior to the change in tenant ownership. Rental income was $40.7 million and $40.5 million for the years ended December 31, 2020 and 2019, respectively.

We have received no rent due under the master lease for these facilities since this change in tenant ownership. Accordingly, we have placed the tenant on cash basis and filed suit in the Delaware Court of Chancery (Case Number 2021-1097-MTZ) against Welltower, Inc. and certain subsidiaries for default under the master lease. Rent due but uncollected and unrecognized for the year ended December 31, 2021, excluding penalties and interest, totaled $11.4 million. As of December 31, 2021, we had a lease deposit of $8.8 million. See Note 8. Commitment and Contingencies in the consolidated financial statements for more details. We continue to explore all remedies available to us under the master lease and related agreements to execute a timely termination of the master lease and transition of the facilities to new operators or managers that will generate cash flows to the Company from our investments in these properties.

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we reconsider and evaluate our estimates and assumptions.

We base our estimates on historical experience, current trends and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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

Our significant accounting policies are discussed in Note 2 to our consolidated financial statements in this report. We believe the accounting estimates listed below are the most critical to fully understanding and evaluating our financial results, and require our most difficult, subjective or complex judgments.

Real Estate Properties

Real property we develop is recorded at cost, including the capitalization of interest during construction. The cost of real property investments we acquire is allocated to net tangible and identifiable intangible assets and liabilities based on their relative fair values. We make estimates as part of our allocation of the purchase price of acquisitions to the various components of the acquisition based upon the fair value of each component. For properties acquired in transactions accounted for as asset purchases, the purchase price, which includes transaction costs, is allocated based on the relative fair values of the assets and liabilities acquired. Cost includes the amount of contingent consideration, if any, deemed to be probable at the acquisition date. Contingent consideration is deemed to be probable to the extent that a significant reversal in amounts recognized is not likely to occur when the uncertainty associated with the contingent consideration is subsequently resolved. The most significant components of our allocations are typically the allocation of fair value to land, equipment, buildings and other improvements, and intangible assets and liabilities, if any. Our estimates of the values of these components will affect the amount of depreciation and amortization we record over the estimated useful life of the property acquired or the remaining lease term. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use for real estate allocation.

Impairments of Real Estate Properties

We evaluate the recoverability of the carrying values of our properties on a property-by-property basis. We review our properties for recoverability when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions, reclassification of the real estate properties as held for sale, or significant deterioration of the underlying cash flows of the property, indicate that the carrying amount of the property may not be recoverable. The need to recognize an impairment charge is based on estimated undiscounted future cash flows from a property compared to the carrying value of that property. Accordingly, management’s evaluation requires judgment to determine the existence of indicators of impairment, estimates of undiscounted cash flows. If recognition of an impairment charge is necessary, it is measured as the amount by which the carrying amount of the property exceeds the fair value of the property. Refer to Note 3. Real Estate Properties and Investments to our consolidated financial statements for more details.

There were no material changes in the accounting methodology we use to assess impairment loss during the year ended December 31, 2021. During 2021, we recorded impairment charges of approximately $45.9 million related to eight properties, of which seven of the properties were classified to assets held for sale and their carrying values reduced to estimated fair values less estimated transaction costs and $5.9 million related to two properties sold in 2021.

Lease Classification

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

While we do not incorporate residual value guarantees in our lease provisions, the contractual structure of other provisions provides a basis for expectations of realizable value from our properties, upon expiration of their lease terms. Additionally, we consider historical, demographic and market trends in developing our estimates. For each new lease, we discount our estimate of unguaranteed residual value and include this amount along with the stream of lease payments (also discounted) called for in the lease. We assess the stream of lease payments and the value deriving from eventual return of our property to establish whether the lease payments themselves comprise a return of substantially all of the fair value of the property under lease. We do not use a “bright line” in considering what constitutes “substantially all of the fair value,” but we undertake a more focused assessment when the lease payments approach 90% of the composition of all future cash flows expected from the asset.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to assess lease classifications.

Allowance for Credit Losses

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

The determination of fair value and whether a shortfall in operating revenues or the existence of operating losses is indicative of a loss in value involves significant judgment. Our estimates consider all available evidence including, as appropriate, the present value of the expected future cash flows discounted at market rates, general economic conditions and trends, the duration of the fair value deficiency, and any other relevant factors. When an economic downturn whose duration is expected to span a year or more is encountered, such as the potential impact of the COVID-19 pandemic, we consider projections about an expected economic recovery before we conclude that evidence of impairment exists. While we believe that the carrying amounts of our notes receivable and other investments are realizable, it is possible that future events could require us to make significant adjustments or revisions to these estimates.

While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results. We review our assumptions and adjust these estimates accordingly on a quarterly basis. If our credit loss reserve at December 31, 2021 were to differ by 10%, the impact would be $0.5 million.

Investment Highlights

Since January 1, 2021, we have completed or announced the following real estate and note investments ($ in thousands):

	Date	Properties	Asset Class	Amount
2021
Real Estate Investments
Vizion Health	Q2 2021	1	HOSP	$40,250
Navion Senior Solutions	Q2 2021	1	SHO	6,600

Note Investments
Montecito Medical Real Estate	Q2 2021	—	MEZZ	50,000
Vizion Health - Brookhaven	Q2 2021	1	HOSP	20,000
Navion Senior Solutions	Q2 2021	1	SHO	3,600
				$120,450

Vizion Health

In May 2021, we acquired a 64-bed specialty behavioral hospital located in Oklahoma for a total purchase price of $40.3 million, including $0.3 million in closing costs, and concurrently leased the hospital to an affiliate of Vizion Health. The 15-year master lease, which includes two five-year extension options, has an initial lease rate of 8.5% with fixed annual escalators of 2.5%. We have committed to additional funding of capital improvements for the hospital of up to $2.0 million which will be added to the lease base as funded. At December 31, 2021, no funds have been drawn.

In May 2021, we provided a $20.0 million, five-year loan to Vizion Health-Brookhaven, LLC to finance the acquisition of healthcare operations, including the real and personal property of a behavioral hospital we acquired discussed above. The loan requires monthly principal and interest payments and bears an initial annual interest rate of 8.5% with fixed annual escalators of 2.5% beginning June 1, 2022. Initial principal loan repayments are equal to 90% of the excess cash flow with a monthly minimum as defined in the agreement. Principal repayments are reduced to 50% of the excess cash flow once the outstanding loan balance is reduced below $15.0 million.

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

Montecito Medical Real Estate

In April 2021, the Company entered into a $50.0 million mezzanine loan and security agreement with Montecito Medical Real Estate for a new fund that will invest in medical real estate, including medical office buildings, throughout the United States. Amounts under the loan agreement will be funded as real estate investments are identified for acquisition. Borrowings under the loan agreement will bear interest at an annual rate of 9.5% and accrue an additional 2.5% in interest to be paid upon certain future events including repayments, sales of fund investments, and refinancings. Funds drawn in accordance with this agreement are required to be repaid on a per-investment basis five years from deployment of the funds for the applicable investment and includes two one-year extensions. At December 31, 2021, we had funded $12.3 million of our commitment that was used to acquire six medical related facilities for a combined purchase price of approximately $60.3 million.

2022 Investment Activity

In January 2022, we entered into an agreement to fund a $28.5 million development loan with Encore to construct a 108-unit assisted living and memory care community in Fitchburg, Wisconsin. The four-year loan agreement has an annual interest rate of 8.5% and two one-year extensions. We have a purchase option on the property once it has stabilized.

Asset Dispositions

During the year ended December 31, 2021, we completed the following real estate dispositions as described below ($ in thousands):

Operator	Date	Properties	Asset Class	Net Proceeds	Net Real Estate Investment	Other[1]		Gain/(Impairment)[2]
Bickford	Q2 2021	6	SHO	$39,924	$34,485	$1,871	$3,568	$3,568
Community Health Systems	Q2 2021	1	MOB	3,887	946	62		2,879
TrustPoint Hospital	Q3 2021	1	HOSP	31,215	21,018	1,562		8,635
Holiday	Q3 2021	8	SHO	114,133	113,611	(1,360)		1,882
Quorum Health	Q3 2021	1	HOSP	8,314	9,568	—		(1,254)
Senior Living Management	Q3 2021	1	SHO	12,847	3,212	210		9,425
Holiday	Q3 2021	1	SHO	5,666	10,388	(81)		(4,641)
Brookdale	Q4 2021	1	ALF	11,880	11,696	—		184
Senior Living Management	Q4 2021	1	SLC	7,275	3,335	256		3,684
Genesis	Q4 2021	1	SLC	3,723	1,677	(166)		2,211
				$238,864	$209,936	$2,354		$26,573

1 includes straight-line rent and deferred lease intangibles
2 impairments are included in “Loan and realty losses” in our Consolidated Income Statement for the year ended December 31, 2021

Total rental income related to the disposed properties was $15.2 million, $26.6 million and $27.5 million for years ended December 31, 2021, 2020 and 2019, respectively. Reference Note 3 to the consolidated financial statements for more detail on dispositions.

Impairments of Real Estate

In 2021, we recorded $5.9 million in impairment charges on two properties that were sold during the year. We recorded impairment charges of $39.5 million on seven properties that were classified to assets held for sale during the year and $6.4 million on one transitioning property whose net carrying value prior to the impairment charge was determined not to be recoverable. In 2020, we had no significant intangible assets recorded on our balance sheet that required assessment for impairment. In 2019, we recognized an impairment loss of $2.5 million, related to the disposition of two Bickford properties located in Indiana.

Notes Receivable Repayment

During the year ended December 31, 2021, LCS-Westminster Partnership IV LLP, an affiliate of LCS, repaid the remaining principal of $61.2 million on its second note of two notes under a master credit agreement (“Note B”). As a result, we recognized the remaining Note B commitment fee of $0.4 million in “Interest income and other” during the year ended December 31, 2021. The balance on its first note (“Note A”) was $110.8 million as of December 31, 2021.

Tenant Purchase Options

Certain of our leases contain purchase options allowing tenants to acquire the leased properties. For options exercisable or exercisable in the near future, we are engaged in preliminary negotiations to continue as lessor or in some other capacity.

A summary of these tenant options is presented below ($ in thousands):

Asset	Number of	Lease	1st Option	Option	Contractual
Type	Properties	Expiration	Open Year	Basis[2]	Rent
MOB[1]	1	February 2025	Open	i	$318
HOSP[1]	1	March 2025	Exercised	ii	$2,076
SNF	7	August 2028	2025	iii	$3,697
SHO	2	May 2035	2027	ii	$5,592
SNF	1	September 2028	2028	iii	$492
1 Included in assets held for sale on the Consolidated Balance Sheet as of December 31, 2021.
2 Tenant purchase options generally give the lessee an option to purchase the underlying property for consideration determined by (i) greater of fixed base price or fair market value; (ii) a fixed base price plus a specified share in any appreciation; (iii) fixed base price; or (iv) a fixed capitalization rate on lease revenue.

In June 2021, we received notification of a tenant’s intention to acquire, pursuant to a purchase option, a hospital located in California. The purchase option calls for a minimum purchase price of $15.0 million with any appreciation above $15.0 million to be split evenly between the parties. The net investment at December 31, 2021 was $13.6 million and was classified in assets held for sale on the Consolidated Balance Sheet as of December 31, 2021. Rental income was $1.9 million, for the years ended December 31, 2021, 2020 and 2019, respectively. The transaction will close no earlier than one year after the receipt of the notice of exercise.

We cannot reasonably estimate at this time the probability that any other purchase options will be exercised in the future. Consideration to be received from the exercise of any tenant purchase option is expected to exceed our net investment in the leased property or properties.

Other

Our leases are typically structured as “triple net leases” on single-tenant properties having an initial leasehold term of 10 to 15 years with one or more five-year renewal options. As such, there may be reporting periods in which we experience few, if any, lease renewals or expirations. During the year ended December 31, 2021, we did not have any significant renewing or expiring leases. Most of our existing leases contain annual escalators in rent payments. For financial statement purposes, rental income is recognized on a straight-line basis over the term of the lease.

Tenant Concentration

As discussed in more detail in Note 3 to the consolidated financial statements, we have three lessees (including their affiliated entities, which are the legal tenants) from whom we individually derive at least 10% and collectively 40% of our rental income. NHC is a publicly traded company and we do not report specific occupancy information from them.

The following table summarizes the average portfolio occupancy for Senior Living Communities, Bickford and Holiday for the periods indicated, excluding development properties in operation less than 24 months, notes receivable, and properties transitioned to new operators or disposed.

	Properties	4Q20	1Q21	2Q21	3Q21	4Q21	December 2021	January 2022
Senior Living Communities	9	77.3%	77.7%	78.5%	80.4%	81.7%	81.7%	81.7%
Bickford[1]	42	79.1%	75.0%	77.4%	80.2%	81.3%	80.9%	81.0%
Holiday[2]	17	78.8%	75.6%	75.8%	77.8%	78.4%	77.2%	77.0%

1Prior period occupancies have been restated to include an additional building, in operation for at least 24-months, and the sale of six properties in the second quarter of 2021. Includes four properties classified as held for sale at December 31, 2021.
2Holiday occupancy for 17 properties is restated retroactively to reflect the sale of nine properties in the third quarter of 2021. Includes one property classified as held for sale at December 31, 2021.

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

The results of our coverage ratio analysis are presented below on a trailing twelve-month basis, as of September 30, 2021 and 2020 (the most recent periods available). The tables exclude mortgages and other notes receivable, transitioned properties leased pursuant to cash flow-based leases, and development and lease up properties in operation less than 24 months. The tables include pro forma rents for stabilized acquisitions in the portfolio less than 24 months.

NHI Total Portfolio

By asset type	SHO	SNF	MEDICAL NON-SNF	TOTAL
Properties	122	74	2	198
3Q20	1.22x	2.94x	2.63x	1.78x
3Q21	1.01x	2.85x	3.00x	1.61x

Market served	Need Driven	Need Driven excl. Bickford	Discretionary	Discretionary excl. SLC & Holiday	Medical	Medical excl. NHC
Properties	92	50	30	4	76	34
3Q20	1.15x	1.15x	1.28x	1.66x	2.92x	2.19x
3Q21	0.84x	0.76x	1.20x	1.75x	2.86x	2.02x

Major tenants	NHC[1]	SLC	Bickford	Holiday
Properties	42	10	42	17
3Q20	3.84x	1.18x	1.16x	1.17x
3Q21	3.94x	1.19x	0.91x	0.88x

NHI Same-Store Portfolio[2]

By asset type	SHO	SNF	MEDICAL NON-SNF	TOTAL
Properties	116	74	1	191
3Q20	1.21x	2.94x	3.28x	1.77x
3Q21	1.01x	2.85x	3.49x	1.60x

Market served	Need Driven	Need Driven excl. Bickford	Discretionary	Discretionary excl. SLC & Holiday	Medical	Medical excl. NHC
Properties	86	44	30	4	75	33
3Q20	1.15x	1.14x	1.28x	1.66x	2.95x	2.19x
3Q21	0.83x	0.74x	1.20x	1.75x	2.87x	1.96x

Major tenants	NHC [1]	SLC	Bickford	Holiday
Properties	42	10	42	17
3Q20	3.84x	1.18x	1.16x	1.17x
3Q21	3.94x	1.19x	0.91x	0.88x

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

Other Portfolio Activity

Tenant Transitioning

Nine properties were transitioned during 2019 to five new tenants following a period of non-compliance by the former operators. We recognized rental income from these nine properties of $3.0 million, $4.6 million and $3.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. We recorded real estate impairment charges totaling $24.8 million in 2021 on four of the transition properties, of which three of the properties were classified to assets held for sale on our Consolidated Balance Sheet as of December 31, 2021, and one whose net carrying value prior to the impairment charge was determined not to be recoverable as noted in Investment Highlights.

The following table summarizes the transition properties during the year ended December 31, 2021:

			Occupancy[1]
Facility Name (New Tenant)	Units	State	December 2020	March 2021	June 2021	September 2021	December 2021
Discovery Commons of College Park	148	IN	15.7%	23.1%	36.7%	43.3%	46.6%
The Charlotte (SLC)	99	NC	42.9%	46.6%	57.1%	73.6%	76.6%
Maybelle Carter (Vitality)[2]	135	TN	73.1%	68.7%	64.9%	63.7%	65.3%
Chancellor TX-IL portfolio[3]	196	IL/TX	53.7%	54.4%	56.6%	62.8%	66.0%
Beaver Dam Assisted Living (BAKA)[4]	120	WI	60.4%	60.4%	60.6%	57.9%	62.7%
	698		49.0%	50.5%	54.7%	59.5%	62.7%
1 Monthly Average
2 Classified to Assets Held for Sale and recorded an impairment charge in 2021
3 Two Texas Properties reclassified to Assets Held for Sale and recorded an impairment charge in 2021
4 Recorded an impairment charge in 2021

Real Estate and Mortgage Write-downs

In addition to the impact of the COVID-19 pandemic, our borrowers and tenants experience periods of significant financial pressures and difficulties similar to those encountered by other health care providers. Refer to Note 3. Real Estate Properties and Investments in the consolidated financial statements.

Effective January 1, 2020, we adopted ASU 2016-13, Financial Instruments – Credit Losses, which broadened the information we must consider in developing our expected credit loss estimates to include forecasted economic information in addition to our historical experience. We have established a reserve for estimated credit losses of $5.2 million and a liability of $1.0 million for estimated credit losses on unfunded loan commitments as of December 31, 2021. We evaluate the reserves for estimated credit losses on a quarterly basis and make adjustments based on current circumstances as considered necessary.

We believe that the net carrying amounts of our real estate properties are recoverable and that mortgage and other notes receivable are realizable and supported by the value of the underlying collateral. However, it is possible that future events could require us to make additional significant adjustments to these carrying amounts.

Results of Operations

The significant items affecting revenues and expenses are described below ($ in thousands):

	Years Ended
	December 31,		Period Change
	2021	2020	$	%
Revenues:
Rental income
HOSP leased to Vizion Health	$2,034	$—	$2,034	NM
EFCs leased to Senior Living Communities	45,037	43,440	1,597	3.7%
CCRC leased to Timber Ridge OpCo	9,251	8,346	905	10.8%
ALFs leased to Encore Senior Living[1]	2,997	2,097	900	42.9%
SNF leased to Ignite Team Partners	2,236	1,492	744	49.9%
ALFs leased to Comfort Care Senior Living	2,541	3,104	(563)	(18.1)%
SHOs leased to Discovery Senior Living	9,662	11,073	(1,411)	(12.7)%
ALFs leased to Senior Living Management	4,224	5,980	(1,756)	(29.4)%
ALFs leased to Wingate	2,029	3,916	(1,887)	(48.2)%
SHOs leased to Holiday Retirement	13,024	25,313	(12,289)	(48.5)%
ALFs leased to Bickford Senior Living	24,402	38,361	(13,959)	(36.4)%
Other new and existing leases	107,618	109,682	(2,064)	(1.9)%
Current year disposals and held for sale	19,753	24,340	(4,587)	(18.8)%
	244,808	277,144	(32,336)	(11.7)%
Straight-line rent adjustments, new and existing leases	14,603	20,411	(5,808)	(28.5)%
Escrow funds received from tenants for property operating expenses	11,638	9,653	1,985	20.6%
Total Rental Income	271,049	307,208	(36,159)	(11.8)%
Interest income from mortgage and other notes
Bickford construction loans	4,181	2,758	1,423	51.6%
Vizion Health	1,027	—	1,027	NM
Encore Senior Living[1] construction loans	1,835	1,163	672	57.8%
American HealthCare, LLC	402	723	(321)	(44.4)%
Senior Living Communities	3,156	3,887	(731)	(18.8)%
Life Care Services mortgage loan	10,164	11,438	(1,274)	(11.1)%
Mortgage loan payoffs	—	1,372	(1,372)	(100.0)%
Other existing mortgages and notes	3,769	3,680	89	2.4%
Total Interest Income from Mortgage and Other Notes	24,534	25,021	(487)	(1.9)%
Other income	3,132	582	2,550	NM
Total Revenue	298,715	332,811	(34,096)	(10.2)%
Expenses:
Depreciation
CCRC leased to Timber Ridge OpCo	3,748	3,436	312	9.1%
ALFs leased to Encore Senior Living[1]	1,042	765	277	36.2%
HOSP leased to Vizion Health	608	—	608	NM
SNF leased to Ignite Team Partners	853	445	408	91.7%
Current year disposals and held for sale	6,646	7,742	(1,096)	(14.2)%
Other new and existing assets	67,901	70,762	(2,861)	(4.0)%
Total Depreciation	80,798	83,150	(2,352)	(2.8)%
Interest	50,810	52,882	(2,072)	(3.9)%
Non-cash share-based compensation expense	8,415	3,062	5,353	NM
Loan and realty losses	52,766	991	51,775	NM
Taxes and insurance on leased properties	11,638	9,653	1,985	20.6%

Other expenses	11,712	12,028	(316)	(2.6)%
	216,139	161,766	54,373	33.6%
Loss on early retirement of debt	(1,912)	(3,924)	2,012	(51.3)%
Loss from equity method investment	(1,545)	(3,126)	1,581	(50.6)%
Gains on sales of real estate	32,498	21,316	11,182	52.5%
Other income	350	—	350	NM
Net income	111,967	185,311	(73,344)	(39.6)%
Less: net income attributable to noncontrolling interests	(163)	(185)	22	(11.9)%
Net income attributable to common stockholders	$111,804	$185,126	$(73,322)	(39.6)%

NM - not meaningful
[1] Formerly 41 Management

Financial highlights for the year ended December 31, 2021, compared to 2020 were as follows:

•Rental income received from our tenants decreased $36.2 million, or 11.8%, primarily as a result of additional rent concessions granted for 2021 totaling $26.4 million, Holiday’s nonpayment of contractual rent, excluding penalties and interest, of $11.4 million and current year disposals and held for sale decrease of approximately $4.6 million, net of rental income of new investments funded since December 2020.

•Rental income includes a $5.8 million decrease in straight-line rent adjustments based on the timing and volume of entering into new leases and the overall rate of increase in existing leases and property dispositions in 2021.

•Funds received for reimbursement of property operating expenses totaled $11.6 million for the year ended December 31, 2021, and are reflected as a component of rental income. These property operating expenses are recognized in operating expenses in the line item “Taxes and insurance on leased properties.” The increase in the reimbursement income and corresponding property expenses is the result of additional amounts received from tenants and expenses paid on their behalf.

•Interest income from mortgage and other notes decreased $0.5 million or 1.9%, primarily due to net paydowns on loans.

•Other income increased $2.6 million primarily due to the recognition of a lease termination fee upon disposition of a property during 2021.

•Depreciation expense decreased $2.4 million or 2.8% primarily due to dispositions of real estate investments completed since December 2020.

•Interest expense decreased $2.1 million, or 3.9%, as a result of the convertible bond that matured in April 2021, the payoff of the HUD mortgages in the fourth quarter of 2020 and a net decrease in the borrowings on the unsecured credit facility.

•Non-cash share-based compensation expense increased $5.4 million from the same period one year ago. The Company’s stock option grants in the first quarter of 2021 had an increase in estimated fair value of $9.00 per option share compared to the first quarter of 2020 as determined using the Black-Scholes valuation model primarily from the increased volatility in the Company’s common stock price caused by the COVID-19 pandemic. In addition, the Company granted 60,000 additional options in 2021 compared to 2020, of which 50,000 options relate to the two new directors added during 2020.

•Loan and realty losses increased $51.8 million primarily as a result of impairment charges on eight real estate properties and the disposal of two properties in 2021 as described under the heading “Assets Held for Sale and Impairments of Real Estate” in Note 3 to the consolidated financial statements.

•Loss on early retirement of debt of $1.9 million for the year ended December 31, 2021, represents the remaining deferred financing costs expensed upon repayment of the $100.0 million term loan in January 2021 and the repayment of two Fannie Mae loans in the fourth quarter of 2021. The prior year amount represents the prepayment fee of $1.6 million and unamortized discount and deferred financing cost of $1.2 million and $1.1 million, respectively, recognized on the repayment of ten HUD mortgages loans in 2020.

•Gains on sales of real estate increased $11.2 million, or 52.5%, for the year ended December 31, 2021, as compared to the same period in the prior year. For the year ended December 31,2021, we recorded $32.5 million in gains from dispositions of 22 real estate assets. Reference “Asset Dispositions” in Note 3 to the consolidated financial statements for more information. For the year ended December 31, 2020, we disposed of a portfolio of eight assisted living properties to Brookdale Senior Living.

The following table summarizes our real estate under lease to transitioning tenants ($ in thousands):

	Years Ended
	December 31,		Period Change
	2021	2020	$	%
Revenues:
Rental income
SHOs leased to Chancellor Health Care[1]	$—	$850	$(850)	(100.0)%
SHO leased to Senior Living Communities	465	166	299	NM
SHO leased to Discovery Senior Living	179	62	117	NM
SLC leased to Vitality Senior Living[1]	6	273	(267)	(97.8)%
ALF leased to BAKA Enterprises	750	780	(30)	(3.8)%
Straight-line rent adjustments	409	2,462	(2,053)	(83.4)%
Total Rental Income	1,809	4,593	(2,784)	(60.6)%
Expenses:
Depreciation
SHOs leased to Chancellor Health Care	1,508	1,623	(115)	(7.1)%
SHO leased to Senior Living Communities	612	617	(5)	(0.8)%
SHO leased to Discovery Senior Living	684	686	(2)	(0.3)%
SLC leased to Vitality Senior Living	474	631	(157)	(24.9)%
ALF leased to BAKA Enterprises	539	539	—	—%
Total Depreciation	3,817	4,096	(279)	(6.8)%
Legal	—	(16)	16	(100.0)%
Franchise, excise and other taxes	—	21	(21)	(100.0)%
Impairments of real estate	24,818	—	24,818	NM
	28,635	4,101	24,534	NM
Net income (loss)	$(26,826)	$492	$(27,318)	NM

[1] Included in assets held for sale

Liquidity and Capital Resources

•As of December 31, 2021, we had $550.0 million available to draw on our revolving credit facility that matures in August 2022, see Unsecured Bank Credit Facility below for more discussion on the status of renewal, $37.4 million in unrestricted cash and cash equivalents, and the potential to access the remaining $415.7 million through the issuance of common stock under the Company’s $500.0 million at-the-market (“ATM”) equity program.

•In January 2021, we issued $400.0 million aggregate principal amount of 3.00% senior notes due 2031.

•In April 2021, our 3.25% senior unsecured convertible notes matured. We paid $67.1 million, including accrued interest of $1.0 million and a $6.1 million conversion premium, to retire the convertible notes.

•In the first quarter of 2021, we issued 661,951 common shares through our ATM program at an average price of $73.62, resulting in net proceeds of approximately $48.0 million, initially used to pay down our revolving credit facility.

•In 2021, we reduced borrowings on our unsecured bank credit facility by $573.0 million.

•In December 2021, we repaid two Fannie Mae mortgage loans with a combined balance of $17.9 million, plus accrued interest of $0.1 million and a prepayment fee of $1.5 million.

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

These sources and uses of cash are reflected in our Consolidated Statements of Cash Flows as summarized below ($ in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change
	12/31/2021	12/31/2020	$	%	12/31/2019	$	%
Cash and cash equivalents and restricted cash, January 1	$46,343	$15,669	$30,674	195.8%	$9,912	$5,757	58.1%
Net cash provided by operating activities	210,859	232,148	(21,289)	(9.2)%	240,955	(8,807)	(3.7)%
Net cash provided by (used in) investing activities	185,277	(89,712)	274,989	(306.5)%	(342,521)	252,809	(73.8)%
Net cash provided by (used in) financing activities	(402,994)	(111,762)	(291,232)	260.6%	107,323	(219,085)	NM
Cash and cash equivalents and restricted cash, December 31	$39,485	$46,343	$(6,858)	(14.8)%	$15,669	$30,674	195.8%

Operating Activities – Net cash provided by operating activities for the years ended December 31, 2021 and December 31, 2020, which includes rental income from new investments completed, lease payment collections arising from escalators on existing leases and interest payments on new real estate and note investments completed during 2021 and 2020, was impacted by additional rent concessions granted for 2021 totaling $26.4 million, Holiday’s nonpayment of contractual rent, excluding penalties and interest, of $11.4 million and property dispositions of approximately $4.6 million.

Investing Activities – Net cash flows provided by investing activities for the year ended December 31, 2021 was comprised primarily of $122.6 million of investments in mortgage and other notes and renovations and acquisitions of real estate, offset by the proceeds from the sales of real estate of $238.9 million and the collection of principal on mortgage and other notes receivable of $67.8 million. Net cash flows used in investing activities for the year ended December 31, 2020 was comprised primarily of $175.1 million of investments in real estate and notes, and was partially offset by the collection of principal on mortgage and other notes receivable of $46.6 million and $39.6 million in net proceeds from the disposition of real estate assets.

Financing Activities – Net cash used in financing activities for the year ended December 31, 2021 differs from the same period in 2020 primarily as a result of a $248.8 million decrease in net borrowings, inclusive of a $400.0 million senior note offering, a $13.3 million increase in proceeds from issuance of common shares and dividend payments which increased $11.7 million over the same period in 2020.

Debt Obligations

As of December 31, 2021, we had outstanding debt of $1.2 billion. Reference Note 7 to the consolidated financial statements for additional information about our outstanding indebtedness. Also, reference “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for more details on our indebtedness and the impact of interest rate risk.

Unsecured Bank Credit Facility - Our bank credit facility derives from the Credit Agreement dated as of August 3, 2017 (the “2017 Agreement”), and a Term Loan Agreement dated as of September 17, 2018 (the “2018 Agreement”). Together these agreements establish our unsecured $925.0 million bank credit facility, which consists of two term loans - $75.0 million maturing in August 2022 and $300.0 million maturing in September 2023 - and a $550.0 million revolving credit facility with a maturity in August 2022.

In April 2021, the Company exercised its one year extension option on the revolving credit facility by paying a 10 basis point extension fee totaling $0.6 million, extending the maturity of the revolver to August 2022. Some combination of cash on hand, proceeds from recent and planned asset sales and operating cash flows is expected to be used to pay off the $75.0 million term loan at its maturity in August 2022.

We are negotiating with the banks comprising the lending syndicate under the Credit Agreement the significant terms for a new credit agreement that will provide us with a four-year initial term $700.0 million senior unsecured revolving credit facility that will replace the existing facility. The new credit agreement will also allow for an increase of up to $300.0 million in aggregate incremental facilities, comprised of additional revolving capacity or term loans. We have received firm commitment letters from three banks representing $345.0 million.

As currently negotiated, the new facility will bear interest at a variable rate based on the Secured Overnight Financing Rate (“SOFR”) plus a term spread adjustment and an applicable margin based upon on our credit ratings. We expect to close on the new agreement in advance of the August 2022 maturity date of the existing credit agreement and are currently scheduled to close by the end of the first quarter of 2022. We currently project having sufficient liquidity from a combination of cash on hand, proceeds form recent and planned asset sales and operating cash flows that can be used to pay off the $75.0 million term loan at its maturity in August 2022 should we experience a delay in executing the new agreement.

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

As of December 31, 2021, the LIBOR spreads on the revolver and term loans were 120 bps and a blended 127 bps, respectively, based on our current debt ratings. The facility fee was 25 bps per annum. At December 31, 2021, no amount was outstanding under the revolving facility.

On December 31, 2021, our $400 million in interest rate swaps expired, leaving the $375.0 million outstanding variable rate debt exposed to interest rate risk. Our swaps and the financial instruments to which they relate are described below, under the caption “Interest Rate Swap Agreements.” The current LIBOR spreads and facility fee reflect our ratings compliance based on the applicable margin for LIBOR loans at Level 4 in the Interest Rate Schedule provided below in summary format:

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

The 2017 Agreement requires that we calculate specified financial statement metrics and meet or exceed a variety of financial ratios, which are usual and customary in nature. These ratios are calculated quarterly and were within required limits for each reporting period in 2021 and 2020. The calculation of our leverage ratio involves intermediate determinations of our “total indebtedness” and of our “total asset value,” as defined in the 2017 Agreement. The 2018 Agreement generally includes the same covenants and financial statement metrics required for compliance with terms of the 2017 Agreement.

Senior Notes Offering - On January 26, 2021, we issued $400.0 million aggregate principal amount of 3.00% senior notes that mature on February 1, 2031 and pay interest semi-annually on February 1 and August 1 of each year, beginning on August 1, 2021 (the “2031 Senior Notes”). The 2031 Senior Notes were sold at an issue price of 99.196% of face value before the underwriters’ discount. Our net proceeds from the 2031 Senior Notes offering, after deducting underwriting discounts and expenses, were approximately $392.3 million. We used the net proceeds from the 2031 Senior Notes offering to repay our $100.0 million term loan that was entered into in July 2020 and reduce borrowings outstanding under our revolving credit facility. The $100.0 million term loan bore interest at a rate of 30-day LIBOR (with a 50 basis point floor) plus 185 bps, based on our current leverage ratios.

We remain in compliance with all debt covenants under the unsecured bank credit facility, 2031 Senior Notes and other debt agreements.

Convertible Senior Notes - On April 1, 2021, our 3.25% senior unsecured convertible notes (the “Convertible Notes”) matured. The Company paid $67.1 million, including accrued interest of $1.0 million and a $6.1 million conversion premium, to retire the Convertible Notes. The conversion premium was recorded as a reduction of “Capital in excess of par value” in our Consolidated Balance Sheet as of December 31, 2021.

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

Credit Ratings - Moody's Investors Services (“Moody’s) announced on November 5, 2020 that it assigned an investment grade issuer credit rating and a senior unsecured debt rating of ‘Baa3’ with a “Negative” outlook to the Company. Moody’s released a credit opinion on October 31, 2021 which affirmed the rating and outlook for the Company. Both Fitch and S&P Global announced in November 2019 a public issuer credit rating of BBB- with an outlook of “Stable”. Fitch confirmed its rating most recently on December 9, 2021, and S&P Global confirmed its rating on November 16, 2021. Our unsecured private placement term loan agreements include a rate increase provision that is effective if any rating agency lowers our credit rating below investment grade and our compliance leverage increases to 50% or more. Any reduction in outlook or downgrade in our credit ratings from the rating agencies could negatively impact our costs of borrowings.

Reference Rate Reform - On March 5, 2021, the Financial Conduct Authority (“FCA”) announced that USD LIBOR will no longer be published after June 30, 2023. This announcement has several implications, including setting the spread that may be used to automatically convert contracts from LIBOR to SOFR. Additionally, banking regulators encouraged banks to discontinue new LIBOR debt issuances by December 31, 2021. We may choose not to hedge any more of our LIBOR positions for the relatively short duration remaining during which LIBOR may be referenced.

The Company anticipates that LIBOR will continue to be available at least until June 30, 2023. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form. Upon the issuance of the 2031 Senior Notes, the Company reduced its LIBOR-based financial instruments.

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

We calculate our fixed charge coverage ratio as approximately 5.5x for the year ended December 31, 2021 (see our discussion below under the heading Adjusted EBITDA including a reconciliation to our net income). Giving effect to significant acquisitions, financings, disposals and payoffs on an annualized basis, our consolidated net debt to Adjusted EBITDA ratio is approximately 4.8x for the year ended December 31, 2021 ($ in thousands):

Consolidated Total Debt	$1,242,883
Less: cash and cash equivalents	(37,412)
Consolidated Net Debt	$1,205,471

Adjusted EBITDA	$266,645
Annualized impact of recent investments, disposals and payoffs	(15,187)
	$251,458

Consolidated Net Debt to Adjusted EBITDA	4.8	x
Interest Rate Swap Agreements

On December 31, 2021, our $400.0 million interest rate swap agreements in place to hedge against fluctuations in variable interest rates applicable to our bank loans matured. Therefore, we had no remaining interest rate swap agreements outstanding. In June 2020, $210.0 million notional amount of swaps matured.

For instruments that were designated and qualified as cash flow hedges, the effective portion of the gain or loss on the derivative has been reported as a component of other comprehensive income (loss), and reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings.

Supplemental Guarantor Financial Information

The Company’s $925.0 million bank credit facility, unsecured private placement term loans due January 2023 through January 2027 with an aggregate principal amount of $400.0 million and 2031 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by each of the Company’s subsidiaries, except for certain excluded subsidiaries (“Guarantors”). The Guarantors are either owned, controlled or are affiliates of the Company, which are included in the Company’s consolidated financial statements.

The following tables present summarized financial information for the Company and the Guarantors, on a combined basis after eliminating (i) intercompany transactions and balances among the guarantor entities and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor ($ in thousands):

As of
December 31, 2021
Real estate properties, net	$1,977,370
Other assets, net	480,878
Note receivable due from non-guarantor subsidiary	81,396
Totals assets	$2,539,644

Debt	$1,166,380
Other liabilities	76,227
Total liabilities	$1,242,607

Noncontrolling interest	$398

Year Ended
December 31, 2021
Revenues	$262,946
Interest revenue on note due from non-guarantor subsidiary	4,657
Expenses	189,373
Loss from equity method investee	(1,545)
Gains on sales of real estate	32,498
Loss on early retirement of debt	(451)
Other income	350
Net income	$109,082
Net income attributable to NHI and the subsidiary guarantors	$108,920

Equity

At December 31, 2021, we had 45,850,599 shares of common stock outstanding with a market value of $2.6 billion. Equity on our Consolidated Balance Sheet totaled $1.5 billion.

Dividends - Our Board of Directors approves a regular quarterly dividend which is reflective of expected taxable income on a recurring basis. Taxable income is determined in accordance with the Internal Revenue Code and differs from net income for financial statements purposes determined in accordance with U.S. generally accepted accounting principles. Our Board of Directors has historically directed the Company toward maintaining a strong balance sheet. Therefore, we consider the competing interests of short and long-term debt (interest rates, maturities and other terms) versus the higher cost of new equity, and we accept some level of risk associated with leveraging our investments. Sustaining long-term dividend growth will require that we consider all sources of capital with the goal of maintaining a low-leverage balance sheet and staggered debt maturities as mitigation against potential adverse changes in the business of our industry, tenants and borrowers. We intend to continue to make new investments that meet our underwriting criteria and where the spreads over our cost of equity and debt capital on a leverage neutral basis will generate sufficient returns to our stockholders.

We intend to comply with REIT dividend requirements that we distribute at least 90% of our annual taxable income for the year ended December 31, 2021 and thereafter. Historically, the Company has distributed at least 100% of annual taxable income. Dividends declared for the fourth quarter of each fiscal year are paid by the end of the following January and are, with some exceptions, treated for tax purposes as having been paid in the fiscal year just ended as provided in IRS Code Sec. 857(b)(8).
Our dividends per share for the last three years are as follows:

2021	2020	2019
$3.8025	$4.41	$4.20

At-the-Market (ATM) Equity Program - We maintain an ATM program which allows us to sell our common stock directly into the market. In March 2020 the Company entered into a new ATM equity offering sales agreement pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $500.0 million of the Company’s common shares through the ATM equity program.

The following table summarizes the share issuances under our ATM program as of December 31, 2021 ($ in thousands):

Year	Shares	Weighted Average Share Price	Net Proceeds
2020	535,990	$66.30	$35,003
2021	661,951	$73.62	48,004
	1,197,941		$83,007

The table above does not include indirect legal and accounting costs associated with updating and maintaining our shelf registration statement.

Our use of ATM proceeds rebalanced our leverage in response to our acquisitions and keeps our options flexible for further expansion. We typically use of proceeds from the ATM program for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under our credit facility. We view our ATM program as an effective way to match-fund our smaller acquisitions by exercising control over the timing and size of transactions and achieving a more favorable cost of capital as compared to larger follow-on offerings.

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

Material Cash Requirements

Our expected material cash requirements for the twelve months ended December 31, 2022 and thereafter consist of long-term debt maturities; interest on long-term debt; and contractually obligated expenditures. We expect to meet our short-term liquidity needs largely through cash generated from operations and borrowings under our revolving credit facility, refer to Unsecured Bank Credit Facility above, and sales from real estate investments, although we may choose to seek alternative sources of liquidity. Should we have additional liquidity needs, we believe that we could access long-term financing in the debt and equity capital markets.

The following table summarizes information as of December 31, 2021 related to our material cash requirements ($ in thousands):

	Total	Twelve Months Ended December 31, 2022	Thereafter

Debt maturities	$1,249,116	$75,389	$1,173,727
Interest payments	78,857	37,157	41,700
Construction and loan commitments	83,144	45,465	37,679
	$1,411,117	$158,011	$1,253,106

Our debt maturities in 2022 are comprised primarily of a $75 million term loan maturity in August 2022. Reference Unsecured Bank Credit Facility above, for more discussion of the status of the Company’s renewal of its credit facility.

We believe our current liquidity position, supplemented by our ability to generate positive cash flows from operations in the future, and our low net leverage will be sufficient to meet all of our short-term and long-term financial commitments.

Loan and Development Commitments and Contingencies

The following tables summarize information as of December 31, 2021 related to our outstanding commitments and contingencies which are more fully described in the notes to the consolidated financial statements ($ in thousands):

	Asset Class	Type	Total	Funded	Remaining[1]
Loan Commitments:
LCS Sagewood Note A	SHO	Construction	$118,800	$(110,794)	$8,006
Bickford Senior Living	SHO	Construction	42,900	(36,655)	6,245
Encore Senior Living[2]	SHO	Construction	22,200	(17,708)	4,492
Senior Living Communities	SHO	Revolving Credit	20,000	(9,566)	10,434
Encore Senior Living	SHO	Construction	10,800	(9,071)	1,729
Timber Ridge OpCo	SHO	Working Capital	5,000	—	5,000
Watermark Retirement	SHO	Working Capital	5,000	(3,307)	1,693
Montecito Medical Real Estate	MOB	Mezzanine Loan	50,000	(12,320)	37,680
			$274,700	$(199,421)	$75,279
1 Of the total $37,600 is expected to be payable within 12 months with the remaining commitment due between three to five years.
2 formerly 41 Management

See Note 4 to our consolidated financial statements for details of our loan commitments. As provided above, loans funded do not include the effects of discounts or commitment fees. The credit loss liability for unfunded loan commitments was $1.0 million as of December 31, 2021 and is estimated using the same methodology as for our funded mortgage and other notes receivable based on the estimated amount that we expect to fund.

	Asset Class	Type	Total	Funded	Remaining[1]
Development Commitments:
Woodland Village	SHO	Renovation	$7,515	$(7,425)	$90
Senior Living Communities	SHO	Renovation	9,930	(9,930)	—
Discovery Senior Living	SHO	Renovation	900	(900)	—
Watermark Retirement	SHO	Renovation	6,500	(4,436)	2,064
Navion Senior Solutions	SHO	Renovation	3,650	(213)	3,437
Other	SHO	Various	2,850	(576)	2,274
			$31,345	$(23,480)	$7,865
1 Expected to be payable within 12 months..

In addition to the commitments listed above, one of our consolidated real estate partnerships has committed to funding up to $2.0 million toward the purchase of condominium units located at one of the facilities, of which $1.0 million has been funded as of December 31, 2021.

	Asset Class	Total	Funded	Remaining
Contingencies (Lease Inducements):
Timber Ridge OpCo	SHO	$10,000	$—	$10,000
Comfort Care Senior Living	SHO	6,000	—	6,000
Wingate Healthcare	SHO	5,000	—	5,000
Navion Senior Solutions	SHO	4,850	(1,500)	3,350
Discovery Senior Living	SHO	4,000	—	4,000
Ignite Medical Resorts	SNF	2,000	—	2,000
Sante Partners	SHO	2,000	—	2,000
		$33,850	$(1,500)	$32,350

We adjust rental income for the amortization of lease inducements paid to our tenants. Amortization of lease inducement payments against revenues was $1.0 million, $1.0 million and $0.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

East Lake Capital Management LLC

In June 2018, East Lake Capital Management LLC and certain related entities, including Regency (for three assisted living facilities in Tennessee, Indiana and North Carolina), filed suit against NHI in Texas seeking injunctive and declaratory relief and unspecified monetary damages. NHI responded with counterclaims and filed motions requesting the immediate appointment of a receiver and for pre-judgment possession. Resulting from these claims and counterclaims, on December 6, 2018, the parties entered into an agreement resulting in Regency vacating the facilities in December 2018. On September 22, 2021, all parties entered into an agreement whereby NHI was entitled to receive $0.4 million to settle all claims for this matter. The settlement amount was received in December 2021 and recognized in “Other income” in the Consolidated Statement of Income for the year ended December 31, 2021. In addition, we had approximately $0.3 million in liabilities recorded related to the facilities subject to the litigation that was reversed and recognized in “Interest income and other” for the year ended December 31, 2021.

Welltower, Inc.

In June 2021, Welltower announced that it would acquire certain assets from the senior housing portfolio of Holiday, a privately held senior living management company in which 17 senior living facilities were included in Holiday’s portfolio and are governed by a master lease originally executed between a Holiday subsidiary and NHI in 2013. We have received no rent due under the master lease for these facilities since this change in tenant ownership occurred.

On December 20, 2021, NHI and its subsidiaries NHI-REIT of Next House, LLC, Myrtle Beach Retirement Resident LLC, and Vorhees Retirement Residence LLC filed suit against Welltower, Inc., Welltower Victory II TRS LLC, and Well Churchill Leasehold Owner LLC (collectively the "Welltower Entities") in Delaware Court of Chancery (Case No. 2021-1097-MTZ). In the litigation, we contend that the Welltower Entities have failed repeatedly to honor their legal obligations to NHI. In particular, we assert that the Welltower Entities acquired assets from a third party, Holiday Retirement, that included leases to NHI senior living facilities and fraudulently induced NHI to consent to the assignment of the leases, and then immediately failed to pay rent or provide a promised security agreement that was intended to secure against their default, all as part of an effort to pressure NHI to agree to new conditions outside the assignment agreement or force a sale of the properties to the Welltower Entities. The Litigation further asserts that the Welltower Entities currently owe unpaid contractual rent. Unpaid contractual rent , excluding penalties and interest, totaled $11.4 million for the year ended December 31, 2021.

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

Funds From Operations - FFO

Our FFO per diluted common share for the year ended December 31, 2021 decreased $0.89 or 16.2% for the same period in 2020 due primarily to the effects of the COVID-19 pandemic, Holiday’s nonpayment of rent and property dispositions, partially offset by new investments completed since December 2020. FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and applied by us, is net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, impairments of real estate, and real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures, if any. The Company’s computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or have a different interpretation of the current NAREIT definition from that of the Company; therefore, caution should be exercised when comparing our Company’s FFO to that of other REITs. Diluted FFO assumes the exercise of stock options and other potentially dilutive securities.

Our Normalized FFO per diluted common share for the year ended December 31, 2021 decreased $1.00 or 17.9% for the same period in 2020 due primarily to the effects of the COVID-19 pandemic, Holiday’s nonpayment of rent and property dispositions, partially offset by new investments completed since December 2020. Normalized FFO excludes from FFO certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to, impairment of non-real estate assets, gains and losses attributable to the acquisition and disposition of non-real estate assets and liabilities, and recoveries of previous write-downs.

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

Funds Available for Distribution - FAD

Our Normalized FAD for the year ended December 31, 2021 decreased $30.3 million or 12.6% from the same period in 2020 due primarily to the effects of the COVID-19 pandemic, Holiday’s nonpayment of rent and property dispositions, partially offset by new investments completed since December 2020. In addition to the adjustments included in the calculation of Normalized FFO, Normalized FAD excludes the impact of any straight-line lease revenue, amortization of the original issue discount on our senior unsecured notes, amortization of debt issuance costs, non-cash share based compensation, as well as certain non-cash items related to our equity method investment.

Normalized FAD is an important supplemental performance measure for a REIT. GAAP requires a lessor to recognize contractual lease payments into income on a straight-line basis over the expected term of the lease. This straight-line adjustment has the effect of reporting lease income that is significantly more or less than the contractual cash flows received pursuant to the terms of the lease agreement. GAAP also requires any discount or premium related to indebtedness and debt issuance costs to be amortized as non-cash adjustments to earnings. We also adjust Normalized FAD for the net change in our allowance for expected credit losses, non-cash share based compensation as well as certain non-cash items related to our equity method investments such as straight-line lease expense and amortization of purchase accounting adjustments. Normalized FAD is an important supplemental measure of liquidity for a REIT as a useful indicator of the ability to distribute dividends to stockholders.

The following table reconciles net income, the most directly comparable GAAP metric, to FFO, Normalized FFO and Normalized FAD and is presented for both basic and diluted weighted average common shares ($ in thousands, except share and per share amounts):

	Years ended December 31,
	2021	2020	2019
Net income attributable to common stockholders	$111,804	$185,126	$160,456
Elimination of certain non-cash items in net income:
Depreciation	80,798	83,150	76,816
Depreciation related to noncontrolling interests	(839)	(777)	(52)
Gains on sales of real estate	(32,498)	(21,316)	—
Impairments of real estate	51,817	—	2,500
NAREIT FFO attributable to common stockholders	211,082	246,183	239,720
Loss on early retirement of debt	1,912	3,924	823
Non-cash write-off of straight-line rent receivable	709	380	—
Recognition of unamortized note receivable commitment fees	(375)	—	—
Lease termination fee	(2,464)	—	—
Litigation settlement	(616)	—	—
Normalized FFO attributable to common stockholders	210,248	250,487	240,543
Straight-line lease revenue, net	(15,312)	(20,791)	(22,084)
Straight-line lease revenue, net, related to noncontrolling interests	91	111	13
Straight-line lease expense related to equity method investment	46	113	—
Amortization of lease incentives	1,026	987	845
Amortization of original issue discount	295	303	761
Amortization of debt issuance costs	2,404	2,979	2,805
Amortization related to equity method investment	1,109	1,261	—
Note receivable credit loss expense	949	991	—
Equity method investment capital expenditures	(420)	(420)	—
Equity method investment non-refundable fees received	622	660	—
Non-cash share-based compensation	8,415	3,061	3,646
Normalized FAD attributable to common stockholders	$209,473	$239,742	$226,529

BASIC
Weighted average common shares outstanding	45,714,221	44,696,285	43,417,828
NAREIT FFO attributable to common stockholders per share	$4.62	$5.51	$5.52
Normalized FFO attributable to common stockholders per share	$4.60	$5.60	$5.54

DILUTED
Weighted average common shares outstanding	45,729,497	44,698,004	43,703,248
NAREIT FFO attributable to common stockholders per share	$4.62	$5.51	$5.49
Normalized FFO attributable to common stockholders per share	$4.60	$5.60	$5.50

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

The following table reconciles net income, the most directly comparable GAAP metric, to Adjusted EBITDA ($ in thousands):

	Years ended December 31,
	2021	2020	2019
Net income	$111,967	$185,311	$160,449
Interest expense	50,810	52,882	56,299
Franchise, excise and other taxes	788	534	1,550
Depreciation	80,798	83,150	76,816
NHI’s share of EBITDA adjustments for unconsolidated entities	2,848	1,495	—
Gains on sales of real estate	(32,498)	(21,316)	—
Impairments of real estate	51,817	—	2,500
Litigation settlement	(616)	—	—
Loss on early retirement of debt	1,912	3,924	823
Non-cash write-off of straight-line rent receivable	709	380	—
Note receivable credit loss expense	949	991	—
Lease termination fee	(2,464)	—	—
Recognition of unamortized note receivable commitment fees	(375)	—	—
Adjusted EBITDA	$266,645	$307,351	$298,437

Interest expense at contractual rates	$40,866	$43,458	$53,923
Interest rate swap payments, net	7,306	6,352	294
Principal payments	371	1,082	1,187
Fixed Charges	$48,543	$50,892	$55,404

Fixed Charge Coverage	5.5x	6.0x	5.4x

For all periods presented, EBITDA reflects GAAP interest expense, which excludes amounts capitalized during the period.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

At December 31, 2021, we were exposed to market risks related to fluctuations in interest rates on approximately $375.0 million of variable-rate indebtedness and on our mortgage and other notes receivable. The unused portion ($550.0 million at December 31, 2021) of our revolving credit facility, should it be drawn upon, is subject to variable rates.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a 50 basis-point increase or decrease in the interest rate related to variable-rate debt, and assuming no change in the outstanding balance as of December 31, 2021, net interest expense would increase or decrease annually by approximately $1.9 million or $0.04 per common share on a diluted basis.

We have historically used derivative financial instruments in the normal course of business to mitigate interest rate risk. We do not use derivative financial instruments for speculative purposes. Derivatives are included in the Consolidated Balance Sheets at their fair value. We may engage in hedging strategies to manage our exposure to market risks in the future, depending on an analysis of the interest rate environment and the costs and risks of such strategies.

The following table sets forth certain information with respect to our debt ($ in thousands):

	December 31, 2021			December 31, 2020
	Balance[1]	% of total	Rate[2]	Balance[1]	% of total	Rate[2]
Fixed rate:
Convertible senior notes	$—	—%	—%	$60,000	4.0%	3.25%
Private placement term loans - unsecured	400,000	31.9%	4.15%	400,000	26.6%	4.15%
Senior notes - unsecured	400,000	31.9%	3.00%	—	—%	—%
Bank term loans - unsecured	—	—%	—%	340,000	22.6%	3.27%
Fannie Mae term loans - secured, non-recourse	77,038	6.2%	3.97%	95,354	6.3%	3.94%
Revolving credit facility - unsecured	—	—%	—%	60,000	4.0%	2.81%
Variable rate:
Bank term loans - unsecured	375,000	30.0%	1.41%	310,000	20.7%	1.77%
Revolving credit facility - unsecured	—	—%	—%	238,000	15.8%	1.34%
	$1,252,038	100.0%	2.95%	$1,503,354	100.0%	2.91%

[1] Differs from carrying amount due to unamortized discounts and loan costs.
[2] Total is weighted average rate

For the year ended December 31, 2020, $340.0 million in unsecured bank term loans and $60.0 million of the revolving credit facility in the table above reflect the effect of $400.0 million notional amount interest rate swaps which matured in December 2021, that effectively converted variable rate debt to fixed rate debt. These loans bore interest at LIBOR plus a spread, currently a blended 127 basis points, based on our credit ratings-based LIBOR margin.

To highlight the sensitivity of our term loans, senior notes and secured mortgage debt to changes in interest rates, the following summary shows the effects on fair value (“FV”) assuming a parallel shift of 50 basis points (“bps”) in market interest rates for a contract with similar maturities as of December 31, 2021 ($ in thousands):

	Balance	Fair Value[1]	FV reflecting change in interest rates
Fixed rate:			-50 bps	+50 bps
Private placement term loans - unsecured	$400,000	$405,427	$410,849	$400,104
Senior notes - unsecured	400,000	375,708	391,126	360,952
Fannie Mae term loans - secured, non-recourse	77,038	76,989	78,194	75,804
[1] The change in fair value of our fixed rate debt was due primarily to the overall change in interest rates.

At December 31, 2021, the fair value of our mortgage and other notes receivable, discounted for estimated changes in the risk-free rate, was approximately $314.8 million. A 50 basis-point increase in market rates would decrease the estimated fair value of our mortgage and other loans by approximately $4.0 million, while a 50 basis-point decrease in such rates would increase their estimated fair value by approximately $7.0 million.

Equity Price Risk

The Company is not subject to equity risk since it owns no marketable securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
National Health Investors, Inc.
Murfreesboro, Tennessee

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of National Health Investors, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2021, and the related notes and schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 22, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Asset Impairment - Real Estate Properties

As described in the Company's consolidated financial statements, the Company had total real estate properties, net of approximately $2.3 billion as of December 31, 2021. As described in Note 2 to the Company’s consolidated financial statements, management evaluates the recoverability of the carrying amount of its real estate properties on a property-by-property basis when events or circumstances indicate that the carrying amount may not be fully recoverable. A real estate property is impaired when the estimated undiscounted future cash flows of the property are less than the net carrying amount of the property.

We identified management’s identification and assessment of the indicators of potential impairment of real estate properties as a critical audit matter. Indicators of an impairment of real estate properties may include significant physical changes in the property, significant adverse changes in general economic conditions, reclassification of the real estate properties as held for sale, or significant deterioration of the underlying cash flows of the property. Auditing these elements involved auditor judgment due to the nature and extent of auditor effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•Assessing the reasonableness of management’s assumptions and inputs, including certain factors such as the evaluation of the physical condition of the properties, changes in general economic conditions, and deterioration of the underlying cash flows of the property, which are used by management to identify and assess whether an impairment indicator existed.
•Reviewing internal documentation including Board of Director minutes, letters of intent, independent third-party valuations, and operations department communications for real estate properties, including those with lower lease coverage ratios, to assess whether additional indicators of impairment were present.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2004.

Nashville, Tennessee
February 22, 2022

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share and per share amounts)

	December 31,
Assets:	2021	2020
Real estate properties:
Land	$186,658	$220,361
Buildings and improvements	2,707,422	3,041,616
Construction in progress	468	3,093
	2,894,548	3,265,070
Less accumulated depreciation	(576,668)	(597,638)
Real estate properties, net	2,317,880	2,667,432
Mortgage and other notes receivable, net of reserve of $5,210 and $4,946, respectively	299,952	292,427
Cash and cash equivalents	37,412	43,344
Straight-line rent receivable	96,198	95,703
Assets held for sale, net	66,398	—
Other assets	21,036	21,583
Total Assets	$2,838,876	$3,120,489

Liabilities and Equity:
Debt	$1,242,883	$1,499,285
Accounts payable and accrued expenses	23,181	25,189
Dividends payable	41,266	49,818
Lease deposit liabilities	8,838	10,638
Deferred income	5,725	12,614
Total Liabilities	1,321,893	1,597,544

Commitments and Contingencies

National Health Investors, Inc. Stockholders' Equity:
Common stock, $0.01 par value; 100,000,000 shares authorized;
45,850,599 and 45,185,992 shares issued and outstanding, respectively	459	452
Capital in excess of par value	1,591,182	1,540,946
Cumulative dividends in excess of net income	(84,558)	(22,015)
Accumulated other comprehensive loss	—	(7,149)
Total National Health Investors, Inc. Stockholders' Equity	1,507,083	1,512,234
Noncontrolling interest	9,900	10,711
Total Equity	1,516,983	1,522,945
Total Liabilities and Equity	$2,838,876	$3,120,489

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except share and per share amounts)

	Years Ended December 31,
	2021	2020	2019

Revenues:
Rental income	$271,049	$307,208	$294,182
Interest income and other	27,666	25,603	23,899
	298,715	332,811	318,081
Expenses:
Depreciation	80,798	83,150	76,816
Interest	50,810	52,882	56,299
Legal	908	1,252	507
Franchise, excise and other taxes	788	534	1,550
General and administrative	18,431	13,304	13,399
Taxes and insurance on leased properties	11,638	9,653	5,798
Loan and realty losses	52,766	991	2,440
	216,139	161,766	156,809
Loss on early retirement of debt	(1,912)	(3,924)	(823)
Loss from equity method investment	(1,545)	(3,126)	—
Gains on sales of real estate	32,498	21,316	—
Other income	350	—	—
Net income	111,967	185,311	160,449
Less: net (income) loss attributable to noncontrolling interests	(163)	(185)	7
Net income attributable to common stockholders	$111,804	$185,126	$160,456

Weighted average common shares outstanding:
Basic	45,714,221	44,696,285	43,417,828
Diluted	45,729,497	44,698,004	43,703,248

Earnings per common share:
Net income attributable to common stockholders - basic	$2.45	$4.14	$3.70
Net income attributable to common stockholders - diluted	$2.44	$4.14	$3.67

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	Years Ended December 31,
	2021	2020	2019

Net income	$111,967	$185,311	$160,449
Other comprehensive income (loss):
Decrease in fair value of cash flow hedges	(137)	(10,047)	(3,940)
Reclassification adjustment for amounts recognized in net income	7,286	6,330	(791)
Total other comprehensive income (loss)	7,149	(3,717)	(4,731)
Comprehensive income	119,116	181,594	155,718
Comprehensive (income) loss attributable to noncontrolling interests	(163)	(185)	7
Comprehensive income attributable to common stockholders	$118,953	$181,409	$155,725

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$111,967	$185,311	$160,449
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	80,798	83,150	76,816
Amortization of deferred loan costs, debt discounts and prepaids	4,354	5,392	5,117
Amortization of commitment fees and note receivable discounts	(729)	(867)	(493)
Amortization of lease incentives	1,026	987	845
Straight-line lease revenue	(14,603)	(20,411)	(22,084)
Non-cash interest income on mortgage and other notes receivable	(2,614)	(3,839)	(2,204)
Gains on sales of real estate	(32,498)	(21,316)	—
Loss on early retirement of debt	1,912	3,924	823
Loss from equity method investment	1,545	3,126	—
Loan and realty losses	52,766	991	2,440
Payment of lease incentives	(1,042)	(623)	(3,100)
Non-cash share-based compensation	8,415	3,061	3,646
Changes in operating assets and liabilities:
Other assets	(4,050)	160	1,604
Accounts payable and accrued expenses	3,352	(6,681)	300
Deferred income	260	(217)	16,796
Net cash provided by operating activities	210,859	232,148	240,955
Cash flows from investing activities:
Investment in mortgage and other notes receivable	(72,236)	(58,356)	(108,232)
Collection of mortgage and other notes receivable	67,790	46,612	2,897
Acquisition of real estate	(46,817)	(102,712)	(219,187)
Proceeds from sales of real estate	238,864	39,631	—
Investments in renovations of existing real estate	(3,465)	(13,854)	(17,999)
Investments in equipment	(64)	(158)	—
Investment in equity method investment	—	(875)	—
Distributions from equity method investment	1,205	—	—
Net cash provided by (used in) investing activities	185,277	(89,712)	(342,521)
Cash flows from financing activities:
Proceeds from revolving credit facility	95,000	205,000	397,000
Payments on revolving credit facility	(393,000)	(207,000)	(181,000)
Borrowings on term loans	—	100,000	—
Payments on term loans	(293,316)	(43,729)	(1,187)
Proceeds from issuance of senior notes	396,784	—	—
Prepayment fee for early retirement of debt	(1,462)	(1,619)	—
Deferred loan costs	(5,018)	(1,039)	(126)
Distributions to noncontrolling interests	(910)	(748)	(15)
Proceeds from noncontrolling interests	—	13	643
Taxes remitted on employee stock options exercised	—	(2,705)	(1,559)
Proceeds from equity offering, net	47,904	34,649	95,774
Convertible bond redemption	(66,076)	—	(22,468)
Dividends paid to stockholders	(182,900)	(194,584)	(179,739)
Net cash (used in) provided by financing activities	(402,994)	(111,762)	107,323

(Decrease) Increase in cash and cash equivalents and restricted cash	(6,858)	30,674	5,757
Cash and cash equivalents and restricted cash, beginning of year	46,343	15,669	9,912
Cash and cash equivalents and restricted cash, end of year	$39,485	$46,343	$15,669

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
($ in thousands)

	Years Ended December 31,
	2021	2020	2019

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$43,680	$43,406	$54,027
Supplemental disclosure of non-cash investing and financing activities:
Real estate acquired in exchange for straight-line rent receivable	$—	$—	$38,000
Real estate acquired in exchange for mortgage notes receivable	$—	$63,220	$14,000
Noncash portion of noncontrolling interest conveyed in acquisition	$—	$10,778	$—
Increase in mortgage note receivable from sale of real estate	$—	$4,000	$—
Change in other assets related to investments in real estate	$—	$348	$291
Change in other assets related to sales of real estate	$(33)	$—	$—
Change in accounts payable related to investments in real estate construction	$(62)	$—	$(1,082)
Change in accounts payable related to investments in real estate acquisition	$—	$—	$2,911
Change in accounts payable related to renovations of existing real estate	$—	$784	$—
Change in accounts payable related to distributions to noncontrolling interests	$64	$138	$—

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
($ in thousands except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Cumulative Dividends in Excess (Deficit) of Net Income	Accumulated Other Comprehensive Income (Loss)	Total National Health Investors Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances at December 31, 2018	42,700,411	$427	$1,369,919	$18,068	$1,299	$1,389,713	$—	$1,389,713
Noncontrolling interests capital contribution	—	—	—	—	—	—	643	643
Noncontrolling interests distribution	—	—	—	—	—	—	(15)	(15)
Total comprehensive income	—	—	—	160,456	(4,731)	155,725	(7)	155,718
Issuance of common stock, net	1,209,522	12	95,762	—	—	95,774	—	95,774
Shares issued in convertible debt redemption	626,397	6	38,180	—	—	38,186	—	38,186
Taxes paid on employee stock options exercised	—	—	(1,559)	—	—	(1,559)	—	(1,559)
Shares issued on stock options exercised	51,156	1	—	—	—	1	—	1
Share-based compensation	—	—	3,646	—	—	3,646	—	3,646
Dividends declared, $4.20 per common share	—	—	—	(183,855)	—	(183,855)	—	(183,855)
Balances at December 31, 2019	44,587,486	446	1,505,948	(5,331)	(3,432)	1,497,631	621	1,498,252
Cumulative effect of change in accounting	—	—	—	(4,225)	—	(4,225)	—	(4,225)
Noncontrolling interests capital contribution	—	—	—	—	—	—	10,791	10,791
Noncontrolling interests distribution	—	—	—	—	—	—	(886)	(886)
Total comprehensive income	—	—	—	185,126	(3,717)	181,409	185	181,594
Issuance of common stock, net	535,990	5	34,644	—	—	34,649	—	34,649
Taxes paid on employee stock options exercised	—	—	(2,705)	—	—	(2,705)	—	(2,705)
Shares issued on stock options exercised	62,516	1	(2)	—	—	(1)	—	(1)
Share-based compensation	—	—	3,061	—	—	3,061	—	3,061
Dividends declared, $4.41 per common share	—	—	—	(197,585)	—	(197,585)	—	(197,585)
Balances at December 31, 2020	45,185,992	452	1,540,946	(22,015)	(7,149)	1,512,234	10,711	1,522,945
Noncontrolling interests distribution	—	—	—	—	—	—	(974)	(974)
Total comprehensive income	—	—	—	111,804	7,149	118,953	163	119,116
Issuance of common stock, net	661,951	7	47,897	—	—	47,904	—	47,904
Equity component in redemption of convertible debt	—	—	(6,076)	—	—	(6,076)	—	(6,076)
Shares issued on stock options exercised	2,656	—	—	—	—	—	—	—
Share-based compensation	—	—	8,415	—	—	8,415	—	8,415
Dividends declared, $3.8025 per common share	—	—	—	(174,347)	—	(174,347)	—	(174,347)
Balances at December 31, 2021	45,850,599	$459	$1,591,182	$(84,558)	$—	$1,507,083	$9,900	$1,516,983

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 1. Organization and Nature of Business

National Health Investors, Inc. (“NHI,” “the Company,” “we,” “us” or “our”), established in 1991 as a Maryland corporation, is a self-managed real estate investment trust (“REIT”) specializing in sale-leaseback, joint venture, mortgage and mezzanine financing of need-driven and discretionary senior housing and medical facility investments. Our portfolio consists of lease, mortgage and other note investments in independent living facilities, assisted living facilities, entrance-fee communities, senior living campuses, skilled nursing facilities and a hospital. As of December 31, 2021, we had investments of approximately $2.9 billion in 198 health care real estate properties located in 33 states and leased pursuant primarily to triple-net leases to 31 lessees consisting of 125 senior housing communities (“SHO”), 72 skilled nursing facilities and one hospital, excluding ten properties classified as assets held for sale. Our portfolio of 14 mortgages along with other notes receivable totaled $305.2 million, excluding an allowance for expected credit losses of $5.2 million, as of December 31, 2021. Units and beds disclosures in these consolidated financial statements are unaudited.

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

If the Company has determined that an entity is not a VIE, the Company assesses the need for consolidation under all other provisions of Accounting Standards Codification (“ASC”) Topic 810, Consolidation. These provisions provide for consolidation of majority-owned entities where a majority voting interest held by the Company demonstrates control of such entities in the absence of any legal constraints.

At December 31, 2021, we held interests in ten unconsolidated VIEs, and, because we lack either directly or through related parties the power to direct the activities that most significantly impact their economic performance, we have concluded that the Company is not the primary beneficiary. Accordingly, we account for our transactions with these entities and their subsidiaries at either amortized cost or net realizable value for straight-line receivables, excluding our investment accounted for under the equity method discussed in Note 5.

The Company’s unconsolidated VIEs are summarized below by date of initial involvement. For further discussion of the nature of the relationships, including the sources of exposure to these VIEs, see the notes to our consolidated financial statements cross-referenced below ($ in thousands).

Date	Name	Source of Exposure	Carrying Amount	Maximum Exposure to Loss	Note Reference
2012	Bickford Senior Living	Various[1]	$66,499	$85,800	Notes 3, 4
2014	Senior Living Communities	Notes and straight-line receivable	$83,592	$94,027	Notes 3, 4
2016	Senior Living Management	Notes and straight-line receivable	$26,659	$26,659	—
2018	Sagewood, LCS affiliate	Notes	$110,233	$110,233	Note 4
2019	Encore Senior Living[3]	Notes and straight-line receivable	$28,063	$34,285	Note 3
2020	Timber Ridge OpCo, LLC	Various[2]	$(5,000)	$—	Note 5
2020	Watermark Retirement	Notes and straight-line receivable	$8,401	$10,094	Note 4
2021	Montecito Medical Real Estate	Notes and funding commitment	$12,320	$50,000	Note 4
2021	Vizion Health	Notes and straight-line receivable	$20,280	$22,397	Notes 3, 4
2021	Navion Senior Solutions	Notes and straight-line receivable	$6,744	$13,744	Notes 3, 4
1 Notes, loan commitments, straight-line rent receivables, and unamortized lease incentives
2 Loan commitment, equity method investment and straight-line rent receivables
3 Formerly 41 Management

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

We consolidate two real estate partnerships formed with our partners, Discovery Senior Housing Investor XXIV, LLC, (“Discovery”) and LCS Timber Ridge LLC (“LCS”), to invest in senior housing facilities. As of and for the year ended December 31, 2021 and 2020, our noncontrolling interests relate to these partnerships with Discovery and LCS. NHI directs the activities that most significantly impact economic performance of these joint venture entities, subject to limited protective rights extended to our JV partners for specified business decisions. We consider both entities to be VIEs, based on our determination that the total equity at risk in each is insufficient to finance activities without additional subordinated financial support. Because of our control of these entities, we include their assets, liabilities, noncontrolling interests and operations in our consolidated financial statements.

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

Noncontrolling Interests - As mentioned above, we consolidate real estate partnerships formed with Discovery in June 2019 and LCS in January 2020, both of which invest in senior housing facilities. The noncontrolling interests reflected in the consolidated financial statements relate to these partnerships from the date of inception of these arrangements.

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

Earnings Per Share - The weighted average number of common shares outstanding during the reporting period is used to calculate basic earnings per common share. Diluted earnings per common share assume the exercise of stock options using the treasury stock method, to the extent dilutive. Diluted earnings per share also incorporate the potential dilutive impact of our convertible debt. We apply the treasury stock method to our convertible debt instruments, the effect of which is that conversion will not be assumed for purposes of computing diluted earnings per share unless the average share price of our common stock for the period exceeds the conversion price per share.

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

Real Estate Investment Impairment - We evaluate the recoverability of the carrying amount of our real estate properties on a property-by-property basis. We review our properties for recoverability when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions, reclassification of the real estate properties as held for sale, or significant deterioration of the underlying cash flows of the property, indicate that the carrying amount of the property may not be recoverable. The need to recognize an impairment charge is based on estimated undiscounted future cash flows from a property compared to the carrying amount of that property. If recognition of an impairment charge is necessary, it is measured as the amount by which the carrying amount of the property exceeds the estimated fair value of the property.

Leases - Leases entered into or modified since 2019 are accounted for under the guidance of ASC Topic 842, Leases. All of our leases are classified as operating leases and generally have an initial leasehold term of 10 to 15 years followed by one or more five-year tenant renewal options. The leases are “triple net leases” under which the tenant is responsible for the payment of all taxes, utilities, insurance premiums, repairs and other charges relating to the operation of the properties, including required levels of capital expenditures each year. The tenant is obligated at its expense to keep all improvements, fixtures and other components of the properties covered by “all risk” insurance in an amount equal to at least the full replacement cost thereof, and to maintain specified minimal personal injury and property damage insurance. The leases also require the tenant to indemnify and hold us harmless from all claims resulting from the use, occupancy and related activities of each property by the tenant, and to indemnify us against all costs related to any release, discovery, clean-up and removal of hazardous substances or materials, or other environmental responsibility with respect to each facility. While we do not incorporate residual value guarantees, the above lease provisions and considerations impact our expectation of realizable value from our properties upon the expiration of their lease terms. The residual value of our real estate under lease is still subject to various market, asset, and tenant-specific risks and characteristics. As the classification of our leases is dependent on the fair value of estimated cash flows at lease commencement, management’s projected residual values represent significant assumptions in our accounting for operating leases. Similarly, the exercise of renewal options is also subject to these same risks, making a tenant’s lease term another significant variable in a lease’s cash flows. Initial direct costs that are incremental to entering into a lease are capitalized in accordance with the provisions of Topic 842.

FASB Lease Modifications Related to Effects of the COVID-19 Pandemic - In April 2020, the FASB issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the coronavirus pandemic (“COVID-19”). The Lease Modification Q&A clarifies that entities may elect not to evaluate whether lease-related relief provided to mitigate the economic effects of COVID-19 is a lease modification under ASC 842. Instead, an entity that elects not to evaluate whether a concession directly related to COVID-19, which does not substantially increase either its rights as lessor or the obligations of the tenant, is a modification can elect whether to apply the modification guidance. An entity should apply the election consistently to leases with similar characteristics and similar circumstances. During 2021 and 2020, the Company provided $26.5 million and $7.1 million, respectively in lease concessions as a result of COVID-19, as discussed in more detail in Note 8. NHI has elected not to apply the modification guidance under ASC 842 and has accounted for the related concessions as variable lease payments, recorded as rental income when received.

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

Calculation of the allowance for credit losses involves significant judgment. It is possible that actual credit losses will differ materially from our current estimates. Write-offs are deducted from the allowance for credit losses when we judge the principal to be uncollectible.

Upon adoption, we recorded an allowance for expected credit losses of $3.9 million that is reflected as an adjustment to “Mortgage and other notes receivable, net of credit loss reserve” in the Consolidated Balance Sheets and recorded a corresponding cumulative-effect adjustment to “Cumulative dividends in excess of net income”. Upon adoption, we also recorded a $0.3 million reserve for estimated credit losses pertaining to unfunded loan commitments as an adjustment to “Cumulative dividends in excess of net income”. The corresponding credit loss liability is included in the financial statement line item “Accounts payable and accrued expenses” in the Consolidated Balance Sheets.

Cash and Cash Equivalents and Restricted Cash - Cash equivalents consist of all highly liquid investments with an original maturity of three months or less. Restricted cash includes amounts required to be held on deposit or subject to an agreement (e.g. with a qualified intermediary subject to an Internal Revenue Code Section 1031 exchange agreement or in accordance with agency agreements governing our mortgages).

The following table sets forth our “Cash and cash equivalents and restricted cash” reported within the Company’s Consolidated Statements of Cash Flows ($ in thousands):

	As of December 31,
	2021	2020
Cash and cash equivalents	$37,412	$43,344
Restricted cash (included in Other assets)	2,073	2,999
	$39,485	$46,343

Assets Held for Sale - We consider properties to be assets held for sale when (1) management commits to a plan to sell the property, (2) it is unlikely that the disposal plan will be significantly modified or discontinued; (3) the property is available for immediate sale in its present condition; (4) actions required to complete the sale of the property have been initiated; (5) sale of the property is probable and we anticipate the completed sale will occur within one year; and (6) the property is actively being marketed for sale at a price that is reasonable given our estimate of current market value. Upon designation of a property as an asset held for sale, we record the property’s value at the lower of its carrying value or its estimated fair value, less estimated transaction costs. Depreciation and amortization of the property are discontinued.

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

Deferred Income - Deferred income primarily includes rents received in advance from tenants and non-refundable commitment fees received by us, which are amortized into income over the expected period of the related loan or lease. In the event that our financing commitment to a potential borrower or lessee expires, the related commitment fees are recognized into income immediately. Commitment fees may be charged based on the terms of the lease agreements and the creditworthiness of the parties.

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

Property operating expenses that are reimbursed by our operators are recorded as Rental income. Accordingly, we record a corresponding Taxes and insurance on leased properties expense in the Consolidated Statements of Income. Rental income includes reimbursement of property operating expenses for the years ended December 2021, 2020 and 2019, totaling $11.6 million, $9.7 million and $5.8 million, respectively.

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

The Company reviews its operating lease receivables for collectability on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in which the tenant operates and economic conditions in the area where the property is located. In the event that collectability with respect to any tenant is not probable, a direct write-off of the receivable is made as an adjustment to rental income and any future rental revenue is recognized only when the tenant makes a rental payment.

During the third quarter of 2021, we placed Holiday Retirement (“Holiday”) on cash basis because of unpaid contractual rent due. Rent due but uncollected and unrecognized for the year ended December 31, 2021, excluding penalties and interest, totaled $11.4 million.

Interest Income from Mortgage and Other Notes Receivable - Interest income is recognized based on the interest rates and principal amounts outstanding on the notes receivable. We identify a mortgage loan as non-performing if a required payment is not received within 30 days of the date it is due. Our policy related to mortgage interest income on non-performing mortgage loans is to recognize mortgage interest income in the period when the cash is received. As of December 31, 2021, we did not identify any of our mortgages as non-performing.

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

Our tax returns filed for years beginning in 2018 are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our Consolidated Statements of Income as a component of income tax expense.

Segment Disclosures - We are in the business of owning and financing health care properties. We are managed as one segment for internal purposes and for internal decision making for all periods presented.

Note 3. Real Estate Properties and Investments

2021 Acquisitions and New Leases of Real Estate

During the year ended December 31, 2021, we completed the following real estate acquisitions as described below ($ in thousands):

Operator	Date	Properties	Asset Class	Land	Building and Improvements	Total
Vizion Health	Q2 2021	1	HOSP	$1,470	$38,780	$40,250
Navion Senior Solutions	Q2 2021	1	SHO	531	6,069	6,600
				$2,001	$44,849	$46,850

Vizion Health

In May 2021, we acquired a 64-bed specialty behavioral hospital located in Oklahoma for a total purchase price of $40.3 million, including $0.3 million in closing costs, and concurrently leased the hospital to an affiliate of Vizion Health. The 15-year master lease, which includes two five-year extension options, has an initial lease rate of 8.5% with fixed annual escalators of 2.5%. We have committed to additional funding of capital improvements for the hospital of up to $2.0 million which will be added to the lease base as funded. At December 31, 2021, no funds have been drawn.

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

2020 Acquisitions and New Leases of Real Estate

During the year ended December 31, 2020, we completed the following real estate acquisitions as described below ($ in thousands):

Operator	Date	Properties	Asset Class	Land	Building and Improvements	Total
Bickford Senior Living	Q1 2020	1	SHO	$1,588	$13,512	$15,100
Life Care Services	Q1 2020	1	SHO	4,370	130,522	134,892
Autumn Trace	Q2 2020	2	SHO	344	13,906	14,250
Encore Senior Living[1]	Q3 2020	1	SHO	504	11,796	12,300
				$6,806	$169,736	$176,542
1Formerly 41 Management

Bickford - Shelby, MI

In January 2020, we acquired a 60-unit assisted living/memory care facility located in Shelby, Michigan, from Bickford. The acquisition price was $15.1 million and included the full payment of an outstanding construction note receivable to us of $14.1 million, including interest. We added the facility to an existing master lease for a term of twelve years at an initial lease rate of 8%, with CPI escalators subject to a floor and ceiling.

Life Care Services

In January 2020, we acquired an 80% equity interest in a property company, NHI-LCS JV I, LLC (“Timber Ridge PropCo”), which owns a 401-unit Continuing Care Retirement Community (“CCRC”) located in Issaquah, Washington comprising 330 independent living units, 26 assisted living/memory care units and 45 skilled nursing beds. The same transaction conveyed to NHI a 25% equity interest in the newly formed operating company, Timber Ridge OpCo.

Total consideration for NHI’s interests in the combined venture was $125.0 million, comprised of the $59.3 million remaining balance of a mortgage note initially funded in 2015, an additional loan of $21.7 million, and cash of $43.1 million to

Timber Ridge PropCo and $0.9 million to Timber Ridge OpCo. Total debt due from Timber Ridge PropCo of $81.0 million, which is eliminated upon consolidation, bears interest to NHI at 5.75%. LCS paid $10.8 million for its 20% equity stake in Timber Ridge PropCo and provided $2.6 million for a 75% equity participation in Timber Ridge OpCo.

The lease between Timber Ridge PropCo and Timber Ridge OpCo carries a rate of 6.75% for an initial term of seven years plus renewal options and has a CPI-based lease escalator, subject to floor and ceiling. NHI’s contribution was allocated to our interest in the tangible assets of Timber Ridge PropCo with no material fair value allocated to Timber Ridge OpCo beyond our initial investment. The lease between Timber Ridge PropCo and Timber Ridge OpCo includes an “earn out” provision whereby Timber Ridge OpCo could become eligible for a payment of $10.0 million based on the attainment of certain operating metrics. See Note 5 for a discussion of Timber Ridge PropCo.

Autumn Trace

In May 2020, we acquired two senior housing facilities each with 44 assisted living units for a total purchase price of $14.3 million, including $0.2 million in closing costs. The facilities are located in Indiana and are leased to Autumn Trace Senior Communities, which was a new operator relationship for NHI. The 15-year master lease has an initial lease rate of 7.25% with fixed annual escalators of 2.25% and offers two optional extensions of five years each. NHI was also granted a purchase option on a newly opened Indiana facility.

Encore Senior Living

In September 2020, we acquired a 43-unit assisted living and memory care facility located in Bellevue, Wisconsin from Encore Senior Living, (“Encore”), formerly 41 Management. The acquisition price was $12.3 million and included the full payment of an outstanding mortgage loan of $3.9 million, plus accrued interest. The property is leased to an affiliate of Encore pursuant to a 15-year master lease that has an initial lease rate of 7.5% with fixed annual escalators of 2.5% and offers two optional extensions of five years each.

2021 Asset Dispositions

During the year ended December 31, 2021, we completed the following real estate dispositions as described below ($ in thousands):

Operator	Date	Properties	Asset Class	Net Proceeds	Net Real Estate Investment	Other[1]	Gain/(Impairment)[2]
Bickford	Q2 2021	6	SHO	$39,924	$34,485	$1,871	$3,568
Community Health Systems	Q2 2021	1	MOB	3,887	946	62	2,879
TrustPoint Hospital	Q3 2021	1	HOSP	31,215	21,018	1,562	8,635
Holiday	Q3 2021	8	SHO	114,133	113,611	(1,360)	1,882
Quorum Health	Q3 2021	1	HOSP	8,314	9,568	—	(1,254)
Senior Living Management	Q3 2021	1	SHO	12,847	3,212	210	9,425
Holiday	Q3 2021	1	SHO	5,666	10,388	(81)	(4,641)
Brookdale Senior Living	Q4 2021	1	ALF	11,880	11,696	—	184
Senior Living Management	Q4 2021	1	SLC	7,275	3,335	256	3,684
Genesis	Q4 2021	1	SLC	3,723	1,677	(166)	2,211
				$238,864	$209,936	$2,354	$26,573

1 Includes straight-line rent and deferred lease intangibles
2 Impairments are included in “Loan and realty losses” in our Consolidated Income Statement for the year ended December 31, 2021

Bickford

During the second quarter of 2021, we sold to affiliates of Bickford a portfolio of six properties that were being leased to Bickford for a purchase price of $52.9 million. We received approximately $39.9 million in cash consideration upon sale and originated a second mortgage note receivable for the remaining purchase price of $13.0 million. A gain was not recognized related to the $13.0 million second mortgage note receivable, which is discussed in more detail in Note 4. We recorded a gain upon completion of this transaction totaling approximately $3.6 million representing the excess of the $39.9 million cash consideration received over the net book value of the assets sold of $34.5 million and the write off of straight-line rents receivable of approximately $1.9 million. Rental income from this portfolio was $1.6 million, $5.6 million and $6.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Upon completion of the sale, Bickford satisfied the terms of our prior agreement that contingently abated $2.1 million in rental income for the third quarter of 2020. These six properties were part of our ongoing negotiations for the sale to Bickford of nine properties being leased to Bickford. One property was classified as assets held for sale on our Consolidated Balance Sheet as of December 31, 2021. We continue to explore our options for the remaining two properties, which could include a sale to a third party, re-tenanting, or retaining the existing lease with Bickford. Reference Note 8 for discussion of additional contingent consideration associated with this disposition that was not included in the transaction price at the time of closing.

Community Health Systems

During the second quarter of 2021, we sold a medical office building located in Florida for approximately $4.3 million in cash consideration, and incurred $0.4 million of transaction costs, resulting in a gain of approximately $2.9 million. Revenue for this property was $0.1 million for the year ended December 31, 2021 and $0.3 million for both the years ended December 31, 2020 and 2019, respectively.

TrustPoint Hospital

In July 2021, we sold a behavioral hospital located in Tennessee for cash consideration of $31.2 million and recorded a gain of approximately $8.6 million. Rental income was $1.4 million for the year ended December 31, 2021 and $2.7 million for both the years ended December 31, 2020 and 2019, respectively.

Holiday

In August 2021, we sold a portfolio of eight properties that was leased to Holiday with an aggregate net book value of $113.6 million for total cash consideration of $115.0 million, and incurred transaction costs of $0.9 million, and recognized a gain of approximately $1.9 million associated with this transaction. Rental income was $5.9 million for the year ended December 31, 2021 and $10.0 million for both the years ended December 31, 2020 and 2019, respectively.

In September 2021, we sold a property that was leased to Holiday located in Indiana with a net book value of $10.4 million for total cash consideration of $5.8 million, incurred transactions costs of $0.1 million, and recognized an impairment of approximately $4.6 million associated with this transaction. Rental income was $0.4 million for the year ended December 31, 2021 and $0.6 million for both the years ended December 31, 2020 and 2019, respectively.

Quorum Health

In September 2021, we sold an acute care hospital located in Kentucky for cash consideration of $9.0 million, incurred $0.7 million of transaction costs, and recorded an impairment charge of approximately $1.3 million. Rental income was $2.5 million, $3.1 million and $3.4 million, for the years ended December 31, 2021, 2020 and 2019, respectively.

Senior Living Management

In September 2021, we sold a senior living community located in Florida for cash consideration of $14.0 million, incurred transaction costs of $1.2 million and recorded a gain of approximately $9.4 million. Rental income was $0.8 million for the year ended December 31, 2021 and $1.3 million for both the years ended December 31, 2020 and 2019, respectively.

In December 2021, we sold a senior living community located in Florida for cash consideration of $7.8 million, incurred transaction costs of $0.5 million and recorded a gain of approximately $3.7 million. Rental income was $0.5 million for the year ended December 31, 2021 and $0.7 million for both the years ended December 31, 2020 and 2019, respectively.

Brookdale

In December 2021, we sold an assisted living facility located in Ohio for cash consideration of $12.0 million, incurred transactions cost of $0.1 million and recorded a gain of approximately $0.2 million. We received a net lease termination fee of $2.5 million for the year ended December 31, 2021 included in “Interest income and other” on the Consolidated Statement of Income. Rental income was $1.4 million for the years ended December 31, 2021, 2020 and 2019.

Genesis

In December 2021, we sold a senior living community located in Idaho for cash consideration of $3.9 million, incurred transaction costs of $0.2 million and recorded a gain of approximately $2.2 million. Rental income was $0.8 million for the year ended December 31, 2021 and $0.7 million for both the years ended December 31, 2020 and 2019, respectively.

2020 Asset Dispositions

Brookdale Disposition

In January 2020, we sold a portfolio of eight assisted living properties located in Arizona (4), Tennessee (3) and South Carolina (1) to Brookdale Senior Living for cash consideration of $39.3 million pursuant to the exercise of its option to purchase the properties. These properties were classified in assets held for sale on the Consolidated Balance Sheet as of December 31, 2019. We recorded a gain of $20.8 million from the sale. We recognized rental income from this portfolio of $0.2 million and $4.3 million for the years ended December 31, 2020 and 2019, respectively.

Bickford

In February 2020, we disposed of two assisted living properties previously classified as held for sale in exchange for a term note of $4.0 million from the buyer, Bickford. The note, which is due February 2025 and bears interest at 7%, began amortizing on a twenty-five-year basis in January 2021.

Assets Held for Sale and Impairments of Real Estate

At December 31, 2021, we classified ten properties, including three transition properties, to assets held for sale on our Consolidated Balance Sheet. Rental income associated with these properties was $5.4 million, $8.0 million and $8.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

In 2021, we recorded $5.9 million in impairment charges on two properties that were sold during the year. We recorded impairment charges of $39.5 million on seven properties that were classified to assets held for sale during the year and $6.4 million on one transitioning property held in use. These impairment charges are included in “Loan and realty losses” in the Consolidated Statement of Income. In 2019, we recognized an impairment loss of $2.5 million, related to the disposition of two Bickford properties located in Indiana.

We reduced the carrying values of the impaired properties to their estimated fair values or, with respect to the properties classified as held for sale, to their estimated fair value less costs to sell. To estimate the fair values of the properties, we utilized a market approach which considered binding agreements for sales (Level 1 inputs), non-binding offers to purchase from unrelated third parties and/or broker quotes of estimated values (Level 3 inputs), and/or independent third-party valuations (Level 1 and 3 inputs).

2022 Asset Disposition

HCA

In January 2022, we sold a medical office building located in Texas for approximately $5.1 million in cash consideration, and incurred $0.3 million of transaction costs, resulting in a gain of approximately $3.0 million. The property was classified as assets held for sale on the Consolidated Balance Sheet as of December 31, 2021. Revenue for this property was $0.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Major Tenants

The following table contains information regarding tenant concentration in our portfolio, including properties classified as held for sale, $2.6 million for our corporate office and a credit loss reserve balance of $5.2 million, based on the percentage of revenues for the years ended December 31, 2021, 2020 and 2019 related to tenants or affiliates of tenants, that exceed 10% of total revenue ($ in thousands):

	as of December 31, 2021			Revenues[1]
	Asset	Real	Notes	Year Ended December 31,
	Class	Estate[2]	Receivable	2021		2020		2019

Senior Living Communities	EFC	$573,631	$42,266	$50,726	17%	$50,734	15%	$48,450	15%
National HealthCare Corporation	SNF	171,188	—	37,735	12%	37,820	11%	38,131	12%
Bickford Senior Living	ALF	490,308	40,599	34,599	12%	49,451	15%	56,210	17%
Holiday[3]	ILF	377,735	—	N/A	N/A	40,705	12%	40,459	13%
All others, net	Various	1,414,475	222,297	164,017	55%	144,448	44%	129,033	41%
Escrow funds received from tenants
for property operating expenses	Various	—	—	11,638	4%	9,653	3%	5,798	2%
		$3,027,337	$305,162	$298,715		$332,811		$318,081

1 Includes interest income on notes receivable
2 Amounts reflect gross investment and include four Bickford properties held for sale and one Holiday property held for sale.
3 Below 10% for year ended December 31, 2021, as such revenues are included in All others, net

At December 31, 2021, the two states in which we had an investment concentration of 10% or more were South Carolina, (11.6%) and Texas (10.3%). At December 31, 2020, the two states in which we had an investment concentration of 10% or more were South Carolina (10.9%) and Texas (10.5%).

Senior Living Communities

As of December 31, 2021, we leased ten retirement communities totaling 2,068 units to Senior Living Communities, LLC (“Senior Living”). The 15-year master lease, which began in December 2014, contains two renewal options of five years each and provides for an annual escalator of 3% effective January 1, 2019. Straight-line rent revenue of $2.5 million, $4.3 million and $4.9 million was recognized from the Senior Living Communities lease for the years ended December 31, 2021, 2020 and 2019, respectively.

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

The 1991 lease expiration is December 31, 2026. There are two additional five-year renewal options, each at fair rental value as negotiated between the parties and determined without including the value attributable to any improvements to the leased property voluntarily made by NHC at its expense. Under the terms of the 1991 lease, the base annual rental is $30.8 million and rent escalates by 4% of the increase, if any, in each facility’s revenue over a 2007 base year. The 2013 lease provides for a base annual rental of $3.5 million and has a lease expiration of August 2028. Under the terms of the 2013 lease, rent escalates 4% of any increase in each facility’s revenue over the 2014 base year. For both the 1991 lease and the 2013 lease, we refer to this additional rent component as “percentage rent.” During the last three years of the 2013 lease, NHC will have the option to purchase the facilities for $49.0 million.

The following table summarizes the percentage rent income from NHC ($ in thousands):

	Year Ended December 31,
	2021	2020	2019
Current year	$3,536	$3,687	$3,650
Prior year final certification[1]	(5)	(14)	334
Total percentage rent income	$3,531	$3,673	$3,984
1 For purposes of the percentage rent calculation described in the master lease agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

Two of our board members, including our chairman, are also members of NHC’s board of directors. As of December 31, 2021, NHC owned 1,630,642 shares of our common stock.

Bickford Senior Living

As of December 31, 2021, we leased 38 facilities, excluding four facilities classified as assets held for sale, under four master leases to Bickford Senior Living. Lease maturity dates range from 2023 through 2033. Straight-line rent revenue of $1.7 million, $2.8 million and $4.5 million was recognized from the Bickford leases for the years ended December 31, 2021, 2020 and 2019, respectively. As previously discussed, we disposed of six properties that were leased to Bickford in 2021. As discussed more fully in Note 8, we granted lease concessions to Bickford in 2021 and 2020 as a result of the COVID-19 pandemic.

Holiday

As of December 31, 2021, we leased 16 ILFs, excluding one property classified as assets held for sale, to Holiday. The master lease, which matures in 2035, provides for annual lease escalators beginning November 1, 2020, with a floor of 2% and a ceiling of 3%. Straight-line rent revenue of $5.3 million, $6.5 million, and $6.6 million was recognized from the Holiday lease for the years ended December 31, 2021, 2020 and 2019, respectively. As previously discussed, we disposed of nine properties that were leased to Holiday in 2021.

On July 30, 2021, Welltower completed the acquisition of a portfolio of legacy Holiday properties from Fortress Investment Group and a new agreement with Atria Senior Living to assume operations of the Holiday portfolio. These transactions resulted in a Welltower-controlled subsidiary becoming the tenant under our existing master lease for the NHI-owned Holiday real estate assets. We have received no rent due under the master lease for these facilities since this change in tenant ownership occurred. Accordingly, we have placed the tenant on cash basis and filed suit against Welltower, Inc. and certain subsidiaries for default under the master lease. Rent due but uncollected and unrecognized for the year ended December 31, 2021, excluding penalties and interest, totaled $11.4 million. As of December 31, 2021, we have a lease deposit of $8.8 million. See Note 8. Commitment and Contingencies for more detail regarding litigation.

Other Portfolio Activity

Tenant Transitioning

Nine properties were transitioned during 2019 to five new tenants following a period of non-compliance by the former operators. We recognized rental income from these nine properties of $3.0 million, $4.6 million and $3.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. As previously noted, we recognized real estate impairment charges on four of the transition properties, of which three of the properties were classified as assets held for sale on our Consolidated Balance Sheet as of December 31, 2021. No properties were transitioned during 2021 or 2020.

Purchase Options

Certain of our leases contain purchase options allowing tenants to acquire the leased properties. At December 31, 2021, we had a net investment of $12.4 million in two real estate properties, included in assets held for sale, which are subject to exercisable tenant purchase options. Tenant purchase options on ten properties in which we had an aggregate net investment of $89.8 million at December 31, 2021, become exercisable between 2022 and 2028.

Rental income from leased properties with tenant purchase options either currently exercisable or exercisable in the future was $12.8 million, $12.3 million and $12.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. We cannot reasonably estimate at this time the probability that these purchase options will be exercised in the future. Consideration to be received from the exercise of any tenant purchase option is expected to exceed our net investment in the leased property or properties.

In June 2021, we received notification of a tenant’s intention to acquire, pursuant to a purchase option, a hospital located in California. The purchase option calls for a minimum purchase price of $15.0 million with any appreciation above $15.0 million to be split evenly between the parties. The net investment at December 31, 2021 was $13.6 million and was classified in assets held for sale on the Consolidated Balance Sheet as of December 31, 2021. Rental income was $1.9 million, for the years ended December 31, 2021, 2020 and 2019, respectively. The transaction will close no earlier than one year after the receipt of the notice of exercise.

Future Minimum Lease Payments

Future minimum lease payments to be received by us under our operating leases at December 31, 2021 are as follows ($ in thousands):

Year Ending December 31,
2022	$268,096
2023	261,788
2024	258,381
2025	259,664
2026	263,620
Thereafter	1,092,671
$2,404,220

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

	Year Ended December 31,
	2021	2020	2019
Lease payments based on fixed escalators, net of deferrals	$241,172	$272,630	$262,178
Lease payments based on variable escalators	4,662	5,501	4,967
Straight-line rent income	14,603	20,411	22,084
Escrow funds received from tenants for property operating expenses	11,638	9,653	5,798
Amortization of lease incentives	(1,026)	(987)	(845)
Rental income	$271,049	$307,208	$294,182

Note 4. Mortgage and Other Notes Receivable

At December 31, 2021, our investments in mortgage notes receivable totaled $230.9 million secured by real estate and other assets of the borrower (e.g., UCC liens on personal property) related to 14 facilities and other notes receivable totaled $74.2 million substantially all of which are guaranteed by significant parties to the notes or by cross-collateralization of properties with the same owner. At December 31, 2020, our investments in mortgage notes receivable totaled $259.5 million and other notes receivable totaled $37.9 million. These balances exclude a credit loss reserve of $5.2 million and $4.9 million at December 31, 2021 and 2020, respectively. All of our notes were on full accrual basis at December 31, 2021 and 2020, respectively.

2021 Mortgage and Other Notes Receivable

Montecito Medical Real Estate

In April 2021, the Company entered into a $50.0 million mezzanine loan and security agreement with Montecito Medical Real Estate for a new fund that will invest in medical real estate, including medical office buildings, throughout the United States. Amounts under the loan agreement will be funded as real estate investments are identified for acquisition. Borrowings under the loan agreement will bear interest at an annual rate of 9.5% and accrue an additional 2.5% in interest to be paid upon certain future events including repayments, sales of fund investments, and refinancings. Funds drawn in accordance with this agreement are required to be repaid on a per-investment basis five years from deployment of the funds for the applicable investment and includes two one-year extensions. At December 31, 2021, we had funded $12.3 million of our commitment that was used to acquire six medical related facilities for a combined purchase price of approximately $60.3 million.

Vizion Health - Brookhaven

In May 2021, we provided a $20.0 million, five year loan to Vizion Health-Brookhaven, LLC to finance the acquisition of healthcare operations, including the real and personal property of a behavioral hospital we acquired as discussed in Note 3. The loan requires monthly principal and interest payments and bears an initial annual interest rate of 8.5% with fixed annual escalators of 2.5% beginning June 1, 2022. Initial principal loan repayments are equal to 90% of the excess cash flow with a monthly minimum as defined in the agreement. Principal repayments are reduced to 50% of the excess cash flow once the outstanding loan balance is reduced below $15.0 million.

Navion Senior Solutions

In May 2021, we provided a ten-year corporate loan to Navion for $3.6 million. The loan requires interest-only payments at an annual interest rate of 8% until June 1, 2024, and gives us first option to provide permanent development financing for a future project.

Bickford

As part of the sale of six properties to Bickford discussed in Note 3, we executed a $13.0 million second mortgage as a component of the purchase price consideration. The loan is secured by a security interest in the portfolio that is subordinate only to the first mortgage on the portfolio held by a third party. This second mortgage note receivable bears interest at a 10% annual rate and matures in April 2026. As amended, payments of principal and interest commencing in April 2022, are required based on a 15-year amortization schedule. In addition, the interest rate will be reset to 8% if Bickford prepays approximately $5.3 million in principal prior to December 31, 2022. Interest income was $0.9 million for the year ended December 31, 2021.

Given the size of the Company financing provided relative to the purchase price, its subordination to the first mortgage outstanding and the ongoing negative impact of the COVID-19 pandemic on Bickford’s operating results, we did not include this note receivable in the determination of the gain to be recognized upon sale of the portfolio in accordance with the provisions of ASC 610-20, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets. Therefore, this note receivable is not reflected in “Mortgage and other notes receivable, net” in the Consolidated Balance Sheet as of December 31, 2021. We will re-evaluate the collectability of this note receivable each reporting period and recognize the note receivable and related deferred gain at such time the note receivable is considered probable of collection in accordance with ASC 610-20.

2020 Mortgage and Other Notes Receivable

During the year ended December 31, 2020 we made the following note receivable investments and commitments as described below ($ in thousands):

Operator	Date	Properties	Asset Class	Amount	Funded[1]	Remaining
Timber Ridge OpCo (See Note 5)	Q1 2020	1	SHO	$5,000	$—	$5,000
Bickford Senior Living (See Note 3)	Q1 2020	2	SHO	4,000	(4,000)	—
Bickford Senior Living	Q2 2020	1	SHO	14,200	(7,955)	6,245
Watermark Retirement	Q2 2020	2	SHO	5,000	(3,307)	1,693
Encore Senior Living	Q4 2020	1	SHO	22,200	(17,708)	4,492
				$50,400	$(32,970)	$17,430
[1]Amounts as of December 31, 2021

Watermark Retirement

In June 2020, we provided a $5.0 million loan commitment to Watermark Retirement to provide working capital liquidity in connection with the renewal of an existing lease on two continuing care retirement communities. The total funded amount on the loan was $3.3 million as of December 31, 2021.

Encore Senior Living

In November 2020, we committed to providing first mortgage financing to Encore for up to $22.2 million to construct, a 110-unit independent living, assisted living and memory care community in Sussex, Wisconsin. The approximate four year loan has an annual interest rate of 8.5% and two one year extensions. The agreement includes a purchase option, effective upon stabilization of the facility. Additional security on the loan includes personal and corporate guarantees and the funding of a $4.9 million working capital escrow. The total amount funded on the note was $17.7 million as of December 31, 2021.

2022 Mortgage and Other Notes Receivable

In January 2022, we entered into an agreement to fund a $28.5 million development loan with Encore to construct, a 108-unit assisted living and memory care community in Fitchburg, Wisconsin. The four-year loan agreement has an annual interest rate of 8.5% and two one-year extensions. We have a purchase option on the property once it has stabilized.

Other Activity

Bickford Senior Living

As of December 31, 2021, we had commitments of $42.9 million in three construction loans to Bickford. At December 31, 2021, we had funded $36.7 million toward these commitments. The construction loans are secured by first mortgage liens on substantially all real and personal property as well as a pledge of any and all leases or agreements which may grant a right of use to the property. Usual and customary covenants extend to the agreements, including the borrower’s obligation for payment of insurance and taxes. NHI has a fair market value purchase option on the properties at stabilization of the underlying operations. On these development projects, Bickford, as borrower, is entitled to up to $2.0 million per project in incentives based on the achievement of predetermined operational milestones and, if funded, will increase NHI's future purchase price and eventual NHI lease payment.

Life Care Services - Sagewood

In December 2018, we entered into an agreement to lend LCS-Westminster Partnership IV LLP (“LCS-WP IV”), an affiliate of LCS, the manager of the facility, up to $180.0 million. The loan took the form of two notes under a master credit agreement. The senior note (“Note A”) totals $118.8 million at a 7.25% interest rate with 10 basis-point annual escalators after three years and has a term of 10 years. We have funded $110.8 million and $98.8 million of Note A as of December 31, 2021 and 2020, respectively. Note A is interest-only and was locked to prepayment until January 2021. After 2020, the prepayment penalty started at 2% and declines to 1% in 2022. The second note (“Note B”) was a construction loan for up to $61.2 million at an annual interest rate of 8.5% and carried a maturity of five years. During the year ended December 31, 2021, LCS-WP IV repaid the fully drawn Note B principal balance of $61.2 million. As a result, we recognized the remaining Note B commitment fee of $0.4 million in “Interest income and other” during the year ended December 31, 2021.

Life Care Services - Timber Ridge

In February 2015, we entered into a loan agreement in which the proceeds were used to fund the construction of Phase II of Timber Ridge at Talus, a Type-A continuing care retirement community in Issaquah, Washington. The outstanding balance due from LCS-Westminster Partnership III LLP (“LCS-WP III”), an affiliate of LCS and the manager of the facility, was $59.3 million as of January 31, 2020, when we acquired the property. Timber Ridge PropCo assumed the debt (see Note 3) which was increased to $81.0 million as part of the transaction. To provide working capital in support of the CCRC’s entry-fee model, NHI agreed to supply a revolving line of credit permitting draws up to a maximum of $5.0 million. Because of our control of Timber Ridge PropCo, we consolidate its assets, liabilities, noncontrolling interest and operations in our consolidated financial statements. See Note 5 for more information about our equity-method investment in Timber Ridge OpCo.

Senior Living Communities

We provided a $20.0 million revolving line of credit whose borrowings are to be used primarily to finance construction projects within the Senior Living portfolio, including building additional units. No more than $10.0 million may be used to meet general working capital needs. Beginning January 1, 2023, availability under the revolver reduces to $15.0 million. The revolver matures in December 2029 at the time of lease maturity. The outstanding balance under the facility at December 31, 2021 and 2020, was $9.6 million and $11.3 million, respectively and bears interest at 7.52% per annum, the prevailing 10-year U.S. Treasury rate plus 6%.

On July 31, 2020, Senior Living Communities repaid two fully drawn mezzanine loans of $12.0 million and $2.0 million, respectively. The purpose of the mezzanine loans were to partially fund construction of a 186-unit senior living campus on Daniel Island in South Carolina. The loans bore interest, payable monthly, at a 10% annual rate.

In June 2019, we provided a mortgage loan of $32.7 million to Senior Living for the acquisition of a 248-unit continuing care retirement community in Columbia, South Carolina. The financing is for a term of five years with two one year extensions and carries an interest rate of 7.25%. Additionally, the loan conveys to NHI a purchase option at a stated minimum price of $38.3 million, subject to adjustment for market conditions.

Credit Loss Reserve

Our principal measures of credit quality, except for construction mortgages, are debt service coverage for amortizing loans and interest or fixed charge coverage for non-amortizing loans collectively (“Coverage”). A Coverage ratio provides a measure of the borrower’s ability to make scheduled principal and interest payments. The Coverage ratios presented in the following table have been calculated utilizing the most recent date for which data is available, September 30, 2021, using EBITDARM (earnings before interest, taxes, depreciation, amortization, rent and management fees) and the requisite debt service, interest service or fixed charges, as defined in the applicable loan agreement. We categorize Coverage into three levels: (i) more than 1.5x, (ii) between 1.0x and 1.5x, and (iii) less than 1.0x. We update the calculation of coverage on a quarterly basis. Coverage is not a meaningful credit quality indicator for construction mortgages as either these developments are not generating any operating income, or they have insufficient operating income as occupancy levels necessary to stabilize the properties have not yet been achieved. We measure credit quality for these mortgages by considering the construction and stabilization timeline and the financial condition of the borrower as well as economic and market conditions. As of December 31, 2021, we did not have any construction loans that we considered underperforming. The tables below present outstanding note balances as of December 31, 2021 at amortized cost.

We consider the guidance in ASC 310-20 when determining whether a modification, extension or renewal constitutes a current period origination. The credit quality indicator as of December 31, 2021, is presented below for the amortized cost, net by year of origination of ($ in thousands):

	2021	2020	2019	2018	2017	Prior	Total
Mortgages
more than 1.5x	$—	$25,579	$9,018	$138,932	$—	$4,331	$177,860
between 1.0x and 1.5x	—	—	—	—	—	—	—
less than 1.0x	—	3,944	39,123	—	—	10,000	53,067
No coverage available	—	—	—	—	—	—	—
	—	29,523	48,141	138,932	—	14,331	230,927
Mezzanine
more than 1.5x	3,568	—	—	—	—	10,159	13,727
between 1.0x and 1.5x	32,385	—	—	—	—	—	32,385
less than 1.0x	—	—	—	—	—	14,500	14,500
No coverage available	—	—	750	—	—	—	750
	35,953	—	750	—	—	24,659	61,362
Revolver
more than 1.5x							—
between 1.0x and 1.5x							12,873
less than 1.0x							—
							12,873
					Credit loss reserve		(5,210)
							$299,952

Due to the economic uncertainty created by the COVID-19 pandemic and the potential impact on the collectability of our mortgages and other notes receivable, we forecasted at the beginning of the pandemic a 20% increase in the probability of a default and a 20% increase in the amount of loss from a default resulting in an effective adjustment of 44%.

The allowance for expected credit losses is presented in the following table for the year ended December 31, 2021 ($ in thousands):

Beginning balance January 1, 2021	$4,946
Additions for expected credit losses	457
Deduction for expected credit losses	(193)
Balance December 31, 2021	$5,210

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

We account for our investment in Timber Ridge OpCo under the equity method since we are not the primary beneficiary of Timber Ridge OpCo as our participating rights do not give us the power to direct the activities that most significantly impact its economic performance. Our equity share in the losses of Timber Ridge OpCo during the years ended December 31, 2021 and 2020, was $1.5 million and $3.1 million, respectively. During the year ended December 31, 2021, we received $1.2 million in cash distributions from Timber Ridge OpCo.

Under the equity method, we decrease the carrying value of our investment for losses in the entity and distributions to NHI for cumulative amounts up to and including our basis plus any commitments to fund operations. Our commitments are currently limited to the additional $5.0 million under the revolving credit facility. As of December 31, 2021, we have recognized our share of Timber Ridge OpCo’s operating losses in excess of our initial investment. These cumulative losses of $5.0 million in excess of our original basis are included in “Accounts payable and accrued expenses” in our Consolidated Balance Sheet as of December 31, 2021. Excess unrecognized equity method losses were $1.0 million as of December 31, 2021.

The Timber Ridge property is subject to mortgages granted to early residents secured by a Deed of Trust and Indenture of Trust (the “Deed and Indenture”). Subsequent to these early transactions, the practice was discontinued at Timber Ridge. As part of our acquisition, Timber Ridge PropCo acquired the Timber Ridge property and a subordination agreement was entered into pursuant to which the Trustee acknowledged and confirmed that the security interests created under the Deed and Indenture were subordinate to any security interests granted in connection with the loan made by NHI to Timber Ridge PropCo. In addition, by terms of the resident loan assumption agreement, during the term of the lease (seven years with two renewal options), Timber Ridge OpCo is to indemnify Timber Ridge PropCo for any repayment by Timber Ridge PropCo of these liabilities under the guarantee. As a result of the subordination and resident loan assumption agreements, a liability was not recorded for the resident loan obligation upon acquisition and as of December 31, 2021. With the periodic settlement of some of the outstanding resident loans in the normal course of entrance-fee operations, the balance secured by the Deed and Indenture has been reduced to $15.2 million at December 31, 2021.

Note 6. Other Assets

Other assets consist of the following ($ in thousands):

	December 31, 2021	December 31, 2020
Accounts receivable and prepaid expenses	$3,210	$2,594
Lease incentive payments, net	9,545	9,782
Regulatory escrows	6,208	6,208
Restricted cash	2,073	2,999
	$21,036	$21,583

Note 7. Debt

Debt consists of the following ($ in thousands):

	December 31, 2021	December 31, 2020
Revolving credit facility - unsecured	$—	$298,000
Bank term loans - unsecured	375,000	650,000
Senior notes - unsecured, net of discount of $2,921	397,079	—
Private placement term loans - unsecured	400,000	400,000
Fannie Mae term loans - secured, non-recourse	77,038	95,354
Convertible senior notes - unsecured	—	60,000
Unamortized loan costs	(6,234)	(4,069)
	$1,242,883	$1,499,285

Aggregate principal maturities of debt as of December 31, 2021 for each of the next five years and thereafter are included in the table below. These maturities do not include the impact of any debt incurred or repaid subsequent to December 31, 2021 ($ in thousands):

For The Year Ending December 31,
2022	$75,389
2023	475,408
2024	75,425
2025	125,816
2026	—
Thereafter	497,079
1,249,117
Less: unamortized loan costs	(6,234)
$1,242,883

Unsecured revolving credit facility and bank term loans

Our unsecured bank credit facility consists of two term loans – $75.0 million maturing in August 2022 and $300.0 million maturing in September 2023 - and a $550.0 million revolving credit facility that was initially scheduled to mature in August 2021. In April 2021, the Company elected to exercise the extension option on the revolving credit facility available after payment of a 10 basis point extension fee totaling $0.6 million, extending the maturity of the revolver to August 2022. We plan to execute a multiple year extension of our revolving credit facility prior to the August 2022 maturity date, which is discussed in more detail in the “Unsecured revolving credit facility and bank term loans renewal” section below. Should we experience a delay in executing the new credit facility, some combination of cash on hand, proceeds from recent and planned asset sales and operating cash flows is expected to be used to pay off the $75.0 million term loan at its maturity in August 2022. We had swap agreements to fix the interest rates on $400.0 million of term loans that matured December 31, 2021.

In January 2021, we repaid a $100.0 million term loan that was entered into July 2020 with the net proceeds from the 2031 Senior Notes offering discussed below. The term loan bore interest at a rate of 30-day LIBOR (with a 50 basis point floor) plus 185 basis points (“bps”), based on our current leverage ratios. Upon repayment, the Company expensed approximately $1.9 million of deferred financing costs associated with this loan which is included in “Loss on early retirement of debt” in our Consolidated Statement of Income for the year ended December 31, 2021.

The revolving facility fee is currently 25 bps per annum, and based on our current credit ratings, the facility presently provides for floating interest on the revolver and the term loans at 30-day LIBOR plus 120 bps and a blended 127 bps, respectively. At December 31, 2021 and December 31, 2020, 30-day LIBOR was 10 and 14 bps, respectively.

At December 31, 2021, we had $550.0 million available to draw on the revolving portion of our credit facility, subject to usual and customary covenants. Among other stipulations, the unsecured credit facility agreement requires that we maintain certain financial ratios within limits set by our creditors. At December 31, 2021, we were in compliance with these ratios.

Pinnacle Bank is a participating member of our banking group. A member of NHI’s Board of Directors and chairman of our audit committee is also the chairman of Pinnacle Financial Partners, Inc., the holding company for Pinnacle Bank. NHI’s local banking transactions are conducted primarily through Pinnacle Bank.

Unsecured revolving credit facility and bank term loans renewal

We are negotiating with the banks comprising the lending syndicate under the Credit Agreement the significant terms for a new credit agreement that will provide us with a senior unsecured revolving credit facility that will replace the existing facility. We have received firm commitment letters from three banks representing $345.0 million.

Senior Notes 2031

On January 26, 2021, we issued $400.0 million aggregate principal amount of 3.00% senior notes that mature on February 1, 2031 and pay interest semi-annually on February 1 and August 1 of each year, beginning on August 1, 2021 (the “2031 Senior Notes”). The 2031 Senior Notes were sold at an issue price of 99.196% of face value before the underwriters’ discount. Our net proceeds from the 2031 Senior Notes offering, after deducting underwriting discounts and expenses, were approximately $392.3 million. We used the net proceeds from the 2031 Senior Notes offering to repay our $100.0 million term loan that was entered into in July 2020 and reduce borrowings outstanding under our revolving credit facility.

The 2031 Senior Notes are subject to affirmative and negative covenants, including financial covenants. As of December 31, 2021 we were in compliance with all these covenants.

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

Fannie Mae term loans

In March 2015 we obtained $78.1 million in Fannie Mae financing. The term debt financing consists of interest-only payments at an annual rate of 3.79% and a 10-year maturity. On December 23, 2021, we repaid two Fannie Mae term loans with a combined balance of $17.9 million, plus accrued interest of $0.1 million. The payoff included a prepayment fee of $1.5 million, which is reflected in the line item “Loss on early retirement of debt” in our Consolidated Statements of Income for the year ended December 31, 2021. The remaining mortgages are non-recourse and secured by eleven properties leased to Bickford.

In a December 2017 acquisition, we assumed additional Fannie Mae debt that amortizes through 2025 when a balloon payment will be due, is subject to prepayment penalties until 2024, bears interest at a nominal rate of 4.6%, and has remaining balance of $16.9 million at December 31, 2021. Collectively, these notes are secured by 12 facilities having a net book value of $110.5 million, excluding one property in assets held for sale at December 31, 2021.

Repayment of HUD mortgage loans

In the fourth quarter of 2020, we repaid ten HUD mortgage loans with a combined balance of $42.6 million, plus accrued interest of $0.2 million. The payoff included a prepayment fee of $1.6 million and the recognition of the unamortized discount and deferred financing cost of $1.2 million and $1.1 million, respectively, which are reflected in the line item “Loss on early retirement of debt” in our Consolidated Statements of Income for the year ended December 31, 2020.

Convertible senior notes

On April 1, 2021, our 3.25% senior unsecured convertible notes (the “Convertible Notes”) issued March 2014 matured. The Company paid $67.1 million, including accrued interest of $1.0 million and a $6.1 million conversion premium, to retire the Convertible Notes. The conversion premium was recorded as a reduction of “Capital in excess of par value” in our Consolidated Balance Sheet as of December 31, 2021.

In December 2019, through the issuance of common stock and cash we retired $60.0 million of the remaining $120.0 million of convertible notes outstanding at that time. Total consideration given in the exchange of $73.1 million included the issuance of 626,397 shares of NHI common stock with a fair value of $51.0 million and cash disbursed of $22.1 million. The consideration was allocated as $60.3 million to the note retirement with the remaining expenditure of $12.8 million allocated to retirement of the equity feature of the notes. A loss of $0.8 million for the year ended December 31, 2019, resulted from the excess allocation of cash expenditures over the book value of the notes retired, net of discount and issuance costs.

Interest Rate Swap Agreements

On December 31, 2021, our $400.0 million interest rate swap agreements in place to hedge against fluctuations in variable interest rates applicable to our bank loans matured. The matured swaps had an average interest rate of 1.92%. In June 2020,$210.0 million notional amount of swaps matured.

If the fair value of the hedge was an asset, we include it in our Consolidated Balance Sheets in the line item “Other assets”, and, if a liability, as a component of “Accounts payable and accrued expenses”. See Note 12 for fair value disclosures about our interest rate swap agreements. Net liability balances for our hedges included as components of “Accounts payable and accrued expenses” on December 31, 2020 were $7.1 million. The following table summarizes interest expense ($ in thousands):

	Year Ended December 31,
	2021	2020	2019
Interest expense on debt at contractual rates	$40,866	$43,458	$53,923
Losses reclassified from accumulated other
comprehensive income into interest expense	7,286	6,330	(791)
Capitalized interest	(40)	(254)	(399)
Amortization of debt issuance costs, debt discount and other	2,698	3,348	3,566
Total interest expense	$50,810	$52,882	$56,299

Note 8. Commitments, Contingencies and Uncertainties

In the normal course of business, we enter into a variety of commitments, typically consisting of funding of revolving credit arrangements, construction and mezzanine loans to our operators to conduct expansions and acquisitions for their own account classified below as loan commitments, and commitments for the funding of construction for expansion or renovation to our existing properties under lease classified below as development commitments. In our leasing operations, we offer to our tenants and to sellers of newly acquired properties a variety of inducements which originate contractually as contingencies but which may become commitments upon the satisfaction of the contingent event. Contingent payments earned will be included in the respective lease bases when funded. The tables below summarize our existing, known commitments and contingencies as of December 31, 2021 according to the nature of their impact on our leasehold or loan portfolios ($ in thousands):

	Asset Class	Type	Total	Funded	Remaining
Loan Commitments:
LCS Sagewood Note A	SHO	Construction	$118,800	$(110,794)	$8,006
Bickford Senior Living	SHO	Construction	42,900	(36,655)	6,245
Encore Senior Living	SHO	Construction	22,200	(17,708)	4,492
Senior Living Communities	SHO	Revolving Credit	20,000	(9,566)	10,434
Encore Senior Living	SHO	Construction	10,800	(9,071)	1,729
Timber Ridge OpCo	SHO	Working Capital	5,000	—	5,000
Watermark Retirement	SHO	Working Capital	5,000	(3,307)	1,693
Montecito Medical Real Estate	MOB	Mezzanine Loan	50,000	(12,320)	37,680
			$274,700	$(199,421)	$75,279

See Note 4 and Note 5 to our consolidated financial statements for further details of our loan commitments. As provided above, loans funded do not include the effects of discounts or commitment fees.

The credit loss liability for unfunded loan commitments is estimated using the same methodology as for our funded mortgage and other notes receivable based on the estimated amount that we expect to fund. We applied the same COVID-19 pandemic adjustments as discussed in Note 4.

The liability for expected credit losses on our unfunded loans is presented in the following table for the year ended December 31, 2021 ($ in thousands):

Beginning balance January 1, 2021	$270
Provision for expected credit losses	685
Balance at December 31, 2021	$955

	Asset Class	Type	Total	Funded	Remaining
Development Commitments:
Woodland Village	SHO	Construction	$7,515	$(7,425)	$90
Senior Living Communities	SHO	Renovation	9,930	(9,930)	—
Discovery Senior Living	SHO	Renovation	900	(900)	—
Watermark Retirement	SHO	Renovation	6,500	(4,436)	2,064
Navion Senior Solutions	SHO	Renovation	3,650	(213)	3,437
Other	SHO	Various	2,850	(576)	2,274
			$31,345	$(23,480)	$7,865

In addition to the commitments listed above, one of our consolidated real estate partnerships has committed to funding up to $2.0 million toward the purchase of condominium units located at one of the facilities. As of December 31, 2021, we have funded $1.0 million toward the commitment.

As of December 31, 2021, we had the following contingent lease inducements which are generally based on the performance of facility operations and may or may not be met by the tenant ($ in thousands):

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

Revenues for the operators of our properties continue to be significantly impacted by occupancy. Building occupancy rates have been and may continue to be adversely affected by the COVID-19 pandemic if it continues to cause sustained negative trends such as early resident move-outs, delays in admitting new residents, or other collateral events. In addition, our operators may experience a material increase in their operating costs, including costs related to enhanced health and safety precautions and increased retention and recruitment labor costs among other measures. A decrease in occupancy or increase in costs could have a material adverse effect on the ability of our operators to meet their financial and other contractual obligations to us, including the payment of rent, as well as on our results of operations.

Throughout the pandemic to date, we have granted various rent concessions to tenants whose operations have been adversely affected by the pandemic. When applicable, we have elected not to apply the modification guidance under ASC 842 and have decided to account for the related concessions as variable lease payments, recorded as rental income when received. We will evaluate any rent deferral requests as a result of the COVID-19 pandemic on a tenant-by-tenant basis. The extent of future concessions we make as a result of the COVID-19 pandemic, which could have a material impact on our future operating results, cannot be reasonably or reliably projected by us at this time.

Our pandemic related rent concessions that will be accounted for as variable lease payments recognized upon receipt are shown in the following table ($ in thousands):

	2021 Activity			2020 Activity		Cumulative Totals
	Deferrals	Abatements	Collections	Deferrals	Abatements	Deferrals	Abatements	Collections
Bickford	$18,250	$—	$—	$3,750	$2,100	$22,000	$2,100	$—
Holiday	1,800	—	—	—	—	1,800	—	—
All Others	6,339	100	82	1,232	50	7,571	150	82
	$26,389	$100	$82	$4,982	$2,150	$31,371	$2,250	$82

The majority of the deferred amounts noted in the table above accrue interest starting at 8% per annum under the terms of each tenant’s deferral agreement.

In addition to the concessions noted above, we have agreed with Bickford to defer up to $4.0 million in deferrals in the first quarter of 2022. We have also reached agreement with three other tenants regarding additional rent deferrals of approximately $0.5 million for the first quarter of 2022. We anticipate some of our tenants may need additional rent deferrals to assist them with the ongoing impact of the pandemic on their operations. The timing and amount of any additional deferrals cannot yet be determined.

In 2021, we modified three leases with two operators that reset and reduced rental income by $1.6 million for the year ended December 31, 2021 and will reduce the rental income by approximately $4.2 million for each of the next two years.

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

East Lake Capital Management LLC

In June 2018, East Lake Capital Management LLC and certain related entities, including Regency (for three assisted living facilities in Tennessee, Indiana and North Carolina), filed suit against NHI in Texas seeking injunctive and declaratory relief and unspecified monetary damages. NHI responded with counterclaims and filed motions requesting the immediate appointment of a receiver and for pre-judgment possession. Resulting from these claims and counterclaims, on December 6, 2018, the parties entered into an agreement resulting in Regency vacating the facilities in December 2018. On September 22, 2021, all parties entered into an agreement whereby NHI was entitled to receive $0.4 million to settle all claims for this matter. The settlement amount was received in December 2021 and recognized in “Other income” in the Consolidated Statement of Income for the year ended December 31, 2021. In addition, we had approximately $0.3 million in liabilities recorded related to the facilities subject to the litigation that was reversed and recognized in “Interest income and other” for the year ended December 31, 2021.

Welltower, Inc.

In June 2021, Welltower announced that it would acquire certain assets from the senior housing portfolio of Holiday, a privately held senior living management company in which 17 senior living facilities were included in Holiday’s portfolio and are governed by a master lease originally executed between a Holiday subsidiary and NHI in 2013. We have received no rent due under the master lease for these facilities since this change in tenant ownership occurred.

On December 20, 2021, NHI and its subsidiaries NHI-REIT of Next House, LLC, Myrtle Beach Retirement Resident LLC, and Vorhees Retirement Residence LLC filed suit against Welltower, Inc., Welltower Victory II TRS LLC, and Well Churchill Leasehold Owner LLC (collectively the "Welltower Entities") in the Delaware Court of Chancery (Case No. 2021-1097-MTZ). In the litigation, we contend that the Welltower Entities have failed repeatedly to honor their legal obligations to NHI. In particular, we assert that the Welltower Entities acquired assets from a third party, Holiday Retirement, that included leases to NHI senior living facilities and fraudulently induced NHI to consent to the assignment of the leases, and then immediately failed to pay rent or provide a promised security agreement that was intended to secure against their default, all as part of an effort to pressure NHI to agree to new conditions outside the assignment agreement or force a sale of the properties to the Welltower Entities. The Litigation further asserts that the Welltower Entities currently owe unpaid contractual rent. Unpaid contractual rent, excluding penalties and interest, totaled $11.4 million for the year ended December 31, 2021.

Note 9. Equity and Dividends

At-the-Market (ATM) Equity Program

In March 2020 the Company entered into a new ATM equity offering sales agreement pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $500.0 million of the Company’s common shares through the ATM equity program. Upon entering into the new agreement, the Company terminated its previously existing ATM equity program, dated February 22, 2017. During the year ended December 31, 2021, we issued 661,951 common shares through the ATM program with an average price of $73.62, resulting in net proceeds after transaction costs of approximately $47.9 million. During the year ended December 31, 2020, 535,990 common shares were issued for $34.6 million in net proceeds after transactions cost.

Dividends

The following table summarizes dividends declared by the Board of Directors during the years ended December 31, 2021 and 2020:

Year Ended December 31, 2021
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
March 12, 2021	March 31, 2021	May 7, 2021	$1.1025
June 3, 2021	June 30, 2021	August 6, 2021	$0.90
August 6, 2021	September 30, 2021	November 5, 2021	$0.90
November 5, 2021	December 31, 2021	January 31, 2022	$0.90

Year Ended December 31, 2020
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
February 19, 2020	March 31, 2020	May 8, 2020	$1.1025
June 15, 2020	June 30, 2020	August 7, 2020	$1.1025
September 14, 2020	September 30, 2020	November 6, 2020	$1.1025
December 15, 2020	December 31, 2020	January 29, 2021	$1.1025

On February 16, 2022, the Board of Directors declared a $0.90 per share dividend to common stockholders of record on March 31, 2022, payable May 6, 2022.

Note 10. Share-Based Compensation

We recognize share-based compensation for all stock options granted over the requisite service period using the fair value of these grants as estimated at the date of grant using the Black-Scholes pricing model over the requisite service period using the market value of our publicly traded common stock on the date of grant.

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

The Company’s outstanding stock incentive awards have been granted under two incentive plans – the 2012 Stock Incentive Plan (“2012 Plan”) and the 2019 Stock Incentive Plan (“2019” Plan”). The individual option grant awards may vest over periods up to five years. The term of the options under the 2019 Plan is up to ten years from the date of grant. As of December 31, 2021, shares available for future grants totaled 2,117,336 all under the 2019 Plan.

Compensation expense is recognized only for the awards that ultimately vest. Accordingly, forfeitures that were not expected may result in the reversal of previously recorded compensation expense. The following is a summary of share-based compensation expense, net of forfeitures, included in “General and administrative expenses” in the Consolidated Statements of Income ($ in thousands):

	December 31, 2021	December 31, 2020	December 31, 2019
Non-cash share-based compensation expense	$8,415	$3,061	$3,646

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

Stock Options

The weighted average fair value of options granted was $14.54, $5.57 and $6.30 for December 31, 2021, 2020 and 2019, respectively. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	December 31, 2021	December 31, 2020	December 31, 2019
Dividend yield	6.7%	5.1%	5.5%
Expected volatility	48.1%	17.1%	18.2%
Expected lives	2.9 years	2.9 years	2.7 years
Risk-free interest rate	0.33%	1.30%	2.39%

Stock Option Activity

The following tables summarize our outstanding stock options, after giving effect to modifications of 83,334 options in November 2019 as, in substance, the forfeiture of old and issuance of new options concurrent with an employee’s retirement:

			Weighted Average
	Number	Weighted Average	Remaining
	of Shares	Exercise Price	Contractual Life (Years)
Outstanding December 31, 2018	920,346	$69.24
Options granted under 2012 Plan	685,334	$79.08
Options exercised under 2012 Plan	(501,664)	$71.52
Options forfeited under 2012 Plan	(100,002)	$73.89
Outstanding December 31, 2019	1,004,014	$74.35
Options granted under 2012 Plan	319,669	$90.79
Options granted under 2019 Plan	272,331	$89.76
Options exercised under 2012 Plan	(512,509)	$72.98
Options forfeited under 2012 Plan	(16,669)	$81.37
Options forfeited under 2019 Plan	(32,998)	$90.79
Outstanding December 31, 2020	1,033,838	$83.54
Options granted under 2012 Plan	12,500	$69.20
Options granted under 2019 Plan	639,500	$69.20
Options exercised under 2012 Plan	(20,000)	$60.52
Options forfeited under 2019 Plan	(13,333)	$90.79
Options outstanding, December 31, 2021	1,652,505	$78.10	3.37

Exercisable at December 31, 2021	1,169,991	$79.12	3.08

			Remaining
Grant	Number	Exercise	Contractual
Date	of Shares	Price	Life in Years
2/22/2017	55,331	$74.78	0.14
2/20/2018	88,170	$64.33	1.14
2/21/2019	313,504	$79.96	2.14
2/21/2020	536,000	$90.79	3.15
5/1/2020	7,500	$53.76	3.33
2/25/2021	652,000	$69.20	4.15
Options outstanding, December 31, 2021	1,652,505

Including outstanding stock options, our stockholders have authorized an additional 3,769,841 shares of common stock that may be issued under the share-based payments plans.

The following table summarizes our outstanding non-vested stock options:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested December 31, 2020	431,844	$5.79
Options granted under 2012 Plan	12,500	$14.54
Options granted under 2019 Plan	639,500	$14.54
Options vested under 2012 Plan	(212,838)	$5.18
Options vested under 2019 Plan	(388,492)	$6.98
Non-vested December 31, 2021	482,514	$7.51

As of December 31, 2021, unrecognized compensation expense totaling $1.8 million associated with unvested stock options is expected to be recognized over the following periods: 2022 - $1.6 million and 2023 - $0.2 million. Share-based compensation is included in “General and administrative expense” in the Consolidated Statements of Income.

At December 31, 2021, there was no material intrinsic value of stock options outstanding and exercisable. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2021, 2020 and 2019 was $0.2 million or $9.27 per share; $8.1 million or $15.84 per share, and $5.7 million or $11.28 per share, respectively.

Note 11. Earnings Per Common Share

The weighted average number of common shares outstanding during the reporting period is used to calculate basic earnings per common share. Diluted earnings per common share assume the exercise of stock options and the conversion of our convertible debt using the treasury stock method, to the extent dilutive. Dilution resulting from the conversion option within our convertible debt is determined by computing an average of incremental shares included in each quarterly diluted EPS computation. If our average stock price for the period is higher than the conversion price of our convertible debt, the conversion feature is considered dilutive.

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per common share ($ in thousands, except share and per share amounts):

	Year Ended December 31,
	2021	2020	2019
Net income attributable to common stockholders	$111,804	$185,126	$160,456

BASIC:
Weighted average common shares outstanding	45,714,221	44,696,285	43,417,828

DILUTED:
Weighted average common shares outstanding	45,714,221	44,696,285	43,417,828
Stock options	4,823	1,719	75,196
Convertible debt	10,453	—	210,224
Weighted average dilutive common shares outstanding	45,729,497	44,698,004	43,703,248

Net income attributable to common stockholders - basic	$2.45	$4.14	$3.70
Net income attributable to common stockholders - diluted	$2.44	$4.14	$3.67

Incremental anti-dilutive shares excluded:
Net share effect of stock options with an exercise price in excess of the
average market price for our common shares	383,716	390,596	4,678

Regular dividends declared per common share	$3.8025	$4.41	$4.20

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

Assets and liabilities measured at fair value on a recurring basis are as follows ($ in thousands):

		Fair Value Measurement
	Balance Sheet Classification	December 31, 2021	December 31, 2020
Level 2
Interest rate swap liability	Accounts payable and accrued expenses	$—	$(7,149)

Carrying amounts and fair values of financial instruments that are not carried at fair value at December 31, 2021 and December 31, 2020 in the Consolidated Balance Sheets are as follows ($ in thousands):

	Carrying Amount		Fair Value Measurement
	2021	2020	2021	2020
Level 2
Variable rate debt	$373,682	$945,078	$375,000	$948,000
Fixed rate debt	$869,201	$554,207	$858,124	$575,292

Level 3
Mortgage and other notes receivable, net	$299,952	$292,427	$314,821	$321,021

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

Carrying amounts of cash and cash equivalents and restricted cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. The fair value of our borrowings under our revolving credit facility and other variable rate debt are reasonably estimated at their notional amounts at December 31, 2021 and 2020, due to the predominance of floating interest rates, which generally reflect market conditions.
Note 13. Income Taxes

Beginning with our inception in 1991, we have elected to be taxed as a REIT under the Internal Revenue Code. We have recorded state income tax expense of $0.1 million related to a Texas franchise tax that has attributes of an income tax for each of the years ended December 31, 2021, 2020, and 2019. Some of our leases require taxes to be reimbursed by our tenants. State income taxes are combined in “Franchise, excise and other taxes” in our Consolidated Statements of Income.

The Company has a deferred tax asset, which is fully reserved through a valuation allowance, of $0.6 million and $0.9 million as of December 31, 2021 and 2020, respectively, as a result of its participation in the operations of a joint venture during the years 2012 through 2016, and Timber Ridge OpCo structured as a taxable REIT subsidiary (“TRS”) under provisions of the Internal Revenue Code. See Note 5 for a discussion of Timber Ridge OpCo.

The Company made state income tax payments of $0.1 million for each of the years ended December 31, 2021, 2020, and 2019.

Dividend payments to common stockholders for the last three years are characterized for tax purposes as follows on a per share basis:

(Unaudited)	December 31, 2021	December 31, 2020	December 31, 2019
Ordinary income	$2.87799	$3.50400	$4.20000
Capital gain	0.43890	0.10999	—
Return of capital	0.48562	0.79603	—
Dividends paid per common share	$3.8025	$4.41	$4.20

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Control and Procedures. As of December 31, 2021, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities and Exchange Act of 1934, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2021.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021. The Company’s independent registered public accounting firm, BDO USA, LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
National Health Investors, Inc.
Murfreesboro, Tennessee

Opinion on Internal Control over Financial Reporting

We have audited National Health Investors, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules and our report dated February 22, 2022 expressed an unqualified opinion thereon.

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
/s/ BDO USA, LLP

Nashville, Tennessee
February 22, 2022

ITEM 9B. OTHER INFORMATION.

None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Incorporated by reference from the information in our definitive proxy statement for the 2022 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 11.  EXECUTIVE COMPENSATION.

Incorporated by reference from the information in our definitive proxy statement for the 2022 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference from the information in our definitive proxy statement for the 2022 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Incorporated by reference from the information in our definitive proxy statement for the 2022 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Incorporated by reference from the information in our definitive proxy statement for the 2022 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)    (1)    Financial Statements

    The following financial statements are included in Item 8 of this Annual Report on Form 10-K and are filed as part of this report:

Report of Independent Registered Public Accounting Firm (BDO USA, LLP; Nashville, TN; PCAOB ID#243)
Consolidated Balance Sheets – At December 31, 2021 and 2020
Consolidated Statements of Income – Years ended December 31, 2021, 2020, and 2019
Consolidated Statements of Comprehensive Income – Years ended December 31, 2021, 2020, and 2019
Consolidated Statements of Cash Flows – Years ended December 31, 2021, 2020, and 2019
Consolidated Statements of Equity – Years ended December 31, 2021, 2020, and 2019
Notes to Consolidated Financial Statements

    (2)    Financial Statement Schedules

The Financial Statement Schedules are included here following the signature page.

    (3)    Exhibits

    Exhibits required as part of this report are listed in the Exhibit Index.

NATIONAL HEALTH INVESTORS, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

10.2	Amendment No. 5 to the Company’s Master Agreement to Lease with NHC (incorporated by reference to Exhibit 10.2 to Form 10-K dated March 10, 2006)
10.3	Amendment No. 6 to the Company’s Master Agreement to Lease with NHC (incorporated by reference to Exhibit 10.1 to Form 10-Q dated November 4, 2013)
10.4	Amended and Restated Amendment No. 6 to the Company’s Master Agreement to Lease with NHC (incorporated by reference to Exhibit 10.4 to Form 10-K filed February 14, 2014)
*10.5	2012 Stock Option Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement filed March 23, 2012)
10.6	Excepted Holder Agreement - W. Andrew Adams (incorporated by reference to Exhibit 10.6 to Form 10-K dated February 24, 2009)
10.7
Excepted Holder Agreement between the Company and Andrea Adams Brown with Schedule A identifying substantially identical agreements and setting forth the material details in which such agreements differ from this agreement (incorporated by reference to Exhibit 10.2 to Form 10-Q dated November 3, 2010)

10.8	Agreement with Care Foundation of America, Inc. (incorporated by reference to Exhibit 10.11 to Form 10-K dated February 22, 2010)
10.9	Extension of Master Agreement to Lease dated December 28, 2012 (incorporated by reference to Exhibit 10.22 to Form 10-K dated February 15, 2013)
10.10
Membership Interest Purchase Agreement dated as of June 24, 2013 among Care Investment Trust Inc., Care YBE Subsidiary LLC and NHI-Bickford RE, LLC (incorporated by reference to Exhibit 10.1 to Form 10-Q dated August 5, 2013)

10.11
Master Lease dated as of December 23, 2013 between NHI- REIT of Next House, LLC, Myrtle Beach Retirement Residence LLC and Voorhees Retirement Residence LLC, individually and collectively as Landlord, and NH Master Tenant LLC, as Tenant (incorporated by reference to Exhibit 10.2 to Form 8-K dated December 23, 2013)

10.12
Guarantee of Lease Agreement dated as of December 23, 2013 between NHI-REIT of Next House, LLC, Myrtle Beach Retirement Residence LLC and Voorhees Retirement Residence LLC, individually and collectively as Landlord, and Holiday AL Holdings, LP as Guarantor (Incorporated by reference to Exhibit 10.3 to Form 8-K dated December 23, 2013)

10.13
Purchase Agreement dated as of November 18, 2013 between the Registrant and certain subsidiaries of Holiday Acquisition Holdings LLC (Incorporated by reference to Exhibit 10.31 to Form 10-K filed February 18, 2014)

10.14	Amendment No. 7 to Master Agreement to Lease with NHC (Incorporated by reference to Exhibit 10.32 to Form 10-K filed February 14, 2014)
10.15
Asset Purchase Agreement dated December 1, 2014 with Senior Living Communities, LLC and certain of its affiliates, relating to the acquisition of a portfolio of eight retirement communities (Incorporated by reference to Exhibit 10.31 to Form 10-K filed February 17, 2015)

10.16
$225 million Note Purchase Agreement dated January 13, 2015 with Prudential Capital Group and certain of its affiliates (Incorporated by reference to Exhibit 10.32 to Form 10-K filed February 17, 2015)

*10.17	First amendment to 2012 Stock Incentive Plan (Incorporated by reference to Appendix A to Proxy Statement filed March 20, 2015)
10.18	Construction and Term Loan Agreement dated February 10, 2015 between the Company and LCS-Westminster Partnership (Incorporated by reference to Exhibit 10.21 to Form 10-K filed February 16, 2018)
10.19
Multifamily Loan and Security Agreement for Urbandale Bickford Cottage by and between Care YBE Subsidiary LLC, a Delaware limited liability company, and KeyBank National Association, a national banking association with Appendix 1 identifying substantially identical agreements and setting forth the material details in which such agreements differ from this agreement (Incorporated by reference to Exhibit 10.3 to Form 10-Q dated May 7, 2015)

10.20
Multifamily Loan and Security Agreement for Omaha II Bickford Cottage by and between Care YBE Subsidiary LLC, a Delaware limited liability company, and KeyBank National Association, a national banking association with Appendix 1 identifying substantially identical agreements and setting forth the material details in which such agreements differ from this agreement (Incorporated by reference to Exhibit 10.4 to Form 10-Q dated May 7, 2015)

10.21
Amendment to Note Purchase Agreement dated as of June 30,2015 among the Corporation, The Prudential Insurance Company of America and the other Purchasers named therein (Incorporated by reference to Exhibit 10.2 to Form 10-Q dated August 5, 2015)

*10.22
Amended and Restated Employment Agreement, dated as of February 15, 2019, by and between National Health Investors, Inc. and D. Eric Mendelsohn (Incorporated by reference to Exhibit 10.1 to Form 8-K dated February 22, 2019)

10.23
$50,000,000 of 8-year notes with a coupon of 3.99% and $50,000,000 of 10-year notes with a coupon of 4.33% to a private placement lender (Incorporated by reference to Exhibit 10.40 to Form 10-K filed February 18, 2016)

10.24
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

10.25	NHI PropCo, LLC Membership Interest Purchase Agreement (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 7, 2016)
10.26	$75,000,000 of 8-year notes with a coupon of 3.93% issued to a private placement lender (Incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 7, 2016)
10.27
Credit Agreement dated as of August 3, 2017 by and among National Health Investors, Inc., the Lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (Incorporated by reference to Exhibit 10.1 to Form 10-Q dated August 8, 2017)

10.28	Third Amendment to the Note Purchase Agreement dated as of November 3, 2015, made and entered into as of August 8, 2017 (Incorporated by reference to Exhibit 99.1 to Form 8-k filed August 14, 2017)

10.29	Fifth Amendment to Note Purchase Agreement dated January 13, 2015, made and entered into as of August 8, 2017 (Incorporated by reference to Exhibit 99.2 to Form 8-k filed August 14, 2017)
*10.30	Second Amendment to 2012 Stock Incentive Plan (Incorporated by reference to Appendix A to Proxy Statement filed March 20, 2018)
10.31
Amendment To Master Lease and Termination Of Guaranty dated as of November 5, 2018, by and among NHI-REIT of Next House, LLC, Myrtle Beach Retirement Residence LLC, Voorhees Retirement Residence LLC, NH Master Tenant LLC, and Holiday AL Holdings LP (Incorporated by reference to Exhibit 99.2 to Form 8-K filed November 6, 2018)

10.32
Term Loan Agreement dated as of September 17, 2018, by and among National Health Investors, Inc., the Lenders Party thereto, and Wells Fargo Bank, National Association as Administrative Agent (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 6, 2018)

10.33
Construction and Term Loan Agreement dated December 21, 2018 between the Company and LCS-Westminster Partnership IV, LLP (Incorporated by reference to Exhibit 10.36 to Form 10-K filed February 19, 2018)

*10.34	National Health Investors, Inc. 2019 Stock Incentive Plan (Incorporated by reference to Appendix A to Proxy Statement filed March 19, 2019)
*10.35
Separation Separation Agreement dated November 7, 2019, by and between National Health Investors, Inc. and Roger Hopkins dated November 7, 2019, by and between National Health Investors, Inc. and Roger Hopkins (Incorporated by reference to Exhibit 10.38 to Form 10-K filed February 19, 2020)

10.36
Composite Note Purchase Agreement Reflecting: First Amendment dated March 20,2015; Second Amendment dated June 30, 2015; Third Amendment to Note Purchase Agreement dated November 3, 2015; Fourth Amendment to Note Purchase Agreement dated August 15, 2016; and Fifth Amendment to Note Purchase Agreement dated August 8, 2017, in HTML format (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 19, 2020)

**10.37
Third Amendment to Master Lease effective as of August 19, 2021, by and between certain subsidiaries of the Company and Well Churchill Leasehold Owner LLC, as successor in interest to NH Master Tenant LLC, (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 25, 2021)

10.38
Fourth Amendment to Master Lease effective as of September 30, 2021, by and between certain subsidiaries of the Company and Well Churchill Leasehold Owner LLC, as successor in interest to NH Master Tenant LLC, (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 6, 2021)

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
** Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit.

ITEM 16. SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.
BY:/s/ D. Eric Mendelsohn
D. Eric Mendelsohn
DATE: February 22, 2022	President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. Eric Mendelsohn	President, Chief Executive Officer and Director	February 22, 2022
D. Eric Mendelsohn	(Principal Executive Officer)

/s/ John L. Spaid	Chief Financial Officer	February 22, 2022
John L. Spaid	(Principal Financial Officer)

/s/ David L. Travis	Chief Accounting Officer	February 22, 2022
David L. Travis	(Principal Accounting Officer)

/s/ W. Andrew Adams	Chairman of the Board	February 22, 2022
W. Andrew Adams

/s/ James R. Jobe	Director	February 22, 2022
James R. Jobe

/s/ Robert A. McCabe, Jr.	Director	February 22, 2022
Robert A. McCabe, Jr.

/s/ Robert T. Webb	Director	February 22, 2022
Robert T. Webb

/s/ Charlotte A. Swafford	Director	February 22, 2022
Charlotte A. Swafford

/s/ Robert G. Adams	Director	February 22, 2022
Robert G. Adams

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2021
($ in thousands)

				Costs
		Initial Cost to Company(C)		Capitalized					Date
			Buildings &	Subsequent to		Buildings &		Accumulated	Acquired/
	Encumbrances(A)	Land	Improvements	Acquisition	Land	Improvements	Total(D)	Depreciation(B)	Constructed
Skilled Nursing Facilities
Anniston, AL	$—	$70	$4,477	$—	$70	$4,477	$4,547	$3,666	10/17/1991
Moulton, AL	—	25	688	—	25	688	713	688	10/17/1991
Avondale, AZ	—	453	6,678	—	453	6,678	7,131	4,335	8/13/1996
Brooksville, FL	—	1,217	16,166	—	1,217	16,166	17,383	4,816	2/1/2010
Crystal River, FL	—	912	12,117	—	912	12,117	13,029	3,610	2/1/2010
Dade City, FL	—	605	8,042	—	605	8,042	8,647	2,396	2/1/2010
Hudson, FL (2 facilities)	—	1,290	22,392	—	1,290	22,392	23,682	12,357	Various
Merritt Island, FL	—	701	8,869	—	701	8,869	9,570	7,602	10/17/1991
New Port Richey, FL	—	228	3,023	—	228	3,023	3,251	901	2/1/2010
Plant City, FL	—	405	8,777	—	405	8,777	9,182	7,458	10/17/1991
Stuart, FL	—	787	9,048	—	787	9,048	9,835	7,900	10/17/1991
Trenton, FL	—	851	11,312	—	851	11,312	12,163	3,370	2/1/2010
Glasgow, KY	—	33	2,110	—	33	2,110	2,143	2,064	10/17/1991
Greenfield, MA	—	370	4,341	—	370	4,341	4,711	953	8/30/2013
Holyoke, MA	—	110	944	—	110	944	1,054	218	8/30/2013
Quincy, MA	—	450	710	—	450	710	1,160	152	8/30/2013
Taunton, MA	—	900	5,906	—	900	5,906	6,806	1,310	8/30/2013
Desloge, MO	—	178	3,804	—	178	3,804	3,982	3,804	10/17/1991
Joplin, MO	—	175	4,034	—	175	4,034	4,209	3,185	10/17/1991
Kennett, MO	—	180	4,928	—	180	4,928	5,108	4,784	10/17/1991
Maryland Heights, MO	—	150	4,790	—	150	4,790	4,940	4,658	10/17/1991
St. Charles, MO	—	420	5,512	—	420	5,512	5,932	5,512	10/17/1991
Manchester, NH (2 facilities)	—	790	20,077	—	790	20,077	20,867	4,334	8/30/2013
Epsom, NH	—	630	2,191	—	630	2,191	2,821	503	8/30/2013
Albany, OR	—	190	10,415	—	190	10,415	10,605	2,441	3/31/2014
Creswell, OR	—	470	8,946	—	470	8,946	9,416	1,993	3/31/2014
Forest Grove, OR	—	540	11,848	—	540	11,848	12,388	2,674	3/31/2014
Anderson, SC	—	308	4,643	—	308	4,643	4,951	4,483	10/17/1991
Greenwood, SC	—	174	3,457		174	3,457	3,631	3,245	10/17/1991
Laurens, SC	—	42	3,426	—	42	3,426	3,468	3,112	10/17/1991
Orangeburg, SC	—	300	3,714	—	300	3,714	4,014	1,294	9/25/2008
Athens, TN	—	38	1,463	—	38	1,463	1,501	1,364	10/17/1991

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2021
($ in thousands)

				Costs
		Initial Cost to Company(C)		Capitalized					Date
			Buildings &	Subsequent to		Buildings &		Accumulated	Acquired/
	Encumbrances(A)	Land	Improvements	Acquisition	Land	Improvements	Total(D)	Depreciation(B)	Constructed
Chattanooga, TN	—	143	2,309	—	143	2,309	2,452	2,295	10/17/1991
Dickson, TN	—	90	3,541	—	90	3,541	3,631	3,214	10/17/1991
Franklin, TN	—	47	1,130	—	47	1,130	1,177	1,130	10/17/1991
Hendersonville, TN	—	363	3,837	—	363	3,837	4,200	3,281	10/17/1991
Johnson City, TN	—	85	1,918	—	85	1,918	2,003	1,918	10/17/1991
Lewisburg, TN (2 facilities)	—	46	994	—	46	994	1,040	994	10/17/1991
McMinnville, TN	—	73	3,618	—	73	3,618	3,691	3,186	10/17/1991
Milan, TN	—	41	1,826	—	41	1,826	1,867	1,691	10/17/1991
Pulaski, TN	—	53	3,921	—	53	3,921	3,974	3,461	10/17/1991
Lawrenceburg, TN	—	98	2,900	—	98	2,900	2,998	2,429	10/17/1991
Dunlap, TN	—	35	3,679	—	35	3,679	3,714	3,111	10/17/1991
Smithville, TN	—	35	3,816	—	35	3,816	3,851	3,325	10/18/1991
Somerville, TN	—	26	677	—	26	677	703	677	10/19/1991
Sparta, TN	—	80	1,602	—	80	1,602	1,682	1,525	10/20/1991
Austin, TX	—	606	9,895	—	606	9,895	10,501	1,675	4/1/2016
Canton, TX	—	420	12,330	—	420	12,330	12,750	3,387	4/18/2013
Corinth, TX	—	1,075	13,935	—	1,075	13,935	15,010	4,056	4/18/2013
Ennis, TX	—	986	9,025	—	986	9,025	10,011	2,894	10/31/2011
Euless, TX	—	1,241	12,629	—	1,241	12,629	13,870	2,323	4/1/2016
Fort Worth, TX	—	1,380	14,370	—	1,380	14,370	15,750	1,772	5/10/2018
Garland, TX	—	1,440	14,310	—	1,440	14,310	15,750	1,761	5/10/2018
Gladewater, TX	—	70	17,840	—	70	17,840	17,910	2,869	4/1/2016
Greenville, TX	—	1,800	13,948	—	1,800	13,948	15,748	4,202	10/31/2011
Houston, TX (3 facilities)	—	2,808	42,511	—	2,808	42,511	45,319	13,456	Various
Katy, TX	—	610	13,893	—	610	13,893	14,503	2,376	4/1/2016
Kyle, TX	—	1,096	12,279	—	1,096	12,279	13,375	3,766	6/11/2012
Marble Falls, TX	—	480	14,989	—	480	14,989	15,469	2,497	4/1/2016
McAllen, TX	—	1,175	8,259	—	1,175	8,259	9,434	1,548	4/1/2016
New Braunfels, TX	—	1,430	13,666	—	1,430	13,666	15,096	2,245	2/24/2017
San Antonio, TX (3 facilities)	—	2,370	40,054	—	2,370	40,054	42,424	9,479	Various
Waxahachie, TX	—	1,330	14,349	—	1,330	14,349	15,679	1,919	1/17/2018
Bristol, VA	—	176	2,511	—	176	2,511	2,687	2,459	10/17/1991
Oak Creek, WI	—	2,000	14,903	7,402	2,000	22,305	24,305	1,298	12/7/2018
	—	37,700	550,312	7,402	37,700	557,714	595,414	209,401

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2021
($ in thousands)

				Costs
		Initial Cost to Company(C)		Capitalized						Date
			Buildings &	Subsequent to		Buildings &			Accumulated	Acquired/
	Encumbrances(A)	Land	Improvements	Acquisition	Land	Improvements		Total(D)	Depreciation(B)	Constructed
Assisted Living Facilities
Rainbow City, AL	—	670	11,330	—	670	11,330		12,000	2,647	10/31/2013
Sacramento, CA	—	660	10,840	—	660	10,840		11,500	2,395	6/1/2014
Pueblo West, CO	—	169	7,431	—	169	7,431		7,600	539	7/23/2019
Bartow, FL	—	225	3,192	—	225	3,192		3,417	989	11/30/2010
Lakeland, FL	—	307	3,117	—	307	3,117		3,424	968	11/30/2010
St. Cloud, FL	—	250	3,167	—	250	3,167		3,417	985	11/30/2010
Greensboro, GA	—	672	4,849	631	672	5,480		6,152	1,425	9/15/2011
Ames, IA	3,193	360	4,670	—	360	4,670		5,030	1,128	6/28/2013
Burlington, IA	3,901	200	8,374	—	200	8,374		8,574	2,028	6/28/2013
Cedar Falls, IA	—	260	4,700	30	260	4,730		4,990	1,174	6/28/2013
Ft. Dodge, IA	4,008	100	7,208	—	100	7,208		7,308	1,708	6/28/2013
Iowa City, IA	—	297	2,725	33	297	2,758		3,055	906	6/30/2010
Marshalltown, IA	5,714	240	6,208	—	240	6,208		6,448	1,495	6/28/2013
Muscatine, IA	—	140	1,802	—	140	1,802		1,942	485	6/28/2013
Urbandale, IA	8,113	540	4,292	—	540	4,292		4,832	1,079	6/28/2013
Caldwell, ID	—	320	9,353	—	320	9,353		9,673	2,063	3/31/2014
Weiser, ID	—	20	2,433	—	20	2,433		2,453	571	12/21/2012
Aurora, IL	—	1,195	11,713	—	1,195	11,713		12,908	1,931	5/9/2017
Bolingbrook, IL	—	1,290	14,677	—	1,290	14,677		15,967	1,958	3/16/2017
Bourbonnais, IL	7,974	170	16,594	—	170	16,594		16,764	3,885	6/28/2013
Crystal Lake, IL (2 facilities)	—	1,060	30,043	170	1,060	30,213		31,273	4,282	Various
Gurnee, IL	—	1,244	13,856	—	1,244	13,856		15,100	959	9/10/2019
Moline, IL	3,896	250	5,630	—	250	5,630		5,880	1,371	6/28/2013
Oswego, IL	—	390	20,957	212	390	21,169		21,559	3,137	6/1/2016
Quincy, IL	6,055	360	12,403	—	360	12,403		12,763	2,927	6/28/2013
Rockford, IL	6,412	390	12,575	—	390	12,575		12,965	3,014	6/28/2013
South Barrington, IL	—	1,610	13,456	—	1,610	13,456	—	15,066	1,833	3/16/2017
St. Charles, IL	—	820	22,188	252	820	22,440		23,260	3,356	6/1/2016
Tinley Park, IL	—	1,622	11,354	—	1,622	11,354		12,976	2,043	6/23/2016
Attica, IN	—	284	7,891	—	284	7,891		8,175	397	5/1/2020
Carmel, IN	—	463	7,055	—	463	7,055		7,518	1,987	11/12/2014
Crawfordsville, IN	—	300	3,134	—	300	3,134		3,434	766	6/28/2013
Crown Point, IN	—	574	7,336	353	574	7,689		8,263	2,063	10/30/2013

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2021
($ in thousands)

				Costs
		Initial Cost to Company(C)		Capitalized						Date
			Buildings &	Subsequent to		Buildings &			Accumulated	Acquired/
	Encumbrances(A)	Land	Improvements	Acquisition	Land	Improvements		Total(D)	Depreciation(B)	Constructed
Greenwood, IN	—	791	7,020	227	791	7,247		8,038	2,060	11/7/2013
Linton, IN	—	60	6,015	—	60	6,015		6,075	304	5/1/2020
Valparaiso, IN	—	1,414	16,099	—	1,414	16,099		17,513	1,189	5/31/2019
Bastrop, LA	—	325	2,456	—	325	2,456		2,781	765	4/30/2011
Bossier City, LA	—	500	3,344	—	500	3,344		3,844	1,075	4/30/2011
Minden, LA	—	280	1,698	—	280	1,698		1,978	526	4/30/2011
West Monroe, LA	—	770	5,627	—	770	5,627		6,397	1,684	4/30/2011
Baltimore, MD	—	860	8,078	534	860	8,612		9,472	1,992	10/31/2013
Battle Creek, MI	—	398	3,093	197	398	3,290		3,688	1,174	10/19/2009
Bridgeport, MI	—	220	7,849	—	220	7,849		8,069	764	6/20/2018
Brighton, MI	—	410	13,090	—	410	13,090		13,500	1,028	5/22/2019
Lansing, MI	—	1,020	9,684	174	1,020	9,858		10,878	1,402	10/19/2009
Okemos, MI	—	340	8,082	—	340	8,082		8,422	2,700	11/19/2009
Saginaw, MI	—	290	8,779	—	290	8,779		9,069	863	6/19/2018
Shelby, MI	—	1,588	13,512	—	1,588	13,512		15,100	788	1/27/2020
Shelby Township, MI	—	570	10,230	—	570	10,230		10,800	828	4/30/2019
Champlin, MN	—	980	4,460	—	980	4,460		5,440	1,443	3/10/2010
Hugo, MN	—	400	3,945	132	400	4,077		4,477	1,224	3/10/2010
Maplewood, MN	—	1,700	6,544	—	1,700	6,544		8,244	2,111	3/10/2010
North Branch, MN	—	595	2,985	30	595	3,015		3,610	1,015	3/10/2010
Mahtomedi, MN	—	515	8,825	—	515	8,825		9,340	500	12/27/2019
Charlotte, NC	—	650	17,663	2,000	650	19,663		20,313	3,450	7/1/2015
Durham, NC	—	860	6,903	—	860	6,903		7,763	794	12/15/2017
Hendersonville, NC (2 facilities)	—	3,120	12,980	—	3,120	12,980		16,100	1,882	3/16/2017
Lincoln, NE	8,418	380	10,904	—	380	10,904		11,284	2,541	6/28/2013
Omaha, NE (2 facilities)	2,455	1,110	15,437	851	1,110	16,288		17,398	3,020	Various
Columbus, OH	—	1,100	26,002	—	1,100	26,002		27,102	2,826	4/30/2018
Lancaster, OH	—	530	20,530	—	530	20,530		21,060	4,068	7/31/2015
Middletown, OH	—	940	15,548	—	940	15,548		16,488	3,239	10/31/2014
Worthington, OH	—	—	18,869	1,476	—	20,345	—	20,345	2,577	4/30/2018
McMinnville, OR	—	390	9,183	—	390	9,183		9,573	1,433	8/31/2016
Milwaukie, OR	—	370	5,283	64	370	5,347		5,717	1,026	9/30/2014
Ontario, OR (2 facilities)	—	429	6,128	—	429	6,128		6,557	1,443	12/21/2012
Portland, OR (2 facilities)	—	1,430	31,542	—	1,430	31,542		32,972	4,428	8/31/2015

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2021
($ in thousands)

				Costs
		Initial Cost to Company(C)		Capitalized							Date
			Buildings &	Subsequent to			Buildings &			Accumulated	Acquired/
	Encumbrances(A)	Land	Improvements	Acquisition	Land		Improvements		Total(D)	Depreciation(B)	Constructed
Erie, PA	—	1,030	15,206	3	1,030		15,209	—	16,239	1,557	4/30/2018
Reading, PA	—	1,027	11,179	—	1,027		11,179		12,206	866	5/31/2019
Manchester, TN	—	534	6,068	—	534		6,068		6,602	118	6/3/2021
Fredericksburg, VA	—	1,615	9,271	—	1,615		9,271		10,886	1,615	9/20/2016
Midlothian, VA	—	1,646	8,635	—	1,646		8,635		10,281	1,550	10/31/2016
Suffolk, VA	—	1,022	9,320	—	1,022		9,320		10,342	1,420	3/25/2016
Beaver Dam, WI	—	210	13,749	157	210		13,906		14,116	5,146	12/21/2012
Bellevue, WI	—	504	11,796	—	504		11,796		12,300	458	9/30/2020
	60,139	50,375	740,164	7,526	50,375		747,690		798,065	129,386

Independent Living Facilities
Fort Smith, AR	—	590	22,447	—	590		22,447		23,037	4,864	12/23/2013
Rogers, AR	—	1,470	25,282	—	1,470		25,282		26,752	5,476	12/23/2013
Fresno, CA	—	420	10,899	—	420		10,899		11,319	2,468	12/23/2013
Modesto, CA	—	1,170	22,673	—	1,170	350	22,673		23,843	4,853	12/23/2013
Pinole, CA	—	1,020	18,066	—	1,020	350	18,066		19,086	3,910	12/23/2013
Roseville, CA	—	630	31,343	—	630	350	31,343		31,973	6,720	12/23/2013
West Covina, CA	—	940	20,280	—	940	350	20,280		21,220	4,339	12/23/2013
Vero Beach, FL	—	550	37,450	1,293	550	350	38,743		39,293	3,122	2/1/2019
Athens, GA	—	910	31,940	—	910		31,940		32,850	6,846	12/23/2013
Columbus, GA	—	570	8,639	—	570		8,639		9,209	1,980	12/23/2013
Columbus, IN	—	348	6,124	—	348		6,124		6,472	458	5/31/2019
St. Charles, MO	—	344	3,181	—	344		3,181		3,525	2,668	10/17/1991
Voorhees, NJ	—	670	23,710	—	670		23,710		24,380	5,059	12/23/2013
Gahanna, OH	—	920	22,919	—	920		22,919		23,839	4,993	12/23/2013
Broken Arrow, OK	—	2,660	18,477	—	2,660		18,477		21,137	4,068	12/23/2013
Tulsa, OK	16,899	1,980	32,620	501	1,980		33,121		35,101	3,813	12/1/2017
Greenville, SC	—	560	16,547	—	560		16,547		17,107	3,642	12/23/2013
Myrtle Beach, SC	—	1,310	26,229	—	1,310		26,229		27,539	5,617	12/23/2013
Chattanooga, TN	—	9	1,567	—	9		1,567		1,576	1,401	10/17/1991
Johnson City, TN	—	55	4,077	—	55		4,077		4,132	3,211	10/17/1991
Chehalis, WA	—	1,980	7,710	7,445	1,980		15,155		17,135	1,791	1/15/2016
Vancouver, WA (2 facilities)	—	1,030	19,183	—	1,030		19,183		20,213	4,211	12/23/2013
	16,899	20,136	411,363	9,239	20,136		420,602		440,738	85,510

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2021
($ in thousands)

				Costs
		Initial Cost to Company(C)		Capitalized					Date
			Buildings &	Subsequent to		Buildings &		Accumulated	Acquired/
	Encumbrances(A)	Land	Improvements	Acquisition	Land	Improvements	Total(D)	Depreciation(B)	Constructed

Senior Living Campuses
Loma Linda, CA	—	1,200	10,800	7,326	1,200	18,126	19,326	4,149	9/28/2012
Bonita Springs, FL	—	1,810	24,382	930	1,810	25,312	27,122	4,448	7/1/2015
Maitland, FL	—	2,317	9,161	491	2,317	9,652	11,969	6,740	8/6/1996
Michigan City, IN	—	974	22,667	—	974	22,667	23,641	1,676	5/31/2019
Portage, IN	—	661	21,959	—	661	21,959	22,620	1,627	5/31/2019
Needham, MA	—	5,500	45,157	1,451	5,500	46,608	52,108	4,244	1/15/2019
Salisbury, MD	—	1,876	44,084	471	1,876	44,555	46,431	3,422	5/31/2019
Roscommon, MI	—	44	6,005	—	44	6,005	6,049	1,177	8/31/2015
Mt. Airy, NC	—	1,370	7,470	150	1,370	7,620	8,990	1,590	12/17/2014
McMinnville, OR	—	410	26,667	—	410	26,667	27,077	3,922	8/31/2016
Silverdale, WA	—	1,750	23,860	2,167	1,750	26,027	27,777	6,714	8/16/2012
	—	17,912	242,212	12,986	17,912	255,198	273,110	39,709

Entrance-Fee Communities
Bridgeport, CT	—	4,320	23,494	4,596	4,320	28,090	32,410	4,661	6/1/2016
North Branford, CT	—	7,724	64,430	—	7,724	64,430	72,154	9,480	11/3/2016
Southbury, CT	—	10,320	17,143	5,327	10,320	22,470	32,790	3,379	11/8/2016
Fernandina Beach, FL	—	1,430	63,420	1,522	1,430	64,942	66,372	12,656	12/17/2014
St. Simons Island, GA	—	8,770	38,070	963	8,770	39,033	47,803	7,847	12/17/2014
Winston-Salem, NC	—	8,700	73,920	507	8,700	74,427	83,127	14,578	12/17/2014
Greenville, SC	—	5,850	90,760	—	5,850	90,760	96,610	17,537	12/17/2014
Myrtle Beach, SC	—	3,910	82,140	542	3,910	82,682	86,592	16,365	12/17/2014
Pawleys Island, SC	—	1,480	38,620	460	1,480	39,080	40,560	8,050	12/17/2014
Spartanburg, SC	—	900	49,190	1,021	900	50,211	51,111	9,949	12/17/2014
Issaquah, WA	—	4,370	130,522	—	4,370	130,522	134,892	7,183	01/31/2020
	—	57,774	671,709	14,938	57,774	686,647	744,421	111,685

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2021
($ in thousands)

				Costs
		Initial Cost to Company(C)		Capitalized					Date
			Buildings &	Subsequent to		Buildings and		Accumulated	Acquired/
	Encumbrances(A)	Land	Improvements	Acquisition	Land	Improvements	Total(D)	Depreciation(B)	Constructed

Hospitals
Tulsa, OK	—	1,470	38,780	—	1,470	38,780	40,250	608	5/28/2021
	—	1,470	38,780	—	1,470	38,780	40,250	608
Total continuing operations properties	77,038	185,367	2,654,540	52,091	185,367	2,706,631	2,891,998	576,299
Corporate office	—	1,291	677	582	1,291	1,259	2,550	369
	$77,038	$186,658	$2,655,217	$52,673	$186,658	$2,707,890	$2,894,548	$576,668

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
(D) At December 31, 2021, the tax basis of the Company’s net real estate assets was $2,395,000,000.

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019
($ in thousands)
	December 31,
	2021	2020	2019
Investment in Real Estate:
Balance at beginning of period	$3,265,070	$3,074,846	$2,818,365
Additions through cash expenditures	50,346	116,724	237,186
Change in accounts payable related to investments in real estate construction	(388)	(784)	1,829
Change in other assets related to investments in real estate	—	348	292
Additions through non-controlling interest	—	10,778	—
Real estate acquired in exchange for straight-line rent receivable	—	—	38,000
Real estate acquired in exchange for mortgage notes receivable	—	63,220	14,000
Sale of properties for cash	(276,429)	(62)	—
Properties classified as held for sale	(137,651)	—	(34,826)
Impairment of property	(6,400)	—	—
Balance at end of period	$2,894,548	$3,265,070	$3,074,846

Accumulated Depreciation:
Balance at beginning of period	$597,638	$514,453	$451,483
Addition charged to costs and expenses	80,798	83,150	76,816
Amortization of right-of-use asset	36	—	60
Sale of properties	(70,063)	35	—
Properties classified as held for sale	(31,741)	—	(13,906)
Contingent asset acquisition liability relieved	—	—	—
Balance at end of period	$576,668	$597,638	$514,453

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2021
			Monthly				Amount Subject To
	Interest	Maturity	Payment	Prior	Original	Carrying	Delinquent Principal
	Rate	Date	Terms	Liens	Face Amount	Amount	or Interest
					($ in thousands)
First Mortgages:
Skilled nursing facilities:
Lexington, VA	8.0%	2032-12-31	$21,000		$3,089	$1,522
Brookneal, VA	8.0%	2031-12-31	$21,000		$2,780	$1,467
Laurel Fork, VA	8.0%	2030-12-31	$20,000		$2,672	$1,342

Assisted living facilities:
Oviedo, FL	8.25%	2021-12-31	Interest Only		$10,000	$10,000
Indianapolis, IN	7.0%	2022-12-31	Interest Only		$6,423	$6,423
Wabash/Lafayette, IN	7.0%	2025-12-31	Interest Only		$4,000	$3,944

Entrance fee communities:
Columbia, SC	7.3%	2024-12-31	Interest Only		$32,700	$32,700

Construction Loan:
Phoenix, AZ	7.25%	2028-12-31	Interest Only		$118,800	$110,232
Canton, MI	9.0%	2023-12-31	Interest Only		$14,700	$14,700
Chesapeake, VA	9.0%	2025-12-31	Interest Only		$14,200	$7,955
Virginia Beach, VA	9.0%	2023-12-31	Interest Only		$14,000	$14,000
Oshkosh, WI	8.50%	2024-12-31	Interest Only		$6,045	$9,018
Sussex, WI	8.50%	2024-12-31	Interest Only		$22,200	$17,624

						$230,927	$—

At December 31, 2021, the tax basis of our mortgage loans on real estate was $248,173,000. Balloon payments on our interest only mortgage receivables are equivalent to the carrying amounts listed above except for unamortized commitment fees of $698,000.

See the notes to our consolidated financial statements for more information on our mortgage loan receivables.

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019
($ in thousands)
	December 31,
	2021	2020	2019
Reconciliation of mortgage loans on real estate
Balance at beginning of period	$259,491	$294,120	$202,877
Additions:
New mortgage loans	33,160	55,059	105,345
Amortization of loan discount and commitment fees	741	806	440
Total Additions	33,901	55,865	105,785

Deductions:
Loan commitment fees received	—	222	108
Mortgage notes receivable related to investments in real estate	—	63,220	14,000
Collection of principal, less recoveries of previous write-downs	62,465	27,052	434
Total Deductions	62,465	90,494	14,542

Balance at end of period	$230,927	$259,491	$294,120