Form 10-Q
period 2022-03-31
NATIONAL HEALTH INVESTORS INC
filed 2022-05-09
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	_____________	to	_____________

Commission File Number 001-10822
National Health Investors Inc
(Exact name of registrant as specified in its charter)

Maryland		62-1470956
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

222 Robert Rose Drive
Murfreesboro	Tennessee	37129
(Address of principal executive offices)		(Zip Code)

(615)	890-9100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	NHI	New York Stock Exchange

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

There were 45,851,044 shares of common stock outstanding of the registrant as of May 2, 2022.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets:
Real estate properties:
Land	$180,503	$186,658
Buildings and improvements	2,601,905	2,707,422
Construction in progress	851	468
	2,783,259	2,894,548
Less accumulated depreciation	(582,175)	(576,668)
Real estate properties, net	2,201,084	2,317,880
Mortgage and other notes receivable, net of reserve of $5,134 and $5,210, respectively	316,390	299,952
Cash and cash equivalents	36,121	37,412
Straight-line rent receivable	94,739	96,198
Assets held for sale, net	131,988	66,398
Other assets	22,181	21,036
Total Assets	$2,802,503	$2,838,876

Liabilities and Stockholders’ Equity:
Debt	$1,249,044	$1,242,883
Accounts payable and accrued expenses	19,112	23,181
Dividends payable	41,265	41,266
Lease deposit liabilities	—	8,838
Deferred income	4,285	5,725
Total Liabilities	1,313,706	1,321,893

Commitments and contingencies

National Health Investors, Inc. Stockholders’ Equity:
Common stock, $0.01 par value, 100,000,000 shares authorized
45,850,868 and 45,850,599 shares issued and outstanding, respectively	459	459
Capital in excess of par value	1,596,258	1,591,182
Cumulative dividends in excess of net income	(117,424)	(84,558)
Total National Health Investors, Inc. Stockholders’ Equity	1,479,293	1,507,083
Noncontrolling interests	9,504	9,900
Total Equity	1,488,797	1,516,983
Total Liabilities and Stockholders’ Equity	$2,802,503	$2,838,876

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements. The Condensed Consolidated Balance Sheet at December 31, 2021 was derived from the audited consolidated financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2022	2021
	(unaudited)
Revenues:
Rental income	$64,559	$74,749
Interest income and other	6,768	6,136
	71,327	80,885
Expenses:
Depreciation	18,272	20,806
Interest	10,198	12,973
Legal	1,827	130
Franchise, excise and other taxes	244	233
General and administrative	8,101	7,989
Taxes and insurance on leased properties	3,038	2,161
Loan and realty losses (gains)	24,528	(50)
	66,208	44,242
Gains (losses) from equity method investment	297	(808)
Gains on sales of real estate, net	2,981	—
Loss on early retirement of debt	(151)	(451)
Net income	8,246	35,384
Less: net loss (income) attributable to noncontrolling interests	153	(52)
Net income attributable to common stockholders	$8,399	$35,332

Weighted average common shares outstanding:
Basic	45,850,686	45,305,087
Diluted	45,851,061	45,357,773

Earnings per common share:
Net income attributable to common stockholders - basic	$0.18	$0.78
Net income attributable to common stockholders - diluted	$0.18	$0.78

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	March 31,
	2022	2021
	(unaudited)

Net income	$8,246	$35,384
Other comprehensive income:
Increase in fair value of cash flow hedges	—	(6)
Reclassification for amounts recognized as interest expense	—	1,778
Total other comprehensive income	—	1,772
Comprehensive income	8,246	37,156
Comprehensive loss (income) attributable to noncontrolling interests	153	(52)
Comprehensive income attributable to common stockholders	$8,399	$37,104

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2022	2021
	(unaudited)
Cash flows from operating activities:
Net income	$8,246	$35,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,272	20,806
Amortization of debt issuance costs, debt discounts and prepaids	1,087	1,192
Amortization of commitment fees and note receivable discounts	(120)	(131)
Amortization of lease incentives	252	260
Straight-line rent income	(1,079)	(4,241)
Non-cash interest income on mortgage and other notes receivable	(880)	(700)
Non-cash lease deposit liability recognized as lease income	(8,838)	—
Gains on sales of real estate, net	(2,981)	—
Gains (losses) from equity method investment	(297)	808
Loss on early retirement of debt	151	451
Loan and realty losses	24,528	(50)
Payment of lease incentives	—	(1,042)
Non-cash share-based compensation	5,083	5,446
Changes in operating assets and liabilities:
Other assets	(107)	(484)
Accounts payable and accrued expenses	(4,252)	(735)
Deferred income	(385)	(52)
Net cash provided by operating activities	38,680	56,912

Cash flows from investing activities:
Investments in mortgage and other notes receivable	(16,350)	(8,412)
Collections of mortgage and other notes receivable	988	442
Proceeds from sales of real estate	13,170	—
Investments in renovations of existing real estate	(165)	(1,443)
Investments in equipment	—	(8)
Distribution from equity method investment	297	288
Net cash used in investing activities	(2,060)	(9,133)

Cash flows from financing activities:
Proceeds from revolving credit facility	85,000	30,000
Payments on revolving credit facility	—	(298,000)
Payments on term loans	(75,098)	(100,094)
Proceeds from issuance of senior notes	—	396,784
Debt issuance costs	(4,535)	(4,459)
Proceeds from issuance of common shares, net	—	47,951
Distributions to noncontrolling interests	(271)	(258)
Dividends paid to stockholders	(41,266)	(49,818)
Taxes remitted on employee stock awards	(7)	—
Net cash (used in) provided by financing activities	(36,177)	22,106

Increase in cash and cash equivalents and restricted cash	443	69,885
Cash and cash equivalents and restricted cash, beginning of period	39,485	46,343
Cash and cash equivalents and restricted cash, end of period	$39,928	$116,228
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Three Months Ended
	March 31,
	2022	2021
	(unaudited)
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$12,920	$9,674
Supplemental disclosure of non-cash investing and financing activities:
Change in other assets related to sales of real estate	$(33)	$—
Change in accounts payable related to investments in real estate construction	$—	$(112)
Change in accounts payable related to renovations of existing real estate	$(219)	$—
Change in accounts payable related to distributions to noncontrolling interests	$(28)	$(25)

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Cumulative Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss	Total National Health Investors, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances at December 31, 2021	45,850,599	$459	$1,591,182	$(84,558)	$—	$1,507,083	$9,900	$1,516,983
Noncontrolling interests distribution	—	—	—	—	—	—	(243)	(243)
Total comprehensive income (loss)	—	—	—	8,399	—	8,399	(153)	8,246
Taxes remitted on employee stock awards	—	—	(7)	—	—	(7)	—	(7)
Shares issued on stock options exercised	269	—	—	—	—	—	—	—
Share-based compensation	—	—	5,083	—	—	5,083	—	5,083
Dividends declared, $0.90 per common share	—	—	—	(41,265)	—	(41,265)	—	(41,265)
Balances at March 31, 2022	45,850,868	$459	$1,596,258	$(117,424)	$—	$1,479,293	$9,504	$1,488,797

	Common Stock		Capital in Excess of Par Value	Cumulative Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss	Total National Health Investors Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances at December 31, 2020	45,185,992	$452	$1,540,946	$(22,015)	$(7,149)	$1,512,234	$10,711	$1,522,945
Noncontrolling interests distribution	—	—	—	—	—	—	(233)	(233)
Total comprehensive income	—	—	—	35,332	1,772	37,104	52	37,156
Issuance of common stock, net	661,951	7	47,944	—	—	47,951	—	47,951
Shares issued on stock options exercised	2,656	—	—	—	—	—	—	—
Share-based compensation	—	—	5,446	—	—	5,446	—	5,446
Dividends declared, $1.025 per common share	—	—	—	(50,550)	—	(50,550)	—	(50,550)
Balances at March 31, 2021	45,850,599	$459	$1,594,336	$(37,233)	$(5,377)	$1,552,185	$10,530	$1,562,715

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(unaudited)

Note 1. Organization and Nature of Business

National Health Investors, Inc. (“NHI,” “the Company,” “we,” “us,” or “our”), established in 1991 as a Maryland corporation, is a self-managed real estate investment trust (“REIT”) specializing in sale-leaseback, joint venture, mortgage and mezzanine financing of need-driven and discretionary senior housing and medical facility investments. Our portfolio consists of lease, mortgage and other note investments in independent living facilities, assisted living facilities, entrance-fee communities, senior living campuses, skilled nursing facilities and a hospital. As of March 31, 2022, we had investments of approximately $2.8 billion in 186 health care real estate properties located in 32 states and leased pursuant primarily to triple-net leases to 27 lessees consisting of 120 senior housing communities (“SHO”), 65 skilled nursing facilities and one hospital, excluding 20 properties classified as assets held for sale. Our portfolio of 15 mortgages along with other notes receivable totaled $321.5 million, excluding an allowance for expected credit losses of $5.1 million, as of March 31, 2022.

Note 2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements. In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation. Interim results of operations are not necessarily indicative of the results that may be achieved for a full year. The condensed consolidated financial statements and related notes do not include all information and footnotes required by GAAP for annual reports. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2021, included in our 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

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

At March 31, 2022, we held interests in ten unconsolidated VIEs, and, because we lack either directly or through related parties the power to direct the activities that most significantly impact their economic performance, we have concluded that the Company is not the primary beneficiary. Accordingly, we account for our transactions with these entities and their subsidiaries at either amortized cost or net realizable value for straight-line rent receivables, excluding our investment accounted for under the equity method discussed in Note 5.

The Company’s unconsolidated VIEs are summarized below by date of initial involvement. For further discussion of the nature of the relationships, including the sources of exposure to these VIEs, see the notes to our condensed consolidated financial statements cross-referenced below ($ in thousands).

Date	Name	Source of Exposure	Carrying Amount	Maximum Exposure to Loss	Note Reference
2012	Bickford Senior Living	Various[1]	$68,446	$85,434	Notes 3, 4
2014	Senior Living Communities	Notes and straight-line receivable	$88,448	$94,107	Notes 3, 4
2016	Senior Living Management	Notes and straight-line receivable	$26,480	$26,480	—
2018	Sagewood, LCS affiliate	Notes	$110,762	$110,762	—
2019	Encore Senior Living	Notes and straight-line receivable	$34,245	$62,735	Note 4
2020	Timber Ridge OpCo, LLC	Various[2]	$(5,000)	$5,000	Note 5
2020	Watermark Retirement	Notes and straight-line receivable	$8,528	$10,306	—
2021	Montecito Medical Real Estate	Notes and funding commitment	$15,754	$50,000	Note 4
2021	Vizion Health	Notes and straight-line receivable	$20,231	$22,564	—
2021	Navion Senior Solutions	Notes and straight-line receivable	$6,834	$13,834	—
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

We consolidate two real estate partnerships formed with our partners, Discovery Senior Housing Investor XXIV, LLC (“Discovery”) and LCS Timber Ridge LLC (“LCS”), to invest in senior housing facilities. As of and for the three months ended March 31, 2022 and 2021, our noncontrolling interests relate to these partnerships with Discovery and LCS.

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

The following table sets forth our “Cash and cash equivalents and restricted cash” reported within the Company’s Condensed Consolidated Statements of Cash Flows ($ in thousands):

	March 31, 2022	March 31, 2021
Cash and cash equivalents	$36,121	$113,375
Restricted cash (included in Other assets)	3,807	2,853
	$39,928	$116,228

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

During the three months ended March 31, 2022, we recognized impairment charges of approximately $24.6 million included in “Loan and realty losses (gains)” in our Condensed Consolidated Statement of Income. Reference Note 3 for more discussion.

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

Accounting for Lease Modifications related to the Coronavirus Pandemic

In April 2020, the FASB issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the coronavirus (“COVID-19”) pandemic. The Lease Modification Q&A clarifies that entities may elect not to evaluate whether lease-related relief provided to mitigate the economic effects of the COVID-19 pandemic is a lease modification under Accounting Standard Codification (“ASC”) 842, Leases (“ASC 842”). Instead, an entity that elects not to evaluate whether a concession directly related to the COVID-19 pandemic, which does not substantially increase either its rights as lessor or the obligations of the tenant, is a lease modification can decide whether or not to apply the modification guidance. An entity should apply the election consistently to leases with similar characteristics and similar circumstances. We have elected not to apply the modification guidance under ASC 842 and have accounted for qualified rent concessions as variable lease payments when applicable, and recorded as rental income when received. During the three months ended March 31, 2022, we provided $7.8 million lease concessions directly related to the COVID-19 pandemic, as discussed in more detail in Note 7.

Note 3. Real Estate Properties and Investments

Asset Dispositions

During the three months ended March 31, 2022, we completed the following real estate dispositions as described below ($ in thousands):

Operator	Date	Properties	Asset Class	Net Proceeds	Net Real Estate Investment	Gain
Hospital Corporation of America	Q1 2022	1	MOB	$4,868	$1,904	$2,964
Vitality Senior Living[1]	Q1 2022	1	SLC	8,302	8,285	17
				$13,170	$10,189	$2,981

1 Prior impairment charges recognized on this property of $10.9 million.

Hospital Corporation of America

In January 2022, we sold a medical office building located in Texas for approximately $5.1 million in cash consideration, and incurred $0.3 million of transaction costs, resulting in a gain of approximately $3.0 million. The property was classified as assets held for sale on the Condensed Consolidated Balance Sheet as of December 31, 2021. Revenue for the property was insignificant for both the three months ended March 31, 2022 and 2021.

Vitality Senior Living

In March 2022, we sold a senior living community located in Tennessee for approximately $8.6 million in cash consideration, and incurred $0.3 million of transaction costs, resulting in a minimal gain. The property was classified as assets held for sale on the Condensed Consolidated Balance Sheet as of December 31, 2021. Prior impairment charges recognized on this property totaled $10.9 million. Revenue for the property was insignificant for both the three months ended March 31, 2022 and 2021.

Assets Held for Sale and Impairment of Real Estate

At March 31, 2022, 20 properties, with an aggregate net real estate balance of $132.0 million, were classified as assets held for sale on our Condensed Consolidated Balance Sheet, including twelve properties that were classified as assets held for sale during the first quarter of 2022. Rental income associated with the 20 properties was $3.1 million and $3.7 million for the three months ended March 31, 2022 and 2021, respectively.

During the first quarter of 2022, we recorded impairment charges of $24.6 million, including $15.3 million on one property held in use. The impairment charges are included in “Loan and realty losses (gains)” in the Consolidated Statement of Income.

We reduced the carrying value of the impaired property to its estimated fair value or, with respect to the properties classified as held for sale, to estimated fair value less costs to sell. To estimate the fair values of the properties, we utilized a market approach which considered binding agreements for sales (Level 1 inputs), non-binding offers to purchase from unrelated third parties and/or broker quotes of estimated values (Level 3 inputs), and/or independent third-party valuations (Level 1 and 3 inputs).

Second Quarter 2022 Dispositions

Holiday Retirement

In April 2022, we sold an independent living facility located in Washington for approximately $3.2 million in cash consideration, and incurred $0.3 million of transaction costs, resulting in a minimal loss. The property was classified as assets held for sale on the Condensed Consolidated Balance Sheet as of March 31, 2022. Prior impairment charges recognized on this property totaled $0.9 million.

Chancellor Senior Living

In April 2022, we sold two assisted living facilities located in Texas for approximately $7.8 million in cash consideration, and incurred $0.5 million of transaction costs, resulting in a minimal gain. The properties were classified as assets held for sale on the Condensed Consolidated Balance Sheet as of March 31, 2022. Prior impairment charges recognized on these properties totaled $7.6 million.

Tenant Concentration

The following table contains information regarding tenant concentration in our portfolio, excluding $2.6 million for our corporate office and a credit loss reserve balance of $5.1 million, based on the percentage of revenues for the three months ended March 31, 2022 and 2021, related to tenants or affiliates of tenants, that exceed 10% of total revenue ($ in thousands):

	as of March 31, 2022			Revenues[1]
	Asset	Real	Notes	Three Months Ended March 31,
	Class	Estate[2]	Receivable	2022		2021

Senior Living Communities	EFC	$573,631	$47,041	$12,751	18%	$12,723	16%
Holiday Retirement (“Holiday”)[3]	ILF	377,735	—	9,797	14%	10,185	13%
National HealthCare Corporation (“NHC”)	SNF	171,530	—	9,189	13%	9,452	12%
Bickford Senior Living	ALF	476,372	42,912	7,038	10%	10,207	13%
All others, net	Various	1,386,865	231,571	29,514	41%	36,157	44%
Escrow funds received from tenants
for property operating expenses	Various	—	—	3,038	4%	2,161	2%
		$2,986,133	$321,524	$71,327		$80,885

1 Includes interest income on notes receivable and rental income from properties classified as held for sale.
2 Amounts include any properties classified as held for sale.
3 Revenues include an $8.8 million lease deposit recognized as rental income in the three months ended March 31, 2022.

At March 31, 2022, the two states in which we had an investment concentration of 10% or more were South Carolina (12.1%) and Texas (10.7%).

Senior Living Communities

As of March 31, 2022, we leased ten retirement communities to Senior Living Communities, LLC (“Senior Living”). We recognized straight-line rent revenue of $0.1 million and $0.5 million from Senior Living for the three months ended March 31, 2022 and 2021, respectively.

Holiday

As of March 31, 2022, we leased 15 independent living facilities and one assisted living facility, excluding one property classified as assets held for sale, to a Welltower-controlled subsidiary. We received no rent due under the master lease for these facilities since the Welltower-controlled subsidiary became the tenant on July 30, 2021. Accordingly, we placed the tenant on cash basis in the third quarter of 2021 and filed suit against Welltower, Inc. and certain subsidiaries for default under the master lease. During the first quarter of 2022, we recognized the remaining $8.8 million lease deposit that was applied to outstanding, past-due rent and approximately $1.0 million of deferred income as rental income. Reference Note 7 for more discussion of the litigation and its subsequent settlement.

Holiday Transition

On April 1, 2022, we disposed of one property classified in assets held for sale as discussed above and transitioned to an existing operator one assisted living community in Florida that was added to the in-place master lease. In addition, we transitioned the remaining 15 independent living facilities into two separate joint ventures that own the underlying independent living operations and in which NHI has majority interests. These joint ventures are structured to comply with REIT requirements and to utilize the Taxable REIT Subsidiary (“TRS”) for activities that would otherwise be non-qualifying for REIT purposes. These communities are operated by two third-party property managers in exchange for the receipt of a management fee. The third-party managers, or related affiliates of the managers, own equity interests in the respective ventures.

NHC Percentage Rent

Under the terms of our two leases with NHC, rent escalates by 4% of the increase, if any, in each of the facility’s revenue over a base year and is referred to as percentage rent. The following table summarizes the percentage rent income from NHC ($ in thousands):

	Three Months Ended March 31,
	2022	2021
Current year	$843	$920
Prior year final certification[1]	(206)	(5)
Total percentage rent income	$637	$915
1 For purposes of the percentage rent calculation described in the master lease agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

Two of our board members, including our chairman, are also members of NHC’s board of directors.

Bickford Senior Living

As of March 31, 2022, we leased 37 facilities, excluding four facilities classified as assets held for sale, under four leases to Bickford Senior Living (“Bickford”). Bickford’s revenues reflect the impact of rent concessions of approximately $5.5 million and $3.8 million for the three months ended March 31, 2022 and 2021, respectively.
In March 2022, we transferred one assisted living facility located in Pennsylvania from the Bickford portfolio to a new operator that is leased pursuant to a four-year triple net lease and wrote off approximately $0.7 million in a straight-line rent receivable, reducing rental income. We recognized straight-line rent revenue of $0.5 million, excluding the write off associated with the transferred property, and $0.6 million from Bickford for the three months ended March 31, 2022 and 2021, respectively.

Lease Restructure

Effective April 1, 2022, Bickford’s four master lease agreements were restructured and amended. Rent for the portfolio, excluding properties classified as held for sale, will be approximately $28.0 million per year through April 1, 2024, at which time the rent will be reset to a fair market value, not less than 8.0% of our initial gross investment.

One of the master lease agreements covering 12 properties with an original maturity in 2023 has been extended to 2028. The remaining leases with maturity dates in 2031 and 2033 have been extended for two years to 2033 and 2035, respectively.

Tenant Purchase Options

Certain of our leases contain purchase options allowing tenants to acquire the leased properties. At March 31, 2022, we had tenant purchase options on 10 properties with an aggregate net investment of $89.5 million that will become exercisable between 2025 and 2028. Rental income from these properties with tenant purchase options was $2.6 million and $2.7 million for three months ended March 31, 2022 and 2021, respectively.

In June 2021, we received notification of a tenant’s intention to acquire, pursuant to a purchase option, a hospital located in California that has been included in assets held for sale. The purchase option calls for a minimum purchase price of $15.0 million with any appreciation above $15.0 million to be split evenly between the parties. The net investment at March 31, 2022 was $10.5 million. Rental income was $0.5 million for both the three months ended March 31, 2022 and 2021. The transaction will close no earlier than one year after the receipt of the notice of exercise.

We cannot reasonably estimate at this time the probability that any other purchase options will be exercised in the future. Consideration to be received from the exercise of any tenant purchase option is expected to exceed our net investment in the leased property or properties.

Future Minimum Base Rent

Future minimum lease payments to be received by us under our operating leases at March 31, 2022, are as follows ($ in thousands):

Remainder of 2022	$202,424
2023	264,680
2024	262,476
2025	264,729
2026	268,834
2027	232,226
Thereafter	988,105
$2,483,474

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

	Three Months Ended
	March 31,
	2022	2021
Lease payments based on fixed escalators, net of deferrals	$59,508	$67,281
Lease payments based on variable escalators	1,186	1,326
Straight-line rent income	1,079	4,241
Escrow funds received from tenants for property operating expenses	3,038	2,161
Amortization of lease incentives	(252)	(260)
Rental income	$64,559	$74,749

Note 4. Mortgage and Other Notes Receivable

At March 31, 2022, our investments in mortgage notes receivable totaled $239.7 million secured by real estate and other assets of the borrower (e.g., UCC liens on personal property) related to 15 facilities and other notes receivable totaled $81.8 million substantially all of which are guaranteed by significant parties to the notes or by cross-collateralization of properties with the same owner. These balances exclude a credit loss reserve of $5.1 million at March 31, 2022. All our notes were on full accrual basis at March 31, 2022.

Mortgage and Other Notes Receivable

Encore Senior Living

In January 2022, we entered into an agreement to fund a $28.5 million development loan with Encore Senior Living to construct a 108-unit assisted living and memory care community in Fitchburg, Wisconsin. The four-year loan agreement has an annual interest rate of 8.5% and two one-year extensions. We have a purchase option on the property once it has stabilized. The total amount funded on the note was $4.2 million as of March 31, 2022.

Montecito Medical Real Estate

At March 31, 2022, we had an outstanding $50.0 million mezzanine loan and security agreement with Montecito Medical Real Estate for a fund that invests in medical real estate, including medical office buildings, throughout the United States. During the first quarter of 2022, we funded $3.7 million on one real estate investment. Borrowings under the loan agreement bear interest at an annual rate of 9.5% and accrue an additional 2.5% in interest to be paid upon certain future events including repayments, sales of fund investments, and refinancings. Funds drawn in accordance with this agreement are required to be repaid on a per-investment basis five years from deployment of the funds for the applicable investment and includes two one-year extensions. As of March 31, 2022, we have funded $15.8 million of our commitment that was used to acquire seven medical office buildings for a combined purchase price of approximately $73.6 million. In the first quarter of 2022, we received principal and interest of $0.3 million and $0.4 million, respectively.

Bickford construction and mortgage loans

As part of the June 2021 sale of six properties to Bickford, we executed a $13.0 million second mortgage as a component of the purchase price consideration. This second mortgage note receivable bears interest at a 10% annual rate and matures in April 2026. Interest income was $0.3 million for the three months ended March 31, 2022.

Given the size of the Company financing provided relative to the purchase price, its subordination to the first mortgage outstanding and the ongoing negative impact of the COVID-19 pandemic on Bickford’s operating results, we did not include this note receivable in the determination of the gain to be recognized upon sale of the portfolio. Therefore, this note receivable is not reflected in “Mortgage and other notes receivable, net” in the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021.

As of March 31, 2022, we had two fully funded construction loans of $28.7 million and one $14.2 million construction loan with $10.3 million funded to Bickford. The construction loans are secured by first mortgage liens on substantially all real and personal property as well as a pledge of any and all leases or agreements which may grant a right of use to the property. Usual and customary covenants extend to the agreements, including the borrower’s obligation for payment of insurance and taxes. NHI has a fair market value purchase option on the properties at stabilization of the underlying operations. On certain development projects, Bickford, as borrower, is entitled to up to $2.0 million per project in incentives based on the achievement of predetermined operational milestones and, if funded, will increase NHI's future purchase price and eventual NHI lease payment.

We also have a mortgage loan of $4.0 million to Bickford due February 2025, bearing interest at 7%, that amortizes on a twenty-five-year basis.

Senior Living Communities

We provided a $20.0 million revolving line of credit to Senior Living Communities (“Senior Living”) whose borrowings under the revolver are to be used for working capital needs and to finance construction projects within its portfolio, including building additional units. Beginning January 1, 2023, availability under the revolver reduces to $15.0 million. The revolver matures in December 2029 at the time of lease maturity. At March 31, 2022, the $14.3 million outstanding under the facility bears interest at 8.32% per annum, the prevailing 10-year U.S. Treasury rate plus 6%.

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

Credit Loss Reserve

Our principal measures of credit quality, except for construction mortgages, are debt service coverage for amortizing loans and interest or fixed charge coverage for non-amortizing loans collectively (“Coverage”). A Coverage ratio provides a measure of the borrower’s ability to make scheduled principal and interest payments. The Coverage ratios presented in the following table have been calculated utilizing the most recent date for which data is available, December 31, 2021, using EBITDARM (earnings before interest, taxes, depreciation, amortization, rent and management fees) and the requisite debt service, interest service or fixed charges, as defined in the applicable loan agreement. We categorize Coverage into three levels: (i) more than 1.5x, (ii) between 1.0x and 1.5x, and (iii) less than 1.0x. We update the calculation of coverage on a quarterly basis. Coverage is not a meaningful credit quality indicator for construction mortgages as either these developments are not generating any operating income, or they have insufficient operating income as occupancy levels necessary to stabilize the properties have not yet been achieved. We measure credit quality for these mortgages by considering the construction and stabilization timeline and the financial condition of the borrower as well as economic and market conditions. As of March 31, 2022, we did not have any construction loans that we considered underperforming. The tables below present outstanding note balances as of March 31, 2022 at amortized cost.

We consider the guidance in ASC 310-20 when determining whether a modification, extension or renewal constitutes a current period origination. The credit quality indicator as of March 31, 2022, is presented below for the amortized cost, net by year of origination of ($ in thousands):

	2022	2021	2020	2019	2018	Prior	Total
Mortgages
more than 1.5x	$3,991	$—	$29,929	$9,024	$139,462	$4,257	$186,663
between 1.0x and 1.5x	—	—	—	32,700	—	—	32,700
less than 1.0x	—	—	3,927	6,423	—	10,000	20,350
	3,991	—	33,856	48,147	139,462	14,257	239,713
Mezzanine
more than 1.5x	—	23,237	—	—	—	9,836	33,073
between 1.0x and 1.5x	—	15,925	—	—	—	—	15,925
less than 1.0x	—	—	—	—	—	14,500	14,500
No coverage available	—	—	—	750	—	—	750
	—	39,162	—	750	—	24,336	64,248
Revolver
more than 1.5x							—
between 1.0x and 1.5x							17,563
less than 1.0x							—
							17,563
					Credit loss reserve		(5,134)
							$316,390

Due to the economic uncertainty created by the COVID-19 pandemic and the potential impact on the collectability of our mortgages and other notes receivable, we forecasted at the beginning of the pandemic a 20% increase in the probability of a default and a 20% increase in the amount of loss from a default resulting in an effective adjustment of 44%.

The allowance for expected credit losses is presented in the following table for the three months ended March 31, 2022 ($ in thousands):

Beginning balance January 1, 2022	$5,210
Provision for expected credit losses	(76)
Balance March 31, 2022	$5,134

Note 5. Equity Method Investment

Our initial $0.9 million investment in the operating company, Timber Ridge OpCo, held by our TRS arose in conjunction with the acquisition of a CCRC from LCS-Westminster Partnership III, LLP in January 2020. We structured our arrangement with our JV partner, LCS Timber Ridge LLC, to be compliant with the provisions of the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”). Accordingly, the TRS holds our 25% equity interest in Timber Ridge OpCo, which permits the TRS to engage in activities and share in cash flows that would otherwise be non-qualifying income under the REIT gross income test. As part of our investment, we provided Timber Ridge OpCo a revolving credit facility of up to $5.0 million of which no funds have been drawn.

We account for our investment in Timber Ridge OpCo under the equity method since we are not the primary beneficiary of Timber Ridge OpCo as our participating rights do not give us the power to direct the activities that most significantly impact Timber Ridge OpCo’s economic performance. Under the equity method, we decrease the carrying value of our investment for losses in the entity and distributions to NHI for cumulative amounts up to and including our basis plus any commitments to fund operations. Our commitments are currently limited to the additional $5.0 million under the revolving credit facility. As of March 31, 2022, we have recognized our share of Timber Ridge OpCo’s operating losses in excess of our initial investment. These cumulative losses of $5.0 million in excess of our original basis are included in “Accounts payable and accrued expenses” in our Condensed Consolidated Balance Sheet as of March 31, 2022. Excess unrecognized equity method losses for the three months ended March 31, 2022 were $0.7 million. Cumulative unrecognized losses were $1.7 million through March 31, 2022. We recognized a gain of approximately $0.3 million, representing cash distributions received, and a loss of approximately $0.8 million related to our investment in Timber Ridge OpCo for the three months ended March 31, 2022 and 2021, respectively.

The Timber Ridge property is subject to early resident mortgages secured by a Deed of Trust and Indenture of Trust (the “Deed and Indenture”). As part of our acquisition, Timber Ridge PropCo acquired the Timber Ridge property and a subordination agreement was entered into pursuant to which the Trustee acknowledged and confirmed that the security interests created under the Deed and Indenture were subordinate to any security interests granted in connection with the loan made by NHI to Timber Ridge PropCo. In addition, by terms of the resident loan assumption agreement, during the term of the lease (seven years with two renewal options), Timber Ridge OpCo is to indemnify Timber Ridge PropCo for any repayment by Timber Ridge PropCo of these liabilities under the guarantee. As a result of the subordination and resident loan assumption agreements, a liability was not recorded for the resident loan obligation upon acquisition and as of March 31, 2022. The balance secured by the Deed and Indenture was $15.2 million at March 31, 2022.

Note 6. Debt

Debt consists of the following ($ in thousands):

	March 31, 2022	December 31, 2021
Revolving credit facility - unsecured	$85,000	$—
Bank term loans - unsecured	300,000	375,000
Senior notes - unsecured, net of discount of $2,841 and $2,921	397,159	397,079
Private placement term loans - unsecured	400,000	400,000
Fannie Mae term loans - secured, non-recourse	76,940	77,038
Unamortized loan costs	(10,055)	(6,234)
	$1,249,044	$1,242,883

Aggregate principal maturities of debt as of March 31, 2022 are as follows ($ in thousands):

Remainder of 2022	$291
2023	475,408
2024	75,425
2025	125,816
2026	85,000
2027	100,000
Thereafter	400,000
1,261,940
Less: discount	(2,841)
Less: unamortized loan costs	(10,055)
$1,249,044

Unsecured revolving credit facility and bank term loans

On March 31, 2022, we entered into a new unsecured revolving credit agreement (the “2022 Credit Agreement”) providing us with a $700.0 million unsecured revolving credit facility, replacing our previous $550.0 million unsecured revolver. The 2022 Credit Agreement matures in March 2026, but may be extended at our option, subject to the satisfaction of certain conditions, for two additional six-month periods. Borrowings under the 2022 Credit Agreement bear interest, at our election, at either (i) Term Secured Overnight Financing Rate (“SOFR”) (plus a credit spread adjustment) plus a margin ranging from 0.725% to 1.40%, (ii) Daily SOFR (plus a credit spread adjustment) plus a margin ranging from 0.725% to 1.40% or (iii) the base rate plus a margin ranging from —% to 0.40%. In each election, the actual margin is determined according to our credit ratings. The base rate means, for any day, a fluctuating rate per annum equal to the highest of (i) the Agent’s prime rate, (ii) the federal funds rate on such day plus 0.50% or (iii) the adjusted Term SOFR for a one-month tenor in effect on such day plus 1.0%.

In addition, the 2022 Credit Agreement requires a facility fee equal to 0.125% to 0.30%, based on our rating. We incurred $4.5 million of deferred costs in connection with the 2022 Credit Agreement which are included as a component of “Debt” on the Condensed Consolidated Balance Sheet as of March 31, 2022.

Concurrently with the execution of the 2022 Credit Agreement, we amended our $300.0 million term loan (“2018 Term Loan”) maturing in September 2023. The amendment modifies the existing covenants to align with provisions in the 2022 Credit Agreement and to accrue interest on borrowing based on SOFR (plus a credit spread adjustment) that were previously based on LIBOR, with no change to the existing applicable interest rate margins. We may also elect for the 2018 Term Loan to accrue interest at a base rate plus the applicable margin.

In March 2022, we repaid a $75.0 million term loan maturing August 2022 with proceeds from the revolving credit facility. The term loan bore interest at a rate of 30-day LIBOR (with a 50 basis point floor) plus 185 basis points (“bps”), based on our current leverage ratios. Upon repayment, we expensed approximately $0.2 million of unamortized loan costs associated with this loan which is included in “Loss on early retirement of debt” in our Condensed Consolidated Statement of Income for the three months ended March 31, 2022.

The revolving facility fee was 25 bps per annum during the first quarter of 2022 and based on our current credit ratings, the facility provided for floating interest on the revolver and the term loans at SOFR CME Term Option 1 Month Loan plus 105 bps. At March 31, 2022, the SOFR CME Term Option one month was 41 bps.

At March 31, 2022, we had $615.0 million available to draw on the revolving portion of our credit facility, subject to usual and customary covenants. Among other stipulations, the unsecured credit facility agreement requires that we maintain certain financial ratios within limits set by our creditors. At March 31, 2022, we were in compliance with these ratios.

Pinnacle Bank is a participating member of our banking group. A member of NHI’s Board of Directors and chairman of our audit committee is also the chairman of Pinnacle Financial Partners, Inc., the holding company for Pinnacle Bank. NHI’s local banking transactions are conducted primarily through Pinnacle Bank.

Senior Notes 2031

In January 2021, we issued $400.0 million aggregate principal amount of 3.00% senior notes that mature on February 1, 2031 and pay interest semi-annually (the “2031 Senior Notes”). We used a portion of the net proceeds from the 2031 Senior Notes offering to repay a $100.0 million term loan and recognized a loss on early retirement of debt of $0.5 million for the three months ended March 31, 2021, representing the unamortized loan costs expensed upon early repayment of the term loan.

The 2031 Senior Notes are subject to affirmative and negative covenants, including financial covenants. As of March 31, 2022, we were in compliance with all affirmative and negative covenants, including financial covenants for our 2031 Senior Notes borrowings.

Private placement term loans

Our unsecured private placement term loans, payable interest-only, are summarized below ($ in thousands):

Amount	Inception	Maturity	Fixed Rate
$125,000	January 2015	January 2023	3.99%
50,000	November 2015	November 2023	3.99%
75,000	September 2016	September 2024	3.93%
50,000	November 2015	November 2025	4.33%
100,000	January 2015	January 2027	4.51%
$400,000

Covenants pertaining to the private placement term loans are generally conformed with those governing our credit facility, except for specific debt-coverage ratios and net worth minimums that are more restrictive. Our unsecured private placement term loan agreements include a rate increase provision that is effective if any rating agency lowers our credit rating on our senior unsecured debt below investment grade and our compliance leverage increases to 50% or more.

Fannie Mae term loans

As of March 31, 2022, we had $60.1 million Fannie Mae term-debt financing, originating March 2015, consisting of interest-only payments at an annual rate of 3.79% and a 10-year maturity. The mortgages are non-recourse and secured by eleven properties leased to Bickford. In a December 2017 acquisition, we assumed additional Fannie Mae debt that amortizes through 2025 when a balloon payment will be due, is subject to prepayment penalties until 2024, bears interest at a nominal rate of 4.6%, and has a remaining balance of $16.8 million at March 31, 2022. Collectively, these notes are secured by facilities having a net book value of $106.9 million at March 31, 2022.

Interest Expense and Rate Swap Agreements

The following table summarizes interest expense ($ in thousands):

	Three Months Ended
	March 31,
	2022	2021
Interest expense on debt at contractual rates	$9,558	$10,452
Losses reclassified from accumulated other
comprehensive income into interest expense	—	1,778
Capitalized interest	(2)	(16)
Amortization of debt issuance costs, debt discount and other	642	759
Total interest expense	$10,198	$12,973

On December 31, 2021, our $400.0 million interest rate swap agreements matured that were in place to hedge against fluctuations in variable interest rates applicable to our bank loans.

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

As of March 31, 2022, we had working capital, construction and mezzanine loan commitments to seven operators for $274.5 million, of which we had funded $187.9 million toward these commitments.

As of March 31, 2022, we had $31.3 million of development commitments for construction and renovation for nine properties of which we had funded $23.9 million toward these commitments. In addition to these commitments, Discovery PropCo has committed to funding up to $2.0 million for the purchase of condominium units located at one of the facilities of which $1.0 million had been funded.

As of March 31, 2022, we had $33.9 million of contingent lease inducement commitments in seven lease agreements which are generally based on the performance of facility operations and may or may not be met by the tenant. At March 31, 2022, we had funded $1.5 million toward these commitments of which $1.0 million was funded during the three months ended March 31, 2022.

As provided above, loans funded do not include the effects of discounts or commitment fees.

The credit loss liability for unfunded loan commitments is estimated using the same methodology as for our funded mortgage and other notes receivable based on the estimated amount that we expect to fund. We applied the same COVID-19 pandemic adjustments as discussed in Note 4.

The liability for expected credit losses on our unfunded loans is presented in the following table for the three months ended March 31, 2022 ($ in thousands):

Beginning balance January 1, 2022	$955
Provision for expected credit losses	—
Balance at March 31, 2022	$955

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

As of March 31, 2022, aggregate pandemic-related rent concessions granted to tenants that have been accounted for as variable lease payments totaled approximately $41.4 million, net of cumulative repayments of $0.2 million and excluding any interest accrued. Of this total, net rent deferrals that are contractually agreed to be repaid are $35.9 million. During the first quarter of 2022, we granted rent deferrals of $6.3 million to six tenants, of which Bickford accounts for $4.0 million. Bickford was also granted a rent abatement of approximately $1.5 million. Repayments of rent deferrals during the first quarter of 2022 totaled $0.1 million.

We have agreed to defer approximately $1.8 million in contractual rent due for the second quarter of 2022. We anticipate that some tenants may need additional rent deferrals to assist them with the ongoing impact of the pandemic. The timing and amount of any additional deferrals cannot yet be determined.

Rent deferrals granted in the first quarter of 2021 totaled approximately $4.2 million, of which Bickford accounted for approximately $3.8 million.

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

Welltower, Inc.

In June 2021, Welltower announced that it would acquire certain assets from the senior housing portfolio of Holiday, a privately held senior living management company in which 17 senior living facilities were included in Holiday’s portfolio and governed by a master lease originally executed between a Holiday subsidiary and NHI in 2013. We received no rent due under the master lease from the tenant for these facilities since this change in tenant ownership occurred in late July 2021.

On December 20, 2021, NHI and its subsidiaries NHI-REIT of Next House, LLC, Myrtle Beach Retirement Resident LLC, and Voorhees Retirement Residence LLC filed suit against Welltower, Inc., Welltower Victory II TRS LLC, and Well Churchill Leasehold Owner LLC (collectively the "Defendants") in the Delaware Court of Chancery (Case No. 2021-1097-MTZ). In the litigation, we contended that the Defendants failed repeatedly to honor their legal obligations to NHI. In particular, we asserted that the Defendants acquired assets from a third party, Holiday, that included leases to NHI senior living facilities and fraudulently induced NHI to consent to the assignment of the leases, and then immediately failed to pay rent or provide a promised security agreement that was intended to secure against their default, all as part of an effort to pressure NHI to agree to new conditions outside the assignment agreement or force a sale of the properties to the Defendants. The lawsuit further asserted that the Defendants owed unpaid contractual rent.

In connection with a memorandum of understanding between the parties dated March 4, 2022, NHI applied the remaining approximately $8.8 million lease deposit to past due rents in the first quarter of 2022. Unpaid contractual rent, excluding penalties and interest, totaled $9.1 million through March 31, 2022 after application of the lease deposit. Also, as provided by the memorandum of understanding, Welltower transferred approximately $6.9 million to an escrow account to be released upon satisfactory transition of the facility operations and mutual dismissal of the lawsuit. NHI and certain of its subsidiaries entered into a settlement agreement dated March 31, 2022 with Defendants formalizing the terms to settle the lawsuit.

NHI and certain of its subsidiaries terminated the master lease with Well Churchill Leasehold Owner, LLC as successor in interest to NHI Master Tenant LLC, effective April 1, 2022, upon completion of the transition of the properties subject to the master lease, as follows: (i) one property was sold to a third party, (ii) one property was transitioned to an existing operator relationship and leased pursuant to an existing master lease, and (iii) the remaining 15 properties were transitioned into two new senior housing operating portfolio partnership ventures. See Note 3 for more information on these new ventures.

Also effective April 1, 2022, the parties agreed to dismiss the lawsuit and mutually release all claims related to or arising out of the litigation, and the $6.9 million in escrowed funds were released to NHI.

Note 8. Equity and Dividends

Share Repurchase Plan

On April 15, 2022, the Company’s Board of Directors approved a stock repurchase plan for up to $240.0 million of the Company’s common stock. The plan is effective for a period of one year. Shares may be repurchased from time-to-time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with the terms of Rule 10b-18 of the Securities Exchange Act of 1934 as amended and shall be made in accordance with all applicable laws and regulations in effect. The timing and number of shares repurchased, if any, will depend on a variety of factors, including price, general market and economic conditions, alternative investment opportunities and other corporate considerations.

Dividends

The following table summarizes dividends declared by the Board of Directors or paid during the three months ended March 31, 2022 and 2021:

Three Months Ended March 31, 2022
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
November 5, 2021	December 31, 2021	January 31, 2022	$0.90
February 16, 2022	March 31, 2022	May 6, 2022	$0.90

Three Months Ended March 31, 2021
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
December 15, 2020	December 31, 2020	January 29, 2021	$1.1025
March 12, 2021	March 31, 2021	May 7, 2021	$1.1025

On May 6, 2022, the Board of Directors declared a $0.90 per share dividend to common stockholders of record on June 30, 2022, payable on August 5, 2022.

Note 9. Share-Based Compensation

The Company’s outstanding stock incentive awards have been granted under two incentive plans – the 2012 Stock Incentive Plan (“2012 Plan”) and the 2019 Stock Incentive Plan (“2019 Plan”). During the first quarter of 2022, we granted options to purchase 693,000 shares of common stock under the 2019 Plan. As of March 31, 2022, shares available for future grants totaled

1,447,336 under the 2019 Plan. The following is a summary of share-based compensation expense, net of any forfeitures, included in “General and administrative expenses” in the Condensed Consolidated Statements of Income ($ in thousands):

	Three Months Ended
	March 31,
	2022	2021
Non-cash share-based compensation expense	$5,083	$5,446

The weighted average fair value of options granted during the three months ended March 31, 2022 and 2021 was $11.81 and $14.54 per option, respectively. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2022	2021
Dividend yield	7.1%	6.7%
Expected volatility	49.2%	48.1%
Expected lives	2.9 years	2.9 years
Risk-free interest rate	1.72%	0.33%

The following table summarizes our outstanding stock options:

			Weighted Average
	Number	Weighted Average	Remaining
	of Shares	Exercise Price	Contractual Life (Years)
Options outstanding, January 1, 2021	1,033,838	$83.54
Options granted	652,000	$69.20
Options exercised	(20,000)	$60.52
Options outstanding, March 31, 2021	1,665,838	$78.20

Exercisable at March 31, 2021	1,180,824	$79.31

Options outstanding, January 1, 2022	1,652,505	$78.10
Options granted	693,000	$53.41
Options exercised	(7,500)	$53.41
Options forfeited	(23,000)	$62.33
Options expired	(74,498)	$77.93
Options outstanding, March 31, 2022	2,240,507	$70.71	3.57

Exercisable at March 31, 2022	1,719,487	$74.34	3.27

At March 31, 2022, the aggregate intrinsic value of stock options outstanding and exercisable was $3.8 million and $1.9 million, respectively. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2022 and 2021 was $4.94 per share or less than $0.1 million; and $9.27 per share or $0.2 million, respectively.

As of March 31, 2022, unrecognized compensation expense totaling $4.9 million associated with unvested stock options is expected to be recognized over the following periods: remainder of 2022 - $3.2 million, 2023 - $1.5 million and 2024 - $0.2 million.

Note 10. Earnings Per Common Share

The weighted average number of common shares outstanding during the reporting period is used to calculate basic earnings per common share. Diluted earnings per common share assume the exercise of stock options and the conversion of our convertible debt prior to its retirement using the treasury stock method, to the extent dilutive. Dilution resulting from the conversion option within our convertible debt that was repaid in April 2021 was determined by computing an average of incremental shares included in the three months ended March 31, 2021 diluted EPS computation.

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per common share ($ in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2022	2021
Net income attributable to common stockholders	$8,399	$35,332

BASIC:
Weighted average common shares outstanding	45,850,686	45,305,087

DILUTED:
Weighted average common shares outstanding	45,850,686	45,305,087
Stock options	375	10,873
Convertible senior notes	—	41,813
Weighted average dilutive common shares outstanding	45,851,061	45,357,773

Net income attributable to common stockholders - basic	$0.18	$0.78
Net income attributable to common stockholders - diluted	$0.18	$0.78

Incremental anti-dilutive shares excluded:
Net share effect of stock options with an exercise price in excess of the average market price for our common shares	481,068	216,762

Regular dividends declared per common share	$0.90	$1.1025

Note 11. Fair Value of Financial Instruments

Carrying amounts and fair values of financial instruments that are not carried at fair value at March 31, 2022 and December 31, 2021 in the Condensed Consolidated Balance Sheets are as follows ($ in thousands):

	Carrying Amount		Fair Value Measurement
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Level 2
Variable rate debt	$379,677	$373,682	$385,000	$375,000
Fixed rate debt	$869,367	$869,201	$825,224	$858,124

Level 3
Mortgage and other notes receivable, net	$316,390	$299,952	$321,190	$314,821

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

Carrying amounts of cash and cash equivalents and restricted cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. The fair values of our borrowings under our revolving credit facility and other variable rate debt are reasonably estimated at their notional amounts at March 31, 2022 and December 31, 2021, due to the predominance of floating interest rates, which generally reflect market conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

References throughout this document to “NHI” or the “Company” include National Health Investors, Inc., and its consolidated subsidiaries. In accordance with the Securities and Exchange Commission’s “Plain English” guidelines, this Quarterly Report on Form 10-Q has been written in the first person. In this document, the words “we”, “our”, “ours” and “us” refer only to National Health Investors, Inc. and its consolidated subsidiaries and not any other person. Unless the context indicates otherwise, references herein to “the Company” include all of our consolidated subsidiaries.

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

*We may be exposed to operational risks with respect to our proposed Senior Housing Operating Portfolio (“SHOP”) structured communities;.

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

*    We depend on the ability to continue to qualify for taxation as a REIT for U.S. federal income tax purposes;

*Our ownership of and relationship with any TRSs that we have formed or will form will be limited and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax;

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

See the notes to the annual audited consolidated financial statements in our most recent Annual Report on Form 10-K for the year ended December 31, 2021, and “Business” and “Risk Factors” under Item 1 and Item 1A therein for a further discussion of these and of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. You should carefully consider these risks before making any investment decisions in the Company. These risks and uncertainties are not the only ones facing the Company. There may be additional risks that we do not presently know of and or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition, results of operations, or cash flows could be materially and adversely affected. In that case, the trading price of our shares of stock could decline and you may lose part or all of your investment. Given these risks and uncertainties, we can give no assurance that these forward-looking statements will, in fact, occur and, therefore, caution investors not to place undue reliance on them.

Executive Overview

National Health Investors, Inc., established in 1991 as a Maryland corporation, is a self-managed real estate investment trust (“REIT”) specializing in sale leaseback, joint venture, mortgage and mezzanine financing of need-driven and discretionary senior housing and medical facility investments. Our portfolio consists of real estate investments in independent living facilities, assisted living facilities, entrance-fee communities, senior living campuses, skilled nursing facilities and a specialty hospital. We fund our real estate investments primarily through: (1) operating cash flow, (2) debt offerings, including bank lines of credit and term debt, both unsecured and secured, and (3) the sale of equity securities.

Portfolio

As of March 31, 2022, we had investments in real estate and mortgage and other notes receivable involving 201 facilities located in 32 states. These investments involve 132 senior housing properties, 68 skilled nursing facilities and one hospital, excluding 20 properties classified as assets held for sale. These investments consisted of properties with an original cost of approximately $2.8 billion, rented under primarily triple-net leases to 27 lessees, and $321.5 million aggregate carrying value of mortgage and other notes receivable, excluding an allowance for expected credit losses of $5.1 million, due from ten borrowers.

We classify all of the properties in our portfolio as either senior housing or medical properties. Because our leases represent different underlying revenue sources and result in differing risk profiles, we further classify our senior housing communities as either need-driven (assisted living and memory care communities and senior living campuses) or discretionary (independent living and entrance-fee communities).

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

Medical Facilities within our portfolio receive payment primarily from Medicare, Medicaid and health insurance. These properties include skilled nursing facilities (“SNF”) and a specialty hospital that attract patients who have a need for acute or complex medical attention, preventative medicine, or rehabilitation services. Medical properties are subject to state and federal regulatory oversight and, in the case of hospitals, Joint Commission accreditation.

Senior Housing Operating Portfolio Structure. Effective April 1, 2022 we transferred 15 ILFs previously part of the Holiday Retirement (“Holiday”) portfolio into two separate joint ventures that own the underlying independent living operations and in which NHI has majority interests. These joint ventures will be structured to comply with REIT requirements and are structured to utilize the TRS for activities that would otherwise be non-qualifying for REIT purposes. These properties are operated by two third-party property managers that manage our communities in exchange for the receipt of a management fee, and as such, we are not directly exposed to the credit risk of the property managers in the same manner or to the same extent as we are to our triple-net tenants. However, we rely on the property managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our communities efficiently and effectively. We also rely on the property managers to set appropriate resident fees and otherwise operate our communities in compliance with the terms of our management agreements and all applicable laws and regulations.

The following tables summarize our investments in real estate and mortgage and other notes receivable, excluding $2.6 million for our corporate office and a credit loss reserve balance of $5.1 million, as of and for the three months ended March 31, 2022 ($ in thousands):

	Properties	Beds	Revenue	% Total	Investment
Real Estate Properties
Senior Housing - Need-Driven
Assisted Living	76	4,023	$9,953	14.0%	$739,493
Senior Living Campus	11	1,507	1,443	2.0%	257,808
Total Senior Housing - Need-Driven	87	5,530	11,396	16.0%	997,301
Senior Housing - Discretionary
Independent Living	22	2,591	11,188	15.7%	440,741
Entrance-Fee Communities	11	2,707	15,421	21.6%	744,420
Total Senior Housing - Discretionary	33	5,298	26,609	37.3%	1,185,161
Total Senior Housing	120	10,828	38,005	53.3%	2,182,462
Medical Facilities
Skilled Nursing Facilities	65	8,653	19,326	27.1%	557,996
Hospitals	1	64	1,023	1.4%	40,250
Total Medical Facilities	66		20,349	28.5%	598,246
Total Real Estate Properties	186		58,354	81.8%	$2,780,708
Income From Properties Sold and Held For Sale			3,167
Escrow Funds Received From Tenants			3,038
Total Rental Income			64,559

Mortgage and Other Notes Receivable
Senior Housing - Need-Driven	10	673	1,929	2.8%	$91,994
Senior Housing - Discretionary	2	714	2,658	3.7%	143,462
Skilled Nursing Facilities	3	180	97	0.1%	4,257
Other Notes Receivable	—	—	2,031	2.8%	81,811
Total Mortgage and Other Notes Receivable	15	1,567	6,715	9.4%	$321,524
Other Income			53
Total Revenue			$71,327

Portfolio Summary[1]	Properties	Revenue[2]	% Portfolio	Investment
Real Estate Properties	186	$58,354	89.7%	$2,780,708
Mortgage and Other Notes Receivable	15	6,715	10.3%	321,524
Total Portfolio	201	$65,069	100.0%	$3,102,232

Portfolio by Operator Type
Public	55	$14,805	22.8%	$411,740
National Chain (Privately Owned)	18	14,137	21.7%	618,451
Regional	118	34,539	53.1%	1,979,737
Small	10	1,588	2.4%	92,304
Total Portfolio	201	$65,069	100.0%	$3,102,232

[1] Excludes assets held for sale.
[2] Excludes rental income from properties sold and held for sale and escrow funds received from tenants for property operating expenses.

For the three months ended March 31, 2022, operators of facilities who provided 3% or more and collectively 72% of our total revenues were (parent company, in alphabetical order): Bickford Senior Living; Chancellor Health Care; Discovery Senior Living; Health Services Management; Holiday; Life Care Services; National HealthCare Corporation; Senior Living Communities; and The Ensign Group.

As of March 31, 2022, our average effective annualized rental income was $8,934 per bed for SNFs, $3,831 per unit for SLCs, $9,897 per unit for ALFs, $3,834 per unit for ILFs, $22,787 per unit for EFCs and $63,899 per bed for hospitals.

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

As of March 31, 2022, aggregate pandemic-related rent concessions granted to tenants that have been accounted for as variable lease payments totaled approximately $41.4 million, net of cumulative repayments of $0.2 million and excluding any interest accrued. Of this total, net rent deferrals that are contractually agreed to be repaid are $35.9 million. During the first quarter of 2022, we granted rent deferrals of $6.3 million to six tenants, of which Bickford Senior Living (“Bickford”) accounts for $4.0 million. Bickford was also granted a rent abatement of approximately $1.5 million. Repayments of rent deferrals during the first quarter of 2022 totaled $0.1 million.

We have agreed to defer approximately $1.8 million in contractual rent due for the second quarter of 2022. We anticipate that some tenants may need additional rent deferrals to assist them with the ongoing impact of the pandemic. The timing and amount of any additional deferrals cannot yet be determined.

We are continuing to negotiate with Bickford regarding the repayment of its outstanding deferrals of $26.0 million as of March 31, 2022. We are currently in discussions for Bickford to commence minimum monthly repayments of approximately $3.0 million per year with the deferral balance subject to further reduction by up to approximately $6.0 million based on Bickford’s achieving certain performance targets and completion of certain property disposals.

See “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K for further information regarding the risks presented by the COVID-19 pandemic.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Investment Highlights

Since January 1, 2022, we have completed or announced the following real estate or note investments:

Encore Senior Living

In January 2022, we entered into an agreement to fund a $28.5 million development loan with Encore Senior Living to construct a 108-unit assisted living and memory care community in Fitchburg, Wisconsin. The four-year loan agreement has an annual interest rate of 8.5% and two one-year extensions. We have a purchase option on the property once it has stabilized.

Asset Dispositions

During the three months ended March 31, 2022, we completed the following real estate dispositions as described below ($ in thousands):

Operator	Date	Properties	Asset Class	Net Proceeds	Net Real Estate Investment	Gain
Hospital Corporation of America	Q1 2022	1	MOB	$4,868	$1,904	$2,964
Vitality Senior Living[1]	Q1 2022	1	SLC	8,302	8,285	17
				$13,170	$10,189	$2,981
1 Prior impairment charges recognized on this property of $10.9 million.

Reference Note 3 to the condensed consolidated financial statements for more detail on dispositions.

Second Quarter 2022 Disposal Activity

Holiday

In April 2022, we sold an independent living facility located in Washington for approximately $3.2 million in cash consideration, and incurred $0.3 million of transaction costs, resulting in a minimal loss. The property was classified as assets held for sale on the Condensed Consolidated Balance Sheet as of March 31, 2022. Prior impairment charges recognized on this property totaled $0.9 million.

Chancellor Senior Living

In April 2022, we sold two assisted living facilities located in Texas for approximately $7.8 million in cash consideration, and incurred $0.5 million of transaction costs, resulting in a minimal gain. The properties were classified as assets held for sale on the Condensed Consolidated Balance Sheet as of March 31, 2022. Prior impairment charges recognized on these properties totaled $7.6 million.

Assets Held for Sale and Impairment of Real Estate

At March 31, 2022, 20 properties, with an aggregate net real estate balance of $132.0 million, were classified as assets held for sale on our Condensed Consolidated Balance Sheet, including 12 properties that were classified as assets held for sale during the first quarter of 2022. Rental income associated with the 20 properties was $3.1 million and $3.7 million for the three months ended March 31, 2022 and 2021, respectively.

During the first quarter of 2022, we recorded impairment charges of $24.6 million, including $15.3 million on one property held in use. The impairment charges are included in “Loan and realty losses (gains)” in the Consolidated Statement of Income.

Other

Our leases are typically structured as “triple net leases” on single-tenant properties having an initial leasehold term of 10 to 15 years with one or more five-year renewal options. As such, there may be reporting periods in which we experience few, if any, lease renewals or expirations. During the three months ended March 31, 2022, we did not have any significant renewing or expiring leases. Most of our existing leases contain annual escalators in rent payments. For financial statement purposes, rental income is recognized on a straight-line basis over the term of the lease.

Certain of our leases contain purchase options allowing tenants to acquire the leased properties. At March 31, 2022, we had tenant purchase options on 10 properties with an aggregate net investment of $89.5 million that will become exercisable between

2025 and 2028. Rental income from these properties with tenant purchase options was $2.6 million and $2.7 million for the three months ended March 31, 2022 and 2021, respectively.

In June 2021, we received notification of a tenant’s intention to acquire, pursuant to a purchase option, a hospital located in California that has been included in assets held for sale. The purchase option calls for a minimum purchase price of $15.0 million with any appreciation above $15.0 million to be split evenly between the parties. The net investment at March 31, 2022 was $10.5 million. Rental income was $0.5 million for both the three months ended March 31, 2022 and 2021. The transaction will close no earlier than one year after the receipt of the notice of exercise.

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

Tenant Concentration

As discussed in Note 3 to the condensed consolidated financial statements, we have four lessees (including their affiliated entities, which are the legal tenants) excluding $2.6 million for our corporate office and a credit loss reserve balance of $5.1 million, from whom we individually derive at least 10% of our total revenues as follows ($ in thousands):

	As of March 31, 2022			Revenues[1]
	Asset	Real	Notes	Three Months Ended March 31,
	Class	Estate[2]	Receivable	2022		2021

Senior Living Communities	EFC	$573,631	$47,041	$12,751	18%	$12,723	16%
Holiday[3]	ILF	377,735	—	9,797	14%	10,185	13%
National HealthCare Corporation (“NHC”)	SNF	171,530	—	9,189	13%	9,452	12%
Bickford Senior Living	ALF	476,372	42,912	7,038	10%	10,207	13%
All others, net	Various	1,386,865	231,571	29,514	41%	36,157	44%
Escrow funds received from tenants
for property operating expenses	Various	—	—	3,038	4%	$2,161	2%
		$2,986,133	$321,524	$71,327		$80,885

1 Includes interest income on notes receivable and rental income from properties classified as held for sale.
2 Amounts include any properties classified as held for sale.
3 Revenues include an $8.8 million lease deposit recognized as rental income in the three months ended March 31, 2022.

Straight-line rent of $0.1 million and $0.5 million and interest revenue of $0.9 million and $0.8 million was recognized from the Senior Living Communities lease for the three months ended March 31, 2022 and 2021, respectively. In addition to the lease deposit of $8.8 million in the first quarter of 2022, straight-line rent of $1.0 million and $1.5 million was recognized from the Holiday lease for the three months ended March 31, 2022 and 2021, respectively. For NHC, rent escalations are based on a percentage increase in revenue over a base year and do not give rise to non-cash, straight-line rental income. Straight-line rent of $(0.1) million and $0.6 million and interest revenue of $1.2 million and $0.8 million was recognized from the Bickford leases for the three months ended March 31, 2022 and 2021, respectively.

Holiday

As of March 31, 2022, we leased 15 independent living facilities and one assisted living facility, excluding one property classified as assets held for sale, to a Welltower-controlled subsidiary. We received no rent due under the master lease for these facilities since the Welltower-controlled subsidiary became the tenant on July 30, 2021. Accordingly, we placed the tenant on cash basis in the third quarter of 2021 and filed suit against Welltower, Inc. and certain subsidiaries for default under the master lease. During the first quarter of 2022, we recognized the remaining $8.8 million lease deposit that was applied to outstanding, past-due rent and approximately $1.0 million of deferred income as rental income. Reference Note 7 to our condensed consolidated financial statements for more discussion of the litigation and its subsequent settlement.

Holiday Transition

On April 1, 2022, we disposed of one property classified in assets held for sale as discussed above and transitioned to an existing operator one assisted living community in Florida that was added to the in-place master lease. In addition, we transitioned the remaining 15 independent living facilities into two separate joint ventures that own the underlying independent living operations and in which NHI has majority interests. These joint ventures are structured to comply with REIT requirements and to utilize the TRS for activities that would otherwise be non-qualifying for REIT purposes. These communities are operated by two third-party property managers in exchange for the receipt of a management fee. The third-party managers, or related affiliates of the managers, own equity interests in the respective ventures.

Bickford Senior Living

As of March 31, 2022, we leased 37 facilities, excluding four facilities classified as assets held for sale, under four leases to Bickford. Bickford’s revenues reflect the impact of rent concessions of approximately $5.5 million and $3.8 million for the three months ended March 31, 2022 and 2021, respectively.
In March 2022, we transferred one assisted living facility located in Pennsylvania from the Bickford portfolio to a new operator that is leased pursuant to a four-year triple net lease and wrote off approximately $0.7 million in a straight-line rent receivable, reducing rental income.

Lease Restructure

Effective April 1, 2022, Bickford’s four master lease agreements were restructured and amended. Rent for the portfolio, excluding properties classified as held for sale, will be approximately $28.0 million per year through April 1, 2024, at which time the rent will be reset to a fair market value, not less than 8.0% of our initial gross investment.

We are continuing to negotiate with Bickford regarding the repayment of its outstanding deferrals of $26.0 million as of March 31, 2022. We are currently in discussions for Bickford to commence minimum monthly repayments of approximately $3.0 million per year with the deferral balance subject to further reduction by up to approximately $6.0 million based on Bickford’s achieving certain performance targets and completion of certain property disposals.

One of the master lease agreements covering 12 properties with an original maturity in 2023 has been extended to 2028. The remaining leases with maturity dates in 2031 and 2033 have been extended for two years to 2033 and 2035, respectively.

The following table summarizes the average portfolio occupancy for Senior Living Communities, Bickford and Holiday for the periods indicated, excluding development properties in operation less than 24 months, notes receivable, and properties transitioned to new operators or disposed.

	Properties	1Q21	2Q21	3Q21	4Q21	1Q22	March 2022
Senior Living Communities	9	77.7%	78.5%	80.4%	81.7%	81.7%	81.8%
Bickford[1]	41	75.4%	78.0%	81.0%	82.0%	79.9%	79.4%
Holiday[2]	16	75.6%	76.1%	78.3%	79.2%	76.7%	76.2%

1All prior periods restated for the Pennsylvania asset transition to a new operator.
2All periods reflect the disposition of one property in April 2022.

The following table summarizes the revenue concentration of our top five states for the three months ended March 31, 2022 and 2021, respectively, excluding any escrow funds received for property operating expenses ($ in thousands).

	Three Months Ended March 31,
Location	2022	2021
South Carolina	$8,836	$8,731
Texas	6,963	6,889
Florida	5,944	7,707
Washington	3,904	4,662
California	3,420	3,868
All others	39,222	46,867
Escrow funds received from tenants for property operating expenses	3,038	2,161
	$71,327	$80,885

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

The results of our coverage ratio analysis are presented below on a trailing twelve-month basis, as of December 31, 2021 and 2020 (the most recent periods available).

NHI Total Portfolio

By asset type	SHO	SNF	MEDICAL NON-SNF	TOTAL
Properties	121	74	2	197
4Q20	1.22x	2.92x	2.83x	1.78x
4Q21	0.98x	2.71x	2.80x	1.54x

Market served	Need Driven	Need Driven excl. Bickford	Discretionary	Discretionary excl. SLC & Holiday	Medical	Medical excl. NHC
Properties	92	51	29	4	76	34
4Q20	1.11x	1.04x	1.35x	1.78x	2.92x	2.20x
4Q21	0.80x	0.79x	1.16x	1.57x	2.72x	2.01x

Major tenants	NHC[1]	SLC[2]	Bickford[2]	Holiday
Properties	42	10	41	16
4Q20	3.82x	1.30x	1.19x	1.13x
4Q21	3.61x	1.18x	0.82x	0.86x

NHI Same-Store Portfolio[3]

By asset type	SHO	SNF	MEDICAL NON-SNF	TOTAL
Properties	118	73	1	192
4Q20	1.23x	2.94x	3.55x	1.78x
4Q21	0.98x	2.71x	2.91x	1.53x

Market served	Need Driven	Need Driven excl. Bickford	Discretionary	Discretionary excl. SLC & Holiday	Medical	Medical excl. NHC
Properties	89	48	29	4	74	32
4Q20	1.11x	1.04x	1.35x	1.78x	2.95x	2.19x
4Q21	0.81x	0.79x	1.16x	1.57x	2.72x	1.94x

Major tenants	NHC[1]	SLC[2]	Bickford[2]	Holiday
Properties	42	10	41	16
4Q20	3.82x	1.30x	1.19x	1.13x
4Q21	3.61x	1.18x	0.82x	0.86x
1 NHC based on corporate-level Fixed Charge Coverage Ratio and includes 3 independent living facilities.
2 Excluding PPP funds received from the fourth quarter 2020, SLC and Bickford coverage was 1.10x and 1.03x, respectively.
3 Excludes properties that have transitioned operators in past 24 months and includes properties classified as held for sale.

These results include any amounts received and recognized by the operators from the HHS CARES Act Provider Relief Fund and funds received under the Paycheck Protection Program if the loan has been forgiven. Our operators may not consistently account for any COVID-19 pandemic relief funds received which can impact comparability among operators and across periods.

Fluctuations in portfolio coverage are a result of market and economic trends, local market competition, and regulatory factors as well as the operational success of our tenants. We use the results of individual leases to inform our decision making with respect to specific tenants, but trends described above by property type and operator bear analysis. Our senior housing portfolio shows a decline brought about primarily by a softening in occupancy and rising expenses, including wage pressures. Additionally, the COVID-19 pandemic in the U.S. has further softened coverage for these operators as well as across our portfolio. For many of the affected operators, as is typical of our portfolio in general, NHI has security deposits in place and/or corporate guarantees should actual cash rental shortfalls eventually materialize. In certain instances, our operators may increase their security deposits with us in an amount equal to the coverage shortfall, and, upon subsequent compliance with the required lease coverage ratio, the operator would then be entitled to a full refund. The sufficiency of credit enhancements (e.g. tenant deposits and guarantees) as a protection against economic downturn will be a focus as the economic effects of the COVID-19 pandemic continue. The metrics presented in the tables above give no effect to the presence of these security deposits. Because of the recent disposals of the Florida medical office building and the behavioral hospital, we combined the MOB and Hospital categories previously presented into the “Medical Non-SNF” category. Each MOB’s coverage is driven by the underlying performance of its on-campus hospital as the tenant or guarantor under the lease. As a result, it is typical for MOB operations to have large fluctuations in coverage resulting from hospital operations.

Other Portfolio Activity

Tenant Transitioning

Nine properties were transitioned during 2019 to five new tenants following a period of non-compliance by the former operators. One property located in Tennessee was sold in the first quarter of 2022. The following table summarizes the transition properties during the three months ended March 31, 2022:

			Occupancy[1]
Facility Name (New Tenant)	Units	State	March 2021	June 2021	September 2021	December 2021	March 2022
Discovery Commons of College Park	148	IN	23.1%	36.7%	43.3%	46.6%	50.8%
The Charlotte (SLC)	99	NC	46.6%	57.1%	73.6%	76.6%	87.1%
Chancellor TX-IL portfolio[2]	196	IL/TX	54.4%	56.6%	62.8%	66.0%	64.3%
Beaver Dam Assisted Living (BAKA)	120	WI	60.4%	60.6%	57.9%	62.7%	62.0%
	563		50.5%	54.7%	59.5%	62.7%	63.0%
1 Monthly Average
2 Two Texas properties were classified as Assets Held for Sale on our Condensed Consolidated Balance Sheet as of March 31, 2022 and subsequently sold in the second quarter of 2022. Effective May 1, 2022 the three Illinois properties were transitioned to a new triple-net lease with an existing operator.

Real Estate and Mortgage Write-downs

In addition to the impact of the COVID-19 pandemic, our borrowers and tenants experience periods of significant financial pressures and difficulties similar to those encountered by other health care providers. Our condensed consolidated financial statements for the three months ended March 31, 2022 reflect impairment charges of our long-lived assets of approximately $24.6 million related to additional impairment charges of $2.4 million on one property previously classified as assets held for sale, $6.9 million related to one property classified as assets held for sale during the three months ending March 31, 2022 and $15.3 million on one property held in use as a result of the COVID-19 pandemic and other factors. We reduced the carrying value of the impaired property to its estimated fair value or, with respect to the properties classified as held for sale, to its estimated fair value less costs to sell. We have no significant intangible assets currently recorded on our Condensed Consolidated Balance Sheet that would require assessment for impairment.

We have established a reserve for estimated credit losses of $5.1 million and a liability of $1.0 million for estimated credit losses on unfunded loan commitments as of March 31, 2022. We evaluate the reserves for estimated credit losses on a quarterly basis and make adjustments based on current circumstances as considered necessary.

We believe that the carrying amounts of our real estate properties are recoverable and that mortgage and other notes receivable are realizable and supported by the value of the underlying collateral. However, it is possible that future events could require us to make additional significant adjustments to these carrying amounts.

Results of Operations

The significant items affecting revenues and expenses are described below ($ in thousands):

	Three Months Ended
	March 31,		Period Change
	2022	2021	$	%
Revenues:
Rental income
SHOs leased to Bickford Senior Living	$5,176	$6,671	$(1,495)	(22.4)%
SHOs leased to Chancellor Health Care	724	2,096	(1,372)	(65.5)%
SHOs leased to Discovery Senior Living	1,176	2,416	(1,240)	(51.3)%
SHOs leased to Wingate Healthcare	696	1,019	(323)	(31.7)%
SHOs leased to Sante Partners	451	660	(209)	(31.7)%
SNFs leased to Ignite Team Partners	409	602	(193)	(32.1)%
SNFs leased to National HealthCare	8,337	8,482	(145)	(1.7)%
SHOs leased to Navion Senior Solutions	615	470	145	30.9%
SHOs leased to Senior Living Communities	11,775	11,441	334	2.9%
SHOs leased to Ensign Group	6,374	6,012	362	6.0%
HOSP leased to Vizion Health	855	—	855	NM
SHOs leased to Holiday	8,705	6,344	2,361	37.2%
Other new and existing leases	12,073	12,221	(148)	(1.2)%
Current year disposals and assets held for sale	3,076	9,913	(6,837)	(69.0)%
	60,442	68,347	(7,905)	(11.6)%
Straight-line rent adjustments, new and existing leases	1,079	4,241	(3,162)	(74.6)%
Escrow funds received from tenants for taxes and insurance	3,038	2,161	877	40.6%
Total Rental Income	64,559	74,749	(10,190)	(13.6)%
Interest income and other
Life Care Services mortgages and construction loans	2,065	3,178	(1,113)	(35.0)%
Montecito Medical Real Estate loan	386	—	386	NM
Encore Senior Living mortgage loan	722	327	395	NM
Vizion Health loan	421	—	421	NM
Bickford construction loans	1,245	762	483	63.4%
Other new and existing mortgages and notes	1,876	1,792	84	4.7%
Total Interest Income from Mortgage and Other Notes	6,715	6,059	656	10.8%
Other income	53	77	(24)	(31.2)%
Total Revenues	71,327	80,885	(9,558)	(11.8)%
Expenses:
Depreciation
SHOs leased to Senior Living Communities	3,594	3,853	(259)	(6.7)%
SNFs leased to National HealthCare	351	426	(75)	(17.6)%
HOSP leased to Vizion Health	260	—	260	NM
Current year disposals and assets held for sale	632	3,064	(2,432)	(79.4)%
Other new and existing assets	13,435	13,463	(28)	(0.2)%
Total Depreciation	18,272	20,806	(2,534)	(12.2)%
Interest	10,198	12,973	(2,775)	(21.4)%
Non-cash share-based compensation expense	5,083	5,446	(363)	(6.7)%
Loan and realty losses (gains)	24,528	(50)	24,578	NM
Taxes and insurance on leased properties	3,038	2,161	877	40.6%
Legal	1,827	130	1,697	NM
Other expenses	3,262	2,776	486	17.5%
Total Expenses	66,208	44,242	21,966	49.6%
Gains (losses) from equity method investment	297	(808)	1,105	NM
Gains on sales of real estate, net	2,981	—	2,981	NM
Loss on early retirement of debt	(151)	(451)	300	(66.5)%
Net income	8,246	35,384	(27,138)	(76.7)%

Less: net loss (income) attributable to noncontrolling interests	153	(52)	205	NM
Net income attributable to common stockholders	$8,399	$35,332	$(26,933)	(76.2)%

NM - not meaningful

Financial highlights of the three months ended March 31, 2022, compared to the same period of 2021 were as follows:

•Rental income received from our tenants decreased $10.2 million, or 13.6%, primarily as a result of approximately $3.6 million in additional rent concessions accounted for as either variable lease payments or as modified leases and $6.3 million from properties disposed since April 1, 2021. These decreases were partially offset by the recognition of the Holiday lease deposit and new investments funded since March 2021.

•Rental income includes a $3.2 million decrease in straight-line rent based on the timing and volume of new or modified leases and the overall rate of increase in existing leases and property dispositions since April 1, 2021. During the first quarter of 2022, we impaired one property and wrote off approximately $1.5 million in a straight-line rent receivable. In addition, we wrote off approximately $0.7 million in a straight-line rent receivable upon transferring one property from a Bickford lease to a new operator.

•Funds received for reimbursement of property operating expenses totaled $3.0 million for the three months ended March 31, 2022, and are reflected as a component of rental income. These property operating expenses are recognized in operating expenses in the line item “Taxes and insurance on leased properties.” The increase in the reimbursement income and corresponding property expenses is the result of additional amounts received from tenants and expenses paid on their behalf.

•Interest income from mortgage and other notes increased $0.7 million, or 10.8%, primarily due to new and existing loan fundings, net of paydowns on loans.

•Interest expense decreased $2.8 million, or 21.4%, as a result of the expiration of our interest rate swap agreements on December 31, 2021 and the repayments of indebtedness, including the payoffs of the convertible bond that matured in April 2021 and $250.0 million on term loans.

•Loan and realty losses (gains) increased $24.6 million primarily as a result of impairment charges on three real estate properties of $24.6 million in the first quarter of 2022 as described under the heading “Assets Held for Sale and Impairment of Real Estate” in Note 3 to the condensed consolidated financial statements.

•Legal cost increased $1.7 million primarily related to the Welltower litigation and transition activities for the legacy Holiday portfolio.

•Gains on sales of real estate were $3.0 million and related primarily to the disposition of a medical office building in the first quarter of 2022 as described under the heading “Assets Dispositions” in Note 3 to the condensed consolidated financial statements.

Liquidity and Capital Resources

At March 31, 2022, we had $615.0 million available to draw on our revolving credit facility, $36.1 million in unrestricted cash and cash equivalents, and the potential to access the remaining $417.4 million through the issuance of common stock under the Company’s $500.0 million ATM equity program. In addition, the Company maintains an effective automatic shelf registration statement through which capital could be raised via the issuance of debt and or equity securities.

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

These sources and uses of cash are reflected in our Condensed Consolidated Statements of Cash Flows as summarized below ($ in thousands):

	Three Months Ended March 31,		One Year Change
	2022	2021	$	%
Cash and cash equivalents and restricted cash, January 1	$39,485	$46,343	$(6,858)	(14.8)%
Net cash provided by operating activities	38,680	56,912	(18,232)	(32.0)%
Net cash used in investing activities	(2,060)	(9,133)	7,073	(77.4)%
Net cash (used in) provided by financing activities	(36,177)	22,106	(58,283)	NM
Cash and cash equivalents and restricted cash, March 31	$39,928	$116,228	$(76,300)	(65.6)%

Operating Activities – Net cash provided by operating activities for the three months ended March 31, 2022, which includes new investments completed, lease payment collections arising from escalators on existing leases and interest payments on new real estate and note investments completed, was impacted by approximately $3.6 million in additional rent concessions granted for the first quarter 2022 and properties disposed since April 1, 2021.

Investing Activities – Net cash used in investing activities for the three months ended March 31, 2022 was comprised primarily of approximately $16.5 million of investments in mortgage and other notes and renovations of real estate, offset by the proceeds from the sales of real estate of approximately $13.2 million and the collection of principal on mortgage and other notes receivable of approximately $1.0 million.

Financing Activities – Net cash used in financing activities for the three months ended March 31, 2022 differs from the same period in 2021 primarily as a result of an approximately $18.8 million decrease in net borrowings, inclusive of a $400.0 million senior note offering in the first quarter of 2021, an approximately $48.0 million decrease in proceeds from issuance of common shares and dividend payments which decreased approximately $8.6 million over the same period in 2021.

Debt Obligations

As of March 31, 2022, we had outstanding debt of $1.2 billion. Reference Note 6 to the condensed consolidated financial statements for additional information about our outstanding indebtedness. Also, reference “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for more details on our indebtedness and the impact of interest rate risk.

Unsecured Bank Credit Facility - On March 31, 2022, we entered into a new unsecured revolving credit agreement (the “2022 Credit Agreement”) providing us with a $700.0 million unsecured revolving credit facility, replacing our previous $550.0 million unsecured revolver. The 2022 Credit Agreement matures in March 2026, but may be extended at our option, subject to the satisfaction of certain conditions, for two additional six-month periods. Borrowings under the 2022 Credit Agreement bear interest, at our election, at either (i) Term Secured Overnight Financing Rate (“SOFR”) (plus a credit spread adjustment) plus a margin ranging from 0.725% to 1.40%, (ii) Daily SOFR (plus a credit spread adjustment) plus a margin ranging from 0.725% to 1.40% or (iii) the base rate plus a margin ranging from 0.00% to 0.40%. In each election, the actual margin is determined according to our credit ratings. The base rate means, for any day, a fluctuating rate per annum equal to the highest of (i) the Agent’s prime rate, (ii) the federal funds rate on such day plus 0.50% or (iii) the adjusted Term SOFR for a one-month tenor in effect on such day plus 1.0%. We incurred $4.5 million of deferred costs in connection with the 2022 Credit Agreement.

Concurrently with the execution of the 2022 Credit Agreement, we amended our $300.0 million term loan (“2018 Term Loan”) maturing in September 2023. The amendment modifies the existing covenants to align with provisions in the 2022 Credit Agreement and to accrue interest on borrowings based on SOFR (plus a credit spread adjustment) that was previously based on LIBOR, with no change to the existing applicable interest rate margins. We may also elect for the 2018 Term Loan to accrue interest at a base rate plus the applicable margin.

In March 2022, we repaid a $75.0 million term loan maturing August 2022 with proceeds from the revolving credit facility. The term loan bore interest at a rate of 30-day LIBOR plus 135 basis points (“bps”), based on our credit ratings. Upon repayment, we expensed approximately $0.2 million of unamortized loan costs associated with this loan which is included in “Loss on early retirement of debt” in our Consolidated Statement of Income for the three months ended March 31, 2022.

As of March 31, 2022, the revolver and term loan bore interest at a rate of one-month Term SOFR (plus a 10 bps spread adjustment) plus 105 bps and 125 bps, based on our debt ratings, or 1.46% and 1.66%, respectively. The facility fee was 25 bps per annum. At April 30, 2022, $85.0 million was outstanding under the revolving facility.

The current SOFR spreads and facility fee for our unsecured revolving credit facility and $300.0 million term loan reflect our ratings compliance based on the applicable margin for SOFR loans at a debt rating of BBB-/Baa3 in the Interest Rate Schedule provided below in summary format:

Interest Rate Schedule

	SOFR Spread
Debt Ratings	Revolver	Revolver Facility Fee	$300m Term Loan
A+/A1	0.725%	0.125%	0.75%
A/A2	0.725%	0.125%	0.80%
A-/A3	0.725%	0.125%	0.85%
BBB+/Baa1	0.775%	0.150%	0.90%
BBB/Baa2	0.850%	0.200%	1.00%
BBB-/Baa3	1.050%	0.250%	1.25%
Lower than BBB-/Baa3	1.400%	0.300%	1.65%

Beyond the applicable ratios detailed above, if our credit rating from at least two credit rating agencies is downgraded below “BBB-/Baa3” the debt under our credit agreements will be subject to defined increases in interest rates and fees.

The 2022 Credit Agreement requires that we calculate specified financial statement metrics and meet or exceed a variety of financial ratios, which are usual and customary in nature. These ratios are calculated quarterly and as of March 31, 2022, were within required limits. The calculation of our leverage ratio involves intermediate determinations of our “total indebtedness” and of our “total asset value,” as defined in the 2022 Credit Agreement.

Senior Notes Offering - In January 2021, we issued $400.0 million aggregate principal amount of 3.00% senior notes that mature on February 1, 2031 and pay interest semi-annually (the “2031 Senior Notes”). We remain in compliance with all debt covenants under the unsecured bank credit facility, 2031 Senior Notes and other debt agreements.

Debt Maturities - Reference Note 6 to the condensed consolidated financial statements for more information on our debt maturities.

Credit Ratings - Moody's Investors Services (“Moody's”) announced on November 5, 2020 that it assigned an investment grade issuer credit rating and a senior unsecured debt rating of ‘Baa3’ with a “Negative” outlook to the Company. Moody’s released a credit opinion on October 31, 2021 which affirmed the rating and outlook for the Company. Both Fitch and S&P Global announced in November 2019 a public issuer credit rating of BBB- with an outlook of “Stable.” Fitch confirmed its rating most recently on December 9, 2021 and S&P Global confirmed its rating on November 16, 2021. Our unsecured private placement term loan agreements include a rate increase provision that is effective if any rating agency lowers our credit rating below investment grade and our compliance leverage increases to 50% or more. Any reduction in outlook or downgrade in our credit ratings from the rating agencies could negatively impact our costs of borrowings.

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

We calculate our fixed charge coverage ratio as approximately 6.6x for the three months ended March 31, 2022 (see our discussion under the heading Adjusted EBITDA including a reconciliation to our net income). Giving effect to significant acquisitions, financings, disposals and payoffs on an annualized basis, our consolidated net debt to Annualized Adjusted EBITDA ratio is approximately 4.9x for the three months ended March 31, 2022 ($ in thousands):

Consolidated Total Debt	$1,249,044
Less: cash and cash equivalents	(36,121)
Consolidated Net Debt	$1,212,923

Adjusted EBITDA	$61,475
Annualizing Adjustment	184,425
Annualized impact of recent investments, disposals and payoffs	(42)
$245,858

Consolidated Net Debt to Annualized Adjusted EBITDA	4.9x

Supplemental Guarantor Financial Information

The Company’s $1.0 billion bank credit facility, unsecured private placement term loans due January 2023 through January 2027 with an aggregate principal amount of $400.0 million, and 2031 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by each of the Company’s subsidiaries, except for certain excluded subsidiaries (“Guarantors”). The Guarantors are either owned, controlled or are affiliates of the Company.

The following tables present summarized financial information for the Company and the Guarantors, on a combined basis after eliminating (i) intercompany transactions and balances among the guarantor entities and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor ($ in thousands):

As of
March 31, 2022
Real estate properties, net	$1,865,781
Other assets, net	567,093
Note receivable due from non-guarantor subsidiary	81,396
Totals assets	$2,514,270

Debt	$1,172,598
Other liabilities	62,472
Total liabilities	$1,235,070

Noncontrolling interest	$169

Three Months Ended
March 31, 2022
Revenues	$62,055
Interest revenue on note due from non-guarantor subsidiary	1,148
Expenses	62,500
Loss from equity method investee	297
Gains on sales of real estate	2,981
Loss on early retirement of debt	(151)
Net income	$3,830
Net income attributable to NHI and the subsidiary guarantors	$3,983

Equity

At March 31, 2022 we had 45,850,868 shares of common stock outstanding with a market value of $2.7 billion. Equity on our Condensed Consolidated Balance Sheet totaled $1.5 billion.

Dividends - Our Board of Directors approves a regular quarterly dividend which is reflective of expected taxable income on a recurring basis. Taxable income is determined in accordance with the Internal Revenue Code and differs from net income for financial statements purposes determined in accordance with U.S. generally accepted accounting principles. Our Board of Directors has historically directed the Company toward maintaining a strong balance sheet. Therefore, we consider the competing interests of short and long-term debt (interest rates, maturities and other terms) versus the higher cost of new equity, and we accept some level of risk associated with leveraging our investments. We intend to continue to make new investments that meet our underwriting criteria and where the spreads over our cost of equity and debt capital on a leverage neutral basis will generate sufficient returns to our stockholders. We do not expect to utilize borrowings to satisfy the payment of dividends and project that cash flows from operations for the full year 2022 will be adequate to fund dividends at the current rate.

We intend to comply with REIT dividend requirements that we distribute at least 90% of our annual taxable income for the year ending December 31, 2022 and thereafter. Historically, the Company has distributed at least 100% of annual taxable income. Dividends declared for the fourth quarter of each fiscal year are paid by the end of the following January and are, with some exceptions, treated for tax purposes as having been paid in the fiscal year just ended as provided in IRS Code Sec. 857(b)(8).

The following table summarizes dividends declared by the Board of Directors or paid during the three months ended March 31, 2022 and 2021:

Three Months Ended March 31, 2022
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
November 5, 2021	December 31, 2021	January 31, 2022	$0.90
February 16, 2022	March 31, 2022	May 6, 2022	$0.90

Three Months Ended March 31, 2021
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
December 15, 2020	December 31, 2020	January 29, 2021	$1.1025
March 12, 2021	March 31, 2021	May 7, 2021	$1.1025

On May 6, 2022, the Board of Directors declared a $0.90 per share dividend to common stockholders of record on June 30, 2022, payable on August 5, 2022.

Share Repurchase Plan - On April 15, 2022, the Company’s Board of Directors approved a stock repurchase plan for up to $240 million of the Company’s common stock. The plan is effective for a period of one year. Shares may be repurchased from time-to-time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with the terms of Rule 10b-18 of the Securities Exchange Act of 1934 as amended and shall be made in accordance with all applicable laws and regulations in effect. The timing and number of shares repurchased, if any, will depend on a variety of factors, including price, general market and economic conditions, alternative investment opportunities and other corporate considerations. The stock repurchase plan does not obligate the Company to repurchase any specific number of shares and may be suspended or discontinued at any time.

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

Material Cash Requirements

We had approximately $61.9 million in unrestricted cash and cash equivalents on hand and $615.0 million in availability under our unsecured revolving credit facility as of April 30, 2022. Our expected material cash requirements for the twelve months ended March 31, 2023 and thereafter consist of long-term debt maturities; interest on long-term debt; and contractually obligated expenditures. We expect to meet our short-term liquidity needs largely through cash generated from operations and borrowings under our revolving credit facility, refer to Unsecured Bank Credit Facility above, and sales from real estate investments, although we may choose to seek alternative sources of liquidity. Should we have additional liquidity needs, we believe that we could access long-term financing in the debt and equity capital markets.

Contractual Obligations and Contingent Liabilities

As of March 31, 2022, our contractual payment obligations were as follows ($ in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt, including interest[1]	$1,341,809	$163,462	$458,247	$322,941	$397,159
Development commitments	7,436	7,436	—	—	—
Loan commitments	86,617	52,371	34,246	—	—
	$1,435,862	$223,269	$492,493	$322,941	$397,159
1 Interest is calculated based on the weighted average interest rate of outstanding debt balances as of March 31, 2022. The calculation also includes a facility fee of 0.20%.

Commitments and Contingencies

The following tables summarize information as of March 31, 2022 related to our outstanding commitments and contingencies which are more fully described in the notes to the condensed consolidated financial statements ($ in thousands):

	Asset Class	Type	Total	Funded	Remaining
Loan Commitments:
LCS Sagewood Note A	SHO	Construction	$118,800	$(111,271)	$7,529
Bickford Senior Living	SHO	Construction	14,200	(10,285)	3,915
Encore Senior Living	SHO	Construction	61,500	(33,010)	28,490
Senior Living Communities	SHO	Revolving Credit	20,000	(14,341)	5,659
Timber Ridge OpCo	SHO	Working Capital	5,000	—	5,000
Watermark Retirement	SHO	Working Capital	5,000	(3,223)	1,777
Montecito Medical Real Estate	MOB	Mezzanine Loan	50,000	(15,754)	34,246
			$274,500	$(187,884)	$86,616

See Note 7 to our condensed consolidated financial statements for further details of our loan commitments. As provided above, loans funded do not include the effects of discounts or commitment fees.

In the first quarter of 2022, we received notice of a borrower’s intent to retire senior notes with an aggregate outstanding balance of approximately $111.3 million. The notes bear interest at 7.35% and have a scheduled maturity in December 2028.

The credit loss liability for unfunded loan commitments was $1.0 million as of March 31, 2022 and is estimated using the same methodology as for our funded mortgage and other notes receivable based on the estimated amount that we expect to fund.

	Asset Class	Type	Total	Funded	Remaining
Development Commitments:
Woodland Village	SHO	Renovation	$7,515	$(7,425)	$90
Senior Living Communities	SHO	Renovation	9,930	(9,930)	—
Discovery Senior Living	SHO	Renovation	900	(900)	—
Watermark Retirement	SHO	Renovation	6,500	(4,436)	2,064
Navion	SHO	Renovation	3,650	(600)	3,050
Other	SHO	Various	2,800	(568)	2,232
			$31,295	$(23,859)	$7,436

In addition to the commitments listed above, Discovery PropCo has committed to Discovery for funding up to $2.0 million toward the purchase of condominium units located at one of the facilities, of which $1.0 million has been funded as of March 31, 2022.

	Asset Class	Total	Funded	Remaining
Contingencies (Lease Inducements):
Timber Ridge OpCo	SHO	$10,000	$—	$10,000
Comfort Care Senior Living	SHO	6,000	—	6,000
Wingate Healthcare	SHO	5,000	—	5,000
Navion Senior Solutions	SHO	4,850	(1,500)	3,350
Discovery Senior Living	SHO	4,000	—	4,000
Ignite Medical Resorts	SNF	2,000	—	2,000
Sante Partners	SHO	2,000	—	2,000
		$33,850	$(1,500)	$32,350

We adjust rental income for the amortization of lease inducements paid to our tenants. Amortization of lease inducement payments against revenues was $0.3 million for both three months ending March 31, 2022 and 2021.

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

Welltower, Inc.

In June 2021, Welltower announced that it would acquire certain assets from the senior housing portfolio of Holiday, a privately held senior living management company in which 17 senior living facilities were included in Holiday’s portfolio and governed by a master lease originally executed between a Holiday subsidiary and NHI in 2013. We received no rent due under the master lease from the tenant for these facilities since this change in tenant ownership occurred in late July 2021.

On December 20, 2021, NHI and its subsidiaries NHI-REIT of Next House, LLC, Myrtle Beach Retirement Resident LLC, and Voorhees Retirement Residence LLC filed suit against Welltower, Inc., Welltower Victory II TRS LLC, and Well Churchill Leasehold Owner LLC (collectively the "Defendants") in the Delaware Court of Chancery (Case No. 2021-1097-MTZ). In the litigation, we contended that the Defendants failed repeatedly to honor their legal obligations to NHI. In particular, we asserted that the Defendants acquired assets from a third party, Holiday, that included leases to NHI senior living facilities and fraudulently induced NHI to consent to the assignment of the leases, and then immediately failed to pay rent or provide a promised security agreement that was intended to secure against their default, all as part of an effort to pressure NHI to agree to new conditions outside the assignment agreement or force a sale of the properties to the Defendants. The lawsuit further asserted that the Defendants owed unpaid contractual rent.

In connection with a memorandum of understanding between the parties dated March 4, 2022, NHI applied the remaining approximately $8.8 million lease deposit to past due rents in the first quarter of 2022. Unpaid contractual rent, excluding penalties and interest, totaled $9.1 million through March 31, 2022 after application of the lease deposit. Also, as provided by the memorandum of understanding, Welltower transferred approximately $6.9 million to an escrow account to be released upon satisfactory transition of the facility operations and mutual dismissal of the lawsuit. NHI and certain of its subsidiaries entered into a settlement agreement dated March 31, 2022 with Defendants formalizing the terms to settle the lawsuit.

NHI and certain of its subsidiaries terminated the master lease with Well Churchill Leasehold Owner, LLC as successor in interest to NHI Master Tenant LLC, effective April 1, 2022, upon completion of the transition of the properties subject to the master lease, as follows: (i) one property was sold to a third party, (ii) one property was transitioned to an existing operator relationship and leased pursuant to an existing master lease, and (iii) the remaining 15 properties were transitioned into two new SHOP partnership ventures. See Note 3 for more information on these new ventures.

Also effective April 1, 2022, the parties agreed to dismiss the lawsuit and mutually release all claims related to or arising out of the litigation, and the $6.9 million in escrowed funds were released to NHI.

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

Funds From Operations - FFO

Our FFO per diluted common share for the three months ended March 31, 2022 decreased $0.18 or 14.6% over the same period in 2021 due primarily to the effects of the COVID-19 pandemic and increased legal fees of $1.7 million for the Welltower litigation and transition activities for the legacy Holiday portfolio, partially offset by the recognition of the Holiday lease deposit of $8.8 million in rental income, reduced interest expense and new investments completed since March 2021. FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and applied by us, is net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, impairments of real estate, and real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures, if any. The Company’s computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or have a different interpretation of the current NAREIT definition from that of the Company; therefore, caution should be exercised when comparing our Company’s FFO to that of other REITs. Diluted FFO assumes the exercise of stock options and other potentially dilutive securities.

Our Normalized FFO per diluted common share for the three months ended March 31, 2022 decreased $0.14 or 11.3% over the same period in 2021 due primarily to the effects of the COVID-19 pandemic and increased legal fees of $1.7 million for the Welltower litigation and transition activities for the legacy Holiday portfolio, partially offset by the recognition of the Holiday lease deposit of $8.8 million in rental income, reduced interest expense and new investments completed since March 2021. Normalized FFO excludes from FFO certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to, impairment of non-real estate assets, gains and losses attributable to the acquisition and disposition of non-real estate assets and liabilities, and recoveries of previous write-downs.

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

Funds Available for Distribution - FAD

Our Normalized FAD for the three months ended March 31, 2022 decreased $6.9 million or 11.54% over the same period in 2021 due primarily to the effects of the COVID-19 pandemic and increased legal fees of $1.7 million for the Welltower litigation and transition activities for the legacy Holiday portfolio, partially offset by the recognition of the Holiday lease deposit of $8.8 million in rental income, reduced interest expense and new investments completed since March 2021. In addition to the adjustments included in the calculation of Normalized FFO, Normalized FAD excludes the impact of any straight-line lease revenue, amortization of the original issue discount on our senior unsecured notes, amortization of debt issuance costs, non-cash stock based compensation, as well as certain non-cash items related to our equity method investment.

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

The following table reconciles net income, the most directly comparable GAAP metric, to FFO, Normalized FFO and Normalized FAD and is presented for both basic and diluted weighted average common shares ($ in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2022	2021
Net income attributable to common stockholders	$8,399	$35,332
Elimination of certain non-cash items in net income:
Depreciation	18,272	20,806
Depreciation related to noncontrolling interests	(210)	(210)
Gains on sales of real estate, net	(2,981)	—
Impairments of real estate	24,604	—
NAREIT FFO attributable to common stockholders	48,084	55,928
Loss on early retirement of debt	151	451
Non-cash write-off of straight-line rent receivable	2,139	—
Normalized FFO attributable to common stockholders	50,374	56,379
Straight-line lease revenue, net	(3,219)	(4,241)
Straight-line lease revenue, net, related to noncontrolling interests	22	24
Amortization of lease incentives	252	260
Amortization of original issue discount	80	54
Amortization of debt issuance costs	562	705
Amortization related to equity method investment	(236)	535
Straight-line lease expense related to equity method investment	(8)	25
Note receivable credit loss expense	(76)	(50)
Non-cash share-based compensation	5,083	5,446
Equity method investment capital expenditures	(105)	(105)
Equity method investment non-refundable fees received	(60)	519
Normalized FAD attributable to common stockholders	$52,669	$59,551

BASIC
Weighted average common shares outstanding	45,850,686	45,305,087
NAREIT FFO attributable to common stockholders per share	$1.05	$1.23
Normalized FFO attributable to common stockholders per share	$1.10	$1.24

DILUTED
Weighted average common shares outstanding	45,851,061	45,357,773
NAREIT FFO attributable to common stockholders per share	$1.05	$1.23
Normalized FFO attributable to common stockholders per share	$1.10	$1.24

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

The following table reconciles net income, the most directly comparable GAAP metric, to Adjusted EBITDA ($ in thousands):

	Three Months Ended
	March 31,
	2022	2021
Net income	$8,246	$35,384
Interest expense	10,198	12,973
Franchise, excise and other taxes	244	233
Depreciation	18,272	20,806
NHI’s share of EBITDA adjustments for unconsolidated entities	678	688
Note receivable credit loss expense	(76)	(50)
Gains on sales of real estate, net	(2,981)	—
Loss on early retirement of debt	151	451
Impairment of real estate	24,604	—
Non-cash write-off of straight-line rent receivable	2,139	—
Adjusted EBITDA	$61,475	$70,485

Interest expense at contractual rates	$9,558	$10,452
Interest rate swap payments, net	—	1,778
Principal payments	98	94
Fixed Charges	$9,656	$12,324

Fixed Charge Coverage	6.4x	5.7x

For all periods presented, EBITDA reflects GAAP interest expense, which excludes amounts capitalized during the period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At March 31, 2022, we were exposed to market risks related to fluctuations in interest rates on approximately $385.0 million of variable-rate indebtedness and on our mortgage and other notes receivable. The unused portion ($615.0 million at March 31, 2022) of our revolving credit facility, should it be drawn upon, is subject to variable rates.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a 50 basis-point increase or decrease in the interest rate related to variable-rate debt, and assuming no change in the outstanding balance as of March 31, 2022, net interest expense would increase or decrease annually by approximately $1.9 million or $0.04 per common share on a diluted basis.

Our derivative financial instruments matured on December 31, 2021. We have historically used derivative financial instruments in the normal course of business to mitigate interest rate risk. We do not use derivative financial instruments for speculative purposes. Derivatives are included in the Condensed Consolidated Balance Sheets at their fair value. We may engage in hedging strategies to manage our exposure to market risks in the future, depending on an analysis of the interest rate environment and the costs and risks of such strategies.

The following table sets forth certain information with respect to our debt ($ in thousands):

	March 31, 2022			December 31, 2021
	Balance[1]	% of total	Rate[2]	Balance[1]	% of total	Rate[2]
Fixed rate:
Private placement term loans - unsecured	$400,000	31.7%	4.15%	$400,000	31.9%	4.15%
Senior notes - unsecured	400,000	31.7%	3.00%	400,000	31.9%	3.00%
Fannie Mae term loans - secured, non-recourse	76,940	6.1%	3.97%	77,038	6.2%	3.97%
Variable rate:
Bank term loans - unsecured	300,000	23.8%	1.66%	375,000	30.0%	1.41%
Revolving credit facility - unsecured	85,000	6.7%	1.46%	—	—%
	$1,261,940	100.0%	3.00%	$1,252,038	100.0%	2.95%

[1] Differs from carrying amount due to unamortized discounts and loan costs.
[2] Total is weighted average rate

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects on fair value (“FV”) assuming a parallel shift of 50 bps in market interest rates for a contract with similar maturities as of March 31, 2022 ($ in thousands):

	Balance	Fair Value[1]	FV reflecting change in interest rates
Fixed rate:			-50 bps	+50 bps
Private placement term loans - unsecured	$400,000	$396,672	$401,488	$391,940
Senior notes	400,000	353,428	367,494	339,950
Fannie Mae loans	76,940	75,123	76,213	74,050
[1] The change in fair value of our fixed rate debt was due primarily to the overall change in interest rates.

At March 31, 2022, the fair value of our mortgage and other notes receivable, discounted for estimated changes in the risk-free rate, was approximately $321.2 million. A 50 basis-point increase in market rates would decrease the estimated fair value of our mortgage and other loans by approximately $7.1 million, while a 50 basis point decrease in such rates would increase their estimated fair value by approximately $0.1 million.

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures. As of March 31, 2022, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities and Exchange Act of 1934, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2022.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Welltower, Inc.

In June 2021, Welltower announced that it would acquire certain assets from the senior housing portfolio of Holiday, a privately held senior living management company in which 17 senior living facilities were included in Holiday’s portfolio and governed by a master lease originally executed between a Holiday subsidiary and NHI in 2013. We received no rent due under the master lease from the tenant for these facilities since this change in tenant ownership occurred in late July 2021.

On December 20, 2021, NHI and its subsidiaries NHI-REIT of Next House, LLC, Myrtle Beach Retirement Resident LLC, and Voorhees Retirement Residence LLC filed suit against Welltower, Inc., Welltower Victory II TRS LLC, and Well Churchill Leasehold Owner LLC (collectively the "Defendants") in the Delaware Court of Chancery (Case No. 2021-1097-MTZ). In the litigation, we contended that the Defendants failed repeatedly to honor their legal obligations to NHI. In particular, we asserted that the Defendants acquired assets from a third party, Holiday, that included leases to NHI senior living facilities and fraudulently induced NHI to consent to the assignment of the leases, and then immediately failed to pay rent or provide a promised security agreement that was intended to secure against their default, all as part of an effort to pressure NHI to agree to new conditions outside the assignment agreement or force a sale of the properties to the Defendants. The lawsuit further asserted that the Defendants owed unpaid contractual rent.

In connection with a memorandum of understanding between the parties dated March 4, 2022, NHI applied the remaining approximately $8.8 million lease deposit to past due rents in the first quarter of 2022. Unpaid contractual rent, excluding penalties and interest, totaled $9.1 million through March 31, 2022 after application of the lease deposit. Also, as provided by the memorandum of understanding, Welltower transferred approximately $6.9 million to an escrow account to be released upon satisfactory transition of the facility operations and mutual dismissal of the lawsuit. NHI and certain of its subsidiaries entered into a settlement agreement dated March 31, 2022 with Defendants formalizing the terms to settle the lawsuit.

NHI and certain of its subsidiaries terminated the master lease with Well Churchill Leasehold Owner, LLC as successor in interest to NHI Master Tenant LLC, effective April 1, 2022, upon completion of the transition of the properties subject to the master lease, as follows: (i) one property was sold to a third party, (ii) one property was transitioned to an existing operator relationship and leased pursuant to an existing master lease, and (iii) the remaining 15 properties were transitioned into two new SHOP partnership ventures. See Note 3 for more information on these new ventures.

Also effective April 1, 2022, the parties agreed to dismiss the lawsuit and mutually release all claims related to or arising out of the litigation, and the $6.9 million in escrowed funds were released to NHI.

Item 1A. Risk Factors.

During the three months ended March 31, 2022, there were no material changes to the risk factors that were disclosed in Item 1A of National Health Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 5. Other Information.

On May 6, 2022, the Compensation Committee of the Board of Directors approved an adjusted annual salary of $275,000 for David L. Travis, the Company’s Senior Vice President/Chief Accounting Officer.

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

4.6	Second Supplemental Indenture, dated as of March 31, 2022, among National Health Investors, Inc., Regions Bank, as trustee, and the subsidiary guarantors set forth therein (filed herewith)
10.1	Credit Agreement effective March 31, 2022 by and among National Health Investors, Inc., the Lenders party thereto, and Wells Fargo Bank, National Association as administrative agent (filed herewith)
10.2	Settlement Agreement dated March 31, 2022 by and among National Health Investors, Inc. and Welltower, Inc., Welltower Victory II TRS LLC, and WELL Churchill Leasehold Owner LLC (filed herewith)
10.3
Amendment No. 1 to Term Loan Agreement, dated as of March 31, 2022, among National Health Investors, Inc., Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (filed herewith)

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

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date:	May 9, 2022	/s/ D. Eric Mendelsohn
D. Eric Mendelsohn
President, Chief Executive Officer and Director
(duly authorized officer)

Date:	May 9, 2022	/s/ John L. Spaid
John L. Spaid
Chief Financial Officer
(Principal Financial Officer)