Form 10-Q
period 2022-06-30
NATIONAL HEALTH INVESTORS INC
filed 2022-08-08
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	_____________	to	_____________

Commission File Number 001-10822
National Health Investors Inc
(Exact name of registrant as specified in its charter)

Maryland		62-1470956
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

222 Robert Rose Drive
Murfreesboro	Tennessee	37129
(Address of principal executive offices)		(Zip Code)

(615)	890-9100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	NHI	New York Stock Exchange

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

There were 44,655,156 shares of common stock outstanding of the registrant as of August 1, 2022.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets:
Real estate properties:
Land	$178,787	$186,658
Buildings and improvements	2,599,734	2,707,422
Construction in progress	1,781	468
	2,780,302	2,894,548
Less accumulated depreciation	(593,036)	(576,668)
Real estate properties, net	2,187,266	2,317,880
Mortgage and other notes receivable, net of reserve of $5,214 and $5,210, respectively	204,277	299,952
Cash and cash equivalents	43,435	37,412
Straight-line rent receivable	79,697	96,198
Assets held for sale, net	56,669	66,398
Other assets, net	15,947	21,036
Total Assets	$2,587,291	$2,838,876

Liabilities and Stockholders’ Equity:
Debt	$1,104,495	$1,242,883
Accounts payable and accrued expenses	25,336	23,181
Dividends payable	40,190	41,266
Lease deposit liabilities	—	8,838
Deferred income	4,282	5,725
Total Liabilities	1,174,303	1,321,893

Commitments and contingencies

Redeemable noncontrolling interests	11,487	—

National Health Investors, Inc. Stockholders’ Equity:
Common stock, $0.01 par value, 100,000,000 shares authorized
44,655,156 and 45,850,599 shares issued and outstanding, respectively	447	459
Capital in excess of par value	1,597,679	1,591,182
Cumulative dividends in excess of net income	(205,906)	(84,558)
Total National Health Investors, Inc. Stockholders’ Equity	1,392,220	1,507,083
Noncontrolling interests	9,281	9,900
Total Equity	1,401,501	1,516,983
Total Liabilities and Stockholders’ Equity	$2,587,291	$2,838,876

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements. The Condensed Consolidated Balance Sheet at December 31, 2021 was derived from the audited consolidated financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Revenues:
Rental income	$39,982	$68,351	$104,541	$143,101
Resident fees and services	11,992	—	11,992	—
Interest income and other	7,925	5,979	14,694	12,114
	59,899	74,330	131,227	155,215
Expenses:
Depreciation	17,772	20,658	36,044	41,464
Interest	10,862	12,840	21,060	25,813
Senior housing operating expenses	9,113	—	9,113	—
Legal	339	(40)	2,166	90
Franchise, excise and other taxes	225	232	469	465
General and administrative	5,049	3,588	13,150	11,577
Taxes and insurance on leased properties	2,157	2,175	5,195	4,337
Loan and realty losses	4,094	1,221	28,622	1,171
	49,611	40,674	115,819	84,917
Gains on sales of real estate, net	10,521	6,484	13,502	6,484
Loss on operations transfer, net	(729)	—	(729)	—
Gain on note payoff	1,113	—	1,113	—
Loss on early retirement of debt	—	—	(151)	(451)
Gains (losses) from equity method investment	273	(909)	569	(1,718)
Net income	21,466	39,231	29,712	74,613
Less: net loss (income) attributable to noncontrolling interests	207	(48)	361	(100)
Net income attributable to common stockholders	$21,673	$39,183	$30,073	$74,513

Weighted average common shares outstanding:
Basic	45,708,238	45,850,599	45,779,433	45,577,843
Diluted	45,718,538	45,858,074	45,784,771	45,607,924

Earnings per common share:
Net income attributable to common stockholders - basic	$0.47	$0.85	$0.66	$1.63
Net income attributable to common stockholders - diluted	$0.47	$0.85	$0.66	$1.63

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)

Net income	$21,466	$39,231	$29,712	$74,613
Other comprehensive income:
Increase in fair value of cash flow hedges	—	(76)	—	(82)
Reclassification for amounts recognized as interest expense	—	1,820	—	3,598
Total other comprehensive income	—	1,744	—	3,516
Comprehensive income	21,466	40,975	29,712	78,129
Comprehensive loss (income) attributable to noncontrolling interests	207	(48)	361	(100)
Comprehensive income attributable to common stockholders	$21,673	$40,927	$30,073	$78,029

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2022	2021
	(unaudited)
Cash flows from operating activities:
Net income	$29,712	$74,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	36,044	41,464
Amortization of debt issuance costs, debt discounts and prepaids	2,156	2,255
Amortization of commitment fees and note receivable discounts	(739)	(252)
Amortization of lease incentives	7,419	522
Straight-line rent adjustments	13,836	(8,391)
Non-cash interest income on mortgage and other notes receivable	(2,055)	(1,153)
Non-cash lease deposit liability recognized as rental income	(8,838)	—
Gains on sales of real estate, net	(13,502)	(6,484)
Gain on note payoff	(1,113)	—
(Gains) losses from equity method investment	(569)	1,718
Loss on operations transfer, net	729	—
Loss on early retirement of debt	151	451
Loan and realty losses	28,622	1,171
Payment of lease incentives	—	(1,042)
Non-cash share-based compensation	6,511	6,438
Changes in operating assets and liabilities:
Other assets	(2,563)	(2,691)
Accounts payable and accrued expenses	(276)	118
Deferred income	(77)	(225)
Net cash provided by operating activities	95,448	108,512

Cash flows from investing activities:
Investments in mortgage and other notes receivable	(24,366)	(42,836)
Collections of mortgage and other notes receivable	114,873	52,266
Acquisition of real estate	(4,876)	(46,817)
Proceeds from sales of real estate	108,893	43,871
Investments in renovations of existing real estate	(2,870)	(1,479)
Investments in equipment	—	(64)
Distribution from equity method investment	569	288
Net cash provided by investing activities	192,223	5,229

Cash flows from financing activities:
Proceeds from revolving credit facility	95,000	60,000
Payments on revolving credit facility	(95,000)	(333,000)
Payments on term loans	(135,192)	(125,185)
Proceeds from issuance of senior notes	—	396,784
Debt issuance costs	(4,598)	(5,018)
Proceeds from issuance of common shares, net	—	47,904
Distributions to noncontrolling interests	(522)	(402)
Convertible note redemption	—	(66,076)
Dividends paid to stockholders	(82,531)	(100,366)
Taxes remitted on employee stock awards	(14)	—
Proceeds from noncontrolling interests	11,738	—
Payments to repurchase shares of common stock	(69,977)	—
Net cash used in financing activities	(281,096)	(125,359)

Increase in cash and cash equivalents and restricted cash	6,575	(11,618)
Cash and cash equivalents and restricted cash, beginning of period	39,485	46,343
Cash and cash equivalents and restricted cash, end of period	$46,060	$34,725
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Six Months Ended
	June 30,
	2022	2021
	(unaudited)
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$20,182	$20,062
Supplemental disclosure of non-cash investing and financing activities:
Real estate acquired in exchange for mortgage notes receivable	$9,071	$—
Change in other assets related to sales of real estate	$102	$—
Change in accounts payable related to investments in real estate construction	$—	$888
Change in accounts payable related to renovations of existing real estate	$67	$—
Change in accounts payable related to distributions to noncontrolling interests	$16	$63
Operating equipment received in transfer of operations	$1,287	$—
Increase in accounts payable related to transfer of operations	$300	$—

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Cumulative Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss	Total National Health Investors, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances at December 31, 2021	45,850,599	$459	$1,591,182	$(84,558)	$—	$1,507,083	$9,900	$1,516,983
Noncontrolling interests distribution	—	—	—	—	—	—	(243)	(243)
Total comprehensive income (loss)	—	—	—	8,399	—	8,399	(153)	8,246
Taxes remitted on employee stock awards	—	—	(7)	—	—	(7)	—	(7)
Shares issued on stock options exercised	269	—	—	—	—	—	—	—
Share-based compensation	—	—	5,083	—	—	5,083	—	5,083
Dividends declared, $0.90 per common share	—	—	—	(41,265)	—	(41,265)	—	(41,265)
Activity for the three months ended March 31, 2022	269	—	5,076	(32,866)	—	(27,790)	(396)	(28,186)
Distributions declared to noncontrolling interests, excluding $24 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(243)	(243)
Total comprehensive income, excluding a loss of $227 attributable to redeemable noncontrolling interests	—	—	—	21,673	—	21,673	20	21,693
Taxes remitted on employee stock awards	—	—	(7)	—	—	(7)	—	(7)
Shares issued on stock options exercised	463	—	—	—	—	—	—	—
Repurchases of common stock	(1,196,175)	(12)	—	(69,965)	—	(69,977)	—	(69,977)
Share-based compensation	—	—	1,428	—	—	1,428	—	1,428
Dividends declared, $0.90 per common share	—	—	—	(40,190)	—	(40,190)	—	(40,190)
Activity for the three months ended June 30, 2022	(1,195,712)	(12)	1,421	(88,482)	—	(87,073)	(223)	(87,296)
Balances at June 30, 2022	44,655,156	$447	$1,597,679	$(205,906)	$—	$1,392,220	$9,281	$1,401,501

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Cumulative Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss	Total National Health Investors Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances at December 31, 2020	45,185,992	$452	$1,540,946	$(22,015)	$(7,149)	$1,512,234	$10,711	$1,522,945
Noncontrolling interests distribution	—	—	—	—	—	—	(233)	(233)
Total comprehensive income	—	—	—	35,332	1,772	37,104	52	37,156
Issuance of common stock, net	661,951	7	47,944	—	—	47,951	—	47,951
Shares issued on stock options exercised	2,656	—	—	—	—	—	—	—
Share-based compensation	—	—	5,446	—	—	5,446	—	5,446
Dividends declared, $1.025 per common share	—	—	—	(50,550)	—	(50,550)	—	(50,550)
Activity for the three months ended March 31, 2021	664,607	7	53,390	(15,218)	1,772	39,951	(181)	39,770
Noncontrolling interest conveyed in acquisition	—	—	—	—	—	—	(233)	(233)
Total comprehensive income	—	—	—	39,183	1,744	40,927	48	40,975
Equity component in redemption of convertible debt	—	—	(6,076)	—	—	(6,076)	—	(6,076)
Equity issuance cost	—	—	(47)	—	—	(47)	—	(47)
Share-based compensation	—	—	992	—	—	992	—	992
Dividends declared, $0.90 per common share	—	—	—	(41,266)	—	(41,266)	—	(41,266)
Activity for the three months ended June 30, 2021	—	—	(5,131)	(2,083)	1,744	(5,470)	(185)	(5,655)
Balances at June 30, 2021	45,850,599	$459	$1,589,205	$(39,316)	$(3,633)	$1,546,715	$10,345	$1,557,060

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(unaudited)

Note 1. Organization and Nature of Business

National Health Investors, Inc. (“NHI,” “the Company,” “we,” “us,” or “our”), established in 1991 as a Maryland corporation, is a self-managed real estate investment trust (“REIT”) specializing in sale-leaseback, joint venture, mortgage and mezzanine financing of need-driven and discretionary senior housing and medical facility investments. We operate through two reportable segments: Real Estate Investments and Senior Housing Operating Portfolio (“SHOP”). Our Real Estate Investments segment consists of lease, mortgage and other note investments in independent living facilities, assisted living facilities, entrance-fee communities, senior living campuses, skilled nursing facilities and a hospital. As of June 30, 2022, we had investments of approximately $2.4 billion in 168 health care real estate properties located in 33 states and leased pursuant primarily to triple-net leases to 25 lessees consisting of 102 senior housing communities (“SHO”), 65 skilled nursing facilities and one hospital, excluding 13 properties classified as assets held for sale. Our portfolio of 13 mortgages along with other notes receivable totaled $209.5 million, excluding an allowance for expected credit losses of $5.2 million, as of June 30, 2022. Our SHOP segment is comprised of two ventures that own the operations of independent living facilities (“ILF”). As of June 30, 2022, we had investments of approximately $335.5 million in 15 properties with a combined 1,731 units located in eight states that are operated on behalf of the Company by two independent managers pursuant to the terms of separate management agreements that commenced April 1, 2022. The third-party managers, or related affiliates of the managers, own equity interests in the respective ventures.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, joint ventures and subsidiaries in which we have a controlling interest. We also consolidate certain entities when control of such entities can be achieved through means other than voting rights (“variable interest entities” or “VIEs”) if the Company is deemed to be the primary beneficiary of such entities. All material intercompany transactions and balances are eliminated in consolidation.

Effective April 1, 2022 and at June 30, 2022, our consolidated total assets and liabilities include two consolidated ventures comprising our SHOP activities formed with two separate partners - Merrill Gardens, L.L.C. (“Merrill”) and DSHI NHI Holiday LLC, a controlled affiliate of Discovery Senior Living. We consider both ventures to be VIEs as either the members, as a group, lack the characteristics of a controlling financial interest or there are disproportionate voting rights but substantially all of the activities are performed on behalf of the Company. We are deemed to be the primary beneficiary because we have the ability to control the activities that most significantly impact each VIE’s economic performance. The assets of the ventures primarily consist of real estate properties, cash and cash equivalents, and resident fees and services (accounts receivable). Their obligations primarily consist of operating expenses of the ILFs (accounts payable and accrued expenses) and capital expenditures for the properties. As of and for the three months ended June 30, 2022, our redeemable noncontrolling interests relate to these ventures. Assets of the consolidated SHOP ventures that can be used only to settle obligations of each respective SHOP venture include namely $262.2 million of real estate properties, net, and $11.6 million of cash and cash equivalents. Liabilities of the consolidated SHOP ventures for which creditors do not have recourse to the general credit of the Company are not material. Reference Notes 5 and 9 for further discussion of these new ventures.

We also consolidate two real estate partnerships formed with our partners, Discovery Senior Housing Investor XXIV, LLC,

and LCS Timber Ridge LLC, to invest in senior housing facilities. We consider both partnerships ventures to be VIEs, based on our determination that the total equity at risk in each is insufficient to finance activities without additional subordinated financial support. NHI directs the activities that most significantly impact economic performance of these ventures, subject to limited protective rights extended to our JV partners for specified business decisions. Because of our control of these ventures, we include their assets, liabilities, noncontrolling interests and operations in our consolidated financial statements.

At June 30, 2022, we held interests in nine unconsolidated VIEs, and, because we lack either directly or through related parties the power to direct the activities that most significantly impact their economic performance, we have concluded that the Company is not the primary beneficiary. Accordingly, we account for our transactions with these entities and their subsidiaries at either amortized cost or net realizable value for straight-line rent receivables, excluding our investment accounted for under the equity method.

The Company’s unconsolidated VIEs are summarized below by date of initial involvement. For further discussion of the nature of the relationships, including the sources of exposure to these VIEs, see the notes to our condensed consolidated financial statements cross-referenced below ($ in thousands).

Date	Name	Source of Exposure	Carrying Amount	Maximum Exposure to Loss	Note Reference
2012	Bickford Senior Living	Notes and funding commitment	$45,138	$60,187	Notes 3, 4
2014	Senior Living Communities	Notes and straight-line receivable	$87,851	$94,188	Notes 3, 4
2016	Senior Living Management	Notes and straight-line receivable	$26,724	$26,724	—
2019	Encore Senior Living	Notes and straight-line receivable	$28,353	$52,729	Notes 3, 4
2020	Timber Ridge OpCo, LLC	Various[2]	$(5,000)	$5,000	Note 6
2020	Watermark Retirement	Notes and straight-line receivable	$8,740	$10,517	—
2021	Montecito Medical Real Estate	Notes and funding commitment	$20,255	$50,000	Note 4
2021	Vizion Health	Notes and straight-line receivable	$20,340	$22,724	—
2021	Navion Senior Solutions[1]	Various[1]	$7,871	$13,911	—
1 Notes, loan commitments, straight-line rents receivables, and unamortized lease incentives
2 Loan commitment, equity method investment and straight-line rents receivables

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

We use the equity method of accounting when we own an interest in an entity whereby we can exert significant influence over but cannot control the entity’s operations. We discontinue equity method accounting if our investment in an entity (and net advances) is reduced to zero unless we have guaranteed obligations of the entity or are otherwise committed to provide further financial support for the entity. Reference Note 6 for further discussion of our equity method investment.

Noncontrolling Interests

Contingently redeemable noncontrolling interests are recorded at their initial carrying amounts upon issuance and are subsequently adjusted to reflect their share of gains or losses and distributions attributable to the noncontrolling interests. In periods where they are or will become probable of redemption, an adjustment to the redemption value of the noncontrolling interests is also recognized through Capital in excess of par value on the Company’s Consolidated Balance Sheets and included in our computation of earnings per share. As of June 30, 2022, these noncontrolling interests were classified as mezzanine equity, as discussed further in Note 9.

Additionally, we consolidate two real estate partnerships formed with our partners, Discovery Senior Housing Investor XXIV, LLC and LCS Timber Ridge LLC, to invest in senior housing facilities. As of June 30, 2022 and December 31, 2021, these noncontrolling interests are classified in equity.

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

The following table sets forth our “Cash and cash equivalents and restricted cash” reported within the Company’s Condensed Consolidated Statements of Cash Flows ($ in thousands):

	June 30, 2022	June 30, 2021
Cash and cash equivalents	$43,435	$32,544
Restricted cash (included in Other assets, net)	2,625	2,181
	$46,060	$34,725

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

Impairment of Long-Lived Assets

We evaluate the recoverability of the carrying amount of our long-lived assets when events or circumstances, including significant physical changes, significant adverse changes in general economic conditions and significant deterioration of the underlying cash flows of the long-lived assets, indicate that the carrying amount of the long-lived assets may not be recoverable. The need to recognize an impairment charge is based on estimated undiscounted future cash flows compared to the carrying amount. If recognition of an impairment charge is necessary, it is measured as the amount by which the carrying amount exceeds the estimated fair value of the long-lived asset.

During the three and six months ended June 30, 2022, we recognized impairment charges of approximately $4.1 million and $28.7 million, respectively, included in “Loan and realty losses” in our Condensed Consolidated Statements of Income. Reference Note 3 for more discussion.

Revenue Recognition

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

During the second quarter of 2022, we placed Bickford Senior Living (“Bickford”) on the cash basis of revenue recognition for lease purposes. We recorded write offs of $18.1 million of straight-line rents receivable and $7.1 million of lease incentives related to our Bickford master lease agreements during the three and six months ended June 30, 2022. Reference Note 3 for further discussion.

Resident Fees and Services - Resident fee revenue associated with our SHOP activities is recorded when services are rendered and includes resident room and care charges, community fees and other resident charges. Residency agreements are generally short term (30 days to one year), with resident fees billed monthly in advance. Revenue for certain related services is recognized as services are provided and billed monthly in arrears.

Accounting for Lease Modifications related to the Coronavirus Pandemic

In April 2020, the FASB issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the coronavirus (“COVID-19”) pandemic. The Lease Modification Q&A clarifies that entities may elect not to evaluate whether lease-related relief provided to mitigate the economic effects of the COVID-19 pandemic is a lease modification under Accounting Standard Codification (“ASC”) 842, Leases (“ASC 842”). Instead, an entity that elects not to evaluate whether a concession directly related to the COVID-19 pandemic, which does not substantially increase either its rights as lessor or the obligations of the tenant, is a lease modification can decide whether or not to apply the modification guidance. An entity should apply the election consistently to leases with similar characteristics and similar circumstances. We have elected not to apply the modification guidance under ASC 842 and have accounted for qualified rent concessions as variable lease payments when applicable, and recorded as rental income when received. During the three and six months ended June 30, 2022, we provided $2.9 million and $10.7 million lease concessions, respectively, directly related to the COVID-19 pandemic, as discussed in more detail in Note 8.

Income Tax

We intend at all times to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Accordingly, we will generally not be subject to U.S. federal income tax, provided that we continue to qualify as a REIT and make distributions to stockholders at least equal to or in excess of 90% our taxable income. Certain activities that we undertake may be conducted by entities that have elected to be treated as taxable REIT subsidiaries (TRSs). TRSs are subject to federal, state, and local income taxes. Accordingly, a provision for income taxes has been made in the consolidated financial statements. A failure to qualify under the applicable REIT qualification rules and regulations would have a material adverse impact on our financial position, results of operations and cash flows.

Segments

We operate our business through two reportable segments: Real Estate Investments and SHOP. In our Real Estate Investments segment, we invest in i) senior housing and healthcare real estate and lease those properties to healthcare operating companies under triple-net leases that obligate tenants to pay all property-related expenses and ii) mortgage and other notes receivable throughout the United States. Our SHOP segment is comprised of the operations of 15 ILFs located throughout the United States that are operated on behalf of the Company by two independent managers pursuant to the terms of separate management agreements that commenced April 1, 2022. Reference Notes 5 and 14 for additional information.

Note 3. Investment Activity

Asset Acquisition

On April 29, 2022, we acquired a 53-unit assisted living facility located in Oshkosh, Wisconsin, from Encore Senior Living. The acquisition price was $13.3 million and included the full payment of an outstanding construction note receivable to us of $9.1 million, including interest. We have agreed to pay up to $0.8 million in additional cash consideration pending the results of an ongoing property tax appeal. As of June 30, 2022, no amount of this consideration is expected to be paid. We added the facility to an existing master lease for a term of 15 years at an initial lease rate of 7.25%, with an annual escalator of 2.5%.

Asset Dispositions

During the three and six months ended June 30, 2022, we completed the following real estate property dispositions within our Real Estate Investments reportable segment as described below ($ in thousands):

Operator	Date	Properties	Asset Class	Net Proceeds	Net Real Estate Investment	Gain/(Impairment)[2]
Hospital Corporation of America	Q1 2022	1	MOB	$4,868	$1,904	$2,964
Vitality Senior Living[1]	Q1 2022	1	SLC	8,302	8,285	17
Holiday[1]	Q2 2022	1	ILF	2,990	3,020	(30)
Chancellor Senior Living[1]	Q2 2022	2	ALF	7,305	7,357	(52)
Bickford[1]	Q2 2022	3	ALF	25,959	28,268	(2,309)
Comfort Care	Q2 2022	4	ALF	40,000	38,445	1,556
Helix Healthcare	Q2 2022	1	HOSP	19,500	10,535	8,965
				$108,924	$97,814	$11,111

1 Total impairment charges recognized on these properties were $41.7 million, of which $4.8 million were recognized in the six months ended June 30, 2022.
2 Impairments are included in “Loan and realty losses” in Condensed Consolidated Statements of Income for the three and six months ended June 30, 2022.

Holiday Retirement

In April 2022, we sold an independent living facility located in Washington for approximately $3.2 million in cash consideration, and incurred $0.3 million of transaction costs. The property was previously classified as assets held for sale on the Condensed Consolidated Balance Sheet. Total prior impairment charges recognized on this property totaled $0.9 million.

Chancellor Senior Living

In April 2022, we sold two assisted living facilities located in Texas for approximately $7.8 million in cash consideration, and incurred $0.5 million of transaction costs. The properties were previously classified as assets held for sale on the Condensed Consolidated Balance Sheet. Total prior impairment charges recognized on these properties totaled $7.7 million.

Bickford

In May 2022, we sold three assisted living facilities located in Kansas and Missouri for approximately $26.4 million in cash consideration and $2.4 million in contingent consideration, and incurred $0.4 million of transaction costs. The properties were previously classified as assets held for sale on the Condensed Consolidated Balance Sheet. Total impairment charges recognized in “Loan and realty losses” in the Consolidated Statements of Income on these properties totaled $22.2 million, of which $2.3 million and $4.6 million was recognized for the three and six months ended June 30, 2022, respectively. The contingent consideration represents cash placed in escrow that will be returned to the buyers to the extent the sold properties generate negative monthly cash flows over the twelve months following from the dates of sale. After the twelve-month period, any remaining funds not distributed will be paid to the Company. We have assessed that it was not probable that any of the escrowed funds would be received by the Company. To the extent this assessment changes, or funds are ultimately received, we will recognize the amount as a gain on the sale of real estate.

Comfort Care

In May 2022, we sold four assisted living facilities located in Michigan for approximately $40.0 million in cash consideration, resulting in a gain of approximately $1.6 million. The properties were previously classified as assets held for sale on the Condensed Consolidated Balance Sheet. Rental income was $0.5 million and $1.2 million for the three and six months ended June 30, 2022, respectively, and $0.8 million and $1.6 million for the three and six months ended June 30, 2021, respectively. Prior pandemic-related rent deferrals of $0.8 million that were accounted for as variable lease payments were forgiven as a result of the sale.
Helix Healthcare

In June 2022, we sold a hospital located in California, pursuant to a purchase option, for approximately $19.5 million in cash consideration, resulting in a gain of approximately $9.0 million. The property was previously classified as assets held for sale on the Condensed Consolidated Balance Sheet. Rental income was $0.5 million and $1.0 million the three and six months ended June 30, 2022 and June 30, 2021, respectively.

Assets Held for Sale and Long-Lived Assets

At June 30, 2022, 13 properties in our Real Estate Investments reportable segment, with an aggregate net real estate balance of $56.7 million, were classified as assets held for sale on our Condensed Consolidated Balance Sheet as of June 30, 2022, including four properties that were transferred into assets held for sale during the second quarter of 2022. Rental income associated with the 13 properties was $1.0 million for both the three and six months ended June 30, 2022 and $1.6 million and $3.4 million for the three and six months ended June 30, 2021, respectively.

During the three and six months ended June 30, 2022, we recorded impairment charges of $4.1 million and $28.7 million respectively, related to our Real Estate Investments reportable segment. The impairment charges are included in “Loan and realty losses” in the Condensed Consolidated Statements of Income.

We reduce the carrying value of impaired properties to their estimated fair value or, with respect to the properties classified as held for sale, to estimated fair value less costs to sell. To estimate the fair values of the properties, we utilized a market approach which considered binding agreements for sales (Level 1 inputs), non-binding offers to purchase from unrelated third parties and/or broker quotes of estimated values (Level 3 inputs), and/or independent third-party valuations (Level 1 and 3 inputs).

Third Quarter 2022 Dispositions

Discovery

In July 2022, we sold an assisted living facility located in Indiana for approximately $8.5 million in cash consideration, and incurred $0.3 million of transaction costs. The property was classified in assets held for sale on the Condensed Consolidated Balance Sheet as of June 30, 2022. Prior impairment charges recognized on the property totaled $8.4 million.

Tenant Concentration

The following table contains information regarding tenant concentration, excluding $2.6 million for our corporate office, $335.5 million for SHOP, and a credit loss reserve of $5.2 million, based on the percentage of revenues for the six months ended June 30, 2022 and 2021, related to tenants or affiliates of tenants, that exceed 10% of total revenue ($ in thousands):

	as of June 30, 2022			Revenues[1]
	Asset	Real	Notes	Six Months Ended June 30,
	Class	Estate[2]	Receivable	2022		2021

Senior Living Communities	EFC	$573,631	$46,364	$25,549	19%	$25,420	16%
National HealthCare Corporation (“NHC”)	SNF	171,530	—	18,597	14%	18,844	12%
Holiday Retirement (“Holiday”)[3]	ILF	—	—	16,680	13%	19,188	12%
Bickford Senior Living[4]	ALF	412,304	44,850	N/A	N/A	16,893	11%
All others, net	Various	1,370,360	118,277	53,214	41%	70,533	46%
Escrow funds received from tenants
for property operating expenses	Various	—	—	5,195	4%	4,337	3%
		$2,527,825	$209,491	119,235		155,215
Resident fees and services[5]				11,992	9%	—	—%
				$131,227		$155,215

1 Includes interest income on notes receivable and rental income from properties classified as held for sale.
2 Amounts include any properties classified as held for sale.
3 Revenues for the six months ended June 30, 2022 include an $8.8 million lease deposit recognized in the first quarter of 2022 and $6.9 million in escrow cash received in the second quarter of 2022. Reference Note 8 for more discussion.
4 Below 10% for the six months ended June 30, 2022, as such revenues are included in All others, net.
5 There is no tenant concentration in resident fees and services because these agreements are with individual residents.

At June 30, 2022, the two states in which we had an investment concentration of 10% or more were South Carolina (12.0%) and Texas (12.3%).

Two of our board members, including our chairman, are also members of NHC’s board of directors.

Senior Living Communities

As of June 30, 2022, we leased ten retirement communities to Senior Living Communities, LLC (“Senior Living”). We recognized straight-line rent revenue of $0.2 million and $1.2 million from Senior Living for the three and six months ended June 30, 2022 and 2021, respectively.

Holiday Transition

On April 1, 2022, we disposed of one property classified in assets held for sale and transitioned one assisted living community in Florida to our existing real estate partnership with Discovery Senior Living. The transitioned property was added to the partnership’s in-place master lease. In addition, we terminated the master lease and transitioned the remaining 15 independent living facilities into two separate partnership ventures that own the underlying independent living operations and in which NHI has majority interests. Reference Note 5 for more discussion of the ventures.

Bickford Senior Living

As of June 30, 2022, we leased 37 facilities, excluding one facility classified as assets held for sale, under four leases to Bickford. Revenues from Bickford reflect the impact of pandemic-related rent concessions of approximately $5.5 million for the six months ended June 30, 2022 and $6.5 million and $10.3 million for the three and six months ended June 30, 2021, respectively.

During the second quarter of 2022, we wrote off approximately $18.1 million of straight-line rents receivable and $7.1 million of lease incentives, that were included in “Other assets” on the Condensed Consolidated Balance Sheet, to rental income upon converting Bickford to the cash basis of accounting. These write offs were the result of a change in our evaluation of collectability of future rent payments due under its four master lease agreements based upon information we obtained from Bickford regarding its financial condition that raised substantial doubt as to its ability to continue as a going concern.
In addition to the three properties sold that are discussed above, we completed various restructuring activities in the Bickford leased property portfolio during the first and second quarters of 2022. In March 2022, we transferred one assisted living facility located in Pennsylvania from the Bickford portfolio to a new operator that is leased pursuant to a ten-year triple net lease and wrote off approximately $0.7 million in a straight-line rent receivable, reducing rental income. In the second quarter of 2022, we restructured and amended, three of Bickford’s master lease agreements covering 26 properties and reached agreement on the repayment terms of the $26.0 million in outstanding pandemic-related deferrals. Significant terms of these agreements are as follows:

• Extends the maturity dates of the modified leases to 2033 and 2035. The remaining master lease agreement covering 11 properties with an original maturity in 2023 was previously extended to 2028.

• Reduces the combined rent for the portfolio to approximately $28.3 million per year through April 1, 2024, subject to a nominal annual increase, at which time the rent will be reset to a fair market value, not less than 8.0% of our initial gross investment.

• Requires monthly payments beginning October 1, 2022 through December 31, 2024 based on a percentage of Bickford’s monthly revenues exceeding an established threshold. The deferrals may be reduced by up to $6.0 million upon Bickford achieving certain performance targets and the sale or transition of certain properties to new operators.

Tenant Purchase Options

Certain of our leases contain purchase options allowing tenants to acquire the leased properties. At June 30, 2022, we had tenant purchase options on 10 properties with an aggregate net investment of $90.6 million that will become exercisable between 2025 and 2028. Rental income from these properties with tenant purchase options was $2.7 million and $5.3 million for the three and six months ended June 30, 2022 respectively, and $2.6 million and $5.3 million for the three and six months ended June 30, 2021, respectively.

We cannot reasonably estimate at this time the probability that any other purchase options will be exercised in the future. Consideration to be received from the exercise of any tenant purchase option is expected to exceed our net investment in the leased property or properties.

Future Minimum Base Rent

Future minimum lease payments to be received by us under our operating leases at June 30, 2022, are as follows ($ in thousands):

Remainder of 2022	$169,619
2023	222,412
2024	211,973
2025	208,559
2026	211,604
2027	173,915
Thereafter	619,332
$1,817,414

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Lease payments based on fixed escalators, net of deferrals	$58,648	$61,394	$118,115	$128,982
Lease payments based on variable escalators	1,258	894	2,486	1,913
Straight-line rent income	(14,915)	4,150	(13,836)	8,391
Escrow funds received from tenants for property operating expenses	2,157	2,175	5,195	4,337
Amortization of lease incentives	(7,166)	(262)	(7,419)	(522)
Rental income	$39,982	$68,351	$104,541	$143,101

Note 4. Mortgage and Other Notes Receivable

At June 30, 2022, our investments in mortgage notes receivable totaled $124.2 million secured by real estate and other assets of the borrower (e.g., UCC liens on personal property) related to 13 facilities and other notes receivable totaling $85.3 million, substantially all of which are guaranteed by significant parties to the notes or by cross-collateralization of properties with the same owner. These balances exclude a credit loss reserve of $5.2 million at June 30, 2022. All our notes were on full accrual basis at June 30, 2022.

Mortgage and Other Notes Receivable

Life-Care Services - Sagewood

In the second quarter of 2022, we received repayment of a $111.3 million mortgage note receivable along with all accrued interest and a prepayment fee of $1.1 million which is reflected in “Gain on note payoff” on the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2022. Interest income was $3.1 million and $5.2 million for the three and six months ended June 30, 2022, respectively, and $2.5 million and $5.7 million, for the three and six months ended June 30, 2021, respectively.

Encore Senior Living

In January 2022, we entered into an agreement to fund a $28.5 million development loan with Encore Senior Living to construct a 108-unit assisted living and memory care community in Fitchburg, Wisconsin. The four-year loan agreement has an annual interest rate of 8.5% and two one-year extensions. We have a purchase option on the property once it has stabilized. The total amount funded on the note was $5.2 million as of June 30, 2022.

Montecito Medical Real Estate

We have a $50.0 million mezzanine loan and security agreement with Montecito Medical Real Estate for a fund that invests in medical real estate, including medical office buildings, throughout the United States. During the second quarter of 2022, we funded $4.5 million on two real estate investments. The loan agreement was modified in the second quarter so that these two real estate investments accrue interest at an annual rate of 7.5% that is paid monthly in arrears and 4.5% per year in interest to be paid upon certain future events including repayments, sales of fund investments, and refinancings (the “Deferred Interest”). Prior borrowings under the loan agreement bear interest at an annual rate of 9.5% and accrue an additional 2.5% in Deferred Interest. Funds drawn in accordance with this agreement are required to be repaid on a per-investment basis five years from deployment of the funds for the applicable investment and includes two one-year extensions. As of June 30, 2022, we have funded $20.3 million of our commitment that was used to acquire nine medical office buildings for a combined purchase price of approximately $86.7 million. For the three and six months ended June 30, 2022, we received interest of $0.5 million and $0.9 million, respectively. For the six months ended June 30, 2022, we received principal of $0.3 million.
Bickford construction and mortgage loans

As part of the June 2021 sale of six properties to Bickford, we executed a $13.0 million second mortgage as a component of the purchase price consideration. This second mortgage note receivable bears interest at a 10% annual rate and matures in April 2026. Interest income was $0.3 million and $0.7 million, respectively, for the three and six months ended June 30, 2022. We did not include this note receivable in the determination of the gain to be recognized upon sale of the portfolio. Therefore, this note receivable is not reflected in “Mortgage and other notes receivable, net” in the Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021.

As of June 30, 2022, we had two fully funded construction loans of $28.7 million and one $14.2 million construction loan with $12.2 million funded to Bickford. The construction loans are secured by first mortgage liens on substantially all real and personal property as well as a pledge of any and all leases or agreements which may grant a right of use to the property. Usual and customary covenants extend to the agreements, including the borrower’s obligation for payment of insurance and taxes. NHI has a fair market value purchase option on the properties at stabilization of the underlying operations. On certain development projects, Bickford, as borrower, is entitled to up to $2.0 million per project in incentives based on the achievement of predetermined operational milestones and, if funded, will increase NHI's future purchase price and eventual NHI lease payment.

We also have a mortgage loan of $4.0 million to Bickford due February 2025, bearing interest at 7%, that amortizes on a twenty-five-year basis.

Senior Living Communities

We provided a $20.0 million revolving line of credit to Senior Living whose borrowings under the revolver are to be used for working capital needs and to finance construction projects within its portfolio, including building additional units. Beginning January 1, 2023, availability under the revolver reduces to $15.0 million. The revolver matures in December 2029 at the time of lease maturity. At June 30, 2022, the $13.7 million outstanding under the facility bears interest at 8.98% per annum, the prevailing 10-year U.S. Treasury rate plus 6%.

The Company also has a mortgage loan of $32.7 million with Senior Living that originated in July 2019 for the acquisition of a 248-unit continuing care retirement community (“CCRC”) in Columbia, South Carolina. The mortgage loan is for a term of five years with two one-year extensions and carries an interest rate of 7.25%. Additionally, the loan conveys to NHI a purchase option at a stated minimum price of $38.3 million, subject to adjustment for market conditions.

Credit Loss Reserve

Our principal measures of credit quality, except for construction mortgages, are debt service coverage for amortizing loans and interest or fixed charge coverage for non-amortizing loans, collectively referred to as “Coverage”. A Coverage ratio provides a measure of the borrower’s ability to make scheduled principal and interest payments. The Coverage ratios presented in the following table have been calculated utilizing the most recent date for which data is available, March 31, 2022, using EBITDARM (earnings before interest, taxes, depreciation, amortization, rent and management fees) and the requisite debt service, interest service or fixed charges, as defined in the applicable loan agreement. We categorize Coverage into three levels: (i) more than 1.5x, (ii) between 1.0x and 1.5x, and (iii) less than 1.0x. We update the calculation of Coverage on a quarterly basis. Coverage is not a meaningful credit quality indicator for construction mortgages as either these developments are not generating any operating income, or they have insufficient operating income as occupancy levels necessary to stabilize the properties have not yet been achieved. We measure credit quality for these mortgages by considering the construction and stabilization timeline and the financial condition of the borrower as well as economic and market conditions. As of June 30, 2022, we did not have any construction loans that we considered underperforming.

We consider the guidance in ASC 310-20 when determining whether a modification, extension or renewal constitutes a current period origination. The credit quality indicator as of June 30, 2022, is presented below for the amortized cost, net by year of origination of ($ in thousands):

	2022	2021	2020	2019	2018	Prior	Total
Mortgages
more than 1.5x	$4,965	$—	$33,364	$—	$28,700	$4,183	$71,212
between 1.0x and 1.5x	—	—	—	32,700	—	—	32,700
less than 1.0x	—	—	3,906	6,422	—	10,000	20,328
	4,965	—	37,270	39,122	28,700	14,183	124,240
Mezzanine
more than 1.5x	—	23,189	—	—	—	9,511	32,700
between 1.0x and 1.5x	—	20,415	—	—	—	—	20,415
less than 1.0x	—	—	—	—	—	14,500	14,500
No coverage available	—	—	—	750	—	—	750
	—	43,604	—	750	—	24,011	68,365
Revolver
more than 1.5x							3,223
between 1.0x and 1.5x							13,663
less than 1.0x							—
							16,886
					Credit loss reserve		(5,214)
							$204,277

Due to the economic uncertainty created by the COVID-19 pandemic and the potential impact on the collectability of our mortgages and other notes receivable, we forecasted at the beginning of the pandemic a 20% increase in the probability of a default and a 20% increase in the amount of loss from a default resulting in an effective adjustment of 44%.

The allowance for expected credit losses is presented in the following table for the six months ended June 30, 2022 ($ in thousands):

Beginning balance January 1, 2022	$5,210
Provision for expected credit losses	4
Balance June 30, 2022	$5,214

Note 5. Senior Housing Operating Portfolio Formation Activities

Concurrently with the settlement of the outstanding litigation with Welltower discussed more fully in Note 8, we terminated the master lease with a Welltower-controlled subsidiary for the legacy Holiday properties effective April 1, 2022 and transitioned the operations of 15 ILFs from the Welltower-controlled tenant into two new ventures. These new ventures, consolidated by the Company, are structured to comply with REIT requirements and utilize the TRS for activities that would otherwise be non-qualifying for REIT purposes. The properties in each venture are operated by a property manager in exchange for a management fee. The equity structure of these ventures are comprised of 65% and 35% preferred and common equity interests, respectively. The Company owns 100% of the preferred equity interests in these ventures and an aggregate blended common equity interest of 89%. As of June 30, 2022, the annual fixed preferred return was approximately $10.2 million. Additionally, the managers, or affiliates of the managers, own common equity interests in their respective ventures. Given certain provisions of the operating agreements, including provisions related to a Company change in control, the noncontrolling interests associated with the ventures were determined to be contingently redeemable, as discussed further in Note 9. Each venture is discussed in more detail below.

Merrill Gardens Managed Portfolio

We transferred six ILFs located in California and Washington into a consolidated venture with Merrill. Merrill contributed $10.6 million in cash for its common equity interest in the venture. The operating agreement includes additional contingent distributions to the partners based on the attainment of certain yields on investment calculated on an annual basis.

The properties are managed by Merrill pursuant to a management agreement with an initial term through March 2032 that automatically renews on a year-to-year basis thereafter unless terminated by either party with notice. The management agreement entitles Merrill to a base management fee of 5% of net revenue and a real estate services fee of 5% of real estate costs incurred during any calendar year that exceed $1,000 times the number of units at each facility.

Discovery Managed Portfolio

We transferred nine ILFs located in Arkansas, Georgia, Ohio, Oklahoma, New Jersey, and South Carolina into a consolidated venture with DSHI NHI Holiday LLC (the “Discovery member”), a controlled affiliate of Discovery. The Discovery member contributed $1.1 million in cash for its common equity interest in the venture. The operating agreement includes additional contingent distributions to the partners based on the attainment of certain yields on investment calculated on an annual basis.

The properties are managed by separate controlled affiliates of Discovery pursuant to management agreements with an initial term through March 2032 that automatically renews on a year-to-year basis thereafter unless terminated by either party with notice. The management agreement entitles the managers to a base management fee of 5% of net revenue.

Note 6. Equity Method Investment

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

We account for our investment in Timber Ridge OpCo under the equity method and decrease the carrying value of our investment for losses in the entity and distributions to NHI for cumulative amounts up to and including our basis plus any commitments to fund operations. Our commitments are currently limited to the additional $5.0 million under the revolving credit facility. As of June 30, 2022, we have recognized our share of Timber Ridge OpCo’s operating losses in excess of our initial investment. These cumulative losses of $5.0 million in excess of our original basis are included in “Accounts payable and accrued expenses” in our Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021. Excess unrecognized equity method losses for the three and six months ended June 30, 2022 were $0.9 million and $1.6 million, respectively. Cumulative unrecognized losses were $2.6 million through June 30, 2022. We recognized gains of approximately $0.3 million and $0.6 million, representing cash distributions received for the three and six months ended June 30, 2022, and losses of approximately $0.9 million and $1.7 million related to our investment in Timber Ridge OpCo for the three and six months ended June 30, 2021, respectively.

The Timber Ridge property is subject to early resident mortgages secured by a Deed of Trust and Indenture of Trust (the “Deed and Indenture”). As part of our acquisition, Timber Ridge PropCo acquired the Timber Ridge property and a subordination agreement was entered into pursuant to which the trustee acknowledged and confirmed that the security interests created under the Deed and Indenture were subordinate to any security interests granted in connection with the loan made by NHI to Timber Ridge PropCo. In addition, by terms of the resident loan assumption agreement, during the term of the lease (seven years with two renewal options), Timber Ridge OpCo is to indemnify Timber Ridge PropCo for any repayment by Timber Ridge PropCo of these liabilities under the guarantee. As a result of the subordination and resident loan assumption agreements, no liability has been recorded as of June 30, 2022. The balance secured by the Deed and Indenture was $15.2 million at June 30, 2022.

Note 7. Debt

Debt consists of the following ($ in thousands):

	June 30, 2022	December 31, 2021
Revolving credit facility - unsecured	$—	$—
Bank term loans - unsecured	240,000	375,000
Senior notes - unsecured, net of discount of $2,760 and $2,921	397,240	397,079
Private placement term loans - unsecured	400,000	400,000
Fannie Mae term loans - secured, non-recourse	76,845	77,038
Unamortized loan costs	(9,590)	(6,234)
	$1,104,495	$1,242,883

Aggregate principal maturities of debt as of June 30, 2022 are as follows ($ in thousands):

Remainder of 2022	$196
2023	415,408
2024	75,425
2025	125,816
2026	—
2027	100,000
Thereafter	400,000
1,116,845
Less: discount	(2,760)
Less: unamortized loan costs	(9,590)
$1,104,495

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

In addition, the 2022 Credit Agreement requires a facility fee equal to 0.125% to 0.30%, based on our rating. We incurred $4.5 million of deferred costs in connection with the 2022 Credit Agreement which are included as a component of “Debt” on the Condensed Consolidated Balance Sheet as of June 30, 2022.

Concurrently with the execution of the 2022 Credit Agreement, we amended our $300.0 million term loan (“2018 Term Loan”) maturing in September 2023. The amendment modifies the existing covenants to align with provisions in the 2022 Credit Agreement and to accrue interest on borrowings based on SOFR (plus a credit spread adjustment) that were previously based on LIBOR, with no change to the existing applicable interest rate margins. We may also elect for the 2018 Term Loan to accrue interest at a base rate plus the applicable margin. During the second quarter of 2022, we repaid $60.0 million of the 2018 Term Loan.

In March 2022, we repaid a $75.0 million term loan maturing August 2022 with proceeds from the revolving credit facility. The term loan bore interest at a rate of 30-day LIBOR (with a 50 basis point floor) plus 185 basis points (“bps”), based on our current leverage ratios. Upon repayment, we expensed approximately $0.2 million of unamortized loan costs associated with this loan which is included in “Loss on early retirement of debt” in our Condensed Consolidated Statement of Income for the six months ended June 30, 2022.

The revolving facility fee was 25 bps per annum during the first quarter of 2022 and based on our current credit ratings, the facility provided for floating interest on the revolver and the term loans at SOFR CME Term Option 1 Month Loan plus 105 bps. At June 30, 2022, the SOFR CME Term Option one month was 179 bps.

At June 30, 2022, we had $700.0 million available to draw on the revolving portion of our credit facility, subject to usual and customary covenants. Among other stipulations, the unsecured credit facility agreement requires that we maintain certain financial ratios within limits set by our creditors. At June 30, 2022, we were in compliance with these ratios.

Pinnacle Bank is a participating member of our banking group. A member of NHI’s Board of Directors and chairman of our audit committee is also the chairman of Pinnacle Financial Partners, Inc., the holding company for Pinnacle Bank. NHI’s local banking transactions are conducted primarily through Pinnacle Bank.

Senior Notes 2031

In January 2021, we issued $400.0 million aggregate principal amount of 3.00% senior notes that mature on February 1, 2031 and pay interest semi-annually (the “2031 Senior Notes”). We used a portion of the net proceeds from the 2031 Senior Notes offering to repay a $100.0 million term loan and recognized a loss on early retirement of debt of $0.5 million for the three and six months ended June 30, 2021, representing the unamortized loan costs expensed upon early repayment of the term loan.

The 2031 Senior Notes are subject to affirmative and negative covenants, including financial covenants. As of June 30, 2022, we were in compliance with all affirmative and negative covenants, including financial covenants for our 2031 Senior Notes borrowings.

Private Placement Term Loans

Our unsecured private placement term loans, payable interest-only, are summarized below ($ in thousands):

Amount	Inception	Maturity	Fixed Rate
$125,000	January 2015	January 2023	3.99%
50,000	November 2015	November 2023	3.99%
75,000	September 2016	September 2024	3.93%
50,000	November 2015	November 2025	4.33%
100,000	January 2015	January 2027	4.51%
$400,000

Covenants pertaining to the private placement term loans are generally conformed with those governing our credit facility, except for specific debt-coverage ratios that are more restrictive. Our unsecured private placement term loan agreements include a rate increase provision that is effective if any rating agency lowers our credit rating on our senior unsecured debt below investment grade and our compliance leverage increases to 50% or more.

Fannie Mae Term Loans

As of June 30, 2022, we had $60.1 million Fannie Mae term-debt financing, originating March 2015, consisting of interest-only payments at an annual rate of 3.79% and a 10-year maturity. The mortgages are non-recourse and secured by eleven properties leased to Bickford. In a December 2017 acquisition, we assumed additional Fannie Mae debt that amortizes through 2025 when a balloon payment will be due, is subject to prepayment penalties until 2024, bears interest at a nominal rate of 4.6%, and has a remaining balance of $16.7 million at June 30, 2022. Collectively, these notes are secured by facilities having a net book value of $106.1 million at June 30, 2022.

Interest Expense and Rate Swap Agreements

The following table summarizes interest expense ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest expense on debt at contractual rates	$10,262	$10,368	$19,819	$20,821
Losses reclassified from accumulated other
comprehensive income into interest expense	—	1,820	—	3,598
Capitalized interest	(9)	(17)	(10)	(34)
Amortization of debt issuance costs, debt discount and other	609	669	1,251	1,428
Total interest expense	$10,862	$12,840	$21,060	$25,813

On December 31, 2021, our $400.0 million interest rate swap agreements matured that were in place to hedge against fluctuations in variable interest rates applicable to our bank loans.

Note 8. Commitments, Contingencies and Uncertainties

In the normal course of business, we enter into a variety of commitments, typically consisting of funding revolving credit arrangements, construction and mezzanine loans to our operators to conduct expansions and acquisitions for their own account, and commitments for the funding of construction for expansion or renovation to our existing properties under lease. In our leasing operations, we offer to our tenants and to sellers of newly acquired properties a variety of inducements that originate contractually as contingencies but which may become commitments upon the satisfaction of the contingent event. Contingent payments earned will be included in the respective lease bases when funded.

As of June 30, 2022, we had working capital, construction and mezzanine loan commitments to five operators for $144.9 million, of which we had funded $75.7 million toward these commitments.

As of June 30, 2022, we had $34.0 million of development commitments for construction and renovation for eleven properties of which we had funded $24.0 million toward these commitments. In addition to these commitments, we have agreed to pay up to $0.8 million in additional cash consideration pending the results of an ongoing property tax appeal related to a property acquired in the second quarter of 2022. As of June 30, 2022, no amount of this consideration is expected to be paid as discussed in Note 3. Discovery PropCo has committed to fund up to $2.0 million toward the purchase of condominium units located at one of the facilities of which $1.0 million had been funded as of June30, 2022.

As of June 30, 2022, we had $28.6 million of contingent lease inducement commitments in seven lease agreements which are generally based on the performance of facility operations and may or may not be met by the tenant. At June 30, 2022, we had funded $1.5 million toward these commitments.

As provided above, loans funded do not include the effects of discounts or commitment fees.

The credit loss liability for unfunded loan commitments is estimated using the same methodology as for our funded mortgage and other notes receivable based on the estimated amount that we expect to fund. We applied the same COVID-19 pandemic adjustments as discussed in Note 4.

The liability for expected credit losses on our unfunded loans reflected in “Accounts payable and accrued expenses” on the Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 is presented in the following table for the six months ended June 30, 2022 ($ in thousands):

Beginning balance January 1, 2022	$955
Provision for expected credit losses	(127)
Balance at June 30, 2022	$828

COVID-19 Pandemic Contingencies

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

As of June 30, 2022, aggregate pandemic-related rent concessions granted to tenants that have been accounted for as variable lease payments totaled approximately $44.0 million, net of cumulative repayments of $0.3 million and excluding any interest accrued. Of this total, net rent deferrals that are contractually agreed to be repaid are $38.0 million. During the three and six months ended June 30, 2022, we granted pandemic-related rent deferrals of $2.9 million to three tenants and $9.2 million to seven tenants, respectively. In addition, we granted rent abatements in the first quarter of 2022 to Bickford of approximately $1.5 million. Repayments of rent deferrals during the three and six months ended June 30, 2022 totaled $0.1 million and $0.2 million, respectively.

We anticipate that some tenants may need additional rent deferrals to assist them with the ongoing impact of the pandemic. The timing and amount of any additional deferrals cannot yet be determined.

Rent deferrals granted for the three and six months ended June 30, 2021 totaled approximately $9.9 million and $14.1 million, respectively, of which Bickford accounted for approximately $6.5 million and $10.3 million, respectively.

Litigation

Our facilities are subject to claims and suits in the ordinary course of business. Our lessees and borrowers have indemnified, and are obligated to continue to indemnify us, against all liabilities arising from the operation of the facilities, and are further obligated to indemnify us against environmental or title problems affecting the real estate underlying such facilities. In addition, such claims may include, among other things professional liability and general liability claims, as well as regulatory proceedings related to our SHOP segment where we are the holder of the applicable healthcare license. While there may be lawsuits pending against us and certain of the owners and/or lessees of the facilities, management believes that the ultimate resolution of all such pending proceedings will have no direct material adverse effect on our financial condition, results of operations or cash flows.

Welltower, Inc.

In June 2021, Welltower announced that it would acquire certain assets from the senior housing portfolio of Holiday, a privately held senior living management company, that included 17 senior living facilities governed by a master lease originally executed between a Holiday subsidiary and NHI in 2013. We received no rent due under the master lease from the tenant for these facilities since this change in tenant ownership occurred in late July 2021.

On December 20, 2021, NHI and its subsidiaries NHI-REIT of Next House, LLC, Myrtle Beach Retirement Resident LLC, and Voorhees Retirement Residence LLC filed suit against Welltower, Inc., Welltower Victory II TRS LLC, and Well Churchill Leasehold Owner LLC (collectively the "Defendants") in the Delaware Court of Chancery (Case No. 2021-1097-MTZ). In the litigation, we contended that the Defendants repeatedly failed to honor their legal obligations to NHI. In particular, we asserted that the Defendants acquired assets from a third party, Holiday, that included leases to NHI senior living facilities and fraudulently induced NHI to consent to the assignment of the leases, and then immediately failed to pay rent or provide a promised security agreement that was intended to secure against their default, all as part of an effort to pressure NHI to agree to new conditions outside the assignment agreement or force a sale of the properties to the Defendants. The lawsuit further asserted that the Defendants owed unpaid contractual rent.

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

NHI and certain of its subsidiaries terminated the master lease with Well Churchill Leasehold Owner, LLC as successor in interest to NHI Master Tenant LLC, effective April 1, 2022, upon completion of the transition of the properties subject to the master lease, as follows: (i) one property was sold to a third party, (ii) one property was transitioned to an existing operator relationship and leased pursuant to an existing master lease, and (iii) the remaining 15 properties were transitioned into two new SHOP partnership ventures. See Note 5 for more information on these new ventures.

Also effective April 1, 2022, the parties agreed to dismiss the lawsuit and mutually release all claims related to or arising out of the litigation and the $6.9 million in escrowed funds were released to NHI and recognized as rental income during the three months ended June 30, 2022. We recognized approximately $0.7 million as a “Loss on operations transfer, net” on the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2022. This net loss represents the amount of net working capital deficit assumed by NHI in connection with the transfer of operations following the termination of the master lease. The net working capital assumed by NHI on April 1, 2022 was comprised primarily of facility furniture, fixtures and equipment, net resident accounts receivable, accounts payable and other accrued liabilities.

Note 9. Redeemable Noncontrolling Interests

Interests held by Merrill and DSHI NHI Holiday LLC, a controlled affiliate of Discovery, in the SHOP ventures are noncontrolling interests. Certain provisions within the operating agreements of the ventures provide the noncontrolling interest holders with put rights upon certain contingent events that are not solely within the control of the Company. Therefore, these noncontrolling interests were determined to be contingently redeemable and are presented as “Redeemable noncontrolling interests” in the mezzanine section between Total liabilities and Stockholders equity on our Condensed Consolidated Balance Sheet at June 30, 2022.

At inception, the Company recorded noncontrolling interests of $11.7 million, representing the initial carrying amount of the noncontrolling interest holders’ ownership interests in the ventures. The redeemable noncontrolling interests are not currently redeemable and we concluded a contingent redemption event is not probable to occur as of June 30, 2022. Consequently, the noncontrolling interests will not be subsequently remeasured to its redemption amount until such contingency event and the related redemption are probable to occur. We will continue to reflect the attribution of gains or losses to the redeemable noncontrolling interests each quarter.

The following table presents the change in Redeemable noncontrolling interests for the three months ended June 30, 2022 ($ in thousands):

Three Months Ended
June 30, 2022
Balance at March 31,	$—
Initial carrying amount	11,738
Net loss	(227)
Distributions	(24)
Balance at June 30,	$11,487

Note 10. Equity and Dividends

Share Repurchase Plan

On April 15, 2022, the Company’s Board of Directors approved a stock repurchase plan (the “2022 Repurchase Plan”) for up to $240.0 million of the Company’s common stock. The plan is effective for a period of one year. Shares may be repurchased from time-to-time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with the terms of Rule 10b-18 of the Securities Exchange Act of 1934 as amended and shall be made in accordance with all applicable laws and regulations in effect. The timing and number of shares repurchased will depend on a variety of factors, including price, general market and economic conditions, alternative investment opportunities and other corporate considerations.

During the three and six months ended June 30, 2022, we repurchased through open market transactions 1,196,175 shares of our common stock for an average price of $58.52 per share, including commissions. All shares received were constructively retired upon receipt, and the excess of the purchase price over the par value per share was recorded to “Cumulative dividends in excess of net income” in the Condensed Consolidated Balance Sheet.

As of June 30, 2022, we had approximately $170.4 million remaining under the 2022 Repurchase Plan.

Dividends

The following table summarizes dividends declared by the Board of Directors or paid during the six months ended June 30, 2022 and 2021:

Six Months Ended June 30, 2022
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
November 5, 2021	December 31, 2021	January 31, 2022	$0.90
February 16, 2022	March 31, 2022	May 6, 2022	$0.90
May 6, 2022	June 30, 2022	August 5, 2022	$0.90

Six Months Ended June 30, 2021
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
December 15, 2020	December 31, 2020	January 29, 2021	$1.1025
March 12, 2021	March 31, 2021	May 7, 2021	$1.1025
June 3, 2021	June 30, 2021	August 6, 2021	$0.90

On August 5, 2022, the Board of Directors declared a $0.90 per share dividend to common stockholders of record on September 30, 2022, payable on November 4, 2022.

Note 11. Share-Based Compensation

The Company’s outstanding stock incentive awards have been granted under two incentive plans – the 2012 Stock Incentive Plan (“2012 Plan”) and the 2019 Stock Incentive Plan (“2019 Plan”). During the six months ended June 30, 2022, we granted options to purchase 718,000 shares of common stock under the 2019 Plan. As of June 30, 2022, shares available for future grants totaled 1,422,336 under the 2019 Plan. The following is a summary of share-based compensation expense, net of any forfeitures, included in “General and administrative expenses” in the Condensed Consolidated Statements of Income ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Non-cash share-based compensation expense	$1,428	$992	$6,511	$6,438

The weighted average fair value of options granted during the six months ended June 30, 2022 and 2021 was $11.92 and $14.54 per option, respectively. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2022	2021
Dividend yield	7.0%	6.7%
Expected volatility	49.3%	48.1%
Expected lives	2.9 years	2.9 years
Risk-free interest rate	1.75%	0.33%

The following table summarizes our outstanding stock options:

			Weighted Average
	Number	Weighted Average	Remaining
	of Shares	Exercise Price	Contractual Life (Years)
Options outstanding, January 1, 2021	1,033,838	$83.54
Options granted	652,000	$69.20
Options exercised	(20,000)	$60.52
Options outstanding, June 30, 2021	1,665,838	$78.20

Exercisable at June 30, 2021	1,183,324	$79.25

Options outstanding, January 1, 2022	1,652,505	$78.10
Options granted	718,000	$53.62
Options exercised	(10,000)	$53.41
Options forfeited	(23,000)	$62.33
Options expired	(74,498)	$77.93
Options outstanding, June 30, 2022	2,263,007	$70.63	3.57

Exercisable at June 30, 2022	1,726,987	$74.18	3.27

At June 30, 2022, the aggregate intrinsic value of stock options outstanding and exercisable was $4.9 million and $2.4 million, respectively. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2022 and 2021 was $4.94 per share or less than $0.1 million; and $9.27 per share or $0.2 million, respectively.

As of June 30, 2022, unrecognized compensation expense totaling $3.8 million associated with unvested stock options is expected to be recognized over the following periods: remainder of 2022 - $2.1 million, 2023 - $1.5 million and 2024 - $0.2 million.

Note 12. Earnings Per Common Share

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

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per common share ($ in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income attributable to common stockholders	$21,673	$39,183	$30,073	$74,513

BASIC:
Weighted average common shares outstanding	45,708,238	45,850,599	45,779,433	45,577,843

DILUTED:
Weighted average common shares outstanding	45,708,238	45,850,599	45,779,433	45,577,843
Stock options	10,300	7,475	5,338	9,174
Convertible senior notes	—	—	—	20,907
Weighted average dilutive common shares outstanding	45,718,538	45,858,074	45,784,771	45,607,924

Net income attributable to common stockholders - basic	$0.47	$0.85	$0.66	$1.63
Net income attributable to common stockholders - diluted	$0.47	$0.85	$0.66	$1.63

Incremental anti-dilutive shares excluded:
Net share effect of stock options with an exercise price in excess of the average market price for our common shares	503,862	290,998	488,187	248,223

Regular dividends declared per common share	$0.90	$0.90	$1.80	$2.0025

Note 13. Fair Value of Financial Instruments

Carrying amounts and fair values of financial instruments that are not carried at fair value at June 30, 2022 and December 31, 2021 in the Condensed Consolidated Balance Sheets are as follows ($ in thousands):

	Carrying Amount		Fair Value Measurement
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Level 2
Variable rate debt	$235,021	$373,682	$240,000	$375,000
Fixed rate debt	$869,474	$869,201	$802,456	$858,124

Level 3
Mortgage and other notes receivable, net	$204,277	$299,952	$203,856	$314,821

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

Carrying amounts of cash and cash equivalents and restricted cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. The fair values of our borrowings under our revolving credit facility and other variable rate debt are reasonably estimated at their notional amounts at June 30, 2022 and December 31, 2021, due to the predominance of floating interest rates, which generally reflect market conditions.

Note 14. Segment Reporting

We evaluate our business and make resource allocations on our two operating segments: Real Estate Investments and SHOP. Our Real Estate Investments includes lease, mortgage and other note investments in independent living facilities, assisted living facilities, entrance-fee communities, senior living campuses, skilled nursing facilities and a hospital. Under the Real Estate Investment segment, we invest in seniors housing and health care real estate through acquisition and financing of primarily single- tenant properties. Properties acquired are primarily leased under triple-net leases, and we are not involved in the management of the property. SHOP includes multi-tenant independent living facilities. The SHOP properties and related operations are controlled by the Company and are operated by property managers in exchange for a management fee (reference Note 5).

We formed the SHOP segment effective April 1, 2022 upon termination of the triple-net lease for the legacy Holiday portfolio at which time the operations and properties of 15 ILFs were transferred into two separate ventures, as discussed further in Notes 5 and 8. The results associated with the prior triple-net lease structure for these properties are included in the Real Estate Investments segment and the results from operating these SHOP properties after the transition are included in our new SHOP segment. There is no impact to prior year’s presentation.

Our chief operating decision maker evaluates performance based upon segment NOI. We define NOI as total revenues, less tenant reimbursements and property operating expenses. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties. There were no intersegment transactions for the three and six months ended June 30, 2022. Capital expenditures for the six months ended June 30, 2022 were approximately $7.0 million for the Real Estate Investments segment and $0.7 million for the SHOP segment.

Non-segment revenue consists mainly of other income. Non-segment assets consist of corporate assets including cash, deferred loan expenses and corporate offices and equipment among others. Non-property specific revenues and expenses are not allocated to individual segments in determining NOI.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The results of operations for all acquisitions described in Notes 3 and 4 are included in our consolidated results of operations from the acquisition dates and are components of the appropriate segments.

Summary information for the reportable segments during the three and six months ended June 30, 2022 is as follows ($ in thousands):

For the three months ended June 30, 2022:	Real Estate Investment	SHOP	Non-segment/Corporate	Total
Rental income	$39,982	$—	$—	$39,982
Resident fees and services	—	11,992	—	11,992
Interest income and other	7,825	—	100	7,925
Total revenues	47,807	11,992	100	59,899
Senior housing operating expenses	—	9,113	—	9,113
Taxes and insurance on leased properties	2,157	—	—	2,157
NOI	45,650	2,879	100	48,629
Depreciation	15,638	2,116	18	17,772
Interest	771	—	10,091	10,862
Legal	—	—	339	339
Franchise, excise and other taxes	—	—	225	225
General and administrative	—	—	5,049	5,049
Loan and realty losses	4,094	—	—	4,094
Gains on sales of real estate, net	(10,521)	—	—	(10,521)
Loss on operations transfer, net	729	—	—	729
Gain on note payoff	(1,113)	—	—	(1,113)
Gains from equity method investment	(273)	—	—	(273)
Net Income	$36,325	$763	$(15,622)	$21,466

Total assets	$2,277,599	$277,155	$32,537	$2,587,291

For the six months ended June 30, 2022:	Real Estate Investment	SHOP	Non-segment/Corporate	Total
Rental income	$104,541	$—	$—	$104,541
Resident fees and services	—	11,992	—	11,992
Interest income and other	14,542	—	152	14,694
Total revenues	119,083	11,992	152	131,227
Senior housing operating expenses	—	9,113	—	9,113
Taxes and insurance on leased properties	5,195	—	—	5,195
NOI	113,888	2,879	152	116,919
Depreciation	33,892	2,116	36	36,044
Interest	1,534	—	19,526	21,060
Legal	—	—	2,166	2,166
Franchise, excise and other taxes	—	—	469	469
General and administrative	—	—	13,150	13,150
Loan and realty losses	28,622	—	—	28,622
Gains on sales of real estate, net	(13,502)	—	—	(13,502)
Loss on operations transfer, net	729	—	—	729
Gain on note payoff	(1,113)	—	—	(1,113)
Loss on early retirement of debt	—	—	151	151
Gains from equity method investment	(569)	—	—	(569)
Net Income	$64,295	$763	$(35,346)	$29,712

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

*    We are exposed to risks related to governmental regulations and payors, principally Medicare and Medicaid, and the effect that changes to government regulation or reimbursement rates would have on our tenants’ and borrowers’ business;

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

*We may be exposed to operational risks with respect to our Senior Housing Operating Portfolio (“SHOP”) structured communities;.

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

*    We have covenants related to our indebtedness that impose certain operational limitations and a breach of those covenants could materially adversely affect our financial condition and results of operations;

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

*We depend on our key personnel whose continued service is not guaranteed and our ability to identify, recruit and retain skilled personnel;

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

See the notes to the annual audited consolidated financial statements in our most recent Annual Report on Form 10-K for the year ended December 31, 2021, “Business” and “Risk Factors” under Part I, Item 1 and Item 1A therein and “Risk Factors” under Part II, Item 1A of this Quarterly Report on Form 10-Q for a further discussion of these and of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. You should carefully consider these risks before making any investment decisions in the Company. These risks and uncertainties are not the only ones facing the

Company. There may be additional risks that we do not presently know of and or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition, results of operations, or cash flows could be materially and adversely affected. In that case, the trading price of our shares of stock could decline and you may lose part or all of your investment. Given these risks and uncertainties, we can give no assurance that these forward-looking statements will, in fact, occur and, therefore, caution investors not to place undue reliance on them.

Executive Overview

National Health Investors, Inc., established in 1991 as a Maryland corporation, is a self-managed real estate investment trust (“REIT”) specializing in sale leaseback, joint venture, mortgage and mezzanine financing of need-driven and discretionary senior housing and medical facility investments. We operate through two reportable business segments: Real Estate Investments and SHOP. Our Real Estate Investments segment consists of real estate investments and mortgage and other notes receivables in independent living facilities, assisted living facilities, entrance-fee communities, senior living campuses, skilled nursing facilities and a specialty hospital. We fund our real estate investments primarily through: (1) operating cash flow, (2) debt offerings, including bank lines of credit and term debt, both unsecured and secured, and (3) the sale of equity securities. Our SHOP segment is comprised of the operations of 15 independent living facilities (“ILFs”) that provide residential living and other services for residents located throughout the United States that are operated on behalf of the Company by two independent managers pursuant to the terms of separate management agreements. The third-party managers, or related affiliates of the managers, own equity interests in the respective ventures.

Real Estate Investment Portfolio

As of June 30, 2022, we had investments in real estate and mortgage and other notes receivable involving 181 facilities located in 33 states. These investments involve 112 senior housing properties, 68 skilled nursing facilities and one hospital, excluding 13 properties classified as assets held for sale. These investments consisted of properties with an original cost of approximately $2.4 billion, rented under primarily triple-net leases to 25 lessees, and $209.5 million aggregate carrying value of mortgage and other notes receivable, excluding an allowance for expected credit losses of $5.2 million, due from ten borrowers.

We classify all of the properties in our Real Estate Investments portfolio as either senior housing or medical properties. Because our leases represent different underlying revenue sources and result in differing risk profiles, we further classify our senior housing communities as either need-driven (assisted living and memory care communities and senior living campuses) or discretionary (independent living and entrance-fee communities).

Senior Housing – Need-Driven includes assisted living and memory care communities (“ALF”) and senior living campuses (“SLC”) which primarily attract private payment for services from residents who require assistance with activities of daily living. Need-driven properties are subject to regulatory oversight.

Senior Housing – Discretionary includes ILF and entrance-fee communities (“EFC”) which primarily attract private payment for services from residents who are making the lifestyle choice of living in an age-restricted multi-family community that offers social programs, meals, housekeeping and in some cases access to healthcare services. Discretionary properties are subject to limited regulatory oversight. There is a correlation between demand for this type of community and the strength of the housing market.

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

Senior Housing Operating Portfolio Structure

Effective April 1, 2022, 15 senior housing ILFs previously part of the legacy Holiday Retirement (“Holiday”) properties were transferred from a triple-net lease to two separate ventures comprising our SHOP portfolio, which represents a new reportable segment. These ventures own the underlying independent living operations in which NHI has majority interests and are structured to comply with REIT requirements that utilize the TRS for activities that would otherwise be non-qualifying for REIT purposes. These properties are operated by two third-party property managers that manage our communities in exchange for the receipt of a management fee, and as such, we are not directly exposed to the credit risk of the property managers in the same manner or to the same extent as we are to our triple-net tenants. However, we rely on the property managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our communities efficiently and effectively. We also rely on the property managers to set appropriate resident fees and otherwise operate our communities in compliance with the terms of our management agreements and all applicable laws and regulations. As of June 30, 2022, our SHOP portfolio consisted of 15 ILFs with a combined 1,731 units located in eight states. The following tables summarizes our portfolio, excluding $2.6 million for our corporate office and a credit loss reserve of $5.2 million, as of and for the six months ended June 30, 2022 ($ in thousands):

Real Estate Investments and SHOP Portfolio
	Properties	Beds/Units	NOI	% Total	Investment
Real Estate Properties
Senior Housing - Need-Driven
Assisted Living	74	3,975	$(2,890)	(2.5)%	$744,859
Senior Living Campus	10	1,359	6,410	5.5%	245,989
Total Senior Housing - Need-Driven	84	5,334	3,520	3.0%	990,848
Senior Housing - Discretionary
Independent Living	7	862	20,145	17.3%	107,236
Entrance-Fee Communities	11	2,707	30,847	26.4%	745,944
Total Senior Housing - Discretionary	18	3,569	50,992	43.7%	853,180
Total Senior Housing	102	8,903	54,512	46.7%	1,844,028
Medical Facilities
Skilled Nursing Facilities	65	8,653	39,114	33.5%	557,996
Hospitals	1	64	2,046	1.8%	40,250
Total Medical Facilities	66	8717	41,160	35.3%	598,246
Current Year Disposals and Held for Sale			3,677
Total Real Estate Properties	168	17,620	99,349	82.0%	2,442,274

Mortgage and Other Notes Receivable
Senior Housing - Need-Driven	9	620	3,541	3.1%	87,358
Senior Housing - Discretionary	1	248	1,185	1.0%	32,700
Skilled Nursing Facilities	3	180	192	0.2%	4,183
Other Notes Receivable	—	—	4,139	3.5%	85,251
Current Year Note Payoffs			5,482
Total Mortgage and Other Notes Receivable	13	1,048	14,539	7.8%	209,492

SHOP
Independent Living	15	1,731	2,879		335,477

Total	196	20,399	$116,767		$2,987,243

Portfolio Summary	Properties	NOI	% Portfolio	Investment
Real Estate Properties	168	$99,349	85.0%	$2,442,274
Mortgage and Other Notes Receivable	13	14,539	12.5%	209,492
SHOP	15	2,879	2.5%	335,477
Total Portfolio	196	$116,767	100.0%	$2,987,243

Portfolio by Operator Type
Public	55	$29,874	28.5%	$411,740
National Chain (Privately Owned)	1	21,366	20.4%	134,892
Regional	112	49,999	47.8%	1,960,434
Small	13	3,490	3.3%	144,700
Current Year Disposals and Held for Sale		3,677
Current Year Note Payoffs		5,482
Total Real Estate Investments Portfolio	181	113,888	100.0%	2,651,766
SHOP	15	2,879		335,477
Total Portfolio	196	$116,767		$2,987,243

The following table summarizes the geographic concentration of NOI of our portfolio for the six months ended June 30, 2022 and 2021, respectively ($ in thousands).

	Six Months Ended June 30,
Location	2022	2021
South Carolina	$17,432	$17,209
Texas	14,021	13,867
Florida	13,903	14,843
Washington	7,228	9,029
California	5,400	8,084
All others	58,783	87,846
NOI	$116,767	$150,878

For the six months ended June 30, 2022, operators of facilities in our Real Estate Investments portfolio who provided 3% or more and collectively 73% of our total revenues were (parent company, in alphabetical order): Chancellor Health Care; Discovery Senior Living; Health Services Management; Life Care Services; National HealthCare Corporation; Senior Living Communities; The Ensign Group; and Watermark Retirement Communities.

As of June 30, 2022, our average effective annualized NOI for the Real Estate Investments reportable segment was $9,147 per bed for SNFs $10,646 per unit for SLCs, $5,577 per unit for ALFs, excluding the non-cash write off of Bickford’s straight-line rents receivable and lease incentives discussed below in “Tenant Concentration”, $9,625 per unit for ILFs, $22,793 per unit for EFCs and $63,899 per bed for hospitals. As of June 30, 2022, our average effective annualized NOI per unit for the SHOP reportable segment was $6,652.

Substantially all of our revenues and sources of cash flows from operations are rents paid under operating leases for real estate, revenues under resident agreements and interest earned on mortgages and notes receivable. Theses revenues represent a primary source of liquidity to fund our distributions to stockholders and depend upon the performance of the operators. Operating difficulties experienced by our operators and managers could have a material adverse effect on their ability to meet their financial and other contractual obligations to us, as well as on our results of operations. We monitor operator performance through periodic reviews of operating results for each facility, covenant compliance and property inspections, among other activities.

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

Revenues from our SHOP ventures and the revenues for our borrowers and tenants of our leased properties are dependent on occupancy. With the reduction in COVID-19 cases and their severity, most of the protective measures put in place have been eliminated or reduced significantly, allowing a greater focus on new admissions and related marketing efforts. Future occupancy rates may be adversely affected by the COVID-19 pandemic, including the possibility of new COVID variants, increased resident move-outs, re-implementation of restrictions on new resident move-ins, and the possibility of potential residents foregoing or delaying a move.

Operating expenses of our SHOP ventures and those of our tenants of our leased properties may also be negatively impacted as a result of the additional enhanced health and safety precautions implemented in response to the COVID-19 pandemic. A decrease in occupancy or increase in costs could have a material adverse effect on our results of operations and on the ability of our tenants of our leased properties and borrowers to meet their financial and other contractual obligations to us, including the payments of rent, interest and principal.

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

As of June 30, 2022, aggregate pandemic-related rent concessions granted to tenants that have been accounted for as variable lease payments totaled approximately $44.0 million, net of cumulative repayments of $0.3 million and excluding any interest accrued. Of this total, net rent deferrals that are contractually agreed to be repaid are $38.0 million.

We anticipate that some tenants may need additional rent deferrals to assist them with the ongoing impact of the pandemic. The timing and amount of any additional deferrals cannot yet be determined. Reference Note 3 to condensed consolidated financial statements for more discussion on the Bickford lease restructure and agreement to repay outstanding pandemic-related rent deferrals.

See “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K for further information regarding the risks presented by the COVID-19 pandemic.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2021 other than the following items resulting from our SHOP transition.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and subsidiaries in which we have a controlling interest. We also consolidate certain entities when control of such entities can be achieved through means other than voting rights if the Company is deemed to be the primary beneficiary of such entities. We make judgments about which entities are variable interest entities (“VIEs”) based on an assessment of whether (i) the total equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support, (ii) as a group, the holders of the equity investment at risk do not have a controlling financial interest, or (iii) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. Additionally, we make judgments with respect to our level of influence or control of an entity and whether we are the primary beneficiary of a VIE. These considerations include, but are not limited to, our power to direct the activities that most significantly impact the entity's economic performance, the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity, and our ability and the rights of other investors to participate in policy making decisions, replace the manager and/or liquidate the entity. Our ability to correctly determine the primary beneficiary of a VIE at inception of our involvement impacts the presentation of these entities in our consolidated financial statements.

Recent Events

•On April 1, 2022, we received $6.9 million in previously escrowed funds upon settlement and dismissal of the Welltower litigation related to the master lease for the legacy Holiday portfolio.

•Effective April 1, 2022 we formed our new SHOP segment by transferring 15 of the legacy Holiday independent living facilities into two separate ventures that own the underlying independent living operations.

•During second quarter of 2022, we converted Bickford to the cash basis of accounting for its four master lease agreements, and wrote off approximately $18.1 million of straight-line rents receivable and $7.1 million of lease incentives to rental income.

•In April 2022, we acquired a 53-unit assisted living facility located in Oshkosh, Wisconsin, for approximately $13.3 million in a purchase leaseback with Encore Senior Living.

•During the six months ended June 30, 2022, we disposed of one medical office building, one senior living community, nine assisted living facilities, one independent living facility and one hospital from our Real Estate Investments segment for net proceeds of $108.9 million.

•In the second quarter of 2022, we received repayment of a $111.3 million mortgage note receivable.

Since January 1, 2022, we have completed or announced the following real estate or note investments:

Encore Senior Living

On April 29, 2022, we acquired a 53-unit assisted living facility located in Oshkosh, Wisconsin, from Encore Senior Living. The acquisition price was $13.3 million and included the full payment of an outstanding construction note receivable to us of $9.1 million, including interest. We have agreed to pay up to $0.8 million in additional cash consideration pending the results of an ongoing property tax appeal. As of June 30, 2022, no amount of this consideration is expected to be paid. We added the facility to an existing master lease for a term of 15 years at an initial lease rate of 7.25%, with an annual escalator of 2.5%.

In January 2022, we entered into an agreement to fund a $28.5 million development loan with Encore Senior Living to construct a 108-unit assisted living and memory care community in Fitchburg, Wisconsin. The four-year loan agreement has an annual interest rate of 8.5% and two one-year extensions. We have a purchase option on the property once it has stabilized.

Asset Dispositions

During the six months ended June 30, 2022, we completed the following real estate dispositions as described below ($ in thousands):

Operator	Date	Properties	Asset Class	Net Proceeds	Net Real Estate Investment	Gain/(Impairment)[2]
Hospital Corporation of America	Q1 2022	1	MOB	$4,868	$1,904	$2,964
Vitality Senior Living[1]	Q1 2022	1	SLC	8,302	8,285	17
Holiday[1]	Q2 2022	1	ILF	2,990	3,020	(30)
Chancellor Senior Living[1]	Q2 2022	2	ALF	7,305	7,357	(52)
Bickford[1]	Q2 2022	3	ALF	25,959	28,268	(2,309)
Comfort Care	Q2 2022	4	ALF	40,000	38,445	1,556
Helix Healthcare	Q2 2022	1	HOSP	19,500	10,535	8,965
				$108,924	$97,814	$11,111

1 Total impairment charges recognized on these properties were $41.7 million, of which $4.8 million were recognized in the six months ended June 30, 2022.
2 Impairments are included in “Loan and realty losses” in Condensed Consolidated Statements of Income for the three and six months ended June 30, 2022.

Reference Note 3 to the condensed consolidated financial statements for more detail on dispositions.

Notes Receivable Repayment

In the second quarter of 2022, we received repayment of a $111.3 million mortgage note receivable along with all accrued interest and a prepayment fee of approximately $1.1 million which is reflected in “Gain on note payoff” in the Condensed Consolidated Statements of Income for three and six months ended June 30, 2022. Interest income was $3.1 million and $5.2 million for the three and six months ended June 30, 2022, respectively, and $2.5 million and $5.7 million, for the three and six months ended June 30, 2021, respectively.

Third Quarter 2022 Disposal Activity

Discovery

In July 2022, we sold an assisted living facility located in Indiana for approximately $8.5 million in cash consideration, and incurred $0.3 million of transaction costs. The property was classified in assets held for sale on the Condensed Consolidated Balance Sheet as of June 30, 2022. Prior impairment charges recognized on the property totaled $8.4 million.

Assets Held for Sale and Impairment of Long-Lived Assets

At June 30, 2022, 13 properties in our Real Estate Investments reportable segment, with an aggregate net real estate balance of $56.7 million, were classified as assets held for sale on our Condensed Consolidated Balance Sheet as of June 30, 2022, including four properties that were transferred to assets held for sale during the second quarter of 2022. Rental income associated with the 13 properties was $1.0 million for both the three months and six months ended June 30, 2022 and $1.6 million and $3.4 million for the three months and six months ended June 30, 2021, respectively.

During the three and six months ended June 30, 2022, we recorded impairment charges of $4.1 million and $28.7 million respectively, related to our Real Estate Investments reportable segment. The impairment charges are included in “Loan and realty losses” in the Condensed Consolidated Statements of Income.

Other

Our leases for real estate properties are typically structured as “triple-net leases” on single-tenant properties having an initial leasehold term of 10 to 15 years with one or more five-year renewal options. As such, there may be reporting periods in which we experience few, if any, lease renewals or expirations. During the six months ended June 30, 2022, we did not have any significant renewing or expiring leases. Most of our existing leases contain annual escalators in rent payments. For financial statement purposes, rental income is recognized on a straight-line basis over the term of the lease.

Certain of our leases for real estate properties contain purchase options allowing tenants to acquire the leased properties. At June 30, 2022, we had tenant purchase options on 10 properties with an aggregate net investment of $90.6 million that will become exercisable between 2025 and 2028. Rental income from these properties with tenant purchase options was $5.3 million and $5.3 million for the six months ended June 30, 2022 and 2021, respectively.

We cannot reasonably estimate at this time the probability that any other purchase options will be exercised in the future. Consideration to be received from the exercise of any tenant purchase option is expected to exceed our net investment in the leased property or properties.

Tenant Concentration

As discussed in Note 3 to the condensed consolidated financial statements, we have three tenants (including their affiliated entities, which are the legal tenants), excluding $2.6 million for our corporate office, $335.5 million for SHOP, and a credit loss reserve of $5.2 million, from whom we individually derive at least 10% of our total revenues as follows ($ in thousands):

	As of June 30, 2022			Revenues[1]
	Asset	Real	Notes	Six Months Ended June 30,
	Class	Estate[2]	Receivable	2022		2021

Senior Living Communities	EFC	$573,631	$46,364	$25,549	19%	$25,420	16%
National HealthCare Corporation (“NHC”)	SNF	171,530	—	18,597	14%	18,844	12%
Holiday[3]	ILF	—	—	16,680	13%	19,188	12%
Bickford Senior Living[4]	ALF	412,304	44,850	N/A	N/A	16,893	11%
All others, net	Various	1,370,360	118,277	53,214	41%	70,533	46%
Escrow funds received from tenants
for property operating expenses	Various	—	—	5,195	4%	4,337	3%
		$2,527,825	$209,491	$119,235		155,215
Resident fees and services[5]				11,992	9%	—	—%
				$131,227		$155,215

1 Includes interest income on notes receivable and rental income from properties classified as held for sale.
2 Amounts include any properties classified as held for sale.
3 Revenues for the six months ended June 30, 2022 include an $8.8 million lease deposit recognized in the first quarter of 2022 and $6.9 million in escrow cash received in the second quarter of 2022. Reference Note 8 in the condensed consolidated financial statements for more discussion.
4 Below 10% for the six months ended June 30, 2022, as such revenues are included in All others, net.
5 There is no tenant concentration in resident fees and services because these agreements are with individual residents.

Straight-line rent of $0.2 million and $1.2 million and interest income of $1.8 million and $1.6 million was recognized from the Senior Living Communities lease for the six months ended June 30, 2022 and 2021, respectively. In addition to the lease deposit of $8.8 million and the $6.9 million in escrow cash received, straight-line rent of $1.0 million and $3.0 million was recognized from the Holiday lease for the six months ended June 30, 2022 and 2021, respectively. For NHC, rent escalations are based on a percentage increase in revenue over a base year and do not give rise to non-cash, straight-line rental income. Straight-line rent of $1.0 million and interest income of $1.6 million was recognized from the Bickford leases for the six months ended June 30, 2021, respectively. During second quarter of 2022, we converted Bickford to the cash basis of accounting for its four master lease agreements, and wrote off approximately $18.1 million of straight-line rents receivable to rental income and $7.1 million of lease incentives.

Holiday Transition

On April 1, 2022, we disposed of one property classified in assets held for sale as discussed above and transitioned one assisted living community in Florida to our existing real estate partnership with Discovery Senior Living. The transitioned property was added to the partnership’s in-place master lease. In addition, we terminated and transitioned the remaining 15 independent living facilities into two separate partnership ventures that own the underlying independent living operations and in which NHI has majority interests. Reference Note 5 to the condensed consolidated financial statements for more discussion of the ventures.

Bickford Senior Living

As of June 30, 2022, we leased 37 facilities, excluding one facility classified as assets held for sale, under four leases to Bickford. Revenues from Bickford reflect the impact of pandemic-related rent concessions of approximately $5.5 million for the six months ended June 30, 2022 and $6.5 million and $10.3 million for the three and six months ended June 30, 2021, respectively.

During the second quarter of 2022, we wrote off approximately $18.1 million of straight-line rents receivable and $7.1 million of lease incentives, that were included in “Other assets” on the Condensed Consolidated Balance Sheet, to rental income upon converting Bickford to the cash basis of accounting. These write offs were the result of a change in our evaluation of collectability of future rent payments due under its four master lease agreements based upon information we obtained from Bickford regarding its financial condition that raised substantial doubt as to its ability to continue as a going concern.

In addition to the three properties sold that are discussed above, we completed various restructuring activities in the Bickford leased property portfolio during the first and second quarters of 2022. In March 2022, we transferred one assisted living facility located in Pennsylvania from the Bickford portfolio to a new operator that is leased pursuant to a ten-year triple net lease and wrote off approximately $0.7 million in a straight-line rent receivable, reducing rental income. In the second quarter of 2022, we restructured and amended, three of Bickford’s master lease agreements covering 26 properties and reached agreement on the repayment terms of the $26.0 million in outstanding pandemic-related deferrals. Significant terms of these agreements are as follows:

• Extends the maturity dates of the modified leases to 2033 and 2035. The remaining master lease agreement covering 11 properties with an original maturity in 2023 was previously extended to 2028.

• Reduces the combined rent for the portfolio to approximately $28.3 million per year through April 1, 2024, subject to a nominal annual increase, at which time the rent will be reset to a fair market value, not less than 8.0% of our initial gross investment.

• Requires monthly payments beginning October 1, 2022 through December 31, 2024 based on a percentage of Bickford’s monthly revenues exceeding an established threshold. The deferrals may be reduced by up to $6.0 million upon Bickford achieving certain performance targets and the sale or transition of certain properties to new operators.

The following table summarizes the average portfolio occupancy for Senior Living Communities, Bickford and SHOP for the periods indicated, excluding development properties in operation less than 24 months, notes receivable, and properties transitioned to new tenants or disposed.

	Properties	2Q21	3Q21	4Q21	1Q22	2Q22	June 2022	July 2022
Senior Living Communities	9	78.5%	80.4%	81.7%	81.7%	82.3%	82.1%	83.4%
Bickford[1]	38	78.9%	81.8%	83.5%	82.3%	82.7%	83.5%	84.5%
SHOP[2]	15	77.7%	79.8%	80.6%	77.7%	76.5%	76.2%	77.1%

1Prior periods restated to reflect the removal of one property that was transitioned to a new operator in March 2022.
2These properties were leased pursuant to a triple-net master lease prior to Q2 2022.

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

The results of our coverage ratio analysis are presented below on a trailing twelve-month basis, as of March 31, 2022 and 2021 (the most recent periods available).

NHI Real Estate Investments Portfolio

By asset type	SHO	SNF	MEDICAL NON-SNF	TOTAL
Properties	98	74	1	173
1Q21	1.17x	2.91x	2.52x	1.80x
1Q22	1.11x	2.67x	2.69x	1.68x

Market served	Need Driven	Need Driven excl. Bickford	Discretionary	Discretionary excl. SLC	Medical	Medical excl. NHC
Properties	84	46	14	5	75	33
1Q21	1.01x	0.91x	1.38x	1.53x	2.89x	2.16x
1Q22	0.89x	0.87x	1.39x	1.81x	2.67x	1.98x

Major tenants	NHC[1]	SLC[2]	Bickford[2]
Properties	42	10	38
1Q21	3.79x	1.30x	1.13x
1Q22	3.51x	1.22x	0.92x

NHI Real Estate Investments Same-Store Portfolio[3]

By asset type	SHO	SNF	MEDICAL NON-SNF	TOTAL
Properties	95	73	0	168
1Q21	1.18x	2.93x	N/A	1.81x
1Q22	1.13x	2.67x	N/A	1.68x

Market served	Need Driven	Need Driven excl. Bickford	Discretionary	Discretionary excl. SLC	Medical	Medical excl. NHC
Properties	82	44	13	4	73	31
1Q21	1.02x	0.92x	1.41x	1.68x	2.93x	2.14x
1Q22	0.90x	0.89x	1.43x	2.02x	2.67x	1.91x

Major tenants	NHC[1]	SLC[2]	Bickford[2]
Properties	42	10	38
1Q21	3.79x	1.30x	1.13x
1Q22	3.51x	1.22x	0.92x

1 NHC based on corporate-level Fixed Charge Coverage Ratio and includes 3 independent living facilities.
2 Excluding PPP funds received from the first quarter 2021, SLC and Bickford coverage was 1.11x and 0.97x, respectively. Bickford proforma coverage at the restructured lease amount would be 1.31x for first quarter 2022.
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

Fluctuations in portfolio coverage are a result of market and economic trends, local market competition, and regulatory factors as well as the operational success of our tenants. We use the results of individual leases to inform our decision making with respect to specific tenants, but trends described above by property type and operator bear analysis. Our senior housing portfolio shows a decline brought about primarily by a softening in occupancy and rising expenses, including wage pressures. Additionally, the COVID-19 pandemic in the U.S. has further softened coverage for these operators as well as across our portfolio. For many of the affected operators, as is typical of our portfolio in general, NHI has security deposits in place and/or corporate guarantees should actual cash rental shortfalls eventually materialize. In certain instances, our operators may increase their security deposits with us in an amount equal to the coverage shortfall, and, upon subsequent compliance with the required lease coverage ratio, the operator would then be entitled to a full refund. The sufficiency of credit enhancements (e.g. tenant deposits and guarantees) as a protection against economic downturn will be a focus as the economic effects of the COVID-19 pandemic continue. The metrics presented in the tables above give no effect to the presence of these security deposits. Because of the recent disposals of the Florida medical office building and the behavioral hospital, we combined the medical office building (“MOB”) and Hospital categories previously presented into the “Medical Non-SNF” category. Each MOB’s coverage is driven by the underlying performance of its on-campus hospital as the tenant or guarantor under the lease. As a result, it is typical for MOB operations to have large fluctuations in coverage resulting from hospital operations.

Real Estate and Mortgage Write-downs

In addition to the impact of the COVID-19 pandemic, our borrowers and tenants experience periods of significant financial pressures and difficulties similar to those encountered by other health care providers. Our condensed consolidated financial statements for the three and six months ended June 30, 2022 reflect impairment charges of our long-lived assets of approximately $4.1 million and $28.7 million as a result of the COVID-19 pandemic and other factors. We reduced the carrying value of any impaired properties to estimated fair values, or with respect to the properties classified as held for sale, to estimated fair value less costs to sell. We have no significant intangible assets currently recorded on our Condensed Consolidated Balance Sheet that would require assessment for impairment.

We have established a reserve for estimated credit losses of $5.2 million and a liability of $0.8 million for estimated credit losses on unfunded loan commitments as of June 30, 2022. We evaluate the reserves for estimated credit losses on a quarterly basis and make adjustments based on current circumstances as considered necessary.

We believe that the carrying amounts of our real estate properties are recoverable and that mortgage and other notes receivable are realizable and supported by the value of the underlying collateral. However, it is possible that future events could require us to make additional significant adjustments to these carrying amounts.

Results of Operations

The significant items affecting revenues and expenses are described below ($ in thousands):

	Three Months Ended
	June 30,		Period Change
	2022	2021	$	%
Revenues:
Rental income
SHOs leased to Bickford Senior Living	$(108)	$4,326	$(4,434)	NM
SHOs leased to Chancellor Health Care	—	2,111	(2,111)	(100.0)%
Other new and existing leases	50,495	47,301	3,194	6.8%
Current year disposals and assets held for sale	2,353	8,288	(5,935)	(71.6)%
	52,740	62,026	(9,286)	(15.0)%
Straight-line rent adjustments, new and existing leases	(14,915)	4,150	(19,065)	(459.4)%
Escrow funds received from tenants for taxes and insurance	2,157	2,175	(18)	(0.8)%
Total Rental Income	39,982	68,351	(28,369)	(41.5)%
Resident fees and services	11,992	—	11,992	NM
Interest income and other
Montecito Medical Real Estate loan	490	16	474	NM
Encore Senior Living mortgage loan	604	199	405	NM
Bickford loans	1,306	1,019	287	28.2%
Loan payoffs	3,219	2,719	500	18.4%
Other new and existing mortgages and notes	2,207	1,966	241	12.3%
Total Interest Income from Mortgage and Other Notes	7,826	5,919	1,907	32.2%
Other income	99	60	39	65.0%
Total Revenues	59,899	74,330	(14,431)	(19.4)%
Expenses:
Depreciation
SHOs leased to Senior Living Communities	3,594	3,853	(259)	(6.7)%
ALFs leased to Chancellor	684	885	(201)	(22.7)%
SHOs leased to Discovery	1,364	1,086	278	25.6%
Current year disposals and assets held for sale	232	3,082	(2,850)	(92.5)%
Other new and existing assets	11,898	11,752	146	1.2%
Total Depreciation	17,772	20,658	(2,886)	(14.0)%
Interest	10,862	12,840	(1,978)	(15.4)%
Senior housing operating expenses	9,113	—	9,113	NM
Loan and realty losses	4,094	1,221	2,873	NM
Taxes and insurance on leased properties	2,157	2,175	(18)	(0.8)%
Other expenses	5,613	3,780	1,833	48.5%
Total Expenses	49,611	40,674	8,937	22.0%
Gains (losses) from equity method investment	273	(909)	1,182	NM
Gains on sales of real estate, net	10,521	6,484	4,037	62.3%
Loss on operations transfer, net	(729)	—	(729)	NM
Gain on note payoff	1,113	—	1,113	NM
Net income	21,466	39,231	(17,765)	(45.3)%
Less: net loss (income) attributable to noncontrolling interests	207	(48)	255	NM
Net income attributable to common stockholders	$21,673	$39,183	$(17,510)	(44.7)%

NM - not meaningful

Financial highlights of the three months ended June 30, 2022, compared to the same period of 2021 were as follows:

•Rental income recognized from our tenants decreased $28.4 million, or 41.5%, as a result of $5.7 million from properties disposed since April 1, 2021 offset by a reduction of rent concessions of approximately $7.0 million accounted for as either variable lease payments or as modified leases and by the recognition of the Holiday escrow deposit and new investments funded since June 2021. Included in rental income for the three months ended June 30, 2022 are write offs of $18.1 million of straight-line rents receivable and $7.1 million of lease incentives related to our Bickford master lease agreements. Reference Note 3 for further discussion.

•Funds received for reimbursement of property operating expenses totaled $2.2 million for the three months ended June 30, 2022, and are reflected as a component of rental income. These property operating expenses are recognized in operating expenses in the line item “Taxes and insurance on leased properties.” The decrease in the reimbursement income and corresponding property expenses is the result of decreased amounts received from tenants and expenses paid on their behalf.

•Resident fees and services and Senior housing operating expenses include revenues and expenses from our SHOP activities which commenced on April 1, 2022. See Note 5 to the condensed consolidated financial statements.

•Interest income from mortgage and other notes increased $1.9 million, or 32.2%, primarily due to new and existing loan fundings, net of paydowns on loans.

•Interest expense decreased $2.0 million, or 15.4%, as a result of the expiration of our interest rate swap agreements on December 31, 2021 and the repayments of indebtedness, including the payoffs of the convertible bond that matured in April 2021 and $250.0 million on term loans.

•Loan and realty losses increased $2.9 million primarily as a result of impairment charges on four real estate properties of $4.1 million in the second quarter of 2022 as described under the heading “Assets Held for Sale and Long-Lived Assets” in Note 3 to the condensed consolidated financial statements.

•Gains on sales of real estate, net were $10.5 million associated with the disposition of 11 properties in the second quarter of 2022 as described under the heading “Assets Dispositions” in Note 3 to the condensed consolidated financial statements. During the second quarter of 2021, we sold seven properties generating gains on sales of real estate totaling $6.5 million.

•Loss on operations transfer, net represents the net impact upon terminating the master lease with Well Churchill Leasehold Owner, LLC, a subsidiary of Welltower, Inc., on April 1, 2022. See Note 8 to the condensed consolidated financial statements.

•Gain on note payoff of $1.1 million reflects the prepayment fee from the early repayment of a $111.3 million mortgage note receivable in the second quarter of 2022. See Note 4 to the condensed consolidated financial statements.

The significant items affecting revenues and expenses are described below (in thousands):

	Six Months Ended
	June 30,		Period Change
	2022	2021	$	%
Revenues:
Rental income
HOSP leased to Vizion Health	$1,718	$323	$1,395	NM
ALFs leased to Bickford Senior Living	5,067	12,544	(7,477)	(59.6)%
SHOs leased to Discovery Senior Living	3,033	4,756	(1,723)	(36.2)%
ALFs leased to Chancellor Health Care	724	4,206	(3,482)	(82.8)%
Other new and existing leases	96,944	92,911	4,033	4.3%
Current year disposals and assets held for sale	5,696	15,633	(9,937)	(63.6)%
	113,182	130,373	(17,191)	(13.2)%
Straight-line rent adjustments, new and existing leases	(13,836)	8,391	(22,227)	(264.9)%
Escrow funds received from tenants for taxes and insurance	5,195	4,337	858	19.8%
Total Rental Income	104,541	143,101	(38,560)	(26.9)%
Resident fees and services	11,992	—	11,992	NM
Interest income and other
Bickford loans	2,551	1,781	770	43.2%
Vizion Health loan	846	161	685	NM
Montecito Medical Real Estate loan	876	16	860	NM
Loan payoffs	5,482	5,701	(219)	(3.8)%
Other new and existing mortgages and notes	4,786	4,319	467	10.8%
Total Interest Income from Mortgage and Other Notes	14,541	11,978	2,563	21.4%
Other income	153	136	17	NM
Total Revenues	131,227	155,215	(23,988)	(15.5)%
Expenses:
Depreciation
ALFs leased to Chancellor	1,218	1,772	(554)	(31.3)%
HOSP leased to Vizion Health	521	87	434	NM
ALFs leased to Bickford	5,605	6,171	(566)	(9.2)%
Current year disposals and assets held for sale	1,090	5,236	(4,146)	(79.2)%
Other new and existing assets	27,610	28,198	(588)	(2.1)%
Total Depreciation	36,044	41,464	(5,420)	(13.1)%
Interest	21,060	25,813	(4,753)	(18.4)%
Senior housing operating expenses	9,113	—	9,113	NM
Legal	2,166	90	2,076	NM
Loan and realty losses	28,622	1,171	27,451	NM
Taxes and insurance on leased properties	5,195	4,337	858	19.8%
Other expenses	13,619	12,042	1,577	13.1%
Total Expenses	115,819	84,917	30,902	36.4%
Income before investment and other gains and losses	15,408	70,298	(54,890)	(78.1)%
Gains (losses) from equity method investment	569	(1,718)	2,287	NM
Gains on sales of real estate, net	13,502	6,484	7,018	NM
Loss on operations transfer, net	(729)	—	(729)	NM
Gain on note payoff	1,113	—	1,113	NM
Loss on early retirement of debt	(151)	(451)	300	(66.5)%
Net income	29,712	74,613	(44,901)	(60.2)%
Less: net loss (income) attributable to noncontrolling interest	361	(100)	461	NM
Net income attributable to common stockholders	$30,073	$74,513	$(44,440)	(59.6)%

NM - not meaningful

Financial highlights of the six months ended June 30, 2022, compared to the same period in 2021 were as follows:

•Rental income recognized from our tenants decreased $38.6 million, or 26.9%, as a result of additional rent concessions of approximately $23.1 million accounted for as either variable lease payments or as modified leases since June 2021 and property dispositions of approximately $9.9 million, net of new investments funded since June 2021. Included in rental income for the six months ended June 30, 2022 are write offs of $18.8 million of straight-line rents receivable and $7.3 million of lease incentives related to our Bickford master lease agreements. Reference Note 3 for further discussion.

•Resident fees and services and Senior housing operating expenses include revenues and expenses from our SHOP activities which commenced on April 1, 2022. See Note 5 to the condensed consolidated financial statements.
•Interest income from mortgage and other notes increased $2.6 million, or 21.4%, primarily due to new and existing loan fundings, net of paydowns on loans.

•Interest expense decreased $4.8 million, or 18.4%, as a result of the convertible bond that matured in April 2021 and a net decrease in the borrowings on the unsecured credit facility.

•Legal cost increased $2.1 million primarily related to the Welltower litigation and transition activities for the legacy Holiday portfolio.

•Loan and realty losses increased $27.5 million primarily as a result of impairment charges on 11 real estate properties of $28.7 million in the six months ended June 30, 2022 as described under the heading “Assets Held for Sale and Long-Lived Assets” in Note 3 to the condensed consolidated financial statements.

•Gains on sales of real estate, net increased $7.0 million, for the six months ended June 30, 2022 as compared to the same period in the prior year. For the six months ended June 30, 2022, we recorded $13.5 million in gains from dispositions of real estate assets as described under “Asset Dispositions” in Note 3 to the condensed consolidated financial statements. For the six months ended June 30, 2021, we sold seven properties generating gains on sales of real estate totaling $6.5 million.

•Loss on operations transfer, net includes the amount of net working capital liabilities assumed upon terminating the master lease with Well Churchill Leasehold Owner, LLC, a subsidiary of Welltower, Inc., on April 1, 2022. See Note 8 to the condensed consolidated financial statements.

•Gain on note payoff of $1.1 million reflects the prepayment fee from the early repayment of a $111.3 million mortgage note receivable in the second quarter of 2022. See Note 4 to the condensed consolidated financial statements.

Liquidity and Capital Resources

At June 30, 2022, we had $700.0 million available to draw on our revolving credit facility, $43.4 million in unrestricted cash and cash equivalents, and the potential to access the remaining $417.4 million through the issuance of common stock under the Company’s $500.0 million ATM equity program. In addition, the Company maintains an effective automatic shelf registration statement through which capital could be raised via the issuance of debt and or equity securities.

Sources and Uses of Funds

Our primary sources of cash include rent payments, receipts from residents, principal and interest payments on mortgage and other notes receivable, proceeds from the sales of real property, net proceeds from offerings of equity securities and borrowings from our loans and revolving credit facility. Our primary uses of cash include debt service payments (both principal and interest), new investments in real estate and notes receivable, dividend distributions to our stockholders and general corporate overhead.

These sources and uses of cash are reflected in our Condensed Consolidated Statements of Cash Flows as summarized below ($ in thousands):

	Six Months Ended June 30,		One Year Change
	2022	2021	$	%
Cash and cash equivalents and restricted cash, January 1	$39,485	$46,343	$(6,858)	(14.8)%
Net cash provided by operating activities	95,448	108,512	(13,064)	(12.0)%
Net cash provided by investing activities	192,223	5,229	186,994	NM
Net cash used in financing activities	(281,096)	(125,359)	(155,737)	NM
Cash and cash equivalents and restricted cash, June 30	$46,060	$34,725	$11,335	32.6%

Operating Activities – Net cash provided by operating activities for the six months ended June 30, 2022, which includes new investments completed, the creation of the SHOP ventures, lease payment collections arising from escalators on existing leases and interest payments on new real estate and note investments completed, was impacted by approximately $10.7 million in additional pandemic-related rent concessions granted for the six months ended June 30, 2022 and properties disposed since July 1, 2021.

Investing Activities – Net cash provided by investing activities for the six months ended June 30, 2022 was comprised primarily of approximately $32.1 million of investments in mortgage and other notes and renovations of real estate, offset by the proceeds from the sales of real estate of approximately $108.9 million and the collection of principal on mortgage and other notes receivable of approximately $114.9 million.

Financing Activities – Net cash used in financing activities for the six months ended June 30, 2022 differs from the same period in 2021 primarily as a result of an approximately $133.8 million decrease in net borrowings, inclusive of a $400.0 million senior note offering in the first quarter of 2021, an approximately $47.9 million decrease in proceeds from issuance of common shares and dividend payments which decreased approximately $17.8 million over the same period in 2021 and the repurchase of common stock of approximately $70.0 million.

Debt Obligations

As of June 30, 2022, we had outstanding debt of $1.1 billion. Reference Note 7 to the condensed consolidated financial statements for additional information about our outstanding indebtedness. Also, reference “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for more details on our indebtedness and the impact of interest rate risk.

Unsecured Bank Credit Facility - On March 31, 2022, we entered into a new unsecured revolving credit agreement (the “2022 Credit Agreement”) providing us with a $700.0 million unsecured revolving credit facility, replacing our previous $550.0 million unsecured revolver. The 2022 Credit Agreement matures in March 2026, but may be extended at our option, subject to the satisfaction of certain conditions, for two additional six-month periods. Borrowings under the 2022 Credit Agreement bear interest, at our election, at either (i) Term Secured Overnight Financing Rate (“SOFR”) (plus a credit spread adjustment) plus a margin ranging from 0.725% to 1.40%, (ii) daily SOFR (plus a credit spread adjustment) plus a margin ranging from 0.725% to 1.40% or (iii) the base rate plus a margin ranging from 0.00% to 0.40%. In each election, the actual margin is determined according to our credit ratings. The base rate means, for any day, a fluctuating rate per annum equal to the highest of (i) the administrative agent’s prime rate, (ii) the federal funds rate on such day plus 0.50% or (iii) the adjusted Term SOFR for a one-

month tenor in effect on such day plus 1.0%. We incurred $4.5 million of deferred costs in connection with the 2022 Credit Agreement.

Concurrently with the execution of the 2022 Credit Agreement, we amended our $300.0 million term loan (“2018 Term Loan”) maturing in September 2023. The amendment modifies the existing covenants to align with provisions in the 2022 Credit Agreement and to accrue interest on borrowings based on SOFR (plus a credit spread adjustment) that were previously based on LIBOR, with no change to the existing applicable interest rate margins. We may also elect for the 2018 Term Loan to accrue interest at a base rate plus the applicable margin. During the second quarter of 2022, we repaid $60.0 million of the 2018 Term Loan.

In March 2022, we repaid a $75.0 million term loan maturing August 2022 with proceeds from the revolving credit facility. The term loan bore interest at a rate of 30-day LIBOR plus 135 basis points (“bps”), based on our credit ratings. Upon repayment, we expensed approximately $0.2 million of unamortized loan costs associated with this loan which is included in “Loss on early retirement of debt” in our Condensed Consolidated Statement of Income for the six months ended June 30, 2022.

As of June 30, 2022, the revolver and term loan bore interest at a rate of one-month Term SOFR (plus a 10 bps spread adjustment) plus 105 bps and 125 bps, based on our debt ratings, or 2.836% and 3.04%, respectively. The facility fee was 25 bps per annum. At July 31, 2022, no amount was outstanding under the revolving facility.

The current SOFR spreads and facility fee for our unsecured revolving credit facility and $240.0 million term loan reflect our ratings compliance based on the applicable margin for SOFR loans at a debt rating of BBB-/Baa3 in the Interest Rate Schedule provided below in summary format:

Interest Rate Schedule

	SOFR Spread
Debt Ratings	Revolver	Revolver Facility Fee	$300m Term Loan
A+/A1	0.725%	0.125%	0.75%
A/A2	0.725%	0.125%	0.80%
A-/A3	0.725%	0.125%	0.85%
BBB+/Baa1	0.775%	0.150%	0.90%
BBB/Baa2	0.850%	0.200%	1.00%
BBB-/Baa3	1.050%	0.250%	1.25%
Lower than BBB-/Baa3	1.400%	0.300%	1.65%

Beyond the applicable ratios detailed above, if our credit rating from at least two credit rating agencies is downgraded below “BBB-/Baa3”, the debt under our credit agreements will be subject to defined increases in interest rates and fees.

The 2022 Credit Agreement requires that we calculate specified financial statement metrics and meet or exceed a variety of financial ratios, which are usual and customary in nature. These ratios are calculated quarterly and as of June 30, 2022, were within required limits. The calculation of our leverage ratio involves intermediate determinations of our “total indebtedness” and of our “total asset value,” as defined in the 2022 Credit Agreement.

Senior Notes Offering - In January 2021, we issued $400.0 million aggregate principal amount of 3.00% senior notes that mature on February 1, 2031 and pay interest semi-annually (the “2031 Senior Notes”). We remain in compliance with all debt covenants under the unsecured bank credit facility, 2031 Senior Notes and other debt agreements.

Debt Maturities - Reference Note 7 to the condensed consolidated financial statements for more information on our debt maturities.

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

We calculate our fixed charge coverage ratio as approximately 6.6x for the six months ended June 30, 2022 (see our discussion under the heading Adjusted EBITDA including a reconciliation to our net income). Giving effect to significant acquisitions, financings, disposals and payoffs on an annualized basis, our consolidated net debt to Annualized Adjusted EBITDA ratio is approximately 4.0x for the three months ended June 30, 2022 ($ in thousands):

Consolidated Total Debt	$1,104,495
Less: cash and cash equivalents	(43,435)
Consolidated Net Debt	$1,061,060

Adjusted EBITDA	$69,435
Annualizing Adjustment	208,305
Annualized impact of recent investments, disposals and payoffs	(11,792)
$265,948

Consolidated Net Debt to Annualized Adjusted EBITDA	4.0x

Supplemental Guarantor Financial Information

The Company’s $940.0 million bank credit facility, unsecured private placement term loans due January 2023 through January 2027 with an aggregate principal amount of $400.0 million, and 2031 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by each of the Company’s subsidiaries, except for certain excluded subsidiaries (“Guarantors”). The Guarantors are either owned, controlled or are affiliates of the Company.

The following tables present summarized financial information for the Company and the Guarantors, on a combined basis after eliminating (i) intercompany transactions and balances among the guarantor entities and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor ($ in thousands):

As of
June 30, 2022
Real estate properties, net	$1,854,503
Other assets, net	366,508
Note receivable due from non-guarantor subsidiary	81,383
Totals assets	$2,302,394

Debt	$1,028,103
Other liabilities	67,099
Total liabilities	$1,095,202

Redeemable noncontrolling interests	$11,487
Noncontrolling interest	$111

Six Months Ended
June 30, 2022
Revenues	$114,161
Interest income on note due from non-guarantor subsidiary	2,310
Expenses	106,103
Gains from equity method investee	569
Gains on sales of real estate	13,502
Loss on early retirement of debt	(151)
Other income	—
Net income	$24,287
Net income attributable to NHI and the subsidiary guarantors	$25,031

Equity

At June 30, 2022 we had 44,655,156 shares of common stock outstanding with a market value of $2.7 billion. Equity on our Condensed Consolidated Balance Sheet totaled $1.4 billion.

Share Repurchase Plan - On April 15, 2022, the Company’s Board of Directors approved a stock repurchase plan for up to $240.0 million of the Company’s common stock (the “2022 Repurchase Plan”). The plan is effective for a period of one year. Shares may be repurchased from time-to-time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with the terms of Rule 10b-18 of the Securities Exchange Act of 1934 as amended and shall be made in accordance with all applicable laws and regulations in effect. The timing and number of shares repurchased will depend on a variety of factors, including price, general market and economic conditions, alternative investment opportunities and other corporate considerations. The stock repurchase plan does not obligate the Company to repurchase any specific number of shares and may be suspended or discontinued at any time.

During the three months ended June 30, 2022, we repurchased through the open market transactions 1,196,175 shares of common stock for an average price of $58.52 per share, including commissions. All shares received were constructively retired upon receipt, and the excess of the purchase price over the par value per share was recorded to “Retained Earnings” in the Condensed Consolidated Balance Sheet.

As of June 30, 2022, we had approximately $170.4 million remaining under the 2022 Repurchase Plan.

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

The following table summarizes dividends declared by the Board of Directors or paid during the six months ended June 30, 2022 and 2021:

Six Months Ended June 30, 2022
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
November 5, 2021	December 31, 2021	January 31, 2022	$0.90
February 16, 2022	March 31, 2022	May 6, 2022	$0.90
May 6, 2022	June 30, 2022	August 5, 2022	$0.90

Six Months Ended June 30, 2021
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
December 15, 2020	December 31, 2020	January 29, 2021	$1.1025
March 12, 2021	March 31, 2021	May 7, 2021	$1.1025
June 3, 2021	June 30, 2021	August 6, 2021	$0.90

On August 5, 2022, the Board of Directors declared a $0.90 per share dividend to common stockholders of record on September 30, 2022, payable on November 4, 2022.

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

Material Cash Requirements

We had approximately $51.0 million in corporate cash and cash equivalents on hand and $700.0 million in availability under our unsecured revolving credit facility as of July 31, 2022. Our expected material cash requirements for the twelve months ended June 30, 2023 and thereafter consist of long-term debt maturities; interest on long-term debt; and contractually obligated expenditures. We expect to meet our short-term liquidity needs largely through cash generated from operations and borrowings under our revolving credit facility, refer to Unsecured Bank Credit Facility above, and sales from real estate investments, although we may choose to seek alternative sources of liquidity. Should we have additional liquidity needs, we believe that we could access long-term financing in the debt and equity capital markets.

Contractual Obligations and Contingent Liabilities

As of June 30, 2022, our contractual payment obligations were as follows ($ in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt, including interest[1]	$1,190,993	$165,265	$454,071	$174,417	$397,240
Development commitments	10,051	10,051	—	—	—
Loan commitments	69,190	39,445	29,745	—	—
	$1,270,234	$214,761	$483,816	$174,417	$397,240
1 Interest is calculated based on the weighted average interest rate of outstanding debt balances as of June 30, 2022. The calculation also includes a facility fee of 0.20%.

Commitments and Contingencies

The following tables summarize information as of June 30, 2022 related to our outstanding commitments and contingencies which are more fully described in the notes to the condensed consolidated financial statements ($ in thousands):

	Asset Class	Type	Total	Funded	Remaining
Loan Commitments:
Bickford Senior Living	SHO	Construction	$14,200	$(12,244)	$1,956
Encore Senior Living	SHO	Construction	50,700	(26,324)	24,376
Senior Living Communities	SHO	Revolving Credit	20,000	(13,664)	6,336
Timber Ridge OpCo	SHO	Working Capital	5,000	—	5,000
Watermark Retirement	SHO	Working Capital	5,000	(3,223)	1,777
Montecito Medical Real Estate	MOB	Mezzanine Loan	50,000	(20,255)	29,745
			$144,900	$(75,710)	$69,190

See Note 8 to our condensed consolidated financial statements for further details of our loan commitments. As provided above, loans funded do not include the effects of discounts or commitment fees.

The credit loss liability for unfunded loan commitments was $0.8 million as of June 30, 2022 and is estimated using the same methodology as for our funded mortgage and other notes receivable based on the estimated amount that we expect to fund.

	Asset Class	Type	Total	Funded	Remaining
Development Commitments:
Woodland Village	SHO	Renovation	$7,515	$(7,425)	$90
Senior Living Communities	SHO	Renovation	9,930	(9,930)	—
Watermark Retirement	SHO	Renovation	6,500	(4,436)	2,064
Navion	SHO	Renovation	3,650	(960)	2,690
Other	SHO	Various	4,950	(1,243)	3,707
SHOP	ILF	Renovation	1,500	—	1,500
			$34,045	$(23,994)	$10,051

As part of the formation of the SHOP ventures and reflected in the table above, we agreed to fund improvements on one of the ILFs up to $1.5 million, of which no amount had been funded as of June 30, 2022.

In addition to the commitments listed above, we have agreed to pay up to $0.8 million in additional cash consideration pending the results of an ongoing property tax appeal related to a property acquired in the second quarter of 2022. As of June 30, 2022, no amount of this consideration is expected to be paid as discussed in Note 3 in the condensed consolidated financial statements. Discovery PropCo has committed to Discovery to fund up to $2.0 million toward the purchase of condominium units located at one of the facilities, of which $1.0 million has been funded as of June 30, 2022.

	Asset Class	Total	Funded	Remaining
Contingencies (Lease Inducements):
Timber Ridge OpCo	SHO	$10,000	$—	$10,000
Wingate Healthcare	SHO	5,000	—	5,000
Navion Senior Solutions	SHO	4,850	(1,500)	3,350
Discovery Senior Living	SHO	4,000	—	4,000
Ignite Medical Resorts	SNF	2,000	—	2,000
Sante Partners	SHO	2,000	—	2,000
IntegraCare	SHO	750	—	750
		$28,600	$(1,500)	$27,100

We adjust rental income for the amortization of lease inducements paid to our tenants. Amortization of lease inducement payments against revenues was $7.2 million and $7.4 million for the three and six months ended June 30, 2022, respectively, which includes the write off of $7.1 million of lease incentives related to Bickford as discussed in more detail in Note 3 to the condensed consolidated financial statements. Amortization of lease inducement payments against revenues was $0.3 million and $0.5 million for the three and six months ended June 30, 2021, respectively.

Litigation

Our facilities are subject to claims and suits in the ordinary course of business. Our lessees and borrowers have indemnified, and are obligated to continue to indemnify us, against all liabilities arising from the operation of the facilities, and are further obligated to indemnify us against environmental or title problems affecting the real estate underlying such facilities. In addition, such claims may include, among other things professional liability and general liability claims, as well as regulatory proceedings relate to our SHOP segment where we are the holder of the applicable healthcare license. While there may be lawsuits pending against us and certain of the owners and/or lessees of the facilities, management believes that the ultimate resolution of all such pending proceedings will have no direct material adverse effect on our financial condition, results of operations or cash flows.

Welltower, Inc.

In June 2021, Welltower announced that it would acquire certain assets from the senior housing portfolio of Holiday, a privately held senior living management company, that included 17 senior living facilities governed by a master lease originally executed between a Holiday subsidiary and NHI in 2013. We received no rent due under the master lease from the tenant for these facilities since this change in tenant ownership occurred in late July 2021.

On December 20, 2021, NHI and its subsidiaries NHI-REIT of Next House, LLC, Myrtle Beach Retirement Resident LLC, and Voorhees Retirement Residence LLC filed suit against Welltower, Inc., Welltower Victory II TRS LLC, and Well Churchill Leasehold Owner LLC (collectively the "Defendants") in the Delaware Court of Chancery (Case No. 2021-1097-MTZ). In the litigation, we contended that the Defendants repeatedly failed to honor their legal obligations to NHI. In particular, we asserted that the Defendants acquired assets from a third party, Holiday, that included leases to NHI senior living facilities and fraudulently induced NHI to consent to the assignment of the leases, and then immediately failed to pay rent or provide a promised security agreement that was intended to secure against their default, all as part of an effort to pressure NHI to agree to new conditions outside the assignment agreement or force a sale of the properties to the Defendants. The lawsuit further asserted that the Defendants owed unpaid contractual rent.

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

NHI and certain of its subsidiaries terminated the master lease with Well Churchill Leasehold Owner, LLC as successor in interest to NHI Master Tenant LLC, effective April 1, 2022, upon completion of the transition of the properties subject to the master lease, as follows: (i) one property was sold to a third party, (ii) one property was transitioned to an existing operator relationship and leased pursuant to an existing master lease, and (iii) the remaining 15 properties were transitioned into two new SHOP partnership ventures. See Note 5 to the condensed consolidated financial statements for more information on these new ventures.

Also effective April 1, 2022, the parties agreed to dismiss the lawsuit and mutually release all claims related to or arising out of the litigation and the $6.9 million in escrowed funds were released to NHI and recognized in rental income during the three months ended June 30, 2022. We recognized approximately $0.7 million as a “Loss on operations transfer, net” on the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2022. This net loss represents the amount of net working capital liabilities comprised primarily of facility furniture, fixtures and equipment, net resident accounts receivable, accounts payable and other accrued liabilities assumed at transition.

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

Funds From Operations - FFO

Our FFO per diluted common share for the six months ended June 30, 2022 decreased $0.63 or 26.4% over the same period in 2021 due primarily to the write offs of Bickford’s straight-line rents receivable and unamortized lease incentives totaling approximately $25.4 million, the effects of the COVID-19 pandemic and increased legal fees of $1.7 million for the Welltower litigation and transition activities for the legacy Holiday portfolio, partially offset by the recognition of the Holiday lease deposit of $8.8 million and escrow of $6.9 million in rental income, reduced interest expense and new investments completed since June 2021. FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and applied by us, is net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, impairments of real estate, and real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures, if any. The Company’s computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or have a different interpretation of the current NAREIT definition from that of the Company; therefore, caution should be exercised when comparing our Company’s FFO to that of other REITs. Diluted FFO assumes the exercise of stock options and other potentially dilutive securities.

Our Normalized FFO per diluted common share for the six months ended June 30, 2022 decreased $0.03 or 1.3% over the same period in the same period in 2021. Normalized FFO excludes from FFO certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to, impairment of non-real estate assets, gains and losses attributable to the acquisition and disposition of non-real estate assets and liabilities, and recoveries of previous write-downs.

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

Funds Available for Distribution - FAD

Our Normalized FAD for the six months ended June 30, 2022 decreased $3.4 million or 3.06% over the same period in 2021 due primarily to the effects of the COVID-19 pandemic and increased legal fees of $1.7 million for the Welltower litigation and transition activities for the legacy Holiday portfolio, partially offset by the recognition of the Holiday lease deposit of $8.8 million and escrow of $6.9 million in rental income, reduced interest expense and new investments completed since June 2021. In addition to the adjustments included in the calculation of Normalized FFO, Normalized FAD excludes the impact of any straight-line lease revenue, amortization of the original issue discount on our senior unsecured notes, amortization of debt issuance costs, non-cash share based compensation, as well as certain non-cash items related to our equity method investment.

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

The following table reconciles net income, the most directly comparable GAAP metric, to FFO, Normalized FFO and Normalized FAD and is presented for both basic and diluted weighted average common shares ($ in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income attributable to common stockholders	$21,673	$39,183	$30,073	$74,513
Elimination of certain non-cash items in net income:
Depreciation	17,772	20,658	36,044	41,464
Depreciation related to noncontrolling interests	(388)	(210)	(598)	(420)
Gains on sales of real estate, net	(10,521)	(6,484)	(13,502)	(6,484)
Impairments of real estate	4,141	—	28,745	—
NAREIT FFO attributable to common stockholders	32,677	53,147	80,762	109,073
Loss on operations transfer, net	729	—	729	—
Portfolio transition costs, net of noncontrolling interests	329	—	329	—
Gain on note payoff	(1,113)	—	(1,113)	—
Loss on early retirement of debt	—	—	151	451
Non-cash write-offs of straight-line receivable and lease incentives	25,208	—	27,681	—
Normalized FFO attributable to common stockholders	57,830	53,147	108,539	109,524
Straight-line lease revenue, net	(3,185)	(4,150)	(6,543)	(8,391)
Straight-line lease revenue, net, related to noncontrolling interests	35	21	57	45
Amortization of lease incentives	58	262	117	522
Amortization of original issue discount	80	80	161	134
Amortization of debt issuance costs	529	588	1,091	1,294
Amortization related to equity method investment	(169)	520	(407)	1,056
Straight-line lease expense related to equity method investment	(2)	21	(10)	45
Note receivable credit loss expense	(47)	1,221	(123)	1,171
Non-cash share-based compensation	1,428	992	6,511	6,438
Equity method investment capital expenditures	(105)	(105)	(210)	(210)
Equity method investment non-refundable fees received	230	242	467	761
Equity method investment distributions	(273)	—	(569)	—
Senior housing portfolio recurring capital expenditures	(130)	—	(130)	—
Normalized FAD attributable to common stockholders	$56,279	$52,839	$108,951	$112,389

BASIC
Weighted average common shares outstanding	45,708,238	45,850,599	45,779,433	45,577,843
NAREIT FFO attributable to common stockholders per share	$0.71	$1.16	$1.76	$2.39
Normalized FFO attributable to common stockholders per share	$1.27	$1.16	$2.37	$2.40

DILUTED
Weighted average common shares outstanding	45,718,538	45,858,074	45,784,771	45,607,924
NAREIT FFO attributable to common stockholders per share	$0.71	$1.16	$1.76	$2.39
Normalized FFO attributable to common stockholders per share	$1.26	$1.16	$2.37	$2.40

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

The following table reconciles net income, the most directly comparable GAAP metric, to Adjusted EBITDA ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$21,466	$39,231	$29,712	$74,613
Interest expense	10,862	12,840	21,060	25,813
Franchise, excise and other taxes	225	232	469	465
Depreciation	17,772	20,658	36,044	41,464
NHI’s share of EBITDA adjustments for unconsolidated entities	713	798	1,287	1,486
Note receivable credit loss expense	(47)	1,221	(123)	1,171
Gains on sales of real estate, net	(10,521)	(6,484)	(13,502)	(6,484)
Loss on operations transfer, net	729	—	729	—
Gain on note payoff	(1,113)	—	(1,113)	—
Loss on early retirement of debt	—	—	151	451
Impairment of real estate	4,141	—	28,745	—
Non-cash write-off of straight-line rents receivable and lease amortization	25,208	—	27,681	—
Adjusted EBITDA	$69,435	$68,496	$131,140	$138,979

Interest expense at contractual rates	$10,262	$10,368	$19,819	$20,821
Interest rate swap payments, net	—	1,820	—	3,598
Principal payments	193	91	193	185
Fixed Charges	$10,455	$12,279	$20,012	$24,604

Fixed Charge Coverage	6.6x	5.6x	6.6x	5.6x

For all periods presented, EBITDA reflects GAAP interest expense, which excludes amounts capitalized during the period.

Net Operating Income

Net operating income (“NOI”) is a U.S. non-GAAP supplemental financial measure used to evaluate the operating performance of real estate. We define NOI as total revenues, less tenant reimbursements and property operating expenses. We believe NOI provides investors relevant and useful information as it measures the operating performance of our properties at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties.

The following table reconciles NOI to net income, the most directly comparable GAAP metric ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
NOI Reconciliations:	2022	2021	2022	2021
Net income	$21,466	$39,231	$29,712	$74,613
(Gains) losses from equity method investment	(273)	909	(569)	1,718
Loss on early retirement of debt	—	—	151	451
Gain on note payoff	(1,113)	—	(1,113)	—
Loss on operations transfer, net	729	—	729	—
Gains on sales of real estate, net	(10,521)	(6,484)	(13,502)	(6,484)
Loan and realty losses	4,094	1,221	28,622	1,171
General and administrative	5,049	3,588	13,150	11,577
Franchise, excise and other taxes	225	232	469	465
Legal	339	(40)	2,166	90
Interest	10,862	12,840	21,060	25,813
Depreciation	17,772	20,658	36,044	41,464
Consolidated net operating income (NOI)	$48,629	$72,155	$116,919	$150,878
NOI by segment:
Real Estate Investments	$45,650	$72,094	$113,888	$150,740
SHOP	2,879	—	2,879	—
Non-Segment/Corporate	100	61	152	138
Total NOI	$48,629	$72,155	$116,919	$150,878

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At June 30, 2022, we were exposed to market risks related to fluctuations in interest rates on approximately $240.0 million of variable-rate indebtedness and on our mortgage and other notes receivable. The unused portion ($700.0 million at June 30, 2022) of our revolving credit facility, should it be drawn upon, is subject to variable rates.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a 50 basis-point increase or decrease in the interest rate related to variable-rate debt, and assuming no change in the outstanding balance as of June 30, 2022, net interest expense would increase or decrease annually by approximately $1.2 million or $0.03 per common share on a diluted basis.

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

The following table sets forth certain information with respect to our debt ($ in thousands):

	June 30, 2022			December 31, 2021
	Balance[1]	% of total	Rate[2]	Balance[1]	% of total	Rate[2]
Fixed rate:
Private placement term loans - unsecured	$400,000	35.8%	4.15%	$400,000	31.9%	4.15%
Senior notes - unsecured	400,000	35.8%	3.00%	400,000	31.9%	3.00%
Fannie Mae term loans - secured, non-recourse	76,845	6.9%	3.97%	77,038	6.2%	3.97%
Variable rate:
Bank term loans - unsecured	240,000	21.5%	3.04%	375,000	30.0%	1.41%
Revolving credit facility - unsecured	—	—%	—%	—	—%
	$1,116,845	100.0%	3.49%	$1,252,038	100.0%	2.95%

[1] Differs from carrying amount due to unamortized discounts and loan costs.
[2] Total is weighted average rate

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects on fair value (“FV”) assuming a parallel shift of 50 bps in market interest rates for a contract with similar maturities as of June 30, 2022 ($ in thousands):

	Balance	Fair Value[1]	FV reflecting change in interest rates
Fixed rate:			-50 bps	+50 bps
Private placement term loans - unsecured	$400,000	$391,459	$395,732	$387,256
Senior notes	400,000	337,157	350,178	324,665
Fannie Mae loans	76,845	73,841	74,828	72,868
[1] The change in fair value of our fixed rate debt was due primarily to the overall change in interest rates.

At June 30, 2022, the fair value of our mortgage and other notes receivable, discounted for estimated changes in the risk-free rate, was approximately $203.9 million. A 50 basis-point increase in market rates would decrease the estimated fair value of our mortgage and other loans by approximately $2.6 million, while a 50 basis point decrease in such rates would increase their estimated fair value by approximately $3.1 million.

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures. As of June 30, 2022, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities and Exchange Act of 1934, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2022.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than described below.

During the second quarter of 2022, the Company implemented expanded procedures to ensure timely and accurate compilation of the SHOP activities, including controls over revenue recognition and related operating costs and review and monitoring of the third-party managers’ internal controls and related information technology systems. We have also expanded our internal controls to encompass reporting of segment information.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Our health care facilities are subject to claims and suits in the ordinary course of business. Our lessees and borrowers have indemnified, and are obligated to continue to indemnify us, against all liabilities arising from the operation of the facilities, and are further obligated to indemnify us against environmental or title problems affecting the real estate underlying such facilities. In addition, such claims may include, among other things professional liability and general liability claims, as well as regulatory proceedings related to our SHOP segment where we are the holder of the applicable healthcare license. While there may be lawsuits pending against us and certain of the owners and/or lessees of our facilities, management believes that the ultimate resolution of all such pending proceedings will have no direct material adverse effect on our financial condition, results of operations or cash flows.

Welltower, Inc.

In June 2021, Welltower announced that it would acquire certain assets from the senior housing portfolio of Holiday, a privately held senior living management company that included 17 senior living facilities governed by a master lease originally executed between a Holiday subsidiary and NHI in 2013. We received no rent due under the master lease from the tenant for these facilities since this change in tenant ownership occurred in late July 2021.

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

NHI and certain of its subsidiaries terminated the master lease with Well Churchill Leasehold Owner, LLC as successor in interest to NHI Master Tenant LLC, effective April 1, 2022, upon completion of the transition of the properties subject to the master lease, as follows: (i) one property was sold to a third party, (ii) one property was transitioned to an existing operator relationship and leased pursuant to an existing master lease, and (iii) the remaining 15 properties were transitioned into two new SHOP partnership ventures. See Note 5 to the condensed consolidated financial statements for more information on these new ventures.

Also effective April 1, 2022, the parties agreed to dismiss the lawsuit and mutually release all claims related to or arising out of the litigation and the $6.9 million in escrowed funds were released to NHI and recognized as rental income during the three months ended June 30, 2022.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in that Annual Report on Form 10-K, except as amended and supplemented by the additional risk factor below. The risks described in our Annual Report on Form 10-K and the additional risk factor below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. The Company believes the following additional risk factor has become more important given the Company’s expansion into the SHOP segment.

We depend on our ability to retain our management team and other personnel and attract suitable replacements should any such personnel leave.

The management and governance of the Company depends on the services of certain key personnel, including senior management. The departure of any key personnel could have an adverse effect on the Company and adversely impact our financial condition and results of operations. Our senior management team possesses substantial experience and expertise and has strong business relationships with our tenants and operators and other members of the business communities and industries in which we operate. As a result, the loss of these personnel could jeopardize our relationships and operations. We cannot predict the impact that any such departures could have on our ability to achieve our objectives. Furthermore, such a loss could be negatively perceived in the capital markets. Other than Mr. Mendelsohn, our Chief Executive Officer, we do not have employment agreements with any of our management team. In addition, we do not have key man insurance on any of our key employees. Our ability to retain and motivate our management team and other personnel and attract suitable replacements should any such personnel leave, could have a significant impact on our financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 15, 2022, the Company’s Board of Directors approved a stock repurchase plan (the “2022 Repurchase Plan”), which is scheduled to expire on April 15, 2023. Under this plan, we may repurchase shares of the Company’s common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $240.0 million. We repurchased 1,196,175 shares under the stock repurchase plan during the three and six months ended June 30, 2022. No repurchases of the Company’s common stock were completed during the three and six months ended June 30, 2021. As of June 30, 2022, we had approximately $170.4 million available under this plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan ($ in thousands)
April 1, 2022-April 30, 2022	—	$—	—	$240,000
May 1, 2022- May 31, 2022	465,507	59.70	465,507	212,209
June 1, 2022- June 30, 2022	730,668	57.28	730,668	170,357
Total	1,196,175	$58.52

Item 6. Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form S-3 Registration Statement No. 333-192322)
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
4.5
First Supplemental Indenture dated as of January 26, 2021, among National Health Investors, Inc. Regions Bank, as trustee, and the subsidiary guarantors set forth therein (incorporated by reference to Exhibit 4.2 to Form 8-K dated January 26, 2021)

4.6
Second Supplemental Indenture, dated as of March 31, 2022, among National Health Investors, Inc., Regions Bank, as trustee, and the subsidiary guarantors set forth therein (incorporated by reference to Exhibit 4.6 to the Company’s Form 10-Q filed May 9, 2022)

10.1	First Amendment dated August 15, 2016 to Note Purchase Agreement dated November 3, 2015 (filed herewith)
10.2	Second Amendment dated September 30, 2016 to Note Purchase Agreement dated November 3, 2015 (filed herewith)
10.3	Fourth Amendment dated June 29, 2022 to Note Purchase Agreement dated November 3, 2015 (filed herewith)
10.4	Sixth Amendment dated June 29, 2022 to Note Purchase Agreement dated January 13, 2015 (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date:	August 8, 2022	/s/ D. Eric Mendelsohn
D. Eric Mendelsohn
President, Chief Executive Officer and Director
(duly authorized officer)

Date:	August 8, 2022	/s/ John L. Spaid
John L. Spaid
Chief Financial Officer
(Principal Financial Officer)