Form 10-Q
period 2022-09-30
NATIONAL HEALTH INVESTORS INC
filed 2022-11-08
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	_____________	to	_____________

Commission File Number 001-10822
National Health Investors Inc
(Exact name of registrant as specified in its charter)

Maryland		62-1470956
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

222 Robert Rose Drive
Murfreesboro	Tennessee	37129
(Address of principal executive offices)		(Zip Code)

(615)	890-9100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	NHI	New York Stock Exchange

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

There were 43,388,742 shares of common stock outstanding of the registrant as of November 1, 2022.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets:
Real estate properties:
Land	$176,795	$186,658
Buildings and improvements	2,560,646	2,707,422
Construction in progress	2,835	468
	2,740,276	2,894,548
Less accumulated depreciation	(599,423)	(576,668)
Real estate properties, net	2,140,853	2,317,880
Mortgage and other notes receivable, net of reserve of $6,940 and $5,210, respectively	207,169	299,952
Cash and cash equivalents	28,811	37,412
Straight-line rent receivable	81,959	96,198
Assets held for sale, net	32,608	66,398
Other assets, net	17,385	21,036
Total Assets	$2,508,785	$2,838,876

Liabilities and Stockholders’ Equity:
Debt	$1,114,999	$1,242,883
Accounts payable and accrued expenses	22,997	23,181
Dividends payable	39,050	41,266
Lease deposit liabilities	—	8,838
Deferred income	5,094	5,725
Total Liabilities	1,182,140	1,321,893

Commitments and contingencies

Redeemable noncontrolling interests	11,197	—

National Health Investors, Inc. Stockholders’ Equity:
Common stock, $0.01 par value, 100,000,000 shares authorized
43,388,742 and 45,850,599 shares issued and outstanding, respectively	434	459
Capital in excess of par value	1,598,385	1,591,182
Cumulative dividends in excess of net income	(292,449)	(84,558)
Total National Health Investors, Inc. Stockholders’ Equity	1,306,370	1,507,083
Noncontrolling interests	9,078	9,900
Total Equity	1,315,448	1,516,983
Total Liabilities and Stockholders’ Equity	$2,508,785	$2,838,876

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements. The Condensed Consolidated Balance Sheet at December 31, 2021 was derived from the audited consolidated financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Revenues:
Rental income	$59,394	$67,043	$163,935	$210,143
Resident fees and services	12,013	—	24,005	—
Interest income and other	4,891	6,790	19,584	18,905
	76,298	73,833	207,524	229,048
Expenses:
Depreciation	17,533	20,035	53,577	61,499
Interest	11,412	12,715	32,472	38,528
Senior housing operating expenses	9,239	—	18,352	—
Legal	88	117	2,254	207
Franchise, excise and other taxes	225	244	694	709
General and administrative	4,744	3,650	17,893	15,229
Taxes and insurance on leased properties	2,358	3,182	7,553	7,519
Loan and realty losses	11,329	22,425	39,951	23,596
	56,928	62,368	172,746	147,287
Gains on sales of real estate, net	14,840	19,941	28,342	26,426
Gain (loss) on operations transfer, net	19	—	(710)	—
Gain on note payoff	—	—	1,113	—
Loss on early retirement of debt	—	—	(151)	(451)
(Losses) gains from equity method investment	—	(557)	569	(2,274)
Net income	34,229	30,849	63,941	105,462
Less: net loss (income) attributable to noncontrolling interests	239	(35)	599	(135)
Net income attributable to common stockholders	$34,468	$30,814	$64,540	$105,327

Weighted average common shares outstanding:
Basic	44,339,975	45,850,599	45,236,696	45,668,762
Diluted	44,402,582	45,851,424	45,261,123	45,689,091

Earnings per common share:
Net income attributable to common stockholders - basic	$0.78	$0.67	$1.43	$2.31
Net income attributable to common stockholders - diluted	$0.78	$0.67	$1.43	$2.31

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)

Net income	$34,229	$30,849	$63,941	$105,462
Other comprehensive income:
Increase in fair value of cash flow hedges	—	(46)	—	(128)
Reclassification for amounts recognized as interest expense	—	1,851	—	5,449
Total other comprehensive income	—	1,805	—	5,321
Comprehensive income	34,229	32,654	63,941	110,783
Less: comprehensive loss (income) attributable to noncontrolling interests	239	(35)	599	(135)
Comprehensive income attributable to common stockholders	$34,468	$32,619	$64,540	$110,648

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2022	2021
	(unaudited)
Cash flows from operating activities:
Net income	$63,941	$105,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	53,577	61,499
Amortization of debt issuance costs, debt discounts and prepaids	3,216	3,281
Amortization of commitment fees and note receivable discounts	(802)	(645)
Amortization of lease incentives	7,477	774
Straight-line rent adjustments	11,360	(12,189)
Non-cash interest income on mortgage and other notes receivable	(3,256)	(1,351)
Non-cash lease deposit liability recognized as rental income	(8,838)	—
Gains on sales of real estate, net	(28,342)	(26,426)
Gain on note payoff	(1,113)	—
(Gains) losses from equity method investment	(569)	2,274
Loss on operations transfer, net	710	—
Loss on early retirement of debt	151	451
Loan and realty losses	39,951	23,596
Payment of lease incentives	—	(1,042)
Non-cash share-based compensation	7,576	7,427
Changes in operating assets and liabilities:
Other assets	(4,213)	(3,138)
Accounts payable and accrued expenses	(2,555)	(2,591)
Deferred income	712	119
Net cash provided by operating activities	138,983	157,501
Cash flows from investing activities:
Investments in mortgage and other notes receivable	(30,820)	(54,887)
Collections of mortgage and other notes receivable	117,973	64,509
Acquisition of real estate	(4,876)	(46,817)
Proceeds from sales of real estate	168,957	203,147
Investments in renovations of existing real estate	(4,132)	(3,006)
Investments in equipment	(528)	(64)
Distributions from equity method investment	569	476
Net cash provided by investing activities	247,143	163,358
Cash flows from financing activities:
Proceeds from revolving credit facility	165,000	95,000
Payments on revolving credit facility	(155,000)	(393,000)
Payments on term loans	(135,290)	(250,277)
Proceeds from issuance of senior notes	—	396,784
Debt issuance costs	(4,607)	(5,018)
Equity issuance costs	(21)	—
Proceeds from issuance of common shares, net	—	47,904
Distributions to noncontrolling interests	(757)	(692)
Convertible note redemption	—	(66,076)
Dividends paid to stockholders	(122,721)	(141,632)
Taxes remitted on employee stock awards	(288)	—
Proceeds from redeemable noncontrolling interests	11,738	—
Payments to repurchase shares of common stock	(151,951)	—
Net cash used in financing activities	(393,897)	(317,007)
(Decrease) increase in cash and cash equivalents and restricted cash	(7,771)	3,852
Cash and cash equivalents and restricted cash, beginning of period	39,485	46,343
Cash and cash equivalents and restricted cash, end of period	$31,714	$50,195
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Nine Months Ended
	September 30,
	2022	2021
	(unaudited)
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$33,927	$34,991
Supplemental disclosure of non-cash investing and financing activities:
Real estate acquired in exchange for mortgage notes receivable	$9,071	$—
Change in other assets related to sales of real estate	$102	$12,814
Change in accounts payable related to investments in real estate construction	$—	$(112)
Change in accounts payable related to renovations of existing real estate	$208	$—
Change in accounts payable related to distributions to noncontrolling interests	$6	$5
Change in accounts payable related to equity issuance cost	$64	$—
Operating equipment received in transfer of operations	$1,287	$—
Increase in accounts payable related to transfer of operations	$300	$—

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Cumulative Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss	Total National Health Investors, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances at December 31, 2021	45,850,599	$459	$1,591,182	$(84,558)	$—	$1,507,083	$9,900	$1,516,983
Distributions declared to noncontrolling interests, excluding $24 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(486)	(486)
Total comprehensive income, excluding a loss of $227 attributable to redeemable noncontrolling interests	—	—	—	30,072	—	30,072	(133)	29,939
Taxes remitted on employee stock awards	—	—	(14)	—	—	(14)	—	(14)
Shares issued on stock options exercised	732	—	—	—	—	—	—	—
Repurchases of common stock	(1,196,175)	(12)	—	(69,965)	—	(69,977)	—	(69,977)
Share-based compensation	—	—	6,511	—	—	6,511	—	6,511
Dividends declared, $1.80 per common share	—	—	—	(81,455)	—	(81,455)	—	(81,455)
Activity for the six months ended June 30, 2022	(1,195,443)	(12)	6,497	(121,348)	—	(114,863)	(619)	(115,482)
Distributions declared to noncontrolling interests, excluding $12 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(241)	(241)
Total comprehensive income, excluding a loss of $278 attributable to redeemable noncontrolling interests	—	—	—	34,468	—	34,468	38	34,506
Equity issuance costs	—	—	(85)	—	—	(85)	—	(85)
Taxes remitted on employee stock awards	—	—	(274)	—	—	(274)	—	(274)
Shares issued on stock options exercised	5,765	—	—	—	—	—	—	—
Repurchases of common stock	(1,272,179)	(13)	—	(81,961)	—	(81,974)	—	(81,974)
Share-based compensation	—	—	1,065	—	—	1,065	—	1,065
Dividends declared, $0.90 per common share	—	—	—	(39,050)	—	(39,050)	—	(39,050)
Activity for the three months ended September 30, 2022	(1,266,414)	(13)	706	(86,543)	—	(85,850)	(203)	(86,053)
Balances at September 30, 2022	43,388,742	$434	$1,598,385	$(292,449)	$—	$1,306,370	$9,078	$1,315,448

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Cumulative Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss	Total National Health Investors Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances at December 31, 2020	45,185,992	$452	$1,540,946	$(22,015)	$(7,149)	$1,512,234	$10,711	$1,522,945
Noncontrolling interests distribution	—	—	—	—	—	—	(466)	(466)
Total comprehensive income	—	—	—	74,515	3,516	78,031	100	78,131
Equity component in redemption of convertible debt	—	—	(6,076)	—	—	(6,076)	—	(6,076)
Equity issuance cost	—	—	(47)	—	—	(47)	—	(47)
Issuance of common stock, net	661,951	7	47,944	—	—	47,951	—	47,951
Shares issued on stock options exercised	2,656	—	—	—	—	—	—	—
Share-based compensation	—	—	6,438	—	—	6,438	—	6,438
Dividends declared, $2.0025 per common share	—	—	—	(91,816)	—	(91,816)	—	(91,816)
Activity for the six months ended June 30, 2021	664,607	7	48,259	(17,301)	3,516	34,481	(366)	34,115
Noncontrolling interest distribution	—	—	—	—	—	—	(231)	(231)
Total comprehensive income	—	—	—	30,814	1,805	32,619	35	32,654
Share-based compensation	—	—	989	—	—	989	—	989
Dividends declared, $0.90 per common share	—	—	—	(41,266)	—	(41,266)	—	(41,266)
Activity for the three months ended September 30, 2021	—	—	989	(10,452)	1,805	(7,658)	(196)	(7,854)
Balances at September 30, 2021	45,850,599	$459	$1,590,194	$(49,768)	$(1,828)	$1,539,057	$10,149	$1,549,206

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(unaudited)

Note 1. Organization and Nature of Business

National Health Investors, Inc. (“NHI,” “the Company,” “we,” “us,” or “our”), established in 1991 as a Maryland corporation, is a self-managed real estate investment trust (“REIT”) specializing in sale-leaseback, joint venture, mortgage and mezzanine financing of need-driven and discretionary senior housing and medical facility investments. We operate through two reportable segments: Real Estate Investments and Senior Housing Operating Portfolio (“SHOP”). Our Real Estate Investments segment consists of lease, mortgage and other note investments in independent living facilities (“ILF”), assisted living facilities (“ALF”), entrance-fee communities (“EFC”), senior living campuses (“SLC”), skilled nursing facilities (“SNF”) and a hospital (“HOSP”). As of September 30, 2022, we had investments of approximately $2.4 billion in 162 health care real estate properties located in 32 states and leased pursuant primarily to triple-net leases to 24 lessees consisting of 96 senior housing communities, 65 skilled nursing facilities and one hospital, excluding ten properties classified as assets held for sale. Our portfolio of 13 mortgages along with other notes receivable totaled $214.1 million, excluding an allowance for expected credit losses of $6.9 million, as of September 30, 2022.

Our SHOP segment is comprised of two ventures that own the operations of ILFs. As of September 30, 2022, we had investments of approximately $336.6 million in 15 properties with a combined 1,731 units located in eight states that are operated on behalf of the Company by two independent managers pursuant to the terms of separate management agreements that commenced April 1, 2022. The third-party managers, or related affiliates of the managers, own equity interests in the respective ventures.

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

Effective April 1, 2022 and at September 30, 2022, our consolidated total assets and liabilities include two consolidated ventures comprising our SHOP activities formed with two separate partners - Merrill Gardens, L.L.C. (“Merrill”) and DSHI NHI Holiday LLC (the “Discovery member”), a controlled affiliate of Discovery Senior Living. We consider both ventures to be VIEs as either the members, as a group, lack the characteristics of a controlling financial interest or there are disproportionate voting rights but substantially all of the activities are performed on behalf of the Company. We are deemed to be the primary beneficiary because we have the ability to control the activities that most significantly impact each VIE’s economic performance. The assets of the ventures primarily consist of real estate properties, cash and cash equivalents, and resident fees and services (accounts receivable). Their obligations primarily consist of operating expenses of the ILFs (accounts payable and accrued expenses) and capital expenditures for the properties. As of and for the three and nine months ended September 30, 2022, our redeemable noncontrolling interests relate to these ventures. Assets of the consolidated SHOP ventures that can be used only to settle obligations of each respective SHOP venture primarily include approximately $261.3 million of real estate properties, net, and $9.6 million of cash and cash equivalents. Liabilities of the consolidated SHOP ventures for which creditors do not have recourse to the general credit of the Company are not material. Reference Notes 5 and 9 for further discussion of these new ventures.

We also consolidate two real estate partnerships formed with our partners, Discovery Senior Housing Investor XXIV, LLC, a controlled affiliate of Discovery Senior Living, and LCS Timber Ridge LLC, to invest in senior housing facilities. We consider both partnerships to be VIEs, based on our determination that the total equity at risk in each is insufficient to finance activities without additional subordinated financial support. NHI directs the activities that most significantly impact economic performance of these ventures, subject to limited protective rights extended to our partners for specified business decisions. Because of our control of these partnerships, we include their assets, liabilities, noncontrolling interests and operations in our consolidated financial statements.

At September 30, 2022, we held interests in nine unconsolidated VIEs, and, because we lack either directly or through related parties the power to direct the activities that most significantly impact their economic performance, we have concluded that the Company is not the primary beneficiary. Accordingly, we account for our transactions with these entities and their subsidiaries at either amortized cost or net realizable value for straight-line rent receivables, excluding our investment accounted for under the equity method.

The Company’s unconsolidated VIEs are summarized below by date of initial involvement. For further discussion of the nature of the relationships, including the sources of exposure to these VIEs, see the notes to our condensed consolidated financial statements cross-referenced below ($ in thousands).

Date	Name	Source of Exposure	Carrying Amount	Maximum Exposure to Loss	Note Reference
2014	Senior Living Communities	Notes and straight-line receivable	$88,237	$94,268	Notes 3, 4
2016	Senior Living Management	Notes and straight-line receivable	$26,788	$26,788	—
2018	Bickford Senior Living	Notes and funding commitment	$46,769	$60,246	Notes 3, 4
2019	Encore Senior Living	Notes and straight-line receivable	$33,688	$53,303	Notes 3, 4
2020	Timber Ridge OpCo, LLC	Various[1]	$(5,000)	$5,000	Note 6
2020	Watermark Retirement	Notes and straight-line receivable	$7,691	$10,715	—
2021	Montecito Medical Real Estate	Notes and funding commitment	$20,255	$50,000	Note 4
2021	Vizion Health	Notes and straight-line receivable	$20,064	$22,869	—
2021	Navion Senior Solutions	Various[2]	$8,038	$13,988	—
1 Loan commitment, equity method investment and straight-line rents receivable
2 Notes, loan commitments, straight-line rents receivable, and unamortized lease incentives

We are not obligated to provide support beyond our stated commitments to these tenants and borrowers whom we classify as VIEs, and accordingly, our maximum exposure to loss as a result of these relationships is limited to the amount of our commitments, as shown above and discussed in the notes. Economic loss on a lease, in excess of what is presented in the table above, if any, would be limited to that resulting from any period of non-payment of rent before we are able to take effective remedial action, as well as costs incurred in transitioning the lease to a new tenant. The potential extent of such loss would be dependent upon individual facts and circumstances, and is therefore not included in the table above.

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

Noncontrolling Interests

Contingently redeemable noncontrolling interests are recorded at their initial carrying amounts upon issuance and are subsequently adjusted to reflect their share of gains or losses and distributions attributable to the noncontrolling interests. In periods where they are or will become probable of redemption, an adjustment to the redemption value of the noncontrolling interests is also recognized through Capital in excess of par value on the Company’s Consolidated Balance Sheets and included in our computation of earnings per share. As of September 30, 2022, these noncontrolling interests were classified as mezzanine equity, as discussed further in Note 9.

As of September 30, 2022 and December 31, 2021, the noncontrolling interests associated with our two consolidated real estate partnerships are classified in equity.

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

The following table sets forth our “Cash and cash equivalents and restricted cash” reported within the Company’s Condensed Consolidated Statements of Cash Flows ($ in thousands):

	September 30, 2022	September 30, 2021
Cash and cash equivalents	$28,811	$48,393
Restricted cash (included in Other assets, net)	2,903	1,802
	$31,714	$50,195

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

During the three and nine months ended September 30, 2022, we recognized impairment charges of approximately $9.5 million and $38.3 million, respectively, included in “Loan and realty losses” in our Condensed Consolidated Statements of Income. Reference Note 3 for more discussion.

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

During the second quarter of 2022, we placed Bickford Senior Living (“Bickford”) on the cash basis of revenue recognition for lease purposes and recorded write offs of $18.1 million of straight-line rents receivable and $7.1 million of lease incentives related to our Bickford master lease agreements. Reference Note 3 for further discussion.

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

Accounting for Lease Modifications related to the Coronavirus Pandemic

In April 2020, the FASB issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the coronavirus (“COVID-19”) pandemic. The Lease Modification Q&A clarifies that entities may elect not to evaluate whether lease-related relief provided to mitigate the economic effects of the COVID-19 pandemic is a lease modification under Accounting Standard Codification (“ASC”) 842, Leases (“ASC 842”). Instead, an entity that elects not to evaluate whether a concession directly related to the COVID-19 pandemic, which does not substantially increase either its rights as lessor or the obligations of the tenant, is a lease modification can decide whether or not to apply the modification guidance. An entity should apply the election consistently to leases with similar characteristics and similar circumstances. We have elected not to apply the modification guidance under ASC 842 and have accounted for qualified rent concessions as variable lease payments when applicable, and recorded as rental income when received. During the nine months ended September 30, 2022, we provided $10.7 million in lease concessions directly related to the COVID-19 pandemic, as discussed in more detail in Note 8. During the three months ended September 30, 2022, we did not provide any lease concessions directly related to the COVID-19 pandemic.

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

Note 3. Investment Activity

Asset Acquisition

In the second quarter of 2022, we acquired a 53-unit assisted living facility located in Oshkosh, Wisconsin, from Encore Senior Living. The acquisition price was $13.3 million and included the full payment of an outstanding construction note receivable to us of $9.1 million, including interest. We have agreed to pay up to $0.8 million in additional cash consideration pending the results of an ongoing property tax appeal. As of September 30, 2022, no amount of this consideration is expected to be paid. We added the facility to an existing master lease for a term of 15 years at an initial lease rate of 7.25%, with an annual escalator of 2.5%.

Asset Dispositions

During the nine months ended September 30, 2022, we completed the following real estate property dispositions within our Real Estate Investments reportable segment as described below ($ in thousands):

Operator	Date	Properties	Asset Class	Net Proceeds	Net Real Estate Investment	Gain	Impairment[1]
Hospital Corporation of America	Q1 2022	1	MOB	$4,868	$1,904	$2,964	$—
Vitality Senior Living[2]	Q1 2022	1	SLC	8,302	8,285	17	—
Holiday Retirement (“Holiday”)[2]	Q2 2022	1	ILF	2,990	3,020	—	30
Chancellor Senior Living[2]	Q2 2022	2	ALF	7,305	7,357	—	52
Bickford[2]	Q2 2022	3	ALF	25,959	28,268	—	2,309
Comfort Care	Q2 2022	4	ALF	40,000	38,445	1,556	—
Helix Healthcare	Q2 2022	1	HOSP	19,500	10,535	8,965	—
Discovery Senior Living[2]	Q3 2022	2	ALF/SLC	16,379	15,159	1,220	—
National HealthCare Corporation (“NHC”)	Q3 2022	7	SNF	43,686	30,066	13,620	—
				$168,989	$143,039	$28,342	$2,391

1 Impairments are included in “Loan and realty losses” in Condensed Consolidated Statements of Income for the nine months ended September 30, 2022.
2 Total impairment charges recognized on these properties were $65.4 million, of which $28.5 million were recognized in the nine months ended September 30, 2022.

The disposal transactions for the three Bickford properties in the second quarter of 2022 included $2.4 million in contingent consideration representing cash placed in escrow that will be returned to the buyers to the extent the sold properties generate negative monthly cash flows over the twelve months following from the dates of sale. After the twelve-month period, any remaining funds not distributed will be paid to the Company. We have assessed that it was not probable that any of the escrowed funds would be received by the Company. To the extent this assessment changes, or funds are ultimately received, we will recognize the amount as a gain on the sale of real estate.

Discovery

In the third quarter of 2022, we sold an assisted living facility in Indiana and a senior living campus in Florida for approximately $16.9 million in cash consideration, and incurred $0.5 million of transaction costs, resulting in an approximate gain of $1.2 million. The properties were classified as assets held for sale on the Condensed Consolidated Balance Sheet for the quarter ended June 30, 2022. Prior impairment charges recognized on the properties totaled $23.7 million.

NHC

On September 1, 2022, we sold a portfolio of seven skilled nursing facilities in New Hampshire and Massachusetts for approximately $44.4 million in net cash consideration, and incurred $0.7 million of transaction costs. These properties were leased to NHC pursuant to a master lease agreement dated August 30, 2013 with an original maturity date of August 31, 2028 that was terminated upon completion of the sale. The properties were classified as assets held for sale on the Condensed Consolidated Balance Sheet for the quarter ended June 30, 2022. Rental income was $0.6 million and $2.4 million for the three and nine months ended September 30, 2022, respectively, and $0.9 million and $2.8 million for the three and nine months ended September 30, 2021, respectively. In connection with the sale of this portfolio, we amended the master lease for 35 facilities dated October 17, 1991 by and between NHI and NHC/OP, L.P., an affiliate of NHC that is discussed below in “Tenant Concentration.”

Assets Held for Sale and Long-Lived Assets

At September 30, 2022, ten properties in our Real Estate Investments reportable segment, with an aggregate net real estate balance of $32.6 million, were classified as assets held for sale on our Condensed Consolidated Balance Sheet, including six properties that were transferred into assets held for sale during the third quarter of 2022. Rental income associated with the ten properties was $1.1 million and $2.0 million for the three and nine months ended September 30, 2022, respectively, and $1.2 million and $3.5 million for the three and nine months ended September 30, 2021, respectively.

During the three and nine months ended September 30, 2022, we recorded impairment charges of $9.5 million and $38.3 million, respectively, including $5.7 million on two properties held in use, related to our Real Estate Investments reportable segment. The impairment charges are included in “Loan and realty losses” in the Condensed Consolidated Statements of Income.

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

Tenant Concentration

The following table contains information regarding tenant concentration, excluding $2.6 million for our corporate office, $336.6 million for SHOP, and a credit loss reserve of $6.9 million, based on the percentage of revenues for the nine months ended September 30, 2022 and 2021, related to tenants or affiliates of tenants, that exceed 10% of total revenues ($ in thousands):

	as of September 30, 2022			Revenues[1]
	Asset	Gross Real	Notes	Nine Months Ended September 30,
	Class	Estate[2]	Receivable	2022		2021

Senior Living Communities	EFC	$573,631	$46,669	$38,325	18%	$38,094	17%
NHC	SNF	133,770	—	27,875	13%	28,290	12%
Bickford[3]	ALF	412,304	46,422	N/A	N/A	26,224	11%
Holiday[3]	ILF	—	—	N/A	N/A	22,811	10%
All others, net	Various	1,313,238	121,018	109,766	53%	106,110	46%
Escrow funds from tenants
for property operating expenses	Various	—	—	7,553	4%	7,519	4%
		$2,432,943	$214,109	183,519		229,048
Resident fees and services[4]				24,005	12%	—	—%
				$207,524		$229,048

1 Includes interest income on notes receivable and rental income from properties classified as held for sale.
2 Amounts include any properties classified as held for sale.
3 Below 10% for the nine months ended September 30, 2022. Therefore, revenues are included in All others, net.
4 There is no tenant concentration in resident fees and services because these agreements are with individual residents.

At September 30, 2022, the two states in which we had an investment concentration of 10% or more were South Carolina (12.1%) and Texas (11.1%).

Senior Living Communities

As of September 30, 2022, we leased ten retirement communities to Senior Living Communities, LLC (“Senior Living”). We recognized straight-line rent revenue of $0.1 million and $0.3 million from Senior Living for the three and nine months ended September 30, 2022, respectively, and $0.7 million and $1.8 million for the three and nine months ended September 30, 2021, respectively.

NHC

Effective September 1, 2022, we amended the master lease dated October 17, 1991, as previously amended by and between NHI and NHC/OP, L.P., an affiliate of NHC, for 35 facilities. This amendment was executed concurrently with the sale of a portfolio of seven skilled nursing facilities as described above and increases the annual base rent due each year through the expiration of the master lease on December 31, 2026. The annual base rent prior to the amendment was $30.8 million and was increased to $34.3 million for the year ended December 31, 2022, with credit given for rent paid in 2022 related to the sold portfolio. In addition to the base rent, NHC will continue to pay any additional rent and percentage rent as required by the master lease.

Two of our board members, including our chairman, are also members of NHC’s board of directors.

Bickford Senior Living

As of September 30, 2022, we leased 36 facilities, excluding two facilities classified as assets held for sale, under four leases to Bickford. Revenues from Bickford reflect the impact of pandemic-related rent concessions of approximately $5.5 million for the nine months ended September 30, 2022 and $3.5 million and $13.8 million for the three and nine months ended September 30, 2021, respectively. During the three months ended September 30, 2022, we did not provide any lease concessions to Bickford.

In the second quarter of 2022, we wrote off approximately $18.1 million of straight-line rents receivable and $7.1 million of lease incentives, that were included in “Other assets, net” on the Condensed Consolidated Balance Sheet, to rental income upon converting Bickford to the cash basis of accounting. These write offs were the result of a change in our evaluation of collectability of future rent payments due under its four master lease agreements based upon information we obtained from Bickford regarding its financial condition that raised substantial doubt as to its ability to continue as a going concern. Cash rent received from Bickford for the three and nine months ended September 30, 2022 was $7.1 million and $17.0 million, respectively.
In addition to the three properties sold that are included in the asset dispositions table above, we completed various restructuring activities in the Bickford leased property portfolio during the first and second quarters of 2022. In March 2022, we transferred one assisted living facility located in Pennsylvania from the Bickford portfolio to a new operator that is leased pursuant to a ten-year triple net lease and wrote off approximately $0.7 million in a straight-line rent receivable, reducing rental income. In the second quarter of 2022, we restructured and amended three of Bickford’s master lease agreements covering 27 properties and reached agreement on the repayment terms of the $26.0 million in outstanding pandemic-related deferrals. Significant terms of these agreements are as follows:

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

• Requires monthly payments beginning October 2022 through December 2024 based on a percentage of Bickford’s monthly revenues exceeding an established threshold. The deferrals may be reduced by up to $6.0 million upon Bickford achieving certain performance targets and the sale or transition of certain properties to new operators.

Tenant Purchase Options

Certain of our leases contain purchase options allowing tenants to acquire the leased properties. At September 30, 2022, we had tenant purchase options on three properties with an aggregate net investment of $60.1 million that will become exercisable between 2027 and 2028. Rental income from these properties with tenant purchase options was $1.8 million and $5.3 million for the three and nine months ended September 30, 2022, respectively, and $1.7 million and $5.1 million for the three and nine months ended September 30, 2021, respectively.

We cannot reasonably estimate at this time the probability that any purchase options will be exercised in the future. Consideration to be received from the exercise of any tenant purchase option is expected to exceed our net investment in the leased property or properties.

Future Minimum Base Rent

Future minimum lease payments to be received by us under our operating leases at September 30, 2022, are as follows ($ in thousands):

Remainder of 2022	$47,241
2023	183,792
2024	183,825
2025	186,425
2026	189,282
2027	149,849
Thereafter	599,001
$1,539,415

Variable Lease Payments

Most of our existing leases contain annual escalators in rent payments. For financial statement purposes, rental income is recognized on a straight-line basis over the term of the lease where the lease contains fixed escalators. Some of our leases contain escalators that are determined annually based on a variable index or other factors that is indeterminable at the inception of the lease. The table below indicates the revenue recognized as a result of fixed and variable lease escalators ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Lease payments based on fixed escalators, net of deferrals	$53,394	$59,027	$172,767	$188,008
Lease payments based on variable escalators	1,224	1,288	2,452	3,201
Straight-line rent income	2,476	3,798	(11,360)	12,189
Escrow funds received from tenants for property operating expenses	2,358	3,182	7,553	7,519
Amortization and write-off of lease incentives	(58)	(252)	(7,477)	(774)
Rental income	$59,394	$67,043	$163,935	$210,143

Note 4. Mortgage and Other Notes Receivable

At September 30, 2022, our investments in mortgage notes receivable totaled $130.6 million secured by real estate and other assets of the borrower (e.g., UCC liens on personal property) related to 13 facilities and other notes receivable totaling $83.5 million, substantially all of which are guaranteed by significant parties to the notes or by cross-collateralization of properties with the same owner. These balances exclude a credit loss reserve of $6.9 million at September 30, 2022. All our notes were on full accrual basis at September 30, 2022.

Mortgage and Other Notes Receivable

Life-Care Services - Sagewood

In the second quarter of 2022, we received repayment of a $111.3 million mortgage note receivable along with all accrued interest and a prepayment fee of $1.1 million which is reflected in “Gain on note payoff” on the Condensed Consolidated Statements of Income for the nine months ended September 30, 2022. Interest income was $5.2 million for the nine months ended September 30, 2022, and $2.4 million and $8.1 million, for the three and nine months ended September 30, 2021, respectively.

Encore Senior Living

In January 2022, we entered into an agreement to fund a $28.5 million development loan with Encore Senior Living to construct a 108-unit assisted living and memory care community in Fitchburg, Wisconsin. The four-year loan agreement has an annual interest rate of 8.5% and two one-year extensions. We have a purchase option on the property once it has stabilized. The total amount funded on the note was $8.7 million as of September 30, 2022.

Montecito Medical Real Estate

We have a $50.0 million mezzanine loan and security agreement with Montecito Medical Real Estate for a fund that invests in medical real estate, including medical office buildings, throughout the United States. During the nine months ended September 30, 2022, we funded $4.5 million on two real estate investments. As of September 30, 2022, we have funded $20.3 million of our commitment that was used to acquire nine medical office buildings for a combined purchase price of approximately $86.7 million. For the three and nine months ended September 30, 2022, we received interest of $0.5 million and $1.3 million, respectively. For the nine months ended September 30, 2022, we received principal of $0.3 million.

The loan agreement was modified in April 2022, so that these two real estate investments accrue interest at an annual rate of 7.5% that is paid monthly in arrears and 4.5% per year in interest to be paid upon certain future events including repayments, sales of fund investments, and refinancings (the “Deferred Interest”). Prior borrowings under the loan agreement bear interest at an annual rate of 9.5% and accrue an additional 2.5% in Deferred Interest. Funds drawn in accordance with this agreement are required to be repaid on a per-investment basis five years from deployment of the funds for the applicable investment and includes two one-year extensions.
Bickford construction and mortgage loans

As part of the June 2021 sale of six properties to Bickford, we executed a $13.0 million second mortgage as a component of the purchase price consideration. This second mortgage note receivable bears interest at a 10% annual rate and matures in April 2026. Interest income was $0.3 million and $1.0 million, respectively, for the three and nine months ended September 30, 2022. We did not include this note receivable in the determination of the gain to be recognized upon sale of the portfolio. Therefore, this note receivable is not reflected in “Mortgage and other notes receivable, net” in the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021.

As of September 30, 2022, we had two fully funded construction loans of $28.7 million and one $14.2 million construction loan with $13.8 million funded to Bickford. The construction loans are secured by first mortgage liens on substantially all real and personal property as well as a pledge of any and all leases or agreements which may grant a right of use to the property. Usual and customary covenants extend to the agreements, including the borrower’s obligation for payment of insurance and taxes. NHI has a fair market value purchase option on the properties at stabilization of the underlying operations. On certain development projects, Bickford, as borrower, is entitled to up to $2.0 million per project in incentives based on the achievement of predetermined operational milestones and, if funded, will increase NHI's future purchase price and eventual NHI lease payment.

We also have a mortgage loan of $4.0 million to Bickford due February 2025, bearing interest at 7%, that amortizes on a twenty-five-year basis.

Senior Living Communities

We provided a $20.0 million revolving line of credit to Senior Living whose borrowings under the revolver are to be used for working capital needs and to finance construction projects within its portfolio, including building additional units. Beginning January 1, 2023, availability under the revolver reduces to $15.0 million. The revolver matures in December 2029 at the time of lease maturity. At September 30, 2022, the $14.0 million outstanding under the facility bears interest at 9.83% per annum, the prevailing 10-year U.S. Treasury rate plus 6%.

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

Credit Loss Reserve

Our principal measures of credit quality, except for construction mortgages, are debt service coverage for amortizing loans and interest or fixed charge coverage for non-amortizing loans, collectively referred to as “Coverage.” A Coverage ratio provides a measure of the borrower’s ability to make scheduled principal and interest payments. The Coverage ratios presented in the following table have been calculated utilizing the most recent date for which data is available, June 30, 2022, using EBITDARM (earnings before interest, taxes, depreciation, amortization, rent and management fees) and the requisite debt service, interest service or fixed charges, as defined in the applicable loan agreement. We categorize Coverage into three levels: (i) more than 1.5x, (ii) between 1.0x and 1.5x, and (iii) less than 1.0x. We update the calculation of Coverage on a quarterly basis. Coverage is not a meaningful credit quality indicator for construction mortgages as either these developments are not generating any operating income, or they have insufficient operating income as occupancy levels necessary to stabilize the properties have not yet been achieved. We measure credit quality for these mortgages by considering the construction and stabilization timeline and the financial condition of the borrower as well as economic and market conditions. As of September 30, 2022, we did not have any construction loans that we considered underperforming.

We consider the guidance in ASC 310-20 when determining whether a modification, extension or renewal constitutes a current period origination. The credit quality indicator as of September 30, 2022, is presented below for the amortized cost, net by year of origination of ($ in thousands):

	2022	2021	2020	2019	2018	Prior	Total
Mortgages
more than 1.5x	$8,571	$—	$36,173	$32,700	$14,000	$4,106	$95,550
between 1.0x and 1.5x	—	—	—	—	14,700	—	14,700
less than 1.0x	—	—	3,890	6,423	—	10,000	20,313
	8,571	—	40,063	39,123	28,700	14,106	130,563
Mezzanine
more than 1.5x	—	19,195	—	—	—	—	19,195
between 1.0x and 1.5x	—	23,978	—	—	—	9,178	33,156
less than 1.0x	—	—	—	—	—	14,500	14,500
No coverage available	—	—	—	750	—	—	750
	—	43,173	—	750	—	23,678	67,601
Revolver
more than 1.5x							1,976
between 1.0x and 1.5x							13,969
less than 1.0x							—
							15,945
					Credit loss reserve		(6,940)
							$207,169

Due to the economic uncertainty created by the COVID-19 pandemic and the continuing challenges in financial markets and the potential impact on the collectability of our mortgages and other notes receivable, we forecasted a 20% increase in the probability of a default and a 20% increase in the amount of loss from a default resulting in an effective adjustment of 44%.

The allowance for expected credit losses is presented in the following table for the nine months ended September 30, 2022 ($ in thousands):

Beginning balance January 1, 2022	$5,210
Provision for expected credit losses	1,730
Balance September 30, 2022	$6,940

Note 5. Senior Housing Operating Portfolio Formation Activities

Concurrently with the settlement of the outstanding litigation with Welltower discussed more fully in Note 8, we terminated the master lease with a Welltower-controlled subsidiary for the legacy Holiday properties effective April 1, 2022 and transitioned the operations of 15 ILFs from the Welltower-controlled tenant into two new ventures. These new ventures, consolidated by the Company, are structured to comply with REIT requirements and utilize the TRS for activities that would otherwise be non-qualifying for REIT purposes. The properties in each venture are operated by a property manager in exchange for a management fee. The equity structure of these ventures is comprised of 65% and 35% preferred and common equity interests, respectively. The Company owns 100% of the preferred equity interests in these ventures and an aggregate blended common equity interest of 89%. As of September 30, 2022, the annual fixed preferred return was approximately $10.2 million. Additionally, the managers, or affiliates of the managers, own common equity interests in their respective ventures. Given certain provisions of the operating agreements, including provisions related to a Company change in control, the noncontrolling interests associated with the ventures were determined to be contingently redeemable, as discussed further in Note 9. Each venture is discussed in more detail below.

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

Discovery Managed Portfolio

We transferred nine ILFs located in Arkansas, Georgia, Ohio, Oklahoma, New Jersey, and South Carolina into a consolidated venture with the Discovery member. The Discovery member contributed $1.1 million in cash for its common equity interest in the venture. The operating agreement includes additional contingent distributions to the partners based on the attainment of certain yields on investment calculated on an annual basis.

The properties are managed by separate controlled affiliates of Discovery pursuant to management agreements with an initial term through March 2032 that automatically renews on a year-to-year basis thereafter unless terminated by either party with notice. The management agreement entitles the managers to a base management fee of 5% of net revenue.

Note 6. Equity Method Investment

Our initial $0.9 million investment in the operating company, Timber Ridge OpCo, LLC (“Timber Ridge OpCo”) held by our TRS arose in conjunction with the acquisition of a CCRC from LCS-Westminster Partnership III, LLP in January 2020. We structured our arrangement with our JV partner, LCS Timber Ridge LLC, to be compliant with the provisions of the REIT Investment Diversification and Empowerment Act of 2007. Accordingly, the TRS holds our 25% equity interest in Timber Ridge OpCo, which permits the TRS to engage in activities and share in cash flows that would otherwise be non-qualifying income under the REIT gross income test. As part of our investment, we provided Timber Ridge OpCo a revolving credit facility of up to $5.0 million of which no funds have been drawn.

We account for our investment in Timber Ridge OpCo under the equity method and decrease the carrying value of our investment for losses in the entity and distributions to NHI for cumulative amounts up to and including our basis plus any commitments to fund operations. Our commitments are currently limited to the additional $5.0 million under the revolving credit facility. As of September 30, 2022, we have recognized our share of Timber Ridge OpCo’s operating losses in excess of our initial investment. These cumulative losses of $5.0 million in excess of our original basis are included in “Accounts payable and accrued expenses” in our Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021. Excess unrecognized equity method losses for the three and nine months ended September 30, 2022 were $0.9 million and $2.6 million, respectively. Cumulative unrecognized losses were $4.8 million through September 30, 2022. We recognized gains of approximately $0.6 million, representing cash distributions received for the nine months ended September 30, 2022, and losses of approximately $0.6 million and $2.3 million related to our investment in Timber Ridge OpCo for the three and nine months ended September 30, 2021, respectively.

The Timber Ridge property is subject to early resident mortgages secured by a Deed of Trust and Indenture of Trust (the “Deed and Indenture”). As part of our acquisition, NHI-LCS JV I, LLC (“Timber Ridge PropCo”) acquired the Timber Ridge property and a subordination agreement was entered into pursuant to which the trustee acknowledged and confirmed that the security interests created under the Deed and Indenture were subordinate to any security interests granted in connection with the loan made by NHI to Timber Ridge PropCo. In addition, by terms of the resident loan assumption agreement, during the term of the lease (seven years with two renewal options), Timber Ridge OpCo is to indemnify Timber Ridge PropCo for any repayment by Timber Ridge PropCo of these liabilities under the guarantee. As a result of the subordination and resident loan assumption agreements, no liability has been recorded as of September 30, 2022. The balance secured by the Deed and Indenture was $14.7 million at September 30, 2022.

Note 7. Debt

Debt consists of the following ($ in thousands):

	September 30, 2022	December 31, 2021
Revolving credit facility - unsecured	$10,000	$—
Bank term loans - unsecured	240,000	375,000
Senior notes - unsecured, net of discount of $2,680 and $2,921	397,320	397,079
Private placement term loans - unsecured	400,000	400,000
Fannie Mae term loans - secured, non-recourse	76,748	77,038
Unamortized loan costs	(9,069)	(6,234)
	$1,114,999	$1,242,883

Aggregate principal maturities of debt as of September 30, 2022 are as follows ($ in thousands):

Remainder of 2022	$99
2023	415,408
2024	75,425
2025	125,816
2026	10,000
2027	100,000
Thereafter	400,000
1,126,748
Less: discount	(2,680)
Less: unamortized loan costs	(9,069)
$1,114,999

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

In addition, the 2022 Credit Agreement requires a facility fee equal to 0.125% to 0.30%, based on our rating. We incurred $4.5 million of deferred costs in connection with the 2022 Credit Agreement which are included as a component of “Debt” on the Condensed Consolidated Balance Sheet as of September 30, 2022.

Concurrently with the execution of the 2022 Credit Agreement, we amended our $300.0 million term loan, maturing in September 2023 (“2023 Term Loan”). The amendment modifies the existing covenants to align with provisions in the 2022 Credit Agreement and to accrue interest on borrowings based on SOFR (plus a credit spread adjustment) that were previously based on LIBOR, with no change to the existing applicable interest rate margins. We may also elect for the 2023 Term Loan to accrue interest at a base rate plus the applicable margin. As of September 30, 2022, we repaid $60.0 million of the 2023 Term Loan.

In March 2022, we repaid a $75.0 million term loan maturing August 2022 with proceeds from the revolving credit facility. The term loan bore interest at a rate of 30-day LIBOR (with a 50 basis point floor) plus 185 basis points (“bps”), based on our current leverage ratios. Upon repayment, we expensed approximately $0.2 million of unamortized loan costs associated with this loan which is included in “Loss on early retirement of debt” in our Condensed Consolidated Statement of Income for the nine months ended September 30, 2022.

The revolving facility fee was 25 bps per annum during the third quarter of 2022 and based on our current credit ratings, the facility provided for floating interest on the revolver and the term loans at SOFR CME Term Option one-month loan (plus a 10 bps spread adjustment) plus 105 bps and 125 bps. At September 30, 2022, the SOFR CME Term Option one-month was 304 bps.

At September 30, 2022, we had $690.0 million available to draw on the revolving portion of our credit facility, subject to usual and customary covenants. Among other stipulations, the unsecured credit facility agreement requires that we maintain certain financial ratios within limits set by our creditors. At September 30, 2022, we were in compliance with these ratios.

Pinnacle Bank is a participating member of our banking group. A member of NHI’s Board of Directors and chairman of our audit committee is also the chairman of Pinnacle Financial Partners, Inc., the holding company for Pinnacle Bank. NHI’s local banking transactions are conducted primarily through Pinnacle Bank.

Senior Notes 2031

In January 2021, we issued $400.0 million aggregate principal amount of 3.00% senior notes that mature on February 1, 2031 and pay interest semi-annually (the “2031 Senior Notes”). We used a portion of the net proceeds from the 2031 Senior Notes offering to repay a $100.0 million term loan and recognized a loss on early retirement of debt of $0.5 million for the nine months ended September 30, 2021, representing the unamortized loan costs expensed upon early repayment of the term loan.

The 2031 Senior Notes are subject to affirmative and negative covenants, including financial covenants. As of September 30, 2022, we were in compliance with all affirmative and negative covenants, including financial covenants for our 2031 Senior Notes borrowings.

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

Fannie Mae Term Loans

As of September 30, 2022, we had $60.1 million Fannie Mae term-debt financing, originating March 2015, consisting of interest-only payments at an annual rate of 3.79% and a 10-year maturity. The mortgages are non-recourse and secured by eleven properties leased to Bickford. In a December 2017 acquisition, we assumed additional Fannie Mae debt that amortizes through 2025 when a balloon payment will be due, is subject to prepayment penalties until 2024, bears interest at a nominal rate of 4.6%, and has a remaining balance of $16.6 million at September 30, 2022. Collectively, these notes are secured by facilities having a net book value of $105.2 million at September 30, 2022.

Interest Expense and Rate Swap Agreements

The following table summarizes interest expense ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest expense on debt at contractual rates	$10,821	$10,234	$30,640	$31,055
Losses reclassified from accumulated other
comprehensive income into interest expense	—	1,851	—	5,449
Capitalized interest	(18)	(6)	(28)	(40)
Amortization of debt issuance costs, debt discount and other	609	636	1,860	2,064
Total interest expense	$11,412	$12,715	$32,472	$38,528

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

As of September 30, 2022, we had working capital, construction and mezzanine loan commitments to five operators for $173.6 million, of which we had funded $109.7 million toward these commitments.

As provided above, loans funded do not include the effects of discounts or commitment fees.

As of September 30, 2022, we had $33.5 million of development commitments for construction and renovation for nine properties of which we had funded $24.2 million toward these commitments. In addition to these commitments, we have agreed to pay up to $0.8 million in additional cash consideration pending the results of an ongoing property tax appeal related to a property acquired in the second quarter of 2022. As of September 30, 2022, no amount of this consideration is expected to be paid. Discovery PropCo has committed to fund up to $2.0 million toward the purchase of condominium units located at one of the facilities of which $1.0 million had been funded as of September 30, 2022.

As of September 30, 2022, we had $28.6 million of contingent lease inducement commitments in seven lease agreements which are generally based on the performance of facility operations and may or may not be met by the tenant. At September 30, 2022, we had funded $1.5 million toward these commitments.

The credit loss liability for unfunded loan commitments is estimated using the same methodology as for our funded mortgage and other notes receivable based on the estimated amount that we expect to fund. We applied the same COVID-19 pandemic adjustments as discussed in Note 4.

The liability for expected credit losses on our unfunded loans reflected in “Accounts payable and accrued expenses” on the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 is presented in the following table for the nine months ended September 30, 2022 ($ in thousands):

Beginning balance January 1, 2022	$955
Provision for expected credit losses	(50)
Balance at September 30, 2022	$905

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

As of September 30, 2022, aggregate pandemic-related rent concessions granted to tenants that have been accounted for as variable lease payments totaled approximately $53.2 million, net of cumulative repayments of $0.3 million and excluding any interest accrued. Of this total, net rent deferrals that are contractually agreed to be repaid are $47.3 million. During the three months ended September 30, 2022, we did not grant any pandemic-related rent deferrals. During the nine months ended September 30, 2022, we granted pandemic-related rent deferrals of $9.2 million to seven tenants. In addition, we granted rent abatements in the first quarter of 2022 to Bickford of approximately $1.5 million. Repayments of rent deferrals during the nine months ended September 30, 2022 were $0.2 million.

Rent deferrals granted for the three and nine months ended September 30, 2021 totaled approximately $5.8 million and $19.9 million, respectively, of which Bickford accounted for approximately $3.5 million and $13.8 million, respectively.

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

Welltower, Inc.

In June 2021, Welltower announced that it would acquire certain assets from the senior housing portfolio of Holiday, a privately held senior living management company, that included 17 senior living facilities governed by a master lease originally executed between a Holiday subsidiary and NHI in 2013. We received no rent due under the master lease from the tenant for these facilities after this change in tenant ownership occurred in late July 2021.

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

Also effective April 1, 2022, the parties agreed to dismiss the lawsuit and mutually release all claims related to or arising out of the litigation and the $6.9 million in escrowed funds were released to NHI and recognized as rental income during the second quarter of 2022. We recognized approximately $0.7 million as a “Gain (loss) on operations transfer, net” on the Condensed Consolidated Statements of Income during the second quarter of 2022 with an immaterial true-up being recognized during the third quarter of 2022. This net loss represents the amount of net working capital deficit assumed by NHI in connection with the transfer of operations following the termination of the master lease. The net working capital assumed by NHI on April 1, 2022 was comprised primarily of facility furniture, fixtures and equipment, net resident accounts receivable, accounts payable and other accrued liabilities.

Note 9. Redeemable Noncontrolling Interests

Interests held by Merrill and the Discovery member in the SHOP ventures are noncontrolling interests. Certain provisions within the operating agreements of the ventures provide the noncontrolling interest holders with put rights upon certain contingent events that are not solely within the control of the Company. Therefore, these noncontrolling interests were determined to be contingently redeemable and are presented as “Redeemable noncontrolling interests” in the mezzanine section between Total liabilities and Stockholders’ equity on our Condensed Consolidated Balance Sheet at September 30, 2022.

At inception, the Company recorded noncontrolling interests of $11.7 million, representing the initial carrying amount of the noncontrolling interest holders’ ownership interests in the ventures. The redeemable noncontrolling interests are not currently redeemable and we concluded a contingent redemption event is not probable to occur as of September 30, 2022. Consequently, the noncontrolling interests will not be subsequently remeasured to its redemption amount until such contingency event and the related redemption are probable to occur. We will continue to reflect the attribution of gains or losses to the redeemable noncontrolling interests each quarter.

The following table presents the change in Redeemable noncontrolling interests for the nine months ended September 30, 2022 ($ in thousands):

Nine Months Ended
September 30, 2022
Balance at January 1,	$—
Initial carrying amount	11,738
Net loss	(505)
Distributions	(36)
Balance at September 30,	$11,197

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

During the three and nine months ended September 30, 2022, we repurchased through open market transactions 1,272,179 and 2,468,354 shares of our common stock, respectively, for an average price of $64.44 and $61.56 per share, respectively, excluding commissions. All shares received were constructively retired upon receipt, and the excess of the purchase price over the par value per share was recorded to “Cumulative dividends in excess of net income” in the Condensed Consolidated Balance Sheet.

As of September 30, 2022, we had approximately $88.4 million remaining under the 2022 Repurchase Plan.

Dividends

The following table summarizes dividends declared by the Board of Directors or paid during the nine months ended September 30, 2022 and 2021:

Nine Months Ended September 30, 2022
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
November 5, 2021	December 31, 2021	January 31, 2022	$0.90
February 16, 2022	March 31, 2022	May 6, 2022	$0.90
May 6, 2022	June 30, 2022	August 5, 2022	$0.90
August 5, 2022	September 30, 2022	November 4, 2022	$0.90

Nine Months Ended September 30, 2021
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
December 15, 2020	December 31, 2020	January 29, 2021	$1.1025
March 12, 2021	March 31, 2021	May 7, 2021	$1.1025
June 3, 2021	June 30, 2021	August 6, 2021	$0.90
August 3, 2021	September 30, 2021	November 5, 2021	$0.90

On November 6, 2022, the Board of Directors declared a $0.90 per share dividend to common stockholders of record on December 30, 2022, payable on January 27, 2023.

Note 11. Share-Based Compensation

The Company’s outstanding stock incentive awards have been granted under two incentive plans – the 2012 Stock Incentive Plan (“2012 Plan”) and the 2019 Stock Incentive Plan (“2019 Plan”). During the nine months ended September 30, 2022, we granted options to purchase 0.7 million shares of common stock under the 2019 Plan. As of September 30, 2022, shares available for future grants totaled 1.4 million under the 2019 Plan. The following is a summary of share-based compensation expense, net of any forfeitures, included in “General and administrative expenses” in the Condensed Consolidated Statements of Income ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Non-cash share-based compensation expense	$1,065	$989	$7,576	$7,427

The weighted average fair value of options granted during the nine months ended September 30, 2022 and 2021 was $11.92 and $14.54 per option, respectively. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2022	2021
Dividend yield	7.0%	6.7%
Expected volatility	49.3%	48.1%
Expected lives	2.9 years	2.9 years
Risk-free interest rate	1.75%	0.33%

The following table summarizes our outstanding stock options:

			Weighted Average
	Number	Weighted Average	Remaining
	of Shares	Exercise Price	Contractual Life (Years)
Options outstanding, January 1, 2021	1,033,838	$83.54
Options granted	652,000	$69.20
Options exercised	(20,000)	$60.52
Options outstanding, September 30, 2021	1,665,838	$78.20

Exercisable at September 30, 2021	1,183,324	$79.25

Options outstanding, January 1, 2022	1,652,505	$78.10
Options granted	718,000	$53.62
Options exercised	(56,832)	$53.41
Options forfeited	(23,000)	$62.33
Options expired	(74,498)	$77.93
Options outstanding, September 30, 2022	2,216,175	$70.97	3.06

Exercisable at September 30, 2022	1,695,155	$74.73	2.75

At September 30, 2022, the aggregate intrinsic value of stock options outstanding and exercisable was $2.0 million and $0.9 million, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2022 and 2021 was $0.1 million or $4.94 per share; and $0.2 million or $9.27 per share, respectively.

As of September 30, 2022, unrecognized compensation expense totaling $2.7 million associated with unvested stock options is expected to be recognized over the following periods: remainder of 2022 - $1.0 million, 2023 - $1.5 million and 2024 - $0.2 million.

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

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per common share ($ in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income attributable to common stockholders	$34,468	$30,814	$64,540	$105,327

BASIC:
Weighted average common shares outstanding	44,339,975	45,850,599	45,236,696	45,668,762

DILUTED:
Weighted average common shares outstanding	44,339,975	45,850,599	45,236,696	45,668,762
Stock options	62,607	825	24,427	6,391
Convertible senior notes	—	—	—	13,938
Weighted average dilutive common shares outstanding	44,402,582	45,851,424	45,261,123	45,689,091

Net income attributable to common stockholders - basic	$0.78	$0.67	$1.43	$2.31
Net income attributable to common stockholders - diluted	$0.78	$0.67	$1.43	$2.31

Incremental anti-dilutive shares excluded:
Net share effect of stock options with an exercise price in excess of the average market price for our common shares	390,159	505,459	501,183	308,313

Regular dividends declared per common share	$0.90	$0.90	$2.70	$2.9025

Note 13. Fair Value of Financial Instruments

Carrying amounts and fair values of financial instruments that are not carried at fair value at September 30, 2022 and December 31, 2021 in the Condensed Consolidated Balance Sheets are as follows ($ in thousands):

	Carrying Amount		Fair Value Measurement
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Level 2
Variable rate debt	$245,357	$373,682	$250,000	$375,000
Fixed rate debt	$869,642	$869,201	$776,372	$858,124

Level 3
Mortgage and other notes receivable, net	$207,169	$299,952	$205,460	$314,821

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

Carrying amounts of cash and cash equivalents and restricted cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. The fair values of our borrowings under our revolving credit facility and other variable rate debt are reasonably estimated at their notional amounts at September 30, 2022 and December 31, 2021, due to the predominance of floating interest rates, which generally reflect market conditions.

Note 14. Segment Reporting

We evaluate our business and make resource allocations on our two operating segments: Real Estate Investments and SHOP. Our Real Estate Investments includes lease, mortgage and other note investments in independent living facilities, assisted living facilities, entrance-fee communities, senior living campuses, skilled nursing facilities and a hospital. Under the Real Estate Investment segment, we invest in senior housing and health care real estate through acquisition and financing of primarily single- tenant properties. Properties acquired are primarily leased under triple-net leases, and we are not involved in the management of the property. SHOP includes multi-tenant independent living facilities. The SHOP properties and related operations are controlled by the Company and are operated by property managers in exchange for a management fee (reference Note 5).

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

Our chief operating decision maker evaluates performance based upon segment NOI. We define NOI as total revenues, less tenant reimbursements and property operating expenses. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties. There were no intersegment transactions for the three and nine months ended September 30, 2022. Capital expenditures for the nine months ended September 30, 2022 were approximately $7.6 million for the Real Estate Investments segment and $1.8 million for the SHOP segment.

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

Summary information for the reportable segments during the three and nine months ended September 30, 2022 is as follows ($ in thousands):

For the three months ended September 30, 2022:	Real Estate Investment	SHOP	Non-segment/Corporate	Total
Rental income	$59,394	$—	$—	$59,394
Resident fees and services	—	12,013	—	12,013
Interest income and other	4,820	—	71	4,891
Total revenues	64,214	12,013	71	76,298
Senior housing operating expenses	—	9,239	—	9,239
Taxes and insurance on leased properties	2,358	—	—	2,358
NOI	61,856	2,774	71	64,701
Depreciation	15,390	2,129	14	17,533
Interest	837	—	10,575	11,412
Legal	—	—	88	88
Franchise, excise and other taxes	—	—	225	225
General and administrative	—	—	4,744	4,744
Loan and realty losses	11,329	—	—	11,329
Gains on sales of real estate, net	(14,840)	—	—	(14,840)
Gain on operations transfer	(19)	—	—	(19)
Net Income (loss)	$49,159	$645	$(15,575)	$34,229

Total assets	$2,214,475	$290,708	$3,602	$2,508,785

For the nine months ended September 30, 2022:	Real Estate Investment	SHOP	Non-segment/Corporate	Total
Rental income	$163,935	$—	$—	$163,935
Resident fees and services	—	24,005	—	24,005
Interest income and other	19,362	—	222	19,584
Total revenues	183,297	24,005	222	207,524
Senior housing operating expenses	—	18,352	—	18,352
Taxes and insurance on leased properties	7,553	—	—	7,553
NOI	175,744	5,653	222	181,619
Depreciation	49,282	4,245	50	53,577
Interest	2,371	—	30,101	32,472
Legal	—	—	2,254	2,254
Franchise, excise and other taxes	—	—	694	694
General and administrative	—	—	17,893	17,893
Loan and realty losses	39,951	—	—	39,951
Gains on sales of real estate, net	(28,342)	—	—	(28,342)
Loss on operations transfer, net	710	—	—	710
Gain on note payoff	(1,113)	—	—	(1,113)
Loss on early retirement of debt	—	—	151	151
Gains from equity method investment	(569)	—	—	(569)
Net Income (loss)	$113,454	$1,408	$(50,921)	$63,941

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

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of factors including, but not limited to, the following:

*    Actual or perceived risks associated with public health epidemics or outbreaks, such as the coronavirus (“COVID-19”), have had and may continue to have a material adverse effect on our business and results of operations;

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

*    We are subject to risks associated with our joint venture investment with Life Care Services for Timber Ridge, an entrance fee continuing care retirement community, associated with Type A benefits offered to the residents of the joint venture's entrance fee community and related accounting requirements;

*We may be exposed to operational risks with respect to our Senior Housing Operating Portfolio (“SHOP”) structured communities;

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

Real Estate Investment Portfolio

As of September 30, 2022, we had investments in real estate and mortgage and other notes receivable involving 175 facilities located in 32 states. These investments involve 106 senior housing properties, 68 skilled nursing facilities and one hospital, excluding ten properties classified as assets held for sale. These investments consisted of properties with an original cost of approximately $2.4 billion, rented under primarily triple-net leases to 24 lessees, and $214.1 million aggregate carrying value of mortgage and other notes receivable, excluding an allowance for expected credit losses of $6.9 million, due from ten borrowers.

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

Senior Housing Operating Portfolio Structure

Effective April 1, 2022, 15 senior housing ILFs previously part of the legacy Holiday Retirement (“Holiday”) properties were transferred from a triple-net lease to two separate ventures comprising our SHOP portfolio, which represents a new reportable segment. These ventures own the underlying independent living operations in which NHI has majority interests and are structured to comply with REIT requirements that utilize the TRS for activities that would otherwise be non-qualifying for REIT purposes. These properties are operated by two third-party property managers that manage our communities in exchange for the receipt of a management fee, and as such, we are not directly exposed to the credit risk of the property managers in the same manner or to the same extent as we are to our triple-net tenants. However, we rely on the property managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our communities efficiently and effectively. We also rely on the property managers to set appropriate resident fees and otherwise operate our communities in compliance with the terms of our management agreements and all applicable laws and regulations. As of September 30, 2022, our SHOP portfolio consisted of 15 ILFs with a combined 1,731 units located in eight states. The following tables summarize our portfolio, excluding $2.6 million for our corporate office and a credit loss reserve of $6.9 million, as of and for the nine months ended September 30, 2022 ($ in thousands):

Real Estate Investments and SHOP Portfolio
	Properties	Beds/Units	NOI[1]	% Total	Investment
Real Estate Properties
Senior Housing - Need-Driven
Assisted Living	68	3,657	$8,133	4.5%	$703,667
Senior Living Campus	10	1,359	11,449	6.3%	245,989
Total Senior Housing - Need-Driven	78	5,016	19,582	10.8%	949,656
Senior Housing - Discretionary
Independent Living	7	862	22,210	12.2%	107,236
Entrance-Fee Communities	11	2,707	46,305	25.5%	745,944
Total Senior Housing - Discretionary	18	3,569	68,515	37.7%	853,180
Total Senior Housing	96	8,585	88,097	48.5%	1,802,836
Medical Facilities
Skilled Nursing Facilities	65	8,653	59,127	32.6%	557,996
Hospitals	1	64	3,068	1.7%	40,250
Total Medical Facilities	66	8717	62,195	34.3%	598,246
Current Year Disposals and Held for Sale			6,092	3.4%
Total Real Estate Properties	162	17,302	156,384	86.2%	2,401,082

Mortgage and Other Notes Receivable
Senior Housing - Need-Driven	9	620	5,519	3.0%	93,757
Senior Housing - Discretionary	1	248	1,778	1.0%	32,700
Skilled Nursing Facilities	3	180	285	0.2%	4,106
Other Notes Receivable	—	—	6,296	3.5%	83,546
Current Year Note Payoffs	—	—	5,482	3.0%	—
Total Mortgage and Other Notes Receivable	13	1,048	19,360	10.7%	214,109

SHOP
Independent Living	15	1,731	5,653	3.1%	336,643

Total	190	20,081	$181,397		$2,951,834

[1]Excludes Non-segment/Corporate NOI

Portfolio Summary	Properties	NOI	% Portfolio	Investment
Real Estate Properties	162	$156,384	86.2%	$2,401,082
Mortgage and Other Notes Receivable	13	19,360	10.7%	214,109
SHOP	15	5,653	3.1%	336,643
Total Portfolio	190	$181,397	100.0%	$2,951,834

Portfolio by Operator Type
Public	55	$45,162	27.5%	$411,740
National Chain (Privately Owned)	1	23,777	14.5%	134,892
Regional	106	89,357	54.4%	1,918,707
Small	13	5,874	3.6%	149,852
Current Year Disposals and Held for Sale		6,092
Current Year Note Payoffs		5,482
Total Real Estate Investments Portfolio	175	175,744	100.0%	2,615,191
SHOP	15	5,653		336,643
Total Portfolio	190	$181,397		$2,951,834

The following table summarizes the geographic concentration of NOI of our portfolio, excluding Non-segment/Corporate NOI, for the nine months ended September 30, 2022 and 2021, respectively ($ in thousands).

	Nine Months Ended September 30,
Location	2022	2021
South Carolina	$25,369	$25,356
Texas	21,124	20,903
Florida	18,727	22,118
Washington	10,733	12,814
California	6,230	10,375
All others	99,214	129,963
NOI	$181,397	$221,529

For the nine months ended September 30, 2022, operators of facilities in our Real Estate Investments portfolio who provided 3% or more and collectively 61% of our total revenues were (parent company, in alphabetical order): Discovery Senior Living; Encore Senior Living; Health Services Management; Holiday; Life Care Services; NHC; Senior Living Communities; and The Ensign Group.

As of September 30, 2022, our average effective annualized NOI for the Real Estate Investments reportable segment was $9,252 per bed for SNFs, $14,832 per unit for SLCs, $13,875 per unit for ALFs, excluding the non-cash write off of Bickford’s straight-line rents receivable and lease incentives discussed below in “Tenant Concentration”, $9,581 per unit for ILFs, $22,842 per unit for EFCs and $63,899 per bed for hospitals. As of September 30, 2022, our average effective annualized NOI per unit for the SHOP reportable segment was $13,064.

Substantially all of our revenues and sources of cash flows from operations are rents paid under operating leases for real estate, revenues under resident agreements and interest earned on mortgages and notes receivable. These revenues represent a primary source of liquidity to fund our distributions to stockholders and depend upon the performance of the operators. Operating difficulties experienced by our operators and managers could have a material adverse effect on their ability to meet their financial and other contractual obligations to us, as well as on our results of operations. We monitor operator performance through periodic reviews of operating results for each facility, covenant compliance and property inspections, among other activities.

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

Operating expenses of our SHOP ventures and those of our tenants of our leased properties may also be negatively impacted as a result of the additional enhanced health and safety precautions implemented in response to the COVID-19 pandemic. These expenses may remain elevated as these additional precautions become standard practice. A decrease in occupancy or increase in costs could have a material adverse effect on our results of operations and on the ability of our tenants of our leased properties and borrowers to meet their financial and other contractual obligations to us, including the payments of rent, interest and principal.

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

In the nine months ended September 30, 2022, we granted approximately $10.7 million in rent concessions related to the pandemic that have been accounted for as variable lease payments, net of repayments of $0.2 million and excluding any interest accrued. Since the beginning of the pandemic, aggregate pandemic-related rent concessions granted to tenants that have been accounted for as variable lease payments totaled approximately $53.2 million, net of cumulative repayments of $0.3 million and excluding any interest accrued. Of this total, net rent deferrals that are contractually agreed to be repaid are $47.3 million.

We anticipate that some tenants may need additional rent deferrals. The timing and amount of any additional deferrals cannot yet be determined. Reference Note 3 to the condensed consolidated financial statements for more discussion on the Bickford lease restructure and agreement to repay outstanding pandemic-related rent deferrals.

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

2022 Activity

•On April 1, 2022, we received $6.9 million in previously escrowed funds upon settlement and dismissal of the Welltower litigation related to the master lease for the legacy Holiday portfolio. Concurrently with the settlement and dismissal, we transitioned 15 of the legacy Holiday ILFs into two separate ventures that own the underlying independent living operations, forming our new SHOP segment.

•During second quarter of 2022, we converted Bickford to the cash basis of accounting for its four master lease agreements, and wrote off approximately $18.1 million of straight-line rents receivable and $7.1 million of lease incentives to rental income.

•During the first and second quarter of 2022, we agreed to fund a $28.5 million development loan and acquired one 53-unit ALF for approximately $13.3 million with Encore Senior Living.

•During the three months ended September 30, 2022, we disposed of one ALF, one SLC and seven SNFs from our Real Estate Investments segment for net proceeds of $60.1 million. During the nine months ended September 30, 2022, we disposed of 22 facilities from our Real Estate Investments segment for net proceeds of $169.0 million.

•In the second quarter of 2022, we received repayment of a $111.3 million mortgage note receivable.

•During the nine months ended September 30, 2022, we repurchased through open market transactions 2.5 million shares of our common stock for an average price of $61.56 per share, excluding commissions.

Since January 1, 2022, we have completed or announced the following real estate or note investments:

Encore Senior Living

In the second quarter of 2022, we acquired a 53-unit ALF located in Oshkosh, Wisconsin, from Encore Senior Living. The acquisition price was $13.3 million and included the full payment of an outstanding construction note receivable to us of $9.1 million, including interest. We have agreed to pay up to $0.8 million in additional cash consideration pending the results of an ongoing property tax appeal. As of September 30, 2022, no amount of this consideration is expected to be paid. We added the facility to an existing master lease for a term of 15 years at an initial lease rate of 7.25%, with an annual escalator of 2.5%.

In January 2022, we entered into an agreement to fund a $28.5 million development loan with Encore Senior Living to construct a 108-unit assisted living and memory care community in Fitchburg, Wisconsin. The four-year loan agreement has an annual interest rate of 8.5% and two one-year extensions. We have a purchase option on the property once it has stabilized. The total amount funded on the note was $8.7 million as of September 30, 2022.

Asset Dispositions

During the nine months ended September 30, 2022, we completed the following real estate property dispositions within our Real Estate Investments reportable segment as described below ($ in thousands):

Operator	Date	Properties	Asset Class	Net Proceeds	Net Real Estate Investment	Gain	Impairment[1]
Hospital Corporation of America	Q1 2022	1	MOB	$4,868	$1,904	$2,964	$—
Vitality Senior Living[2]	Q1 2022	1	SLC	8,302	8,285	17	—
Holiday[2]	Q2 2022	1	ILF	2,990	3,020	—	30
Chancellor Senior Living[2]	Q2 2022	2	ALF	7,305	7,357	—	52
Bickford[2,3]	Q2 2022	3	ALF	25,959	28,268	—	2,309
Comfort Care	Q2 2022	4	ALF	40,000	38,445	1,556	—
Helix Healthcare	Q2 2022	1	HOSP	19,500	10,535	8,965	—
Discovery Senior Living[2]	Q3 2022	2	ALF/SLC	16,379	15,159	1,220	—
National HealthCare Corporation (“NHC”)	Q3 2022	7	SNF	43,686	30,066	13,620	—
				$168,989	$143,039	$28,342	$2,391

1 Impairments are included in “Loan and realty losses” in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2022.
2 Total impairment charges recognized on these properties were $65.4 million, of which $28.5 million were recognized in the nine months ended September 30, 2022.
3 As of September 30, 2022, the net proceeds from these disposals exclude approximately $2.4 million in contingent consideration. Reference Note 3 to the condensed consolidated financial statements for more information.

Reference Note 3 to the condensed consolidated financial statements for more detail on third quarter 2022 dispositions.

Notes Receivable Repayment

In the second quarter of 2022, we received repayment of a $111.3 million mortgage note receivable along with all accrued interest and a prepayment fee of approximately $1.1 million which is reflected in “Gain on note payoff” in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2022. Interest income was $5.2 million for the nine months ended September 30, 2022, and $2.4 million and $8.1 million, for the three and nine months ended September 30, 2021, respectively.

Assets Held for Sale and Impairment of Long-Lived Assets

At September 30, 2022, ten properties in our Real Estate Investments reportable segment, with an aggregate net real estate balance of $32.6 million, were classified as assets held for sale on our Condensed Consolidated Balance Sheet as of September 30, 2022, including six properties that were transferred into assets held for sale during the third quarter of 2022. Rental income associated with the ten properties was $1.1 million and $2.0 million for the three and nine months ended September 30, 2022, respectively, and $1.2 million and $3.5 million for the three and nine months ended September 30, 2021, respectively.

During the three and nine months ended September 30, 2022, we recorded impairment charges of $9.5 million and $38.3 million, respectively, including $5.7 million on two properties held in use, related to our Real Estate Investments reportable segment. The impairment charges are included in “Loan and realty losses” in the Condensed Consolidated Statements of Income.

Other

Our leases for real estate properties are typically structured as “triple-net leases” on single-tenant properties having an initial leasehold term of 10 to 15 years with one or more five-year renewal options. As such, there may be reporting periods in which we experience few, if any, lease renewals or expirations. During the nine months ended September 30, 2022, we did not have any significant renewing or expiring leases. Most of our existing leases contain annual escalators in rent payments. For financial statement purposes, rental income is recognized on a straight-line basis over the term of the lease.

Certain of our leases for real estate properties contain purchase options allowing tenants to acquire the leased properties. At September 30, 2022, tenants held purchase options on three properties with an aggregate net investment of $60.1 million that will become exercisable between 2027 and 2028. Rental income from these properties with tenant purchase options was $1.8 million and $5.3 million for the three and nine months ended September 30, 2022, respectively, and $1.7 million and $5.1 million for the three and nine months ended September 30, 2021, respectively.

We cannot reasonably estimate at this time the probability that any purchase options will be exercised in the future. Consideration to be received from the exercise of any tenant purchase option is expected to exceed our net investment in the leased property or properties.

Tenant Concentration

As discussed in Note 3 to the condensed consolidated financial statements, we have two tenants (including their affiliated entities, which are the legal tenants) from whom we individually derive at least 10% of our total revenues. The following table contains information regarding tenant concentration, excluding $2.6 million for our corporate office, $336.6 million for SHOP, and a credit loss reserve of $6.9 million ($ in thousands):

	As of September 30, 2022			Revenues[1]
	Asset	Gross Real	Notes	Nine Months Ended September 30,
	Class	Estate[2]	Receivable	2022		2021

Senior Living Communities	EFC	$573,631	$46,669	$38,325	18%	$38,094	17%
NHC	SNF	133,770	—	27,875	13%	28,290	12%
Bickford[3]	ALF	412,304	46,422	N/A	N/A	26,224	11%
Holiday[3]	ILF	—	—	N/A	N/A	22,811	10%
All others, net	Various	1,313,238	121,018	109,766	53%	106,110	46%
Escrow funds from tenants
for property operating expenses	Various	—	—	7,553	4%	7,519	4%
		$2,432,943	$214,109	183,519		229,048
Resident fees and services[4]				24,005	12%	—	—%
				$207,524		$229,048

1 Includes interest income on notes receivable and rental income from properties classified as held for sale.
2 Amounts include any properties classified as held for sale.
3 Below 10% for the nine months ended September 30, 2022. Therefore, revenues are included in All others, net.
4 There is no tenant concentration in resident fees and services because these agreements are with individual residents.

Straight-line rent of $0.3 million and $1.8 million and interest income of $2.7 million and $2.4 million were recognized from the Senior Living Communities lease for the nine months ended September 30, 2022 and 2021, respectively. No material straight-line rent was recognized for NHC for the nine months ended September 30, 2022 and 2021. For NHC, rent escalations are based primarily on a percentage increase in revenue over a base year that does not give rise to non-cash, straight-line rental income. Straight-line rent of $1.3 million and interest income of $3.0 million was recognized from the Bickford leases for the nine months ended September 30, 2021, respectively. In the second quarter of 2022, we converted Bickford to the cash basis of accounting for its four master lease agreements, and wrote off approximately $18.1 million of straight-line rents receivable to rental income and $7.1 million of lease incentives. Straight-line rent of $4.3 million was recognized from the Holiday lease for the nine months ended September 30, 2021.

NHC

Effective September 1, 2022, we amended the master lease dated October 17, 1991, as previously amended by and between NHI and NHC/OP, L.P., an affiliate of NHC for 35 facilities. This amendment was executed concurrently with the sale of a portfolio of seven skilled nursing facilities included in the asset dispositions table above and increases the annual base rent due each year through the expiration of the master lease on December 31, 2026, in addition to the percentage rent increase based on revenue. The annual base rent prior to the amendment was approximately $30.8 million and was increased to approximately $34.3 million for the year ended December 31, 2022, with credit given for rent paid in 2022 related to the sold portfolio. In addition to the base rent, NHC will continue to pay any additional rent and percentage rent as required by the master lease which is estimated to be approximately $3.2 million for the year ended December 31, 2022.

Bickford Senior Living

As of September 30, 2022, we leased 36 facilities, excluding two facilities classified as assets held for sale, under four leases to Bickford. Revenues from Bickford reflect the impact of pandemic-related rent concessions of approximately $5.5 million for the nine months ended September 30, 2022 and $3.5 million and $13.8 million for the three and nine months ended September 30, 2021, respectively. During the three months ended September 30, 2022, we did not provide any lease concessions to Bickford.

In the second quarter of 2022, we wrote off approximately $18.1 million of straight-line rents receivable and $7.1 million of lease incentives, that were included in “Other assets, net” on the Condensed Consolidated Balance Sheet, to rental income upon converting Bickford to the cash basis of accounting. These write offs were the result of a change in our evaluation of collectability of future rent payments due under its four master lease agreements based upon information we obtained from Bickford regarding its financial condition that raised substantial doubt as to its ability to continue as a going concern. Cash rent received from Bickford for the three and nine months ended September 30, 2022 was $7.1 million and $17.0 million, respectively.
In addition to the three properties sold included in the asset dispositions table above, we completed various restructuring activities in the Bickford leased property portfolio during the first and second quarters of 2022. In March 2022, we transferred one assisted living facility located in Pennsylvania from the Bickford portfolio to a new operator that is leased pursuant to a ten-year triple net lease and wrote off approximately $0.7 million in a straight-line rent receivable, reducing rental income. In the second quarter of 2022, we restructured and amended three of Bickford’s master lease agreements covering 27 properties and reached agreement on the repayment terms of the $26.0 million in outstanding pandemic-related deferrals. Significant terms of these agreements are as follows:

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

• Requires monthly payments beginning October 2022 through December 2024 based on a percentage of Bickford’s monthly revenues exceeding an established threshold. The deferrals may be reduced by up to $6.0 million upon Bickford achieving certain performance targets and the sale or transition of certain properties to new operators.

The following table summarizes the average portfolio occupancy for Senior Living Communities, Bickford and SHOP for the periods indicated, excluding development properties in operation less than 24 months, notes receivable, and properties transitioned to new tenants or disposed.

	Properties	3Q21	4Q21	1Q22	2Q22	3Q22	September 2022
Senior Living Communities	9	80.4%	81.7%	81.7%	82.3%	83.3%	83.0%
Bickford[1]	38	81.8%	83.5%	82.3%	82.7%	84.2%	84.0%
SHOP[2]	15	79.8%	80.6%	77.7%	76.5%	76.9%	76.6%

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

The results of our coverage ratio analysis are presented below on a trailing twelve-month basis, as of June 30, 2022 and 2021 (the most recent periods available).

NHI Real Estate Investments Portfolio

By asset type	SHO	SNF	MEDICAL NON-SNF	TOTAL
Properties	99	68	1	168
2Q21	1.11x	2.74x	2.59x	1.69x
2Q22	1.14x	2.47x	2.60x	1.63x

Market served	Need Driven	Need Driven excl. Bickford	Discretionary	Discretionary excl. SLC	Medical	Medical excl. NHC
Properties	85	47	14	5	69	34
2Q21	0.91x	0.80x	1.37x	1.57x	2.74x	1.97x
2Q22	0.96x	0.91x	1.38x	1.70x	2.47x	1.95x

Major tenants	NHC[1]	SLC[2]	Bickford[2]
Properties	35	10	38
2Q21	3.82x	1.28x	1.04x
2Q22	3.24x	1.25x	1.00x

NHI Real Estate Investments Same-Store Portfolio[3]

By asset type	SHO	SNF	MEDICAL NON-SNF	TOTAL
Properties	96	67	0	163
2Q21	1.12x	2.76x	N/A	1.70x
2Q22	1.16x	2.47x	N/A	1.62x

Market served	Need Driven	Need Driven excl. Bickford	Discretionary	Discretionary excl. SLC	Medical	Medical excl. NHC
Properties	83	45	13	4	67	32
2Q21	0.92x	0.81x	1.41x	1.74x	2.76x	1.93x
2Q22	0.97x	0.93x	1.41x	1.83x	2.47x	1.88x

Major tenants	NHC[1]	SLC[2]	Bickford[2]
Properties	35	10	38
2Q21	3.82x	1.28x	1.04x
2Q22	3.24x	1.25x	1.00x

1 NHC based on corporate-level Fixed Charge Coverage Ratio and includes three ILFs and excludes seven sold SNF assets (four in MA and three in NH) during 2022.
2 Excluding PPP funds received from the second quarter 2021, SLC and Bickford coverage was 1.09x and 0.88x, respectively. Bickford proforma coverage at the restructured lease amount would be 1.32x for second quarter 2022.
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

Additionally, the COVID-19 pandemic in the U.S. has further softened coverage for these operators as well as across our portfolio. For many of the affected operators, as is typical of our portfolio in general, NHI has security deposits in place and/or corporate guarantees should actual cash rental shortfalls eventually materialize. In certain instances, our operators may increase their security deposits with us in an amount equal to the coverage shortfall, and, upon subsequent compliance with the required lease coverage ratio, the operator would then be entitled to a full refund. The sufficiency of credit enhancements (e.g. tenant deposits and guarantees) as a protection against economic downturn will be a focus as we monitor economic and financial conditions, including the effects of the COVID-19 pandemic. The metrics presented in the tables above give no effect to the presence of these security deposits. Because of the recent disposals of the Florida medical office building and the behavioral hospital, we combined the medical office building (“MOB”) and Hospital categories previously presented into the “Medical Non-SNF” category.

Real Estate and Mortgage Write-downs

In addition to inflation risk, increased interest rates and new COVID-19 pandemic variants, our borrowers and tenants experience periods of significant financial pressures and difficulties similar to those encountered by other health care providers. Our condensed consolidated financial statements for the three and nine months ended September 30, 2022 reflect impairment charges of our long-lived assets of approximately $9.5 million and $38.3 million as a result of economic and financial factors, including the effects of the COVID-19 pandemic. We reduced the carrying value of any impaired properties to estimated fair values, or with respect to the properties classified as held for sale, to estimated fair value less costs to sell. We have no significant intangible assets currently recorded on our Condensed Consolidated Balance Sheet as of September 30, 2022, that would require assessment for impairment.

We have established a reserve for estimated credit losses of $6.9 million and a liability of $0.9 million for estimated credit losses on unfunded loan commitments as of September 30, 2022. We evaluate the reserves for estimated credit losses on a quarterly basis and make adjustments based on current circumstances as considered necessary.

We believe that the carrying amounts of our real estate properties are recoverable and that mortgage and other notes receivable are realizable and supported by the value of the underlying collateral. However, it is possible that future events could require us to make additional significant adjustments to these carrying amounts.

Results of Operations

The significant items affecting revenues and expenses are described below ($ in thousands):

	Three Months Ended
	September 30,		Period Change
	2022	2021	$	%
Revenues:
Rental income
SHOs leased to Chancellor Health Care	$1,395	$1,892	$(497)	(26.3)%
SHOs leased to Discovery Senior Living	1,737	2,180	(443)	(20.3)%
SHOs leased to Wingate Healthcare	1,043	340	703	NM
SHOs leased to Senior Living Communities	11,775	11,199	576	5.1%
SHOs leased to Holiday	—	1,523	(1,523)	(100.0)%
Other new and existing leases	36,868	36,405	463	1.3%
Current year disposals and assets held for sale	1,742	6,524	(4,782)	(73.3)%
	54,560	60,063	(5,503)	(9.2)%
Straight-line rent adjustments, new and existing leases	2,476	3,798	(1,322)	(34.8)%
Escrow funds received from tenants for taxes and insurance	2,358	3,182	(824)	(25.9)%
Total Rental Income	59,394	67,043	(7,649)	(11.4)%
Resident fees and services	12,013	—	12,013	NM
Interest income and other
Montecito Medical Real Estate loan	458	53	405	NM
Encore Senior Living mortgage loan	664	306	358	NM
Loan payoffs	—	2,617	(2,617)	(100.0)%
Other new and existing mortgages and notes	3,698	3,393	305	9.0%
Total Interest Income from Mortgage and Other Notes	4,820	6,369	(1,549)	(24.3)%
Other income	71	421	(350)	(83.1)%
Total Revenues	76,298	73,833	2,465	3.3%
Expenses:
Depreciation
Current year disposals and assets held for sale	169	2,479	(2,310)	(93.2)%
Other new and existing assets	17,364	17,556	(192)	(1.1)%
Total Depreciation	17,533	20,035	(2,502)	(12.5)%
Interest	11,412	12,715	(1,303)	(10.2)%
Senior housing operating expenses	9,239	—	9,239	NM
Taxes and insurance on leased properties	2,358	3,182	(824)	(25.9)%
Loan and realty losses	11,329	22,425	(11,096)	(49.5)%
Other expenses	5,057	4,011	1,046	26.1%
Total Expenses	56,928	62,368	(5,440)	(8.7)%
Income before investment and other gains and losses	19,370	11,465	7,905	68.9%
Gains on sales of real estate, net	14,840	19,941	(5,101)	(25.6)%
Gain on operations transfer	19	—	19	NM
Losses from equity method investment	—	(557)	557	(100.0)%
Net income	34,229	30,849	3,380	11.0%
Less: net loss (income) attributable to noncontrolling interests	239	(35)	274	NM
Net income attributable to common stockholders	$34,468	$30,814	$3,654	11.9%

NM - not meaningful

Financial highlights of the three months ended September 30, 2022, compared to the same period of 2021 were as follows:

•Rental income recognized from our tenants decreased $7.6 million, or 11.4%, as a result of $4.8 million attributed to properties disposed since September 2021, $1.5 million from properties transitioned to our SHOP portfolio, and a reduction of straight-line rent of $1.3 million.

•Funds received for reimbursement of property operating expenses totaled $2.4 million for the three months ended September 30, 2022, compared to $3.2 million for the three months ended September 30, 2021, and are reflected as a component of rental income. These property operating expenses are recognized in operating expenses in the line item “Taxes and insurance on leased properties.” The decrease in the reimbursement income and corresponding property expenses is primarily from property dispositions since September 2021, resulting in decreased amounts received from tenants and expenses paid on their behalf.

•Resident fees and services and senior housing operating expenses include revenues and expenses from our SHOP activities which commenced on April 1, 2022. See Note 5 to the condensed consolidated financial statements.

•Interest income from mortgage and other notes decreased $1.5 million, or 24.3%, primarily due to paydowns on loans, net of new and existing loan fundings.

•Interest expense decreased $1.3 million, or 10.2%, as the result of repayments of indebtedness.

•Loan and realty losses were $11.3 million associated with the impairment charges on seven real estate properties of $9.5 million in the third quarter of 2022 as described under the heading “Assets Held for Sale and Long-Lived Assets” in Note 3 to the condensed consolidated financial statements and an increase in credit loss reserve of $1.8 million. During the third quarter of 2021, five real estate properties were impaired for a total of $22.5 million.

•Gains on sales of real estate, net were $14.8 million associated with the disposition of nine properties in the third quarter of 2022 as described under the heading “Assets Dispositions” in Note 3 to the condensed consolidated financial statements. During the third quarter of 2021, we sold seven properties generating gains on sales of real estate totaling $19.9 million.

The significant items affecting revenues and expenses are described below (in thousands):

	Nine Months Ended
	September 30,		Period Change
	2022	2021	$	%
Revenues:
Rental income
ALFs leased to Bickford Senior Living	$11,935	$19,723	$(7,788)	(39.5)%
SHOs leased to Discovery Senior Living	4,770	6,936	(2,166)	(31.2)%
ALFs leased to Chancellor Health Care	2,039	6,332	(4,293)	(67.8)%
Other new and existing leases	140,774	136,111	4,663	3.4%
Current year disposals and assets held for sale	8,224	21,333	(13,109)	(61.4)%
	167,742	190,435	(22,693)	(11.9)%
Straight-line rent adjustments, new and existing leases	(11,360)	12,189	(23,549)	NM
Escrow funds received from tenants for taxes and insurance	7,553	7,519	34	0.5%
Total Rental Income	163,935	210,143	(46,208)	(22.0)%
Resident fees and services	24,005	—	24,005	NM
Interest income and other
Bickford loans	3,910	2,959	951	32.1%
Vizion Health loan	1,300	594	706	NM
Montecito Medical Real Estate loan	1,334	69	1,265	NM
Loan payoffs	5,482	8,097	(2,615)	(32.3)%
Other new and existing mortgages and notes	7,335	6,626	709	10.7%
Total Interest Income from Mortgage and Other Notes	19,361	18,345	1,016	5.5%
Other income	223	560	(337)	(60.2)%
Total Revenues	207,524	229,048	(21,524)	(9.4)%
Expenses:
Depreciation
ALFs leased to Chancellor	1,802	2,651	(849)	(32.0)%
ALFs leased to Bickford	8,340	9,061	(721)	(8.0)%
Current year disposals and assets held for sale	1,680	7,314	(5,634)	(77.0)%
Other new and existing assets	41,755	42,473	(718)	(1.7)%
Total Depreciation	53,577	61,499	(7,922)	(12.9)%
Interest	32,472	38,528	(6,056)	(15.7)%
Senior housing operating expenses	18,352	—	18,352	NM
Legal	2,254	207	2,047	NM
Loan and realty losses	39,951	23,596	16,355	69.3%
Other expenses	26,140	23,457	2,683	11.4%
Total Expenses	172,746	147,287	25,459	17.3%
Income before investment and other gains and losses	34,778	81,761	(46,983)	(57.5)%
Gains (losses) from equity method investment	569	(2,274)	2,843	NM
Gains on sales of real estate, net	28,342	26,426	1,916	7.3%
Loss on operations transfer, net	(710)	—	(710)	NM
Gain on note payoff	1,113	—	1,113	NM
Loss on early retirement of debt	(151)	(451)	300	(66.5)%
Net income	63,941	105,462	(41,521)	(39.4)%
Less: net loss (income) attributable to noncontrolling interest	599	(135)	734	NM
Net income attributable to common stockholders	$64,540	$105,327	$(40,787)	(38.7)%

NM - not meaningful

Financial highlights of the nine months ended September 30, 2022, compared to the same period in 2021 were as follows:

•Rental income recognized from our tenants decreased $46.2 million, or 22.0%, as a result of approximately $13.1 million attributed to property dispositions, net of new investments funded since September 2021. Included in rental income for the nine months ended September 30, 2022 are write offs in the second quarter of 2022 of $18.1 million of straight-line rents receivable and $7.1 million of lease incentives related to our Bickford master lease agreements. Reference Note 3 to the condensed consolidated financial statements for further discussion.

•Resident fees and services and senior housing operating expenses include revenues and expenses from our SHOP activities which commenced on April 1, 2022. See Note 5 to the condensed consolidated financial statements.

•Interest income from mortgage and other notes increased $1.0 million, or 5.5%, primarily due to new and existing loan fundings, net of paydowns on loans.

•Depreciation expense decreased $7.9 million or 12.9%, primarily as a result of property dispositions of approximately $165.9 million since September 2021.

•Interest expense decreased $6.1 million, or 15.7%, as the result of repayments of indebtedness, including the payoffs of the convertible bond that matured in April 2021 and $250.0 million on term loans.

•Legal expenses increased $2.0 million primarily related to the Welltower litigation and transition activities for the legacy Holiday portfolio.

•Loan and realty losses increased $16.4 million primarily as a result of impairment charges on 15 real estate properties of $38.3 million in the nine months ended September 30, 2022 as described under the heading “Assets Held for Sale and Long-Lived Assets” in Note 3 to the condensed consolidated financial statements and an increase in credit loss reserve of $0.5 million. Impairment charges were $22.5 million in the nine months ended September 30, 2021.

•For more information on Gains (losses) from equity method investment reference Note 6 to the condensed consolidated financial statements.

•Gains on sales of real estate, net increased $1.9 million, for the nine months ended September 30, 2022 as compared to the same period in the prior year. For the nine months ended September 30, 2022, we recorded $28.3 million in gains from dispositions of real estate assets as described under “Asset Dispositions” in Note 3 to the condensed consolidated financial statements. For the nine months ended September 30, 2021, we sold 17 properties generating gains on sales of real estate totaling $26.4 million.

•Loss on operations transfer, net includes the amount of net working capital liabilities assumed upon terminating the master lease with Well Churchill Leasehold Owner, LLC, a subsidiary of Welltower, Inc., on April 1, 2022, for the ILFs previously leased to Holiday. See Note 8 to the condensed consolidated financial statements.

•Gain on note payoff of $1.1 million reflects the prepayment fee from the early repayment of a $111.3 million mortgage note receivable in the second quarter of 2022. See Note 4 to the condensed consolidated financial statements.

Liquidity and Capital Resources

At September 30, 2022, we had $690.0 million available to draw on our revolving credit facility, $28.8 million in unrestricted cash and cash equivalents, and the potential to access the remaining $415.7 million through the issuance of common stock under the Company’s $500.0 million ATM equity program. In addition, the Company maintains an effective automatic shelf registration statement through which capital could be raised via the issuance of debt and or equity securities.

Sources and Uses of Funds

Our primary sources of cash include rent payments, receipts from residents, principal and interest payments on mortgage and other notes receivable, proceeds from the sales of real property, net proceeds from offerings of equity securities and borrowings from our loans and revolving credit facility. Our primary uses of cash include debt service payments (both principal and interest), new investments in real estate and notes receivable, dividend distributions to our stockholders, operating expenses for SHOP and general corporate overhead.

These sources and uses of cash are reflected in our Condensed Consolidated Statements of Cash Flows as summarized below ($ in thousands):

	Nine Months Ended September 30,		One Year Change
	2022	2021	$	%
Cash and cash equivalents and restricted cash, January 1	$39,485	$46,343	$(6,858)	(14.8)%
Net cash provided by operating activities	138,983	157,501	(18,518)	(11.8)%
Net cash provided by investing activities	247,143	163,358	83,785	51.3%
Net cash used in financing activities	(393,897)	(317,007)	(76,890)	24.3%
Cash and cash equivalents and restricted cash, September 30	$31,714	$50,195	$(18,481)	(36.8)%

Operating Activities – Net cash provided by operating activities for the nine months ended September 30, 2022, which includes new investments completed, the creation of the SHOP ventures, lease payment collections arising from escalators on existing leases and interest payments on new real estate and note investments completed, was impacted by the disposition of 25 senior housing properties for net proceeds of approximately $191.9 million since September 2021, offset by the decrease of pandemic-related rent concessions granted by approximately $9.2 million.

Investing Activities – Net cash provided by investing activities for the nine months ended September 30, 2022 was comprised primarily of approximately $40.4 million of investments in mortgage and other notes and renovations and acquisitions of real estate, offset by the proceeds from the sales of real estate of approximately $169.0 million and the collection of principal on mortgage and other notes receivable of approximately $118.0 million.

Financing Activities – Net cash used in financing activities for the nine months ended September 30, 2022 differs from the same period in 2021 primarily as a result of an approximately $26.2 million decrease in net borrowings, inclusive of a $400.0 million senior note offering in the first quarter of 2021, an approximately $47.9 million decrease in proceeds from issuance of common shares and dividend payments which decreased approximately $18.9 million over the same period in 2021 and the repurchase of common stock of approximately $152.0 million.

Debt Obligations

As of September 30, 2022, we had outstanding debt of $1.1 billion. Reference Note 7 to the condensed consolidated financial statements for additional information about our outstanding indebtedness. Also, reference “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for more details on our indebtedness and the impact of interest rate risk.

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

Concurrently with the execution of the 2022 Credit Agreement, we amended our $300.0 million term loan, maturing in September 2023 (“2023 Term Loan”). The amendment modifies the existing covenants to align with provisions in the 2022 Credit Agreement and to accrue interest on borrowings based on SOFR (plus a credit spread adjustment) that were previously based on LIBOR, with no change to the existing applicable interest rate margins. We may also elect for the 2023 Term Loan to accrue interest at a base rate plus the applicable margin. As of September 30, 2022, we repaid $60.0 million of the 2023 Term Loan.

In March 2022, we repaid a $75.0 million term loan maturing August 2022 with proceeds from the revolving credit facility. The term loan bore interest at a rate of 30-day LIBOR plus 135 basis points (“bps”), based on our credit ratings. Upon repayment, we expensed approximately $0.2 million of unamortized loan costs associated with this loan which is included in “Loss on early retirement of debt” in our Condensed Consolidated Statement of Income for the nine months ended September 30, 2022.

As of September 30, 2022, the revolver and term loan bore interest at a rate of one-month Term SOFR (plus a 10 bps spread adjustment) plus 105 bps and 125 bps, based on our debt ratings, or 4.19% and 4.39%, respectively. The facility fee was 25 bps per annum. At October 31, 2022, no amount was outstanding under the revolving facility.

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

The 2022 Credit Agreement requires that we calculate specified financial statement metrics and meet or exceed a variety of financial ratios, which are usual and customary in nature. These ratios are calculated quarterly and as of September 30, 2022, were within required limits. The calculation of our leverage ratio involves intermediate determinations of our “total indebtedness” and of our “total asset value,” as defined in the 2022 Credit Agreement.

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

Credit Ratings - Moody's Investors Services (“Moody's”) announced on November 5, 2020 that it assigned an investment grade issuer credit rating and a senior unsecured debt rating of ‘Baa3’ with a “Negative” outlook to the Company. Moody’s released a credit opinion on October 13, 2022 which affirmed the rating and revised the outlook to “Stable” for the Company. Both Fitch and S&P Global announced in November 2019 a public issuer credit rating of BBB- with an outlook of “Stable.” Fitch confirmed its rating most recently on December 9, 2021 and S&P Global confirmed its rating on November 16, 2021. Our unsecured private placement term loan agreements include a rate increase provision that is effective if any rating agency lowers our credit rating below investment grade and our compliance leverage increases to 50% or more. Any reduction in outlook or downgrade in our credit ratings from the rating agencies could negatively impact our costs of borrowings.

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

We calculate our fixed charge coverage ratio as approximately 6.2x for the nine months ended September 30, 2022 (see our discussion under the heading Adjusted EBITDA including a reconciliation to our net income). Giving effect to significant acquisitions, financings, disposals and payoffs on an annualized basis, our consolidated net debt to Annualized Adjusted EBITDA ratio is approximately 4.5x for the three months ended September 30, 2022 ($ in thousands):

Consolidated Total Debt	$1,114,999
Less: cash and cash equivalents	(28,811)
Consolidated Net Debt	$1,086,188

Adjusted EBITDA	$61,583
Annualizing Adjustment	184,749
Annualized impact of recent investments, disposals and payoffs	(2,752)
$243,580

Consolidated Net Debt to Annualized Adjusted EBITDA	4.5x

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

The following tables present summarized financial information for the Company and the Guarantors, on a combined basis after eliminating (i) intercompany transactions and balances among the guarantor entities and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor ($ in thousands):

As of
September 30, 2022
Real estate properties, net	$1,810,630
Other assets, net	334,456
Note receivable due from non-guarantor subsidiary	81,383
Totals assets	$2,226,469

Debt	$1,038,662
Other liabilities	64,336
Total liabilities	$1,102,998

Redeemable noncontrolling interests	$11,197
Noncontrolling interest	$76

Nine Months Ended
September 30, 2022
Revenues	$181,241
Interest revenue on note due from non-guarantor subsidiary	3,483
Expenses	158,037
Gains from equity method investee	569
Gains on sales of real estate	28,342
Loss on early retirement of debt	(151)
Net income	$55,447
Net income attributable to NHI and the subsidiary guarantors	$56,450

Equity

At September 30, 2022 we had 43,388,742 shares of common stock outstanding with a market value of $2.5 billion. Equity on our Condensed Consolidated Balance Sheet totaled $1.3 billion.

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

During the three and nine months ended September 30, 2022, we repurchased through open market transactions 1,272,179 and 2,468,354, shares of common stock, respectively, for an average price of $64.44 and $61.56 per share, respectively, excluding commissions. All shares received were constructively retired upon receipt, and the excess of the purchase price over the par value per share was recorded to “Cumulative dividends in excess of net income” in the Condensed Consolidated Balance Sheet.

As of September 30, 2022, we had approximately $88.4 million remaining under the 2022 Repurchase Plan.

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

The following table summarizes dividends declared by the Board of Directors or paid during the nine months ended September 30, 2022 and 2021:

Nine Months Ended September 30, 2022
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
November 5, 2021	December 31, 2021	January 31, 2022	$0.90
February 16, 2022	March 31, 2022	May 6, 2022	$0.90
May 6, 2022	June 30, 2022	August 5, 2022	$0.90
August 5, 2022	September 30, 2022	November 4, 2022	$0.90

Nine Months Ended September 30, 2021
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
December 15, 2020	December 31, 2020	January 29, 2021	$1.1025
March 12, 2021	March 31, 2021	May 7, 2021	$1.1025
June 3, 2021	June 30, 2021	August 6, 2021	$0.90
August 3, 2021	September 30, 2021	November 5, 2021	$0.90

On November 6, 2022, the Board of Directors declared a $0.90 per share dividend to common stockholders of record on December 30, 2022, payable on January 27, 2023.

Shelf Registration Statement - We have an automatic shelf registration statement on file with the SEC that allows the Company to offer and sell to the public an unspecified amount of common stock, preferred stock, debt securities, warrants and or units at prices and on terms to be announced when and if such securities are offered. The details of any future offerings, along with the use of proceeds from any securities offered, will be described in a prospectus supplement or other offering materials, at the time of offering. Our shelf registration statement expires March 2023.

Material Cash Requirements

We had approximately $31.7 million in corporate cash and cash equivalents on hand and $700.0 million in availability under our unsecured revolving credit facility as of October 31, 2022. Our expected material cash requirements for the twelve months ended September 30, 2023 and thereafter consist of long-term debt maturities; interest on long-term debt; and contractually obligated expenditures. We expect to meet our short-term liquidity needs largely through cash generated from operations and borrowings under our revolving credit facility, refer to Unsecured Bank Credit Facility above, and sales from real estate investments, although we may choose to seek alternative sources of liquidity. Should we have additional liquidity needs, we believe that we could access long-term financing in the debt and equity capital markets.

Contractual Obligations and Contingent Liabilities

As of September 30, 2022, our contractual payment obligations were as follows ($ in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt, including interest[1]	$1,197,204	$407,515	$225,512	$166,857	$397,320
Loan commitments	63,944	34,199	29,745	—	—
Development commitments	9,344	9,344	—	—	—
	$1,270,492	$451,058	$255,257	$166,857	$397,320
1 Interest is calculated based on the weighted average interest rate of outstanding debt balances as of September 30, 2022. The calculation also includes a facility fee of 0.20%.

Commitments and Contingencies

The following tables summarize information as of September 30, 2022 related to our outstanding commitments and contingencies which are more fully described in the notes to the condensed consolidated financial statements ($ in thousands):

	Asset Class	Type	Total	Funded	Remaining
Loan Commitments:
Bickford Senior Living	SHO	Construction	$42,900	$(42,532)	$368
Encore Senior Living	SHO	Construction	50,725	(30,949)	19,776
Senior Living Communities	SHO	Revolving Credit	20,000	(13,969)	6,031
Timber Ridge OpCo	SHO	Working Capital	5,000	—	5,000
Watermark Retirement	SHO	Working Capital	5,000	(1,976)	3,024
Montecito Medical Real Estate	MOB	Mezzanine Loan	50,000	(20,255)	29,745
			$173,625	$(109,681)	$63,944

See Note 8 to our condensed consolidated financial statements for further details of our loan commitments. As provided above, loans funded do not include the effects of discounts or commitment fees.

The credit loss liability for unfunded loan commitments was $0.9 million as of September 30, 2022 and is estimated using the same methodology as for our funded mortgage and other notes receivable based on the estimated amount that we expect to fund.

	Asset Class	Type	Total	Funded	Remaining
Development Commitments:
Woodland Village	SHO	Renovation	$7,515	$(7,425)	$90
Senior Living Communities	SHO	Renovation	9,930	(9,930)	—
Watermark Retirement	SHO	Renovation	6,500	(4,436)	2,064
Navion	SHO	Renovation	3,500	(1,050)	2,450
Other	SHO	Various	4,550	(1,310)	3,240
SHOP	ILF	Renovation	1,500	—	1,500
			$33,495	$(24,151)	$9,344

As part of the formation of the SHOP ventures and reflected in the table above, we agreed to fund improvements on one of the ILFs up to $1.5 million, of which no amount had been funded as of September 30, 2022.

In addition to the commitments listed above, we have agreed to pay up to $0.8 million in additional cash consideration pending the results of an ongoing property tax appeal related to a property acquired in the second quarter of 2022. As of September 30, 2022, no amount of this consideration is expected to be paid as discussed in Note 3 in the condensed consolidated financial statements. Discovery PropCo has committed to Discovery to fund up to $2.0 million toward the purchase of condominium units located at one of the facilities, of which $1.0 million has been funded as of September 30, 2022.

	Asset Class	Total	Funded	Remaining
Contingencies (Lease Inducements):
Timber Ridge OpCo	SHO	$10,000	$—	$10,000
Wingate Healthcare	SHO	5,000	—	5,000
Navion Senior Solutions	SHO	4,850	(1,500)	3,350
Discovery Senior Living	SHO	4,000	—	4,000
Ignite Medical Resorts	SNF	2,000	—	2,000
Sante Partners	SHO	2,000	—	2,000
IntegraCare	SHO	750	—	750
		$28,600	$(1,500)	$27,100

We adjust rental income for the amortization of lease inducements paid to our tenants. Amortization of lease inducement payments against revenues was less than $0.1 million and $7.5 million for the three and nine months ended September 30, 2022, respectively, which includes the write off of $7.1 million of lease incentives related to Bickford as discussed in more detail in Note 3 to the condensed consolidated financial statements. Amortization of lease inducement payments against revenues was $0.3 million and $0.8 million for the three and nine months ended September 30, 2021, respectively.

In late September 2022, Hurricane Ian made landfall in southwest Florida. Our properties incurred minimal to no damage. We or our tenants may incur unplanned costs for minor repairs and restoring operations, as well as costs to evacuate employees and residents. Our lease agreements require our tenants to maintain sufficient property and business interruption insurance, subject to certain deductibles.

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

Welltower, Inc.

In June 2021, Welltower announced that it would acquire certain assets from the senior housing portfolio of Holiday, a privately held senior living management company, that included 17 senior living facilities governed by a master lease originally executed between a Holiday subsidiary and NHI in 2013. We received no rent due under the master lease from the tenant for these facilities after this change in tenant ownership occurred in late July 2021.

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

Also effective April 1, 2022, the parties agreed to dismiss the lawsuit and mutually release all claims related to or arising out of the litigation and the $6.9 million in escrowed funds were released to NHI and recognized in rental income during the second quarter of 2022. We recognized approximately $0.7 million as a “Gain (loss) on operations transfer, net” on the Condensed Consolidated Statements of Income during the second quarter of 2022 with an immaterial true-up being recognized during the third quarter of 2022. This net loss represents the amount of net working capital deficit assumed by NHI in connection with the transfer of operations following the termination of the master lease. The net working capital assumed by NHI on April 1, 2022 was comprised primarily of facility furniture, fixtures and equipment, net resident accounts receivable, accounts payable and other accrued liabilities.

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

Funds From Operations - FFO

Our FFO per diluted common share for the nine months ended September 30, 2022 decreased $0.74 or 20.8% over the same period in 2021 due primarily to the write offs of Bickford’s straight-line rents receivable and unamortized lease incentives totaling approximately $25.2 million, increased legal fees of $1.7 million for the Welltower litigation and transition activities for the legacy Holiday portfolio and property dispositions completed since September 2021, partially offset by the recognition of the Holiday lease deposit of $8.8 million and escrow of $6.9 million in rental income, reduced interest expense. FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and applied by us, is net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, impairments of real estate, and real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures, if any. The Company’s computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or have a different interpretation of the current NAREIT definition from that of the Company; therefore, caution should be exercised when comparing our Company’s FFO to that of other REITs. Diluted FFO assumes the exercise of stock options and other potentially dilutive securities.

Our Normalized FFO per diluted common share for the nine months ended September 30, 2022 decreased $0.12 or 3.4% over the same period in the same period in 2021. Normalized FFO excludes from FFO certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to, impairment of non-real estate assets, gains and losses attributable to the acquisition and disposition of non-real estate assets and liabilities, and recoveries of previous write-downs.

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

Funds Available for Distribution - FAD

Our Normalized FAD for the nine months ended September 30, 2022 decreased $7.5 million or 4.59% over the same period in 2021 due primarily to increased legal fees of $1.7 million for the Welltower litigation and transition activities for the legacy Holiday portfolio and property dispositions completed since September 2021, partially offset by the recognition of the Holiday lease deposit of $8.8 million and escrow of $6.9 million in rental income and reduced interest expense. In addition to the adjustments included in the calculation of Normalized FFO, Normalized FAD excludes the impact of any straight-line lease revenue, amortization of the original issue discount on our senior unsecured notes, amortization of debt issuance costs and non-cash share based compensation. We also adjust Normalized FAD for the net change in our allowance for expected credit losses, non-cash share based compensation as well as certain non-cash items related to our equity method investments such as straight-line lease expense and amortization of purchase accounting adjustments.

Normalized FAD is an important supplemental performance measure for a REIT and a useful measure of liquidity as an indicator of the ability to distribute dividends to stockholders. GAAP requires a lessor to recognize contractual lease payments into income on a straight-line basis over the expected term of the lease. This straight-line adjustment has the effect of reporting lease income that is significantly more or less than the contractual cash flows received pursuant to the terms of the lease agreement. GAAP also requires any discount or premium related to indebtedness and debt issuance costs to be amortized as non-cash adjustments to earnings.

The following table reconciles net income, the most directly comparable GAAP metric, to FFO, Normalized FFO and Normalized FAD and is presented for both basic and diluted weighted average common shares ($ in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income attributable to common stockholders	$34,468	$30,814	$64,540	$105,327
Elimination of certain non-cash items in net income:
Real estate depreciation	17,467	20,035	53,511	61,499
Real estate depreciation related to noncontrolling interests	(394)	(210)	(998)	(629)
Gains on sales of real estate, net	(14,840)	(19,941)	(28,342)	(26,426)
Impairments of real estate	9,526	22,462	38,271	22,462
NAREIT FFO attributable to common stockholders	46,227	53,160	126,982	162,233
(Gain) loss on operations transfer, net	(19)	—	710	—
Portfolio transition costs, net of noncontrolling interests	—	—	329	—
Gain on note payoff	—	—	(1,113)	—
Loss on early retirement of debt	—	—	151	451
Non-cash write-offs of straight-line receivable and lease incentives	1,001	—	28,403	—
Recognition of unamortized note receivable commitment fees	—	(375)	—	(375)
Litigation settlement	—	(266)	—	(266)
Normalized FFO attributable to common stockholders	47,209	52,519	155,462	162,043
Straight-line lease revenue, net	(3,477)	(3,798)	(10,020)	(12,189)
Straight-line lease revenue, net, related to noncontrolling interests	35	20	100	65
Non-real estate depreciation	66	—	66	—
Non-real estate depreciation related to noncontrolling interest	(4)	—	(4)	—
Amortization of lease incentives	58	252	175	774
Amortization of original issue discount	80	80	241	214
Amortization of debt issuance costs	529	556	1,619	1,849
Amortization related to equity method investment	(167)	268	(572)	1,324
Straight-line lease expense related to equity method investment	(2)	11	(13)	56
Note receivable credit loss expense	1,803	(37)	1,680	1,134
Non-cash share-based compensation	1,065	989	7,576	7,427
Equity method investment capital expenditures	(105)	(105)	(315)	(315)
Equity method investment non-refundable fees received	418	418	884	1,179
Equity method investment distributions	—	—	(569)	—
Senior housing portfolio recurring capital expenditures	(130)	—	(260)	—
Normalized FAD attributable to common stockholders	$47,378	$51,173	$156,050	$163,561

BASIC
Weighted average common shares outstanding	44,339,975	45,850,599	45,236,696	45,668,762
NAREIT FFO attributable to common stockholders per share	$1.04	$1.16	$2.81	$3.55
Normalized FFO attributable to common stockholders per share	$1.06	$1.15	$3.44	$3.55

DILUTED
Weighted average common shares outstanding	44,402,582	45,851,424	45,261,123	45,689,091
NAREIT FFO attributable to common stockholders per share	$1.04	$1.16	$2.81	$3.55
Normalized FFO attributable to common stockholders per share	$1.06	$1.15	$3.43	$3.55

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

The following table reconciles net income, the most directly comparable GAAP metric, to Adjusted EBITDA ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$34,229	$30,849	$63,941	$105,462
Interest expense	11,412	12,715	32,472	38,528
Franchise, excise and other taxes	225	244	694	709
Depreciation	17,533	20,035	53,577	61,499
NHI’s share of EBITDA adjustments for unconsolidated entities	713	678	1,287	2,164
Note receivable credit loss expense	1,803	(37)	1,680	1,134
Gains on sales of real estate, net	(14,840)	(19,941)	(28,342)	(26,426)
(Gain) loss on operations transfer, net	(19)	—	710	—
Gain on note payoff	—	—	(1,113)	—
Loss on early retirement of debt	—	—	151	451
Impairment of real estate	9,526	22,462	38,271	22,462
Recognition of unamortized note receivable commitment fees	—	(375)	—	(375)
Litigation settlement	—	(266)	—	(266)
Non-cash write-off of straight-line rents receivable and lease amortization	1,001	—	28,403	—
Adjusted EBITDA	$61,583	$66,364	$191,731	$205,342

Interest expense at contractual rates	$10,821	$10,234	$30,640	$31,055
Interest rate swap payments, net	—	1,851	—	5,448
Principal payments	290	92	290	276
Fixed Charges	$11,111	$12,177	$30,930	$36,779

Fixed Charge Coverage	5.5x	5.4x	6.2x	5.6x

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

The following table reconciles NOI to net income, the most directly comparable GAAP metric ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
NOI Reconciliations:	2022	2021	2022	2021
Net income	$34,229	$30,849	$63,941	$105,462
Losses (gains) from equity method investment	—	557	(569)	2,274
Loss on early retirement of debt	—	—	151	451
Gain on note payoff	—	—	(1,113)	—
(Gain) loss on operations transfer, net	(19)	—	710	—
Gains on sales of real estate, net	(14,840)	(19,941)	(28,342)	(26,426)
Loan and realty losses	11,329	22,425	39,951	23,596
General and administrative	4,744	3,650	17,893	15,229
Franchise, excise and other taxes	225	244	694	709
Legal	88	117	2,254	207
Interest	11,412	12,715	32,472	38,528
Depreciation	17,533	20,035	53,577	61,499
Consolidated net operating income (NOI)	$64,701	$70,651	$181,619	$221,529
NOI by segment:
Real Estate Investments	$61,856	$70,230	$175,744	$220,969
SHOP	2,774	—	5,653	—
Non-Segment/Corporate	71	421	222	560
Total NOI	$64,701	$70,651	$181,619	$221,529

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At September 30, 2022, we were exposed to market risks related to fluctuations in interest rates on approximately $250.0 million of variable-rate indebtedness and on our mortgage and other notes receivable. The unused portion ($690.0 million at September 30, 2022) of our revolving credit facility, should it be drawn upon, is subject to variable rates.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a 50 basis-point increase or decrease in the interest rate related to variable-rate debt, and assuming no change in the outstanding balance as of September 30, 2022, net interest expense would increase or decrease annually by approximately $1.3 million or $0.03 per common share on a diluted basis.

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

The following table sets forth certain information with respect to our debt ($ in thousands):

	September 30, 2022			December 31, 2021
	Balance[1]	% of total	Rate[2]	Balance[1]	% of total	Rate[2]
Fixed rate:
Private placement term loans - unsecured	$400,000	35.5%	4.15%	$400,000	31.9%	4.15%
Senior notes - unsecured	400,000	35.5%	3.00%	400,000	31.9%	3.00%
Fannie Mae term loans - secured, non-recourse	76,748	6.8%	3.97%	77,038	6.2%	3.97%
Variable rate:
Bank term loans - unsecured	240,000	21.3%	4.39%	375,000	30.0%	1.41%
Revolving credit facility - unsecured	10,000	0.9%	4.19%	—	—%	—%
	$1,126,748	100.0%	3.74%	$1,252,038	100.0%	2.95%

[1] Differs from carrying amount due to unamortized discounts and loan costs.
[2] Total is weighted average rate

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects on fair value (“FV”) assuming a parallel shift of 50 bps in market interest rates for a contract with similar maturities as of September 30, 2022 ($ in thousands):

	Balance	Fair Value[1]	FV reflecting change in interest rates
Fixed rate:			-50 bps	+50 bps
Private placement term loans - unsecured	$400,000	$385,855	$389,583	$382,186
Senior notes	400,000	318,054	329,952	306,627
Fannie Mae loans	76,748	72,463	73,348	71,589
[1] The change in fair value of our fixed rate debt was due primarily to the overall change in interest rates.

At September 30, 2022, the fair value of our mortgage and other notes receivable, discounted for estimated changes in the risk-free rate, was approximately $205.5 million. A 50 basis-point increase in market rates would decrease the estimated fair value of our mortgage and other loans by approximately $2.3 million, while a 50 basis point decrease in such rates would increase their estimated fair value by approximately $6.4 million.

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures. As of September 30, 2022, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities and Exchange Act of 1934, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2022.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Welltower, Inc.

In June 2021, Welltower announced that it would acquire certain assets from the senior housing portfolio of Holiday, a privately held senior living management company that included 17 senior living facilities governed by a master lease originally executed between a Holiday subsidiary and NHI in 2013. We received no rent due under the master lease from the tenant for these facilities after this change in tenant ownership occurred in late July 2021.

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

Also effective April 1, 2022, the parties agreed to dismiss the lawsuit and mutually release all claims related to or arising out of the litigation and the $6.9 million in escrowed funds were released to NHI and recognized as rental income during the second quarter of 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 15, 2022, the Company’s Board of Directors approved a stock repurchase plan (the “2022 Repurchase Plan”), which is scheduled to expire on April 15, 2023. Under this plan, we may repurchase shares of the Company’s common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $240.0 million. We repurchased 1.3 million and 2.5 million shares under the stock repurchase plan during the three and nine months ended September 30, 2022, respectively. No repurchases of the Company’s common stock were completed during the three and nine months ended September 30, 2021. As of September 30, 2022, we had approximately $88.4 million available under this plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan ($ in thousands)
April 1, 2022-April 30, 2022	—	$—	—	$240,000
May 1, 2022- May 31, 2022	465,507	59.70	465,507	212,209
June 1, 2022- June 30, 2022	730,668	57.28	730,668	170,357
July 1, 2022- July 31, 2022	—	—	—	170,357
August 1, 2022-August 31, 2022	432,146	66.45	432,146	141,640
September 1, 2022-September 30, 2022	840,033	63.43	840,033	88,357
Total	2,468,354	$61.56

Item 6. Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form S-3 Registration Statement No. 333-192322)
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

10.1	Amendment No. 10 to Master Lease Agreement to Lease with NHC) (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 8, 2022)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date:	November 8, 2022	/s/ D. Eric Mendelsohn
D. Eric Mendelsohn
President, Chief Executive Officer and Director
(duly authorized officer)

Date:	November 8, 2022	/s/ John L. Spaid
John L. Spaid
Chief Financial Officer
(Principal Financial Officer)