Form 10-K
period 2022-12-31
NATIONAL HEALTH INVESTORS INC
filed 2023-02-21
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	_____________	to	_____________
Commission File Number 001-10822
National Health Investors Inc
(Exact name of registrant as specified in its charter)

Maryland		62-1470956
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

222 Robert Rose Drive
Murfreesboro	Tennessee	37129
(Address of principal executive offices)		(Zip Code)

(615)	890-9100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	NHI	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large Accelerated Filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of shares of common stock held by non-affiliates on June 30, 2022 (based on the closing price of these shares on the New York Stock Exchange) was approximately $2,581,065,000. There were 43,388,742 shares of the registrant’s common stock outstanding as of February 13, 2023.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2023 annual meeting of stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K.

PART I.

Unless the context otherwise requires, references throughout this document to “NHI” or the “Company” include National Health Investors, Inc., and its consolidated subsidiaries. In accordance with the Securities and Exchange Commission’s “Plain English” guidelines, this Annual Report on Form 10-K has been written in the first person. In this document, the words “we”, “our”, “ours” and “us” refer only to National Health Investors, Inc. and its consolidated subsidiaries and not any other person.

Cautionary Statement Regarding Forward Looking Statements

This Annual Report on Form 10-K and other materials we have filed or may file with the Securities and Exchange Commission, as well as information included in oral statements made, or to be made, by our senior management contain certain “forward-looking” statements as that term is defined by the Private Securities Litigation Reform Act of 1995. All statements regarding our expected future financial position, results of operations, cash flows, funds from operations, continued performance improvements, ability to service and refinance our debt obligations, ability to finance growth opportunities, and similar statements including, without limitation, those containing words such as “may”, “will”, “should,” “believes”, “anticipates”, “expects”, “intends”, “estimates”, “plans”, “likely” and other similar expressions are forward-looking statements.

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of factors including, but not limited to, the following:

*    Actual or perceived risks associated with public health epidemics or outbreaks, such as the Coronavirus (“COVID-19”) pandemic, have had and may in the future have a material adverse effect on our operators’ business and results of operations;

*    We depend on the operating success of our tenants, managers and borrowers and if their financial condition or business prospects deteriorate, our financial condition and results of operations could be adversely affected;

*    We are exposed to the risk that our managers, tenants and borrowers may become subject to bankruptcy or insolvency proceedings;

*    Certain tenants in our portfolio account for a significant percentage of the rent we expect to generate from our portfolio, and the failure of any of these tenants to meet their obligations to us could materially and adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders;

*    Two members of our Board of Directors are also members of the board of directors of National HealthCare Corporation, and their interests may differ from those of our stockholders;

*    We are exposed to risks related to governmental regulation and payors, principally Medicare and Medicaid, and the effect of changes to laws, regulations and reimbursement rates on our tenants’ and borrowers’ business;

*    We are exposed to the risk that the cash flows of our tenants, managers and borrowers may be adversely affected by increased liability claims and liability insurance costs;

*    We are exposed to the risk that we may not be fully indemnified by our tenants, managers and borrowers against future litigation;

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

*    COVID-19 has had and may continue to have an adverse effect on our overall business and financial performance;

*    We are exposed to operational risks with respect to our senior housing operating portfolio structured communities;

*    Breaches of, disruptions to, or other unauthorized interference with the privacy and security of Company information could cause us to incur substantial costs and reputational damage, and could become subject to litigation and enforcement actions;

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

*    We depend on our ability to retain our management team and other personnel and attract suitable replacements should any such personnel leave;

*    We are exposed to the risk that our assets may be subject to impairment charges;

*    Our ability to raise capital through equity sales is dependent, in part, on the market price of our common stock, and our failure to meet market expectations with respect to our business, or other factors we do not control, could negatively impact such market price and availability of equity capital;

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

*    We rely on external sources of capital to fund future capital needs, and if we encounter difficulty in obtaining such capital, we may not be able to make future investments necessary to grow our business or meet maturing commitments;

*    Changes in interest rates may adversely affect our cash flows;

*    We depend on the ability to continue to qualify for taxation as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;

*    There are no assurances of our ability to pay dividends in the future;

*    Complying with REIT requirements may cause us to forego otherwise attractive acquisition opportunities or liquidate otherwise attractive investments, which could materially hinder our performance;

* Our ownership of and relationship with any taxable REIT subsidiaries that we have formed or will form will be limited and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax;

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

See the notes to the annual audited consolidated financial statements, and “Item 1. Business” and “Item 1A. Risk Factors” herein for a further discussion of these and of other factors that could cause our future results to differ materially from any forward-looking statements. You should carefully consider these risks before making any investment decisions in the Company. These risks and uncertainties are not the only ones facing the Company. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition, results of operations, or cash flows could be materially and adversely affected. In that case, the trading price of our common stock could decline and you may lose part or all of your investment. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. Given these risks and uncertainties, we can give no assurance that these forward-looking statements will, in fact, occur and, therefore, caution investors not to place undue reliance on them.

ITEM 1. BUSINESS

General

National Health Investors, Inc., established in 1991 as a Maryland corporation, is a self-managed REIT specializing in sale-leaseback, joint venture, and mortgage and mezzanine financing of need-driven and discretionary senior housing and medical facility investments. We operate through two reportable segments: Real Estate Investments and Senior Housing Operating Portfolio (“SHOP”).

Our Real Estate Investments segment consists of real estate investments and lease, mortgage and other notes receivables in independent living facilities, assisted living facilities, entrance-fee communities, senior living campuses, skilled nursing facilities and a hospital.

As of December 31, 2022, we had investments of approximately $2.4 billion in 160 health care real estate properties located in 32 states and leased pursuant primarily to triple-net leases to 24 tenants consisting of 94 senior housing properties, 65 skilled nursing facilities and one hospital, excluding 13 properties classified as assets held for sale. Our portfolio of 17 mortgages along with other notes receivable totaled $248.5 million, excluding an allowance for expected credit losses of $15.3 million, as of December 31, 2022.

Our SHOP segment is comprised of two ventures that own the operations of independent living facilities. As of December 31, 2022, we had investments of approximately $338.1 million in 15 properties with a combined 1,732 units located in eight states that are operated on behalf of the Company by two independent managers pursuant to the terms of separate management agreements that commenced April 1, 2022. The third-party managers, or related parties of the managers, own equity interests in the respective ventures.

We fund our real estate investments primarily through: (1) operating cash flow, (2) debt offerings, including bank lines of credit and term debt, both unsecured and secured, and (3) the sale of equity securities. Our investments in real estate and mortgage loans are secured by real estate located within the United States. Information about revenues from our tenants, resident fees, and borrowers, our net income, cash flows and balance sheet can be found in Item 8 of this Annual Report on Form 10-K.

Sources of Revenues

Our revenues are derived primarily from rental income, mortgage and other notes receivable interest income and resident fees and services. During 2022, rental income was $217.7 million (78.3%), interest income from mortgages and other notes receivable was $24.7 million (8.9%) and SHOP revenue was $35.8 million (12.9%) of total revenue of $278.2 million, a decrease of 6.9% from 2021. Our revenues depend on the operating success of our tenants, borrowers and managers whose source and amount of revenues are determined by (i) the licensed beds or other capacity of the facility, (ii) their occupancy rate, (iii) the extent to which the services provided at each facility are utilized by the residents and patients, (iv) the mix of private pay, Medicare and Medicaid patients, and (v) the rates paid by private payors and by the Medicare and Medicaid programs.

Classification of Properties in our Portfolio

We operate our business through two reportable segments: Real Estate Investments and SHOP. We classify all of the properties in our Real Estate Investments portfolio as either senior housing or medical properties. Because our leases represent different underlying revenue sources and result in differing risk profiles, we further classify our senior housing properties as either need-driven (assisted living facilities and senior living campuses) or discretionary (independent living facilities and entrance-fee communities). Our SHOP is comprised of 15 independent living facilities located throughout the United States.

Real Estate Investments

Senior Housing. As of December 31, 2022, our portfolio included 94 senior housing properties (“SHO”) leased to operators and mortgage loans secured by nine SHOs. The SHOs in our portfolio are either need-driven or discretionary for end users and consist of assisted living facilities, senior living campuses, independent living facilities, and entrance-fee communities, which are more fully described below.

Need-Driven Senior Housing

Assisted Living Facilities. As of December 31, 2022, our portfolio included 66 assisted living facilities (“ALF”) leased to operators and mortgage loans secured by eight ALFs. ALFs are free-standing facilities that provide basic room and board functions for elderly residents. As residents typically receive assistance with activities of daily living such as bathing, grooming, administering medication and memory care services, we consider these facilities to be need-driven senior housing. On-site staff personnel are available to assist in minor medical needs on an as-needed basis. Operators of ALFs are typically paid from private sources without assistance from government. ALFs may be licensed and regulated in some states, but generally do not require the issuance of a Certificate of Need (“CON”) as is often required for skilled nursing facilities (“SNF”).

Senior Living Campuses. As of December 31, 2022, our portfolio included 10 senior living campuses (“SLC”) leased to operators. SLCs contain one or more buildings that include skilled nursing beds combined with an independent or assisted living facility that provides basic room and board functions for elderly residents. They may also provide assistance to residents with activities of daily living such as bathing, grooming and administering medication. On-site staff personnel are available to assist with minor medical needs on an as-needed basis. As the decision to transition to a SLC is typically more than a lifestyle choice and is usually driven by the need to receive some moderate level of care, we consider this facility type to be need-driven. Operators of SLCs are typically paid from private sources and from government programs such as Medicare and Medicaid for skilled nursing residents. SLCs may be licensed and regulated as nursing homes in some states and may also require a CON.

Discretionary Senior Housing

Independent Living Facilities. As of December 31, 2022, our portfolio included seven independent living facilities (“ILF”) leased to operators. ILFs offer specially designed residential units for active senior adults and provide various ancillary services for their residents including restaurants, activity rooms and social areas. Services provided by ILF operators are generally paid from private sources without assistance from government payors. ILFs are generally, but not always, unlicensed facilities and do not require the issuance of a CON as required for SNFs. As ILFs typically do not provide assistance with activities of daily living, we consider the decision to transition to an ILF to be discretionary.

Entrance-Fee Communities. As of December 31, 2022, our portfolio included 11 entrance-fee communities (“EFC”) leased to operators and mortgage loans secured by one EFC. EFCs, frequently referred to as continuing care retirement communities (“CCRC”), typically include a combination of detached cottages, an ILF, an ALF and a SNF on one campus. These communities appeal to residents because there is no need to relocate when health and medical needs change. EFCs are classified as either Type A, B, or C depending upon the amount of healthcare benefits included in the entrance fee. “Type A” EFCs, or “Lifecare” communities, such as Timber Ridge, held by us since January 31, 2020 in a joint venture, include substantially all future healthcare costs in the payment of an entrance fee and thereafter payment of a set service fee paid monthly. The entrance fee is divided into a refundable and non-refundable portion depending upon the resident’s chosen contract program. The service fee is determined at the time of move-in into an independent living (“IL”) unit and is subject to certain inflation-based adjustments regardless of the resident’s future care needs. A resident must move into an IL unit initially and not require care at the time of move-in. Thereafter the resident’s care requirements from assisted living to memory care to skilled nursing are provided for. Communities providing a modified healthcare contract offering access to skilled nursing care but only paying for a maximum number of days are referred to as “Type B” EFCs. Finally, “Type C” EFCs, the classification applicable to ten communities in our lease portfolio and one community securing a mortgage loan, are fee-for-service communities which do not provide any healthcare benefits and correspondingly have the lowest entrance fees. However, monthly fees may be higher to reflect the current healthcare components delivered to each resident. EFC licensure is state-specific, but generally skilled nursing beds included in our EFC portfolio are subject to state licensure and regulation. Certain services may also require a CON. As the decision to transition to an EFC is typically made as a lifestyle choice and not as the result of a pressing medical concern, we consider the decision to transition to an EFC to be discretionary. Accordingly, the predominant source of revenue for operators of EFCs is from private payor sources.

Medical. As of December 31, 2022, our portfolio included 66 medical facilities leased to operators and mortgage loans secured by eight medical facilities. The medical facilities within our portfolio consist of SNFs and a hospital, which are more fully described below.

Skilled Nursing Facilities. As of December 31, 2022, our portfolio included 65 SNFs leased to operators and mortgage loans secured by eight SNFs. SNFs provide some combination of skilled and intermediate nursing and rehabilitative care, including speech, physical and occupational therapy. The operators of the SNFs receive payment from a combination of private pay sources and government payors such as Medicaid and Medicare. SNFs are required to obtain state licenses and are highly regulated at the federal, state and local level. Operators in 11 of the 13 states in which we own SNFs must obtain a CON from the state before opening or expanding such facilities. Some SNFs also include assisted living beds. As the decision to utilize the services of a SNF is typically made as the result of a pressing medical concern, we consider this to be a need-driven medical facility.

Hospitals. As of December 31, 2022, our portfolio included one hospital (“HOSP”) leased to an operator. Hospitals provide a wide range of inpatient and outpatient services, including acute psychiatric, behavioral and rehabilitation services, and are subject to extensive federal, state and local legislation and regulation. Hospitals undergo periodic inspections regarding standards of medical care, equipment and hygiene as a condition of licensure. Services provided by hospitals are generally paid for by a combination of private pay sources and government payors. As the decision to utilize the services of a hospital is typically made as the result of a pressing medical concern, we consider this to be a need-driven medical facility.

Medical Office Building. As of December 31, 2022, our portfolio included no medical office buildings (“MOB”). We have a $50.0 million mezzanine loan and security agreement with Montecito Medical Real Estate for a fund that invests in medical real estate, including MOBs. Historically, our investment strategy has included owning and leasing MOBs whose tenants are primarily physicians and other medical practitioners. As the decision to utilize the services of an MOB is typically made as the result of a pressing medical concern, we consider this to be a need-driven medical facility. The MOB differs from conventional office buildings due to the special requirements of the tenants.

Senior Housing Operating Portfolio

As of December 31, 2022, our portfolio included 15 ILFs with 1,732 units located throughout the United States which we consider to be discretionary senior housing as discussed in more detail above.

Nature of Investments

Our investments are typically structured as acquisitions of properties through purchase-leaseback transactions, acquisitions of properties from other real estate investors, loans, or operations through structures allowed by the REIT Investment Diversification Empowerment Act of 2007 (“RIDEA”). We have provided construction loans for certain facilities for which we were already committed to provide long-term financing or for which the operator agreed to enter into a purchase option and lease with us upon completion of construction or after the facility is stabilized. The annual interest rates we receive on our mortgage, construction and mezzanine loans ranged between 7.0% and 9.5% during 2022. We believe our lease and loan terms are competitive within our peer group. Typical characteristics of these transactions are as follows:

Leases. Our leases for the properties in our Real Estate Investments segment generally have an initial leasehold term of 10 to 15 years with one or more five-year tenant renewal options. The leases are “triple-net leases” under which the tenant is responsible for the payment of all taxes, utilities, insurance premiums, repairs and other charges relating to the operation of the properties, including required levels of capital expenditures each year. The tenant is obligated at its expense to keep all improvements, fixtures and other components of the properties covered by “all risk” insurance in an amount equal to at least the full replacement cost thereof, and to maintain specified minimum personal injury and property damage insurance, protecting us as well as the tenant. The leases also require the tenant to indemnify and hold us harmless from all claims resulting from the use, occupancy and related activities of each property by the tenant, and to indemnify us against all costs related to any release, discovery, clean-up and removal of hazardous substances or materials, or other environmental responsibility with respect to each facility.

Most of our existing leases contain annual escalators in rent payments. For financial statement purposes, rental income is recognized on a straight-line basis over the term of the lease where the lease contains fixed escalators. Certain of our tenants hold purchase options allowing them to acquire properties they currently lease from NHI. When present, tenant purchase options generally give the tenant an option to purchase the underlying property for consideration not less than our net investment basis.

Some of the obligations under the leases are guaranteed by the parent corporation of the tenant, if any, or affiliates or individual principals of the tenant. In some leases, third parties or affiliated entities will also guarantee some portion of the lease obligations. Some obligations are backed further by other collateral such as security deposits, trade receivables, equipment, furnishings and other personal property.

We monitor our triple-net tenant credit quality and identify any material changes by performing the following activities:

•Obtaining financial statements on a monthly, quarterly and annual basis to assess the operational trends of our tenants and the financial position and capability of those tenants
•Calculating the operating cash flow for each of our tenants
•Calculating the lease service coverage ratio and other ratios pertinent to our tenants
•Obtaining property-level occupancy rates for our tenants
•Verifying the payment of real estate taxes by our tenants
•Obtaining certificates of insurance for each tenant
•Obtaining reviewed or audited financial statements of our tenant corporate guarantors on an annual basis, if applicable
•Conducting a periodic inspection of our properties to ascertain proper maintenance, repair and upkeep
•Monitoring those tenants with indications of continuing and material deteriorating credit quality through discussions with our executive management and Board of Directors

Mortgage loans. We have mortgage loans with original maturities generally five years or greater, with varying amortization schedules from interest-only to fully amortizing. Most of the loans are at a fixed interest rate; however, some interest rates increase based on a fixed schedule. In most cases, the owner of the facility is committed to make minimum annual capital expenditures for the purpose of maintaining or upgrading their respective facility. Additionally, most of our loans are collateralized by first or second mortgage liens and corporate or personal guarantees. As of December 31, 2022, we have eight mortgage loans bearing interest ranging from 7.0% to 8.25% per annum.

Mezzanine loans. Frequently in situations calling for temporary financing or when our borrowers’ in-place lending arrangements prohibit the extension of mortgage security, we typically extend credit based on corporate and/or personal guarantees. These mezzanine loans sometimes combine with an NHI purchase option covering the subject property. As of December 31, 2022, we have five mezzanine loans with interest rates we receive that range from approximately 8.0% to 9.5% per annum.

Construction loans. From time to time, we also provide construction loans that become mortgage loans upon the completion of the construction of the subject facility. We may also obtain a purchase option to acquire the facility at a future date and lease the facility back to the borrower. During the term of the construction loan, funds are usually advanced pursuant to draw requests made by the borrower in accordance with the terms and conditions of the loan. Interest is typically assessed on these loans at rates equivalent to the eventual mortgage rate upon conversion. In addition to the security of the lien against the property, we will generally require additional security and collateral in the form of either payment and performance completion bonds or completion guarantees by the borrower’s parent, affiliates of the borrower or one or more of the individuals who control the borrower. As of December 31, 2022, we have five construction loans bearing interest ranging from 7.5% to 9.0% per annum.

Other notes receivable. We have provided a revolving line of credit to a borrower involved in the senior housing industry who has provided personal and business guarantees as security that bears interest at a fixed rate of 8.0% per annum, as of December 31, 2022.

RIDEA Transactions. Our arrangement with an affiliate of Life Care Services, which we completed in January 2020 and is structured to be compliant with the provisions of RIDEA, permits NHI to receive rent payments through a triple-net lease between a property company owned 75% by NHI and an operating company owned 25% by a taxable REIT subsidiary (“TRS”) of NHI and gives NHI the opportunity to capture additional value on the improving performance of the operating company through distributions to the TRS. Accordingly, the TRS holds our 25% equity interest in an unconsolidated operating company, and provides an organizational structure that allows the TRS to engage in a broad range of activities and share in revenues that would otherwise be non-qualifying income under the REIT gross income tests. The TRS is subject to state and federal income taxes.

Senior Housing Operating Portfolio. Effective April 1, 2022, 15 senior housing ILFs previously part of the legacy Holiday Retirement (“Holiday”) properties were transferred from a triple-net lease to two separate ventures comprising our SHOP, which represents a new reportable segment. These ventures, in which NHI owns a majority interest, own the underlying independent living operations and are structured to comply with REIT requirements that utilize the TRS for activities that would otherwise be non-qualifying for REIT purposes. These properties are operated by two third-party property managers that manage our communities in exchange for the receipt of a management fee, and as such, we are not directly exposed to the credit risk of the property managers in the same manner or to the same extent as we are to our triple-net tenants. However, we rely on the property managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our communities efficiently and effectively. We also rely on the property managers to set appropriate resident fees and otherwise operate our communities in compliance with the terms of our management agreements and all applicable laws and regulations. As of December 31, 2022, our SHOP consisted of 15 ILFs with a combined 1,732 units located in eight states.

Operator Composition

For the year ended December 31, 2022, approximately 25% of our Real Estate Investments portfolio revenue was from publicly owned operators, 50% was from regional operators, 11% was from privately owned national chains and 3% was from smaller operators. Tenants in our Real Estate Investments portfolio which individually provided more than 3% and collectively 59% of our total revenues were (parent companies, in alphabetical order): Discovery Senior Living (“Discovery”); Encore Senior Living; Health Services Management; Holiday; Life Care Services; National HealthCare Corporation (“NHC”); Senior Living Communities (“Senior Living”); and The Ensign Group. We make reference to the parent companies whenever we describe our business with these tenants, their subsidiaries and/or affiliates regardless of the specific subsidiary entity indicated on the lease or loan documents.

Tenant Concentration

The following table contains information regarding tenant concentration in our Real Estate Investments portfolio, excluding $2.6 million for our corporate office, $338.1 million for the SHOP segment, and a credit loss reserve of $15.3 million, based on the percentage of revenues for the years ended December 31, 2022, 2021 and 2020 related to tenants or affiliates of tenants, that exceed 10% of total revenue ($ in thousands):

	As of December 31, 2022			Revenues[1]
	Asset	Gross Real	Notes	Year Ended December 31,
	Class	Estate[2]	Receivable	2022		2021		2020

Senior Living	EFC	$573,631	$48,547	$51,183	18%	$50,726	17%	$50,734	15%
NHC	SNF	133,770	—	36,893	13%	37,735	12%	37,820	11%
Bickford[3]	ALF	414,870	32,727	N/A	N/A	34,599	12%	49,451	15%
Holiday[3]	ILF	—	—	N/A	N/A	N/A	N/A	40,705	12%
All others, net	Various	1,329,461	167,205	144,534	52%	164,017	55%	144,448	44%
Escrow funds received from tenants
for property operating expenses	Various	—	—	9,788	4%	11,638	4%	9,653	3%
		$2,451,732	$248,479	242,398		298,715		332,811
Resident fees and services[4]				35,796	13%	—	—%	—	—%
				$278,194		$298,715		$332,811

1 Includes interest income on notes receivable and rental income from properties classified as held for sale.
2 Amounts include any properties classified as held for sale.
3 Revenues included in All others, net for years when less than 10%.
4 There is no tenant concentration in resident fees and services because these agreements are with individual residents.

At December 31, 2022, the two states in which we had an investment concentration of 10% or more were South Carolina (12.1%) and Texas (10.7%). At December 31, 2021, the two states in which we had an investment concentration of 10% or more were also South Carolina (11.6%) and Texas (10.3%).

Senior Living - As of December 31, 2022, we leased ten retirement communities totaling 2,200 units to Senior Living pursuant to triple-net lease agreements maturing through December 2029. Straight-line rent of $0.4 million, $2.5 million and $4.3 million and interest revenue of $3.7 million, $3.2 million and $3.0 million were recognized from Senior Living for the years ended December 31, 2022, 2021 and 2020, respectively.

We provided a $20.0 million revolving line of credit in 2014 whose borrowings are to be used primarily to finance construction projects within the Senior Living portfolio, including building additional units, and general working capital needs. During the year ended December 31, 2022, the revolving line of credit was amended to reset the interest rate to 8.0% per annum effective in November 2022 and reduce the availability to $15.0 million on January 1, 2025. The revolving line of credit matures in December 2029 at the time of lease maturity. At December 31, 2022, the balance outstanding under the facility was $15.8 million.

In June 2019, we provided a mortgage loan of $32.7 million to Senior Living for the acquisition of a 248-unit continuing care retirement community in Columbia, South Carolina. The financing is for a term of five years with two one-year extensions and carries an interest rate of 7.25%, per annum. Additionally, the loan conveys to NHI a purchase option at a stated minimum price of $38.3 million, subject to adjustment for market conditions.

NHC - The facilities leased to NHC, a publicly held company, are under a master lease and consist of three independent living facilities and 32 skilled nursing facilities (four of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC). Effective September 1, 2022, we amended the master lease dated October 17, 1991, concurrently with the sale of a portfolio of seven skilled nursing facilities. The properties sold were leased to NHC pursuant to a master lease agreement dated August 30, 2013 with an original maturity date of August 31, 2028 that was terminated upon completion of the sale. The amendment increased the annual base rent due each year through the expiration of the master lease on December 31, 2026. There are two additional five-year renewal options at a fair rental value as negotiated between the parties.

The annual base rent prior to the amendment was $30.8 million and was increased to $34.3 million for the year ended December 31, 2022, with credit given for rent paid in 2022 related to the sold portfolio. In addition to the base rent, NHC will continue to pay any additional rent and percentage rent as required by the master lease. Under the terms of the amended lease, rent escalates by 4% of the increase, if any, in each facility’s annual revenue over a 2007 base year. We refer to this additional rent component as “percentage rent.” Total percentage rent of $3.1 million, $3.5 million, and $3.7 million was recognized for the years ended December 31, 2022, 2021 and 2020, respectively. No material straight-line rent was recognized for the years ended December 31, 2022, 2021 and 2020.

Two of our board members, including our chairman, are also members of NHC’s board of directors. As of December 31, 2022, NHC owned 1,630,642 shares (approximately 4%) of our common stock.

Other Operators

Bickford - As of December 31, 2022, we leased 36 facilities, excluding three facilities classified as assets held for sale, under four leases to Bickford. Revenues from Bickford reflect the impact of pandemic-related rent concessions accounted for as variable lease payments of approximately $5.5 million, $18.3 million and $5.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

During the year ended December 31, 2022, we wrote off approximately $18.1 million of straight-line rents receivable and $7.1 million of lease incentives, which were included in “Other assets, net” on the Consolidated Balance Sheet, as a reduction to rental income upon converting Bickford to the cash basis of accounting. These write-offs were the result of a change in our evaluation of collectability of future rent payments due under Bickford’s four master lease agreements based upon information we obtained from Bickford in the second quarter of 2022 regarding its financial condition that raised substantial doubt as to its ability to continue as a going concern. Cash rent received from Bickford for the year ended December 31, 2022 was $27.6 million.

In November 2022, we acquired a 60-unit ALF located in Virginia Beach, Virginia, from Bickford. The acquisition price was $17.2 million, including $0.2 million in closing costs and the cancellation of an outstanding construction note receivable of $14.0 million including interest. The acquisition price also included a reduction of $3.0 million in Bickford’s outstanding pandemic-related rent deferrals that were recognized in rental income in the fourth quarter of 2022 based on the fair value of the real estate assets received. We added the facility to an existing master lease with Bickford for a term of 10.5 years at an initial rate of 8.0%, with annual Consumer Price Index (“CPI”) escalators subject to a floor and ceiling.

Other than the asset acquisition described above and the three properties sold that are included in the asset dispositions table in Note 3, Investment Activity to our consolidated financial statements under “2022 Asset Dispositions” we completed various restructuring activities in the Bickford leased property portfolio during the first half of 2022. In March 2022, we transferred one ALF located in Pennsylvania from the Bickford portfolio to a new operator that is leased pursuant to a ten-year triple-net lease and wrote off approximately $0.7 million in a straight-line rent receivable, reducing rental income. Effective April 1, 2022, we restructured and amended three of Bickford’s master lease agreements covering 28 properties and reached agreement on the repayment terms of its outstanding pandemic-related deferrals. Significant terms of these agreements are as follows:

• Extended the maturity dates of the modified leases to 2033 and 2035. The remaining master lease agreement covering 11 properties with an original maturity in 2023 was previously extended to 2028.

• Reduced the combined rent for the portfolio to approximately $28.3 million (excluding the ALF in Virginia Beach acquired in the fourth quarter of 2022) per year through April 1, 2024, subject to a nominal annual increase, at which time the rent will be reset to a fair market value, but not less than 8.0% of our initial gross investment.

• Required monthly payments beginning October 2022 through December 2024 based on a percentage of Bickford’s monthly revenues exceeding an established threshold to be applied to the outstanding pandemic-related deferrals granted to Bickford. The deferrals may be reduced by up to $6.0 million upon Bickford achieving certain performance targets and the sale or transition of certain properties to new operators of which $3.0 million was earned in the fourth quarter of 2022.

Bickford Construction Loans - As of December 31, 2022, we had two fully funded construction loans to Bickford totaling $28.9 million and bear interest at 9.0% per annum. The construction loans are secured by first mortgage liens on substantially all real and personal property as well as a pledge of any and all leases or agreements which may grant a right of use to the property. Usual and customary covenants extend to the agreements, including the borrower’s obligation for payment of insurance and taxes. NHI has a fair market value purchase option on the properties at stabilization of the underlying operations. In February 2023, we exercised our option to acquire one of these properties for a purchase price of $17.3 million.

We also have a mortgage note of $4.0 million issued by Bickford. The note, due February 2025, bears interest at 7.0% per annum, and began amortizing on a twenty-five-year basis in January 2021.

Holiday Portfolio Transition - On April 1, 2022, we completed the restructuring of our legacy Holiday portfolio comprised of 26 ILFs as of the beginning of 2021. Below is a summary of the pertinent restructuring activities:
•On July 30, 2021, Welltower Inc. (“Welltower”) completed the acquisition of a portfolio of legacy Holiday properties from Fortress Investment Group and entered into a new agreement with Atria Senior Living to assume operations of the Holiday portfolio. These transactions resulted in a Welltower-controlled subsidiary becoming the tenant under our existing master lease for the NHI-owned Holiday real estate assets. Rental income from our Holiday portfolio was $23.5 million in 2021 prior to the change in tenant ownership. Rental income was $40.7 million for the year ended December 31, 2020.

•In the third quarter of 2021, we sold nine of these properties for net proceeds of $119.7 million.

•We received no rent from the Welltower-controlled affiliate due under the master lease after the change in tenant ownership occurred in late July 2021. Accordingly, we placed the tenant on cash basis and filed suit against Welltower and certain of its subsidiaries for default under the master lease. Reference Note 9 to the consolidated financial statements for further discussion of the litigation and its settlement in 2022.

•During the first quarter of 2022, we applied the remaining approximately $8.8 million legacy Holiday lease deposit to past due rents.

•On April 1, 2022, we received $6.9 million upon settlement and dismissal of the Welltower litigation. Concurrently with the settlement and dismissal, we transitioned 15 of the legacy Holiday ILFs into two separate partnership ventures that own the underlying independent living operations, forming our new SHOP segment. Reference Notes 5 and 9 to the consolidated financial statements for more discussion.
.
•On April 1, 2022, we disposed of one property classified in assets held for sale for net proceeds of $3.0 million and transitioned one assisted living community in Florida to our existing real estate partnership with Discovery. The transitioned property was added to the partnership’s in-place master lease.

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

As of December 31, 2022, we had working capital, construction and mezzanine loan commitments to six operators for $159.6 million, of which we had funded $103.3 million toward these commitments. As of December 31, 2022, $26.6 million of the funding obligation is payable within 12 months with the remaining commitment due between three to five years.

As of December 31, 2022, we had $33.5 million of development commitments for construction and renovation for ten properties, of which we had funded $25.7 million toward these commitments, with the remaining amount expected to be payable within 12 months. In addition to these commitments, we had approximately $1.8 million in various other commitments not yet funded as of December 31, 2022.

As of December 31, 2022, we had $28.6 million of contingent lease inducement commitments in seven lease agreements which are generally based on the performance of facility operations and may or may not be met by the tenant. At December 31, 2022, we had funded $2.7 million toward these commitments. In February 2023, Timber Ridge OpCo formally requested payout of its $10.0 million lease inducement based upon the achievement of all performance conditions.

Competition and Market Conditions

We compete primarily with other REITs, private equity funds, banks and insurance companies in the acquisition, leasing and financing of healthcare real estate.

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

•We provide our triple-net lease operators capital improvement allowances for the redevelopment, expansions and renovations at our properties which may include energy efficient improvements like LED lighting and low emission carpeting, recycled materials and solar power;
•We provide our development partners with capital to build new state-of-the-art properties with energy efficient components and design features;
•We obtain Phase I environmental and Phase II reports if warranted as part of our due diligence procedures when acquiring properties and attempt to avoid buying real estate with known environmental contamination;
•We strive for efficiency and sustainability in our corporate headquarters, participate in a recycling program, and encourage our employees to reduce, reuse and recycle waste. Our document retention practices strive to reduce paper usage and encourage electronic file sharing; and

We are also subject to environmental risks and regulations in our business. See “– Government Regulation – Environmental Regulations” below; “Item 1A. Risk Factors – Risks Related to our Business and Operations - We are exposed to risks related to environmental laws and the costs associated with liabilities related to hazardous substances” and “– We are subject to risks of damage from catastrophic weather and other natural or man-made disasters and the physical effects of climate change” for a description of the risks and regulations associated with environmental matters.

Human Capital

We employ individuals who possess a broad range of experiences, background and skills. We believe that to continue to deliver long-term value to our stockholders, we must provide and maintain a work environment that attracts, develops, and retains top talent and affords our employees an engaging work experience that allows for career development and opportunities. Along with a competitive compensation program including incentive bonuses and a stock option plan, NHI provides a 401(k) plan with a safe harbor contribution, paid employee health insurance coverage and tuition reimbursement.

As of December 31, 2022, we had 25 full-time employees, an increase of six over the total at December 31, 2021, and two part-time employees. Of those employees, 24 are located in the Murfreesboro, Tennessee office, with one employee in each of Colorado, Florida, and Texas. The tenure of our current employees includes 11 who have been with the Company for over five years (but less than ten years), and six who have been with the Company over ten years (but less than 20 years). Two of our employees have been with the Company over 20 years. None of our employees are subject to a collective bargaining agreement. We empower our employees and reinforce our corporate culture through onboarding, training, and social and team-building events. We actively support charitable organizations within our community that promote health education and social well-being, and we encourage our employees to personally volunteer with organizations that are meaningful to them. We consider our employee relations to be good.

In response to the COVID-19 pandemic, we initiated a number of safety protocols to ensure employee safety, including encouraging employees to work from home, enhanced cleaning and disinfecting procedures and implementing clear protocols and procedures for monitoring and reporting close contact and illness. In 2022, we continued to monitor local conditions and to follow Center for Disease Control and Prevention (“CDC”) guidelines regarding isolation and quarantine protocols.

Certain essential services such as internal audit, tax compliance, information technology and legal services are outsourced to third-party professional firms.

Government Regulation

Overview. Our tenants and borrowers that operate SNFs, nursing homes, hospitals, SLCs, ALFs and EFCs are typically subject to extensive and complex federal, state and local healthcare laws and regulations, including those relating to Medicare and Medicaid reimbursement, fraud and abuse, relationships with referral sources and referral recipients, licensure and certification, building codes, privacy and security of health information and other personal data, CON, appropriateness and classification of care, qualifications of medical and support personnel, distribution, maintenance and dispensing of pharmaceuticals, communications with patients and consumers, and the operation of healthcare facilities. In addition, many of our tenants and borrowers that operate ILFs may be subject to state licensing, and all of our properties are subject to environmental regulations related to real estate. We expect that the healthcare industry, in general, will continue to face increased regulation and pressure in these and other areas. These laws and regulations are wide-ranging, vary across jurisdictions, and are administered by several government agencies. Further, these laws and regulations are subject to change, enforcement practices may evolve, and it is difficult to predict the impact of new laws and regulations. Our tenants may find it increasingly difficult and costly to operate within this complex and evolving regulatory environment. Noncompliance with applicable laws and regulations may result in the imposition of civil and criminal penalties that could adversely affect the operations and financial condition of tenants, managers or borrowers, which in turn may adversely affect us. The following is a brief discussion of certain laws and regulations applicable to certain of our tenants, managers and borrowers and, in certain cases, to us.

Licensure and Certification. Various licenses, certifications and permits are required to operate SNFs, ALFs, EFCs, hospitals and, to a lesser degree, ILFs, to dispense narcotics, to handle radioactive materials and to operate equipment, among other regulated actions. Licensure, certification and enrollment with government programs may be conditioned on requirements related to, among other things, the quality of medical care provided, qualifications of the operator’s administrative personnel and clinical staff, adequacy of the physical plant and equipment, capital and other expenditures, record keeping, dietary services, infection prevention and control, and patient rights. The Centers for Medicare & Medicaid Services (“CMS”) has issued additional requirements for certain healthcare facilities in response to the COVID-19 pandemic, including requirements to test SNF staff and residents for COVID-19 under certain circumstances and to report COVID-19 data to the CDC. Licensed facilities are generally subject to periodic inspections by regulators to determine compliance with applicable licensure and certification standards. Further, some states have established requirements for facility spending, for example requiring nursing homes to spend a certain percentage of revenue on direct care for residents. Sanctions for failure to comply with these laws and regulations include (but are not limited to) loss of licensure and ability to participate in the Medicare, Medicaid, and other government healthcare programs, suspension of or non-payment for new admissions, fines, as well as potential criminal penalties. The failure of any tenant, manager or borrower to comply with such laws and regulations could affect its ability to operate its facility or facilities and could adversely affect any such tenant’s or borrower’s ability to make lease or debt payments to us. In addition, if we have to replace a tenant, we may experience difficulties in finding a replacement because our ability to replace the tenant may be affected by federal and state laws governing changes in control and ownership.

The healthcare facilities in which we invest may be subject to state CON or similar laws, which require government approval prior to the construction or establishment of new facilities, the expansion of existing facilities, the addition of beds to existing facilities, the addition of services or certain capital expenditures. CON requirements are not uniform throughout the United States and are subject to change. We cannot predict the impact of regulatory changes with respect to CONs on the operations of our tenants, managers and borrowers.

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

Medicare is a federal health insurance program for persons age 65 and over, some disabled persons, and persons with end-stage renal disease. Medicare generally covers SNF services for beneficiaries who require skilled nursing or therapy services after a qualifying hospital stay. Medicare Part A generally pays a per diem rate for each beneficiary. The reimbursement rates are set forth under a prospective payment system (“PPS”), an acuity-based classification system that uses nursing and therapy indexes, adjusted by additional factors such as geographic differences in wage rates, to calculate per diem rates for each Medicare beneficiary. The Medicare Part A payment rates cover most services to be provided to a beneficiary for a limited benefit period, including room and board, skilled nursing care, therapy, and medications. CMS updates Medicare payment rates annually. For fiscal year 2023, which started October 1, 2022, CMS estimates that payments to SNFs under the SNF PPS will increase by $904.0 million, or 2.7%, compared to fiscal year 2022.

CMS has implemented policies intended to shift Medicare to value-based payment methodologies that tie reimbursement to quality of care rather than quantity. For example, effective October 1, 2019, CMS implemented the Patient Driven Payment Model (“PDPM”). This payment methodology classifies beneficiaries into payment groups based on clinical factors using diagnosis codes rather than by volume of services. In addition, under the SNF Quality Reporting Program, CMS requires SNFs to report certain quality data, and SNFs that fail to do so are subject to payment reductions. Under the SNF Value-Based Purchasing Program, CMS reduces SNF Medicare payments by 2 percentage points, and redistributes the majority of these funds as incentive payments based on SNF quality measure performance. As a result of the COVID-19 pandemic, CMS is continuing to implement a measure suppression policy for the SNF Value-Based Purchasing Program through federal fiscal year 2023, which is intended to mitigate the effect that performance measures impacted by COVID-19 would otherwise have on performance scores and incentive payments.

From time to time, the U.S. Department of Health and Human Services (“HHS”) revises the reimbursement systems used to reimburse healthcare providers. For example, the Improving Medicare Post-Acute Care Transformation Act of 2014 (“IMPACT Act”) requires HHS, in conjunction with the Medicare Payment Advisory Commission, to work toward a unified payment system for post-acute care services provided by SNFs, inpatient rehabilitation facilities, home health agencies, and long-term care hospitals. A unified post-acute care payment system would pay post-acute care providers, including SNFs, under a single framework according to a patient’s characteristics, rather than based on the post-acute care setting where the patient receives treatment. As required under the statute, CMS issued a report presenting a prototype for a unified post-acute care payment model in July 2022. CMS noted in its report the need for additional analyses and acknowledged that the universal implementation of a unified post-acute care payment system would require congressional action. The Medicare Payment Advisory Commission is required to submit a proposal by June 2023.

Medicaid is a medical assistance program for eligible needy persons that is funded jointly by federal and state governments. Medicaid programs are operated by state agencies under plans approved by the federal government. Reimbursement methodologies, eligibility requirements and covered services vary from state to state. In many instances, revenues from Medicaid programs are insufficient to cover the actual costs incurred in providing care to patients, particularly in nursing facilities. Outside of the government response to the COVID-19 pandemic, budgetary pressures have, in recent years, resulted in decreased spending, or decreased spending growth, for Medicaid programs in many states. Changes in federal policy and funding may be an additional source of uncertainty. For example, under early COVID-related legislation, states that maintain continuous Medicaid enrollment are eligible for a temporary increase in federal funds for state Medicaid expenditures. The continuous coverage requirement was originally established to run for the duration of the COVID-19 public health emergency (“PHE”) but, under recent legislation, the continuous coverage requirement will now expire as of April 1, 2023, and the increase in federal funding will be phased out through calendar year 2023. Budgetary pressures are expected to continue in the future, and many states are actively seeking ways to reduce Medicaid spending, including for nursing home and assisted living care, by methods such as capitated payments, reductions in reimbursement rates, and increased enrollment in managed Medicaid plans. Some states and managed care plans are pursuing alternatives to institutional care, such as home-based and community services. Several of the states in which we have investments have actively sought to reduce or slow the increase of Medicaid spending for care in nursing homes and other settings.

In addition to reimbursement pressures and changes in governmental healthcare programs, healthcare facilities are experiencing increasing pressure from private payors attempting to control healthcare costs. In some cases, private payors rely on governmental reimbursement systems to determine reimbursement rates. Changes to Medicare and Medicaid that reduce payments under these programs may negatively impact payments from private payors. We cannot make any assessment as to the ultimate timing or the effect that any future reforms may have on our tenants’, managers’ and borrowers’ costs of doing business and on the amount of reimbursement by government and other third-party payors. There can be no assurance that future payment rates for either government or private payors will be sufficient to cover potential cost increases in providing services to patients. Any changes in government or private payor reimbursement policies that reduce payments to levels that are insufficient to cover the cost of providing patient care could adversely affect the operating revenues of managers, tenants and borrowers in our properties that rely on such payments, and thereby adversely affect their ability to make their lease or debt payments to us.

Federal Response to COVID-19 Pandemic. In response to the COVID-19 pandemic, the federal government passed legislation and promulgated regulations implementing a series of economic stimulus and relief measures. In total, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Paycheck Protection Program and Health Care Enhancement Act, the Consolidated Appropriations Act, 2021 and the American Rescue Plan Act of 2021 (“ARPA”) authorize $186 billion in funding to be distributed to healthcare providers through the Public Health and Social Services Emergency Fund (“Provider Relief Fund”). These funds are intended to reimburse eligible providers for healthcare-related expenses or lost revenues attributable to COVID-19. Recipients are not required to repay Provider Relief Fund payments as long as they attest to and comply with certain terms and conditions, including reporting requirements, limitations on balance billing, and not using

Provider Relief Fund payments to reimburse expenses or losses that other sources have or are obligated to reimburse. A number of our tenants and borrowers have received grants under the CARES Act and related legislation.

The CARES Act and related legislation include other provisions offering financial relief. For example, Congress temporarily suspended Medicare sequestration payment adjustments, which would have otherwise reduced payments to Medicare providers by 2% as required by the Budget Control Act of 2011, (“BCA”). The sequestration adjustment was phased back in with a 1% reduction beginning April 1, 2022, and returned to 2% on July 1, 2022. The BCA sequestration has been extended through the first six months of 2032. As a result of the ARPA’s impact on the federal budget deficit, an additional Medicare payment reduction of up to 4% was required to take effect in January 2022. However, Congress has delayed implementation of this reduction until 2025.

In addition to offering economic relief to individuals and businesses, the federal legislation included provisions intended to ease legal and regulatory burdens on healthcare providers. Many of the legislative and regulatory measures allowing for flexibility in delivery of care and various financial supports for healthcare providers are available only for the duration of the PHE declared by the HHS in response to the COVID-19 pandemic. The current HHS declaration expires April 11, 2023, however, the current administration has announced that it intends to terminate the PHE declaration on May 11, 2023.

During the COVID-19 PHE, federal and state governments and local health authorities have imposed measures intended to limit the spread of COVID-19 and to mitigate the burden on the healthcare system. For example, a CMS regulation requires COVID-19 vaccinations for workers in certain Medicare- and Medicaid-certified providers and suppliers, including hospitals and long-term care facilities such as SNFs. Our managers, borrowers and tenants have been and may continue to be impacted by the health and economic effects of COVID-19.

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

It is anticipated that the trend toward increased investigation and enforcement activity will continue. In the event that any manager, tenant or borrower were to be found in violation of any of these laws and regulations, that manager’s, tenant’s or borrower’s ability to operate the facility could be jeopardized, which could adversely affect any such tenant’s or borrower’s ability to make lease or debt payments to us and could thereby adversely affect us.

Privacy and Security. Privacy and security regulations issued pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) restrict the use and disclosure of individually identifiable health information (“protected health information”), provide for individual rights, require safeguards for protected health information and require notification of breaches of unsecure protected health information. Entities subject to HIPAA include health plans, healthcare clearinghouses, and most healthcare providers (including some of our managers, tenants and borrowers). Business associates of these entities who create, receive, maintain or transmit protected health information are also subject to certain HIPAA provisions. Violations of HIPAA may result in substantial civil and/or criminal fines and penalties.

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

There are several other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security of personal data that may not be preempted by HIPAA. Federal and state data privacy and security laws and regulations and related requirements continue to evolve, and changes may affect compliance obligations, business operations and/or transactions that depend on data. In particular, the California Consumer Privacy Act (the “CCPA”) requires subject companies that process information on California residents to, among other things, provide new disclosures and options to consumers about data collection, use and sharing practices. Further, the CCPA has been subject to revision and amendments, including significant modifications made by the California Privacy Rights Act, under which the majority of requirements took effect on January 1, 2023. Colorado, Connecticut, Utah and Virginia recently enacted similar laws that take effect in 2023, and other states are considering expanding or passing privacy laws in the near term.

Many of these privacy laws and regulations and related interpretations are subject to uncertain application, interpretation or enforcement standards that could result in claims against us and/or our tenants, borrowers, and operators, extensive changes to our business practices, systems and operational processes, including our data processing and security systems, penalties, increased operating costs or other impacts on our businesses. Many of the recently enacted laws often provide for civil penalties for violations, as well as a private right of action in certain jurisdictions for data breaches and non-compliance with such laws that may increase data breach litigation and/or our susceptibility to fines or penalties from a regulator. Further, while we are using internal and external resources to monitor compliance with these laws, and continue to modify our data processing practices and policies in order to comply with evolving privacy laws, relevant regulatory authorities could disagree with our interpretation of these laws and determine that our data processing practices, or those of our borrowers and/or operators fail to address all the requirements of certain new laws, which could subject us to penalties and/or litigation. In addition, there is no assurance that our security controls over personal data, the training of employees and vendors on data privacy and data security, and the policies, procedures and practices we implemented or may implement in the future will prevent the improper disclosure of personal data.

Improper use or disclosure of personal data in violation of HIPAA and/or of other personal data protection laws could harm our reputation and cause loss of consumer confidence, either of which could have a material effect on our financial position. New privacy and security laws further could require substantial further investment in resources to comply with regulatory changes as privacy and security laws proliferate in divergent ways or impose additional obligations.

The Federal Trade Commission also has been pursuing privacy as an enforcement priority, including unfair or deceptive practices relating to privacy policies, consumer data collection and processing consent, and digital advertising practices. In addition, healthcare providers and industry participants are subject to a growing number of requirements intended to promote the interoperability and exchange of patient information. Noncompliance may result in penalties or other disincentives.

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

Environmental Regulations. As an owner of real property, we are subject to various federal, state and local laws and regulations regarding environmental, health and safety matters. These laws and regulations address, among other things, asbestos, polychlorinated biphenyls, fuel, oil management, wastewater discharges, air emissions, radioactive materials, medical wastes, and hazardous wastes, and in certain cases, the costs of complying with these laws and regulations and the penalties for non-compliance can be substantial. We may be held primarily or jointly and severally liable for costs relating to the investigation and clean-up of any property that we own from which there is or has been an actual or threatened release of a regulated material and any other affected properties, regardless of whether we knew of or caused the release. Such costs typically are not limited by law or regulation and could exceed the property’s value. In addition, we may be liable for certain other costs, such as governmental fines and injuries to persons, property or natural resources, as a result of any such actual or threatened release. Under the terms of our triple-net leases, we generally have a right to indemnification by our tenants, for any contamination caused by them. However, we cannot assure you that our tenants will have the financial capability or willingness to satisfy their respective indemnification obligations to us, and any such inability or unwillingness to do so may require us to satisfy the underlying environmental claims.

Tax Regulation

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and since our formation, have filed our U.S. federal income tax return as a REIT. We believe that we have met the requirements for qualification as a REIT since our initial REIT election in 1991, and we expect to qualify as such for each of our taxable years. Our qualification and taxation as a REIT depends upon our ability to meet on a continuing basis, through actual annual operating results, the various qualification tests and organizational requirements imposed under the Internal Revenue Code, including qualification tests based on NHI’s assets, income, distributions and stock ownership. Provided we qualify for taxation as a REIT, we generally will not be required to pay U.S. federal corporate income taxes on our REIT taxable income (computed without regard to the dividends-paid deduction or our net capital gain or loss) that is currently distributed to our stockholders. This treatment substantially eliminates the “double taxation” that ordinarily results from investment in a C corporation. We will, however, be required to pay U.S. federal income tax in certain circumstances.

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

Organizational Requirements. The Internal Revenue Code defines a REIT as a corporation, trust or association:

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

Income Test. We must satisfy two gross income tests annually to maintain our qualification as a REIT.

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
•gain from the sale of real estate assets; and
•income derived from the temporary investment of new capital that is attributable to the issuance of our shares of beneficial interest or a public offering of our debt with a maturity date of at least five years and that we receive during the one-year period beginning on the date on which we received such new capital.

Second, in general, at least 95% of our gross income for each taxable year (excluding gross income from prohibited transactions) must consist of income that is qualifying income for purposes of the 75% gross income test, other types of interest and dividends, gain from the sale or disposition of stock or securities or any combination of these.

Asset Test. To maintain our qualification as a REIT, we also must satisfy the following asset tests at the end of each quarter of each taxable year:

•First, at least 75% of the value of our total assets must consist of: (a) cash or cash items, including certain receivables, (b) government securities, (c) real estate assets, including interests in real property, leaseholds and options to acquire real property and leaseholds, (d) interests in mortgages on real property (including an interest in an obligation secured by a mortgage on both real property and personal property if the fair market value of the personal property does not exceed 15% of the total fair market value of all the property securing the obligation) or on interests in real property, (e) stock in other REITs, (f) debt instruments issued by publicly offered REITs (i.e., REITs which are required to file annual and periodic reports with the SEC under the Securities Exchange Act of 1943, as amended (the “Exchange Act”)), (g) personal property leased in connection with real property to the extent that rents attributable to such personal property do not exceed 15% of the total rent received under the lease and are treated as “rents from real property”; and (h) investments in stock or debt instruments during the one-year period following our receipt of new capital that we raise through equity offerings or offerings of debt with at least a five year term;

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

Distribution Requirements. Each taxable year, we must distribute dividends, other than capital gain dividends, to our stockholders in an aggregate amount not less than: the sum of (a) 90% of our “REIT taxable income,” computed without regard to the dividends-paid deduction or our net capital gain or loss, and (b) 90% of our after-tax net income, if any, from foreclosure property, minus the sum of certain items of non-cash income.

Taxable REIT Subsidiary. A REIT may directly or indirectly own stock in a TRS. A TRS may be any corporation in which we directly or indirectly own stock and where both NHI and the subsidiary make a joint election to treat the corporation as a TRS, in which case it is treated separately from us and will be subject to U.S. federal corporate income taxation. Our stock, if any, of a TRS is not subject to the 10% or 5% asset tests. Instead, the value of all TRSs owned by us cannot exceed 20% of the value of our assets. We currently own all of the membership interests of NHI-SS TRS, LLC, a TRS and may form additional TRSs in the future.

We also lease “qualified healthcare properties” on an arm’s-length basis to a TRS (or subsidiary thereof) and the property is operated on behalf of such subsidiary by a person who qualifies as an “independent contractor” and who is, or is related to a person who is, actively engaged in the trade or business of operating healthcare facilities for any person unrelated to us or our TRS. Generally, the rent that we receive from our TRS in such structures will be treated as “rents from real property.”

Subsidiary REITs. We, along with our TRS, currently own all of the common interests in NHI PropCo Member LLC, an entity that will elect to be taxed as a REIT under the Internal Revenue Code (the “Subsidiary REIT”) and we may own and acquire direct or indirect interests in additional Subsidiary REITs in the future. We believe that the Subsidiary REIT is organized and operates in a manner that permits it to qualify for taxation as a REIT for U.S. federal income tax purposes. However, if the Subsidiary REIT were to fail to qualify as a REIT, then (i) the Subsidiary REIT would become subject to regular U.S. corporate income tax and (ii) our equity interest in the Subsidiary REIT would cease to be a qualifying real estate asset for purposes of the 75% asset test and could become subject to the 5% asset test, the 10% voting share asset test, and the 10% value asset test generally applicable to our ownership in corporations other than REITs, qualified REIT subsidiaries (“QRSs”) and TRSs. If the Subsidiary REIT were to fail to qualify as a REIT and if we were not able to treat the Subsidiary REIT as a TRS of ours pursuant to certain prophylactic elections we have made, it is possible that we would not meet the 10% voting share test and the 10% value test with respect to our interest in the Subsidiary REIT, in which event we could fail to qualify as a REIT unless we could avail ourselves of certain relief provisions.

Failure to Qualify. If we lose our status as a REIT (currently or with respect to any tax years for which the statute of limitations has not expired), we will face serious tax consequences that will substantially reduce the funds available to satisfy our obligations, to implement our business strategy and to make distributions to our stockholders for each of the years involved because:

•We would be subject to U.S. federal income tax at the regular corporate rate applicable to regular C corporations on our taxable income, determined without reduction for amounts distributed to stockholders;

•For tax years beginning after December 31, 2022, we would possibly be subject to certain taxes enacted by the Inflation Reduction Act of 2022 that are applicable to non-REIT corporations, including the nondeductible 1% excise tax on certain stock repurchases;

•We would not be required to make any distributions to stockholders, and any dividends to stockholders would be taxable as ordinary income to the extent of our current and accumulated earnings and profits (which may be subject to tax at preferential rates to individual stockholders); and

•Unless we are entitled to relief under statutory provisions, we could not elect to be subject to tax as a REIT for four taxable years following the year during which we were disqualified.

In the event we are no longer required to pay dividends to maintain REIT status, this could adversely affect the value of our common stock. See “Item 1A. Risk Factors - Risks Related to Our Status as a REIT”.

Investment Policies

Our investment objectives are to (i) provide consistent and growing current income for distribution to our stockholders through investments primarily in healthcare-related facilities or in the operations thereof through independent third-party management, (ii) provide the opportunity to realize capital growth resulting from appreciation, if any, in the residual value of our portfolio properties, and (iii) preserve and protect stockholders’ capital through a balance of diversity, flexibility and liquidity. There can be no assurance that these objectives will be realized. Our investment policies include making investments in real estate, mortgage and other notes receivable, and joint ventures structured to comply with the provisions of RIDEA. We consider the creditworthiness of the operator to be an important factor in underwriting the lease or loan investment, and we generally have the right to approve any changes in operators.

During 2022, we made commitments to fund new investments in real estate and loans totaling approximately $101.5 million. In making new investments, we consider such factors as (i) the geographic area and type of property, (ii) the location, construction quality, condition and design of the property, (iii) the current and anticipated cash flow and its adequacy to meet operational needs, and lease or mortgage obligations to provide a competitive income return to our investors, (iv) the growth, tax and regulatory environments of the communities in which the properties are located, (v) occupancy and demand for similar facilities in the same or nearby communities, (vi) the quality, experience and creditworthiness of the management operating the facilities located on the property and (vii) the mix of private and government-sponsored residents. There can be no assurances that investments meeting our standards regarding these attributes will be found or closed. Our intention is to make investments in properties with substantial, long-term potential. However, we may choose to sell properties if they no longer meet our investment objectives.

We will not, without the approval of a majority of the Board of Directors and review of a committee comprised of disinterested directors, enter into any joint venture or partnership relationships with or acquire from or sell to any director, officer or employee of NHI, or any affiliate thereof, as the case may be, any of our assets or other property.

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

Our investments in healthcare-related facilities may utilize borrowed funds or the issuance of equity. We may negotiate lines of credit or arrange for other short or long-term borrowings from lenders. We may arrange for long-term borrowings from institutional investors or through public offerings. We have previously invested, and may in the future invest, in properties subject to existing loans or secured by mortgages, deeds of trust or similar liens with favorable terms or in mortgage investment pools.

Investor Information

We publish our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports on our website at www.nhireit.com. We have a policy of publishing these on the website as soon as reasonably practicable after filing them with, or furnishing them to, the SEC. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K. The SEC also maintains reports, proxy statements, information statements, and other information regarding issuers that file electronically at http://www.sec.gov.

We also maintain the following documents on our website:

▪The NHI Code of Business Conduct and Ethics which has been adopted for all employees, officers and directors of the Company.

▪Information on our “NHI EthicsPoint” which allows all interested parties to communicate with NHI executive officers and directors. The toll free number is 877-880-2974 and the communications may be made anonymously, if desired.

▪The NHI Restated Audit Committee Charter.

▪The NHI Revised Compensation Committee Charter.

▪The NHI Revised Nominating and Corporate Governance Committee Charter.

▪The NHI Corporate Governance Guidelines.

We will furnish, free of charge, a copy of any of the above documents to any interested investor upon receipt of a written request.

Our transfer agent is Computershare. Computershare will assist registered owners with the NHI Dividend Reinvestment plan, change of address, transfer of ownership, payment of dividends, replacement of lost checks or stock certificates. Computershare’s contact information is: Computershare Trust Company, N.A., P.O. Box 43078, Providence, RI 02940-3078. The toll free number is 800-568-3476 and the website is www.computershare.com.

ITEM 1A. RISK FACTORS

There are many significant factors that could materially adversely impact our financial condition, results of operations, cash flows, distributions and stock price. The following are risks we believe are material to our stockholders. There may be additional risks and uncertainties that we have not presently identified or have not deemed material. Some of the following risk factors constitute forward-looking statements. Please refer to “Cautionary Statement Regarding Forward Looking Statements” at the beginning of this Annual Report on Form 10-K.

Risks Related to Our Managers, Tenants and Borrowers

Actual or perceived risks associated with public health epidemics or outbreaks, such as the COVID-19 pandemic, have had and may in the future have a material adverse effect on our operators’ business and results of operations.

The business and results of operations of the operators of our properties and the Company have been and may continue to be affected by the COVID-19 pandemic, and could in the future be adversely affected by other pandemics, epidemics, outbreaks of infectious disease or other public health crises. Our tenants and borrowers provide services to individual consumers, the majority of whom may be more vulnerable than the general population during a public health crisis due to their age, complex medical conditions, or other socioeconomic factors. For example, according to the Centers for Disease Control and Prevention, older adults and people with certain underlying medical conditions are at higher risk for serious illness and death from COVID-19. Although vaccines and booster shots for the COVID-19 virus are widely available in the United States, COVID-19 continues to result in a significant number of hospitalizations. In addition, there are uncertainties about the efficacy of the vaccines against the growing number of COVID-19 variants.

Revenues for the tenants and operators of our properties are significantly impacted by occupancy. A public health crisis may diminish the public trust in senior housing properties or medical facilities, especially those that have treated or house consumers affected by contagious diseases, which may result in a decline in consumers seeking services offered through our properties. Building occupancy rates at several of our properties has decreased significantly in comparison to pre-pandemic levels for a variety of reasons tied to COVID-19, including potential occupants’ postponement of moving to a senior housing facility due to perceived risks of community living arrangements. Such decreased occupancy is likely to continue in 2023, and could be further impacted by federal initiatives intended to reduce the number of multi-occupancy rooms in SNFs. In addition, actions our operators take to address COVID-19 have materially increased their operating costs, in comparison to pre-pandemic levels, and a future health crisis may also result in increased operating costs. Such costs include those related to enhanced health and safety precautions and increased retention and recruitment labor costs among other measures. A decrease in occupancy or increase in costs is likely to have a material adverse effect on the ability of our tenants and operators to meet their financial and other contractual obligations to us, including the payment of rent, as well as on our results of operations. In some cases, we have had to, and may continue to have to, write-off unpaid rental payments, incur lease accounting charges due to the uncollectibility of rental payments and/or restructure our tenants’ and operators’ long-term rent obligations. In response to requests by operators adversely impacted by COVID-19, we provided pandemic-related rent concessions totaling $10.7 million during 2022. Furthermore, infections at our facilities could lead to material increases in litigation costs for which our operators, or possibly we, may be liable.

The federal, state and local governments have implemented assistance programs in connection with COVID-19 that have benefited certain of our tenants and operators, but such government assistance may be insufficient to offset the downturn in business of our tenants and operators. In addition, federal and state governments and local health authorities have imposed measures intended to limit the spread of COVID-19 and to mitigate the burden on the healthcare system, which have increased or may in the future increase operating costs for our tenants, managers and borrowers. For example, a CMS regulation requires COVID-19 vaccinations for workers in most Medicare- and Medicaid-certified providers and suppliers, including hospitals and long-term care facilities such as SNFs. This vaccine mandate may result in heightened labor challenges for our tenants, managers and borrowers. Labor challenges may be exacerbated because the staff of our tenants and borrowers may be at greater risk of contracting contagious diseases due to their frequent exposure to vulnerable patients.

The COVID-19 pandemic continues to evolve. The continuation of, or any increase in the severity of, the COVID-19 pandemic, including the possibility of new COVID-19 variants, could have a material adverse effect on our operators’ business and results of operations. The extent to which the COVID-19 pandemic will continue to impact our business and results of operations will depend on future developments related to the pandemic, such as the duration and severity of the pandemic, the acceptance and distribution of effective medical treatments and vaccines (including additional doses of vaccines) and the impact of government actions affecting the healthcare industry and broader economy. In addition, a future pandemic or similar public health emergency, and the public’s and government’s response to any such future public health crisis, could have a material, adverse effect on our business.

We depend on the operating success of our tenants, managers and borrowers and if their financial condition or business prospects deteriorate, our financial condition and results of operations could be adversely affected.

We rely on our tenants, managers and borrowers and their ability to perform their obligations to us,. Any of our tenants, managers or borrowers may experience a weakening in their overall financial condition, including as a result of deteriorating operating performance, changes in industry or market conditions, including rising interest rates or inflation, or other factors. If their financial condition deteriorates, they may be unable or unwilling to make payments or perform their obligations to us in a timely manner if at all.

Revenues for the operators of our properties are primarily driven by occupancy and reimbursement by Medicare, Medicaid and private payor. Revenues from government reimbursement have, and may continue to, come under pressure due to reimbursement cuts resulting from federal and state budget shortfalls and constraints. Periods of weak economic growth in the U.S. which affect housing sales, investment returns and personal incomes may adversely affect senior housing occupancy rates. An oversupply of senior housing real estate may also apply downward pressure to the occupancy rates of our operators. Expenses for the facilities are driven by the costs of labor, food, utilities, taxes, insurance and rent or debt service. Liability insurance and staffing costs continue to increase for our operators. Historically low unemployment has created significant wage pressure for our operators.

In addition, inflation, both real and anticipated as well as any resulting governmental policies, could adversely affect the economy and the costs of labor, goods and services for our operators. Because our operators are typically required to pay all property operating expenses, increases in property-level expenses at our leased properties generally do not directly affect us. Increased operating costs could have an adverse impact on our operators if increases in their operating expenses exceed increases in their revenue, which may adversely affect their ability to pay rent owed to us. An increase in our operators’ expenses and a failure of their revenues to increase at least with inflation could adversely affect our operators’ and our financial condition and our results of operations.

To the extent any decrease in revenues and/or any increase in operating expenses of our operators results in a property not generating enough cash to make scheduled payments to us, our revenues, net income and funds from operations would be adversely affected. Such events and circumstances would cause us to evaluate whether there was an impairment of the real estate or mortgage loan that should be charged to earnings. Such impairment would be measured as the amount by which the carrying amount of the asset exceeded its fair value. Consequently, we might be unable to maintain or increase our current dividend and the market price of our stock may decline.

We are exposed to the risk that our managers, tenants and borrowers may become subject to bankruptcy or insolvency proceedings.

Although our lease agreements provide us the right to evict a tenant/operator and demand immediate payment of rent and exercise other remedies, and our mortgage loans provide us the right to terminate any funding obligations, demand immediate repayment of principal and unpaid interest, foreclose on the collateral and exercise other remedies, the bankruptcy laws afford certain rights to a party that has filed for bankruptcy or reorganization. A tenant or borrower in bankruptcy may be able to limit or delay our ability to collect unpaid rent in the case of a lease or to receive unpaid principal and/or interest in the case of a mortgage loan and to exercise other rights and remedies. For example, a tenant may reject its lease with us in a bankruptcy proceeding. In such a case, our claim against the tenant for unpaid and future rents would be limited by the statutory cap of the U.S. Bankruptcy Code. This statutory cap could be substantially less than the remaining rent owed under the lease, and any claim we have for unpaid rent might not be paid in full. In addition, a tenant may assert in a bankruptcy proceeding that its lease should be re-characterized as a financing agreement. If such a claim is successful, our rights and remedies as a lender, compared to a landlord, are generally more limited. We may be required to fund certain expenses (e.g. real estate taxes, maintenance and capital improvements) to preserve the value of a property, avoid the imposition of liens on a property and/or transition a property to a new tenant or borrower. In some instances, we have terminated our lease with a tenant and leased the facility to another tenant. In certain of those situations, we provided working capital loans to, and limited indemnification of, the new tenant. If we cannot transition a leased facility to a new tenant, we may take possession of that property, which may expose us to certain successor liabilities. Should such events occur, our revenue and operating cash flow may be adversely affected.

Certain tenants in our portfolio account for a significant percentage of the rent we expect to generate from our portfolio, and the failure of any of these tenants to meet their obligations to us could materially and adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

The successful performance of our real estate investments is materially dependent on the financial stability of our tenants/operators. For the year ended December 31, 2022, approximately 30% of our total revenue is generated by two tenants, including Senior Living (18%), and NHC (13%). Payment defaults or a decline in the operating performance by these or other tenants/operators could materially and adversely affect our business, financial condition and results of operations and our ability to pay expected dividends to our stockholders. As previously disclosed, we received no rent due under a master lease from a Welltower-controlled subsidiary, which master lease represented 12% of our total revenue for the year ended December 31, 2020, after a change in tenant ownership occurred in late July 2021. Following the filing of a lawsuit, NHI was able to settle the dispute and terminate the master lease with respect to these properties effective April 1, 2022. In the event of another tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. Further, we may not be able to re-lease the property for the rent previously received, or at all, or lease terminations may cause us to sell the property at a loss. The result of any of the foregoing risks could materially and adversely affect our business, financial conditions and results of operations and our ability to make distributions to our stockholders.

Two members of our Board of Directors are also members of the board of directors of NHC, and their interests may differ from those of our stockholders.

Two of our board members, including our chairman of the Board of Directors, are also members of NHC’s board of directors. Those directors may have conflicting interests with holders of the Company’s common stock with respect to the NHC properties. During the year ended December 31, 2022, revenue from NHC represented 13% of our total revenue. With respect to all decisions by our Board of Directors related to the NHC properties, the two directors that are also members of NHC’s board of directors are recused and do not participate in the NHI Board discussions or vote related to such matters. However, these relationships could influence the Board of Director’s decisions in with respect to the properties leased to and operated by NHC. As of December 31, 2022, NHC owned 1,630,642 shares (approximately 4%) of our common stock.

We are exposed to risks related to governmental regulations and payors, principally Medicare and Medicaid, and the effect of changes to laws, regulations and reimbursement rates on our tenants’ and borrowers’ business.

Our tenants, managers and borrowers are subject to complex federal, state and local laws and regulations relating to governmental healthcare programs. See “Item 1. Business - Government Regulation.” Regulation of the healthcare industry generally has intensified over time both in the number and type of regulations and in the efforts to enforce those regulations. Federal, state and local laws and regulations affecting the healthcare industry include those relating to, among other things, licensure; certification and enrollment with government programs; facility operations; addition or expansion of facilities; services and equipment; allowable costs; the preparation and filing of cost reports; privacy and security of health related and other personal information; prices for services; quality of medical equipment and services; necessity and adequacy of medical care, patient rights, billing and coding for services and properly handling overpayments; maintenance of adequate records; relationships with physicians and other referrals sources and referral recipients; debt collection; communications with patients and consumers; interoperability; and information blocking. If our tenants, operators or borrowers fail to comply with applicable laws and regulations, they may be subject to liabilities and other consequences including civil penalties, loss of facility licensure, exclusion from participation in the Medicare, Medicaid, and other government healthcare programs, civil lawsuits and criminal penalties. In addition, different interpretations or enforcement of, or changes to, applicable laws and regulations in the future could subject current or past practices to allegations of illegality or impropriety or could require our tenants, managers and borrowers to make changes to their facilities, equipment, personnel, services, and operating expenses If the operations, cash flows or financial condition of our tenants, operators and/or borrowers are materially adversely impacted by current or future government regulation, our revenue and operations may be adversely affected as well. In addition, if an operator, borrower or tenant defaults on its lease or loan with us, our ability to replace the operator or tenant may be delayed by federal, state, or local approval processes.

Our tenants’, operators’ and borrowers’ businesses are also affected by government and private payor reimbursement. Payments from government programs and private payors are subject to statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set-offs, administrative rulings, policy interpretations, payment or other delays by fiscal intermediaries, government funding restrictions (at a program level or with respect to specific facilities) and interruption or delays in payments due to any ongoing governmental investigations and audits at such facilities. In recent years, legislative and regulatory changes have resulted in limitations and reductions in payments for certain services under government programs. For example, as a result of federal deficit reduction initiatives, Medicare reimbursement is subject to automatic, across-the-board spending reductions known as sequestration. Several states face budgetary pressures that have resulted, and will likely continue to result, in reduced Medicaid funding, through such measures as tightening patient eligibility requirements, reducing coverage, and enrolling Medicaid recipients in managed care programs. In addition, CMS may implement or oversee changes through new or modified demonstration projects, including those authorized pursuant to Medicaid waivers.

Any reductions in Medicare or Medicaid reimbursement could have an adverse effect on the financial operations of our borrowers, operators and tenants who operate SNFs. Further, reductions in payments under government healthcare programs may negatively impact payments from private payors, as some private payors rely on government payment systems to determine payment rates. There can be no assurance that adequate reimbursement levels will continue to be available for services provided by any facility operator, whether the facility receives reimbursement from Medicare, Medicaid or private payor sources. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on an operator’s liquidity, financial condition and results of operations, which could adversely affect the ability of an operator to meet its obligations to us.

More generally, the legislative and regulatory environment for healthcare products and services is dynamic, and Congress and certain state legislatures have considered or enacted a large number of laws and regulations intended to make major changes in the healthcare system, including laws that affect how healthcare services are delivered and reimbursed. Recent government initiatives and proposals relevant to our properties include those focused on transparency of SNF ownership and minimum SNF staffing requirements. Other industry participants, such as private payors, may also introduce financial or delivery system reforms. There is uncertainty with regard to whether, when and what health reform initiatives will be adopted in the future and the impact of such reform efforts on providers and other healthcare industry participants, including our tenants, managers and borrowers.

We are exposed to the risk that the cash flows of our tenants, managers and borrowers may be adversely affected by increased liability claims and liability insurance costs.

ALF and SNF operators have experienced substantial increases in both the number and size of patient care liability claims in recent years. As a result, general and professional liability costs have increased and may continue to increase. Nationwide, long-term care liability insurance rates are increasing because of large jury awards in states like Texas and Florida. Both Texas and Florida have now adopted SNF liability laws that modify or limit tort damages. Despite some of these reforms, the long-term care industry overall continues to experience very high general and professional liability costs. Insurance companies have responded to this claims crisis by severely restricting their capacity to write long-term care general and professional liability policies. No assurance can be given that the climate for long-term care general and professional liability insurance will improve in either of the foregoing states or any other states where the facilities operators conduct business. Insurance companies may continue to reduce or stop writing general and professional liability policies for ALFs and SNFs. Thus, general and professional liability insurance coverage may be restricted, very costly or not available. Increased general and professional liability costs, may adversely affect our tenants’ or operators’ future operations, cash flows and financial condition and may have a material adverse effect on the tenants’ or operators’ ability to meet their obligations to us.

We are exposed to the risk that we may not be fully indemnified by our tenants, managers and borrowers against future litigation.

Our leases and notes require that the tenant/manager/borrowers name us as an additional insured party on their insurance policies covering professional liability or personal injury claims. These instruments also require the tenant/borrower to indemnify and hold us harmless for all claims arising out of or incidental to the occupancy and use of each facility. However, claims could exceed the policy limits, the insurance company could fail or coverage may not otherwise be available. We cannot give any assurance that these protective measures will completely eliminate any risk to us related to future litigation, the costs of which could have a material adverse impact on us.

Risks Related to Our Business and Operations

We depend on the success of property development and construction activities, which may fail to achieve the operating results we expect.

When we decide to invest in the renovation of an existing property or in the development of a new property, we make assumptions about the future potential cash flows of that property. We estimate our return based on expected occupancy, rental rates and future capital costs. If our projections prove to be inaccurate due to increased capital costs, lower occupancy or other factors, our investment in that property may not generate the cash flow we expected. Construction and development projects involve risks such as (i) development of a project could be abandoned after expending significant resources resulting in loss of deposits or failure to recover expenses already incurred; (ii) development and construction costs of a project could exceed original estimates due to increased interest rates and higher material costs; (iii) project delays could results in increases in construction costs and debt service expenses as a result of a variety of factors that are beyond our control, including natural disasters, labor conditions, material shortages, and regulatory hurdles; and (iv) financing for a project could be unavailable on favorable terms or at all. Recently developed properties may take longer than expected to achieve stabilized operating levels, if at all. To the extent such facilities experience such increases in cost or delays in construction or financing, or otherwise fail to reach stabilized operating levels or achieve stabilization later than expected, it could materially adversely affect our tenants’ abilities to make payments to us under their leases and thus adversely affect our business and results of operations.

We are exposed to the risk that the illiquidity of real estate investments could impede our ability to respond to adverse changes in the performance of our properties.

Real estate investments are relatively illiquid and, therefore, our ability to quickly sell or exchange any of our properties in response to changes in economic and other conditions, including rising interest rates, may be limited. All of our properties are "special purpose" properties that cannot be readily converted to general residential, retail or office use. Facilities that participate in Medicare or Medicaid must meet extensive program requirements, including physical plant and operational requirements.

Transfers of operations of facilities are subject to regulatory approvals not required for transfers of other types of real estate. Thus, if the operation of any of our properties becomes unprofitable due to competition, age of improvements or other factors such that our tenant or borrower becomes unable to meet its obligations on the lease or mortgage loan, the liquidation value of the property may be less than the net book value or the amount owed on any related mortgage loan, because the property may not be readily adaptable to other uses. The sale of the property or the replacement of an operator that has defaulted on its lease or loan could also be delayed by the approval process of any federal, state or local agency necessary for the transfer of the property or the replacement of the operator with a new operator licensed to manage the facility. No assurances can be given that we will recognize full value for any property that we are required to sell for liquidity reasons. Should such events occur, our results of operations and cash flows could be adversely affected.

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

Effective January 31, 2020, we entered into a joint venture with Life Care Services (“LCS”) which consists of two parts, NHI-LCS JV I, LLC (“Timber Ridge PropCo”), which owns the real estate and is owned 80% by NHI and 20% by LCS, and Timber Ridge OpCo, LLC (“Timber Ridge OpCo”) which operates the property and is owned 25% by NHI’s TRS and 75% by LCS. Rents received from the Timber Ridge OpCo in the RIDEA structure are treated as qualifying rents from real property for REIT tax purposes only if (i) they are paid pursuant to a lease of a “qualified healthcare property” and (ii) the operator qualifies as an “eligible independent contractor,” as defined in the Internal Revenue Code. If either of these requirements are not satisfied, then the rents will not be qualifying rents.

As part of acquisition of the real estate in January 2020, Timber Ridge PropCo accepted the property subject to trust liens previously granted to residents of Timber Ridge. Beginning in 2008, early residents of Timber Ridge executed loans to the then owner/operators backed by liens and entered into a Deed of Trust and Indenture of Trust (the “Deed and Indenture”) for the benefit of the trustee on behalf of all residents who made mortgage loans to the owner/operator in accordance with a resident agreement. The Deed and Indenture granted a security interest in the Timber Ridge property to secure the loans made by the early residents of the property this practice was discontinued at Timber Ridge in 2008, prior to our investment. However, the remaining outstanding “old” loans made by the residents are still secured by a security interest in the Timber Ridge property. The trustee for all of the residents who made “old” loans in accordance with the resident agreements entered into a subordination agreement concurrent with Timber Ridge PropCo’s acquisition of the property, pursuant to which the trustee acknowledged and confirmed that the security interests created under the Deed and Indenture were subordinate to any security interests granted in connection with the loan made by NHI to Timber Ridge PropCo. With the periodic settlement of some of the outstanding resident loans in the course of normal entrance-fee community operations by Timber Ridge OpCo, the balance owing on the Deed and Indenture at December 31, 2022 was $13.6 million. By terms of the resident loan assumption agreement, during the term of the lease (seven years with two renewal options), Timber Ridge OpCo is to indemnify Timber Ridge PropCo for any repayment by Timber Ridge PropCo of these liabilities under the guarantee. We cannot give any assurance that these protective measures will completely eliminate any risk to us related to claims under the Deed and Indenture.

As a result of the RIDEA structure, we have an investment in the operations of Timber Ridge. Timber Ridge is a Class A quality, Type A care CCRC. A Type A entrance fee community generally means the care of the resident is provided for upon payment of an entrance fee and thereafter payment of a monthly set service fee. The entrance fee is divided into a refundable and non-refundable portion depending upon the resident’s chosen contract program. The service fee is determined at the time of move-in into an IL unit and is subject to certain inflation-based adjustments regardless of the resident’s future care needs. A resident must move into an IL unit initially and not require care at the time of move-in. However, thereafter the resident’s care requirements from assisted living to memory care to skilled nursing are provided for. The refundable portion of the upfront entrance fee is recorded as a liability on the financial statements of Timber Ridge OpCo. The non-refundable portion of the upfront entrance fee is recorded as deferred revenue and amortized over the actuarial life of the resident. We believe the structure of the joint venture does not require that Timber Ridge OpCo’s financial statements be consolidated into NHI, but if we are unable to properly maintain that structure or become required for any reason to consolidate Timber Ridge OpCo’s financial statements into ours, the results would have a material adverse impact on our financial results.

We are subject to additional risks related to healthcare operations associated with our investments in unconsolidated entities, which could have a material adverse effect on our results of operations.

Since January 31, 2020, we have one investment in an unconsolidated entity, Timber Ridge OpCo. As such, we are exposed to various operational risks with respect to this investment that may increase our costs or adversely affect our ability to increase revenues. These risks include fluctuations in resident occupancy, operating expenses, and economic conditions; competition; certification and inspection laws, regulations, and standards; the availability of and increases in cost of general and professional liability insurance coverage; litigation; federal, state and local taxes and regulations; costs associated with government investigations and enforcement actions; the availability and increases in cost of labor; and other risks applicable to any operating business. Any one or a combination of these factors may adversely affect our revenue and operations.

COVID-19 has had and may continue to have an adverse effect on our overall business and financial performance.

COVID-19 has caused, and may continue to cause, severe economic, market and other disruptions worldwide. We cannot assure you that conditions in the bank lending, capital and other financial markets will not continue to deteriorate as a result of the COVID-19 pandemic, or that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. Such future constraints could increase our borrowing costs, which would make it more difficult or expensive to obtain additional financing or refinance existing obligations and commitments.

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

We are exposed to operational risks with respect to our SHOP structured communities.

During 2022, we transitioned 15 of our former Holiday properties to be SHOP structured communities. Our SHOP structured communities expose us to various operational risks that may increase our costs or adversely affect our ability to generate revenues. As the owner of a property under a SHOP structure, we are ultimately responsible for all operational risks and other liabilities of the property, other than those arising out of certain actions by our manager, such as gross negligence or willful misconduct. Operational risks include, and our resulting revenues therefore depend on, among other things: (i) occupancy rates; (ii) rental rates charged to residents; (iii) our operators’ reputations and ability to attract and retain residents; (iv) general economic conditions and market factors that impact seniors including those exacerbated by the COVID-19 pandemic; (v) competition from other senior housing providers; (vi) compliance with federal, state, and local laws and regulations and industry standards; (vii) litigation involving our properties or residents, including but not limited to litigation related to COVID-19; (viii) the availability and cost of general and professional liability insurance coverage or increases in insurance policy deductibles; and (ix) the ability to control operating expenses, which have increased, and may continue to increase, due to the COVID-19 pandemic. In addition, the success of our SHOP structured communities will depend largely on our ability to establish and maintain good relationships with our managers. Although the SHOP structure gives us certain oversight approval rights (e.g., budgets, material contracts, etc.) and the right to review operational and financial reporting information, we have outsourced to our third-party managers the day to day operations of the communities. Therefore, we are dependent on our managers to operate these communities in a manner that complies with applicable law, minimizes legal risk and maximizes the value of our investment. Failure by our managers to adequately manage these risks could have a material adverse effect on our business, results of operations and financial condition.

From time to time, disputes may arise between us and our managers regarding their performance or compliance with the terms of the agreements we have entered into with them, which in turn could adversely affect our results of operations. We will generally attempt to resolve any such disputes through discussions and negotiations; however, if we are unable to reach satisfactory results through discussions and negotiations, we may choose to terminate the applicable agreement, litigate the dispute or submit the matter to third-party dispute resolution, the outcome of which may be unfavorable to us.

In the event that any of the agreements with our managers are terminated, we can provide no assurances that we could find a replacement manager or that any replacement manager will be successful in managing our SHOP structured communities.

Breaches of, disruptions to, or other unauthorized interference with the privacy and security of Company information could cause us to incur substantial costs and reputational damage, and could become subject to litigation and enforcement actions.

Our business, like that of other REITs, involves the receipt, storage and transmission of information about our Company, our tenants, managers and borrowers, and our employees, some of which is entrusted to third-party service providers and vendors. We also work with third-party service providers and vendors to provide technology, systems and services that we use in connection with the receipt, storage and transmission of this information. As a matter of course, we may store or process the personal data of employees and other persons as required to provide our services and such personal data or other data may be hosted or exchanged with our partners and other third-party providers.

As with all companies that utilize information systems, our information systems, and those of our third-party service providers and vendors, may be vulnerable to continually evolving cybersecurity risks. We employ industry standard administrative, technical and physical safeguards designed to protect the integrity and security of personal data we collect or process. We have implemented and regularly review and update processes and procedures to protect against unauthorized access to or use of secured data and to prevent data loss. Unauthorized parties may attempt to gain access to these systems or our information through fraud or deception of our associates, third-party service providers or vendors. Hardware, software or applications we obtain from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are also constantly changing and evolving and may be difficult to anticipate or detect for long periods of time. The ever-evolving threats mean we and our third-party service providers and vendors must continually evaluate and adapt our respective systems and processes, and there is no guarantee that they will be adequate to safeguard against all data security breaches or misuses of data. Despite the security measures we have in place, and any additional measures we may implement in the future, our facilities and systems, and those of our third-party service providers, could be vulnerable to service interruptions, outages, cyber-attacks and security breaches and incidents, human error, earthquakes, hurricanes, floods, pandemics, fires, other natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks and other geopolitical unrest, computer viruses, ransomware, and other malicious software, changes in social, political, or regulatory conditions or in laws and policies, or other changes or events.

Any significant compromise or breach of our data security, whether external or internal, or misuse of our data, could disrupt our operations, result in significant costs, fines and lawsuits, harm our business relationships, increase our security and insurance costs and damage our reputation. Moreover, any significant cybersecurity events could require us to devote significant management resources to address the problems created by such events, interfere with the pursuit of other important business strategies and initiatives, and cause us to incur additional expenditures, which could be material, including to investigate such events, remedy cybersecurity problems, recover lost data, prevent future compromises and adapt systems and practices in response to such events. There is no assurance that any remedial actions will meaningfully limit the success of future attempts to breach our information technology systems.

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

Under various federal and state laws, owners or operators of real property may be required to respond to the release of hazardous substances on the property and may be held liable for property damage, personal injuries or penalties that result from environmental contamination of currently or formerly owned real estate, often regardless of knowledge of or responsibility for the contamination. These laws also expose us to the possibility that we may become liable to reimburse the government for damages and costs it incurs in connection with the contamination. Generally, such liability attaches to a person based on the person’s relationship to the property. Although our tenants and operators are primarily responsible for the condition of the property they occupy, we also could be held liable to a governmental authority or to third parties for property damage, personal injuries, and for investigation and clean-up costs incurred in connection with the contamination or we could be required to incur additional costs to change how the property is constructed or operated due to presence of such substances. However, we review environmental site assessment of the properties that we purchase or encumber prior to taking an interest in them. Those assessments are designed to meet the “all appropriate inquiry” standard, which qualifies us for the innocent purchaser defense if environmental liabilities arise. Notwithstanding these assessments, however, environmental liabilities, including mold, may be present in our properties and we may incur costs to remediate contamination, which could have a material adverse effect on our business or financial condition. In addition, the presence of hazardous substances or a failure to properly remediate any resulting contamination could adversely affect our ability to lease, mortgage, or sell an affected property.

We are subject to risks of damage from catastrophic weather and other natural or man-made disasters and the physical effects of climate change.

Natural and man-made disasters, including terrorist attacks and acts of nature such as hurricanes, tornados, earthquakes, flooding and wildfires, may cause damage to our properties or business disruption to our tenants, managers and borrowers. These adverse weather and natural or man-made events could cause substantial damage or loss to our properties which could exceed applicable property insurance coverage. Such events could also have a material adverse impact on our tenants’, operators’ and borrowers’ operations and ability to meet their obligations to us. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected property, as well as anticipated future revenue from that property. Any such loss could materially and adversely affect our business and our financial condition and results of operations.

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

From time to time, we will have cash available from principal payments on our notes receivable and the sale of properties, including tenant purchase option exercises, under the terms of master leases or similar financial support arrangements. We must reinvest these proceeds, on a timely basis, in new investments or in qualified short-term investments. We compete for real estate investments with a broad variety of potential investors. This competition for attractive investments may negatively affect our ability to make timely investments on terms acceptable to us. Delays in reinvesting our cash may negatively impact revenues and the amount of distributions to stockholders.

Competition for acquisitions may result in increased prices for properties.

We may face increased competition for acquisition opportunities from other well-capitalized investors, including publicly traded and privately held REITs, private real estate funds, partnerships and others. This may mean that we are unsuccessful in a potential acquisition of a desired property at an acceptable price or, even if we are able to acquire a desired property, competition from other real estate investors may significantly increase the purchase price.

We depend on our ability to retain our management team and other personnel and attract suitable replacements should any such personnel leave.

The management and governance of the Company depends on the services of certain key personnel, including senior management. The departure of any key personnel could have an adverse effect on the Company and adversely affect our financial condition and results of operations. Our senior management team possesses substantial experience and expertise and has strong business relationships with our tenants and operators and other members of the business communities and industries in which we operate. As a result, the loss of these personnel could jeopardize our relationships and operations. We cannot predict the impact that any such departures could have on our ability to achieve our objectives. Furthermore, such a loss could be negatively perceived in the capital markets. Other than Mr. Mendelsohn, our Chief Executive Officer, we do not have employment agreements with any of our management team. In addition, we do not have key man insurance on any of our key employees. Our ability to retain and motivate our management team and other personnel and attract suitable replacements should any such personnel leave, could have a significant impact on our financial condition and results of operations.

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

In 2022, we recorded impairment charges totaling $51.6 million on 19 properties. In 2021, we recognized impairments of $51.8 million on ten properties.

Our ability to raise capital through equity sales is dependent, in part, on the market price of our common stock, and our failure to meet market expectations with respect to our business, or other factors we do not control, could negatively impact such market price and availability of equity capital.

As of December 31, 2022, we had the potential to access the remaining $415.7 million through the issuance of common stock under our $500.0 million ATM program. In addition, we maintain an effective automatic shelf registration statement through which capital could be raised via the issuance of equity securities. As with other publicly traded companies, the availability of equity capital will depend, in part, on the market price of our common stock which, in turn, will depend upon various market conditions and other factors, some of which we cannot control, that may change from time to time including:

•the extent of investor interest;
•the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
•the financial performance of us and our tenants, managers and borrowers;
•investment and tenant concentrations in our investment portfolio;
•concerns about our operators’, tenants’ and borrowers’ financial condition due to uncertainty regarding reimbursement from governmental and other third-party payor programs;
•our credit ratings and analyst reports on us and the REIT industry in general, including recommendations, and our ability to meet our guidance estimates or analysts’ estimates;
•general economic, global and market conditions, including changes in interest rates on fixed income securities, which may lead prospective purchasers of our common stock to demand a higher annual yield from future distributions;
•our failure to maintain or increase our dividend, which is dependent, to a large part, on the increase in funds from operations, which in turn depends upon increased revenues from additional investments and rental increases; and
•other factors such as governmental regulatory action and changes in REIT tax laws, as well as changes in litigation and regulatory proceedings.

The market value of the equity securities of a REIT is generally based upon the market’s perception of the REIT’s growth potential and its current and potential future earnings and cash distributions. Our failure to meet the market’s expectation with regard to future earnings and cash distributions would likely adversely affect the market price of our common stock and, as a result, the availability of equity capital to us.

Risks Related to Our Debt

We may need to refinance existing debt or incur additional debt in the future, which may not be available on terms acceptable to us.

We operate with a policy of incurring debt when, in the opinion of our Board of Directors, it is advisable. Currently, we believe that our current liquidity, availability under our unsecured credit facility, potential proceeds from our ATM equity program and our capacity to service additional debt will enable us to meet our obligations, including dividends, and continue to make investments in healthcare real estate. On March 31, 2022, we entered into a new unsecured revolving credit agreement (the “2022 Credit Agreement”) providing us with a $700.0 million unsecured revolving credit facility, replacing our previous $550.0 million unsecured revolver. The 2022 Credit Agreement matures in March 2026, but may be extended at our option, subject to the satisfaction of certain conditions, for two additional six-month periods. In January 2023, we repaid $125 million in private placement notes upon maturity. As a result, as of January 31, 2023 we have approximately $1.2 billion in outstanding indebtedness and approximately $498.0 million available to draw under our unsecured revolving credit facility. We have a $50.0 million term loan maturing in November 2023 and $240.0 million maturing in September 2023. We may incur additional debt by borrowing under our 2022 Credit Agreement, mortgaging properties we own and/or issuing debt securities in a public offering or in a private transaction. Our ability to raise reasonably priced capital is not guaranteed. We may be unable to raise reasonably priced capital because of reasons related to our business or for reasons beyond our control, such as market conditions and rising interest rates. If our access to capital becomes limited, it could have an impact on our ability to refinance our debt obligations, fund dividend payments, acquire properties and fund acquisition activities.

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

We plan to manage the Company to maintain a capital structure consistent with our current profile, but there can be no assurance that we will be able to maintain our current credit ratings. Moody's Investors Services (“Moody's”) announced on October 13, 2022 that it has affirmed the Company’s investment grade issuer credit rating and a senior unsecured debt rating of Baa3 and has revised it with a “Stable” outlook to the Company. Fitch Ratings (“Fitch”) reaffirmed its BBB- and “Stable” outlook on the Company on December 9, 2021 and S&P Global Ratings (“S&P Global”) also reaffirmed its BBB- and “Stable” outlook on the Company at November 14, 2022. Any downgrades of ratings or changes to outlooks by any or all of the rating agencies could have a material adverse effect on our cost and availability of capital, which could in turn have a material adverse effect on our results of operations, liquidity, cash flows, the trading/redemption price of our securities and our ability to satisfy our debt service obligations and to pay dividends and distributions to our equity holders.

We depend on revenues derived mainly from fixed rate investments in real estate assets, while a portion of our debt used to finance those investments bears interest at variable rates.

Our business model assumes that we can earn a spread between the returns earned from our investments in real estate as compared to our cost of debt and/or equity capital. Interest rates have been increasing over the past year and, as a result, the spread and our profitability on our investments have decreased. We are exposed to interest rate risk in the potential for a further narrowing of our spread and profitability if interest rates continue to increase in the future. Certain of our debt obligations are floating rate obligations with interest rates that vary with the movement of the Secured Overnight Financing Rate (“SOFR”) or other indexes. Our revenues are derived mainly from fixed rate investments in real estate assets. Although our leases generally contain escalating rent clauses that provide a partial hedge against interest rate fluctuations, if interest rates rise, our interest costs for our existing floating rate debt and any new debt we incur would also increase. This increasing cost of debt could reduce our profitability by increasing the cost of financing our existing portfolio and our investment activity. Rising interest rates could limit our ability to refinance existing debt upon maturity or cause us to pay higher rates upon refinancing. We manage a portion of our exposure to interest rate risk by accessing debt with staggered maturities and through the use of derivative instruments, such as interest rate swap agreements with major financial institutions. Increased interest rates may also negatively affect the market price of our common stock and increase the cost of new equity capital.

We rely on external sources of capital to fund future capital needs, and if we encounter difficulty in obtaining such capital, we may not be able to make future investments necessary to grow our business or meet maturing commitments.

As a REIT under the Internal Revenue Code, we are required to, among other things, distribute at least 90% of our REIT taxable income (computed without regard to the dividends-paid deduction or our net capital gain or loss) each year to our stockholders. Because of this distribution requirement, we may not be able to fund, from cash retained from operations, all future capital needs, including capital needed to make investments and to satisfy or refinance maturing commitments. As a result, we rely on external sources of capital, including debt and equity financing. If we are unable to obtain needed capital at all or only on unfavorable terms from these sources, we might not be able to make the investments needed to grow our business, or to meet our obligations and commitments as they mature, which could negatively affect the ratings of our debt and even, in extreme circumstances, affect our ability to continue operations. We may not be in a position to take advantage of future investment opportunities in the event that we are unable to access the capital markets on a timely basis or we are only able to obtain financing on unfavorable terms.

Changes in interest rates may adversely affect our cash flows.

Pursuant to our 2022 Credit Agreement and the amendment to the existing term loan agreement, each entered into effective in March 2022, our indebtedness transitioned from bearing interest at a variable interest rate using a LIBOR benchmark to one that uses Term SOFR and Daily SOFR. SOFR is the preferred alternative rate for LIBOR that has been identified by the Alternative Reference Rates Committee (ARRC), a U.S.-based group convened by the Federal Reserve and the Federal Reserve Bank of New York. SOFR is calculated based on short-term repurchase agreements, backed by U.S. Treasury securities. SOFR is calculated differently from LIBOR and has inherent differences, which could give rise to uncertainties, including the limited historical data and volatility in the benchmark rates. Because of these and other differences, there is no assurance that SOFR will perform in the same way as LIBOR would have performed at any time, and there is no guarantee that it is a comparable substitute for LIBOR. Uncertainty as to the nature of such potential changes, alternative reference rates, including SOFR, or other reforms may adversely affect the trading market for LIBOR- or SOFR-based securities, including ours. As a result, our interest expense may increase, our ability to refinance some or all of our existing indebtedness may be affected, and our available cash flow may be adversely affected.

Risks Related to Our Status as a REIT

We depend on the ability to continue to qualify for taxation as a REIT for U.S. federal income tax purposes.

We intend to operate as a REIT under the Internal Revenue Code and believe we have and will continue to operate in such a manner. In addition, we currently hold an interest in s Subsidiary REIT (and may in the future own or acquire additional interests in Subsidiary REITs). Since REIT qualification requires us to meet a number of complex requirements, it is possible that we (or our Subsidiary REIT) may fail to fulfill them. If we (or our Subsidiary REIT) fail to qualify as a REIT:

•we (or our Subsidiary REIT) will not be allowed a deduction for distributions to stockholders in computing our taxable income;
•we (or our Subsidiary REIT) will be subject to corporate-level income tax, on taxable income at regular corporate rates;
•we (or our Subsidiary REIT) could be subject to increased state and local income taxes;
•For tax years beginning after December 31, 2022, we (or our Subsidiary REIT) would possibly be subject to certain taxes enacted by the Inflation Reduction Act of 2022 that are applicable to non-REIT corporations, including the nondeductible 1% excise tax on certain stock repurchases; and
•unless we (or our Subsidiary REIT) are entitled to relief under relevant statutory provisions, we (or our Subsidiary REIT, as applicable) will be disqualified from taxation as a REIT for the four taxable years following the year during which we (or our Subsidiary REIT, as applicable) fail to qualify as a REIT.

Because of all these factors, our (or our Subsidiary REIT’s) failure to qualify as a REIT could also impair our ability to expand our business and could materially adversely affect the value of our common stock. The present federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the federal income tax treatment of an investment in us. The federal income tax rules dealing with REITs constantly are under review by persons involved in the legislative process, the U.S. Internal Revenue Service (the “IRS”) and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. Revisions in federal tax laws and interpretations thereof could affect or cause us to change our investments and commitments and affect the tax considerations of an investment in us.

There are no assurances of our ability to pay dividends in the future.

Our ability to pay dividends may be adversely affected upon the occurrence of any of the risks described herein. Our payment of dividends is subject to compliance with restrictions contained in our credit agreements, notes and any preferred stock that our Board may from time to time designate and authorize for issuance. All dividends will be paid at the discretion of our Board and will depend upon our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board may deem relevant from time to time. There are no assurances of our ability to pay dividends in the future. In addition, our dividends in the past have included, and may in the future include a return of capital.

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

Our ownership of and relationship with any TRS that we have formed or will form will be limited and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation (other than a REIT) of which a TRS directly or indirectly owns securities possessing more than 35% of the total voting power or total value of the outstanding securities of such corporation will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s total assets may consist of stock or securities of one or more TRSs.

Rents received from a TRS in a RIDEA structure are treated as qualifying rents from real property for REIT tax purposes only if (i) they are paid pursuant to a lease of a “qualified healthcare property” and (ii) the operator qualifies as an “eligible independent contractor,” as defined in the Internal Revenue Code. If either of these requirements is not satisfied, then the rents will not be qualifying rents. The Internal Revenue Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s length basis. Any domestic TRS that we form will pay U.S. federal, state and local income tax on its taxable income, and its after-tax net income will be available for distribution to us but is not required to be distributed to us unless necessary to maintain our REIT qualification.

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

Investors are urged to consult with their tax advisors with respect to the status of any tax legislation and any other regulatory or administrative developments and proposals and their potential effect on investment in our securities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

PROPERTIES OWNED OR ASSOCIATED WITH MORTGAGE LOAN INVESTMENTS AS OF DECEMBER 31, 2022 ($ in thousands)
	Real Estate Investments			SHOP	Gross	Net Operating
Location	SHO	SNF	HOSP	ILF	Investment[1]	Income[2]
South Carolina	4	4	—	2	$336,291	$34,282
Texas	—	21	—	—	298,599	28,599
Florida	3	10	—	—	224,378	26,017
Tennessee	3	16	—	—	50,792	16,453
Washington	3	—	—	1	200,530	15,127
Connecticut	3	—	—	—	138,877	13,003
North Carolina	6	—	—	—	137,141	11,096
Arkansas	—	—	—	2	50,152	9,163
Oklahoma	1	—	1	1	96,675	8,381
Wisconsin	2	1	—	—	49,905	7,048
Georgia	2	—	—	2	96,521	6,882
Oregon	3	3	—	—	95,259	4,850
Indiana	9	—	—	—	94,237	4,542
Iowa	7	—	—	—	40,237	3,450
Massachusetts	1	—	—	—	52,108	3,425
California	2	—	—	5	139,833	3,009
Alabama	1	2	—	—	17,260	2,945
Missouri	1	5	—	—	27,695	2,580
Maryland	1	—	—	—	46,431	2,533
Michigan	5	—	—	—	44,138	2,531
Minnesota	5	—	—	—	31,144	2,389
Nebraska	3	—	—	—	28,682	2,133
Illinois	13	—	—	—	196,481	1,770
Kentucky	—	1	—	—	2,143	1,312
Ohio	4	—	—	1	86,753	1,290
Idaho	1	—	—	—	9,673	932
Arizona	—	1	—	—	7,131	864
New Jersey	—	—	—	1	24,919	751
Pennsylvania	2	—	—	—	29,367	691
Colorado	1	—	—	—	7,600	642
Louisiana	4	—	—	—	15,000	(71)
Virginia	4	1	—	—	51,396	(2,696)
	94	65	1	15	2,727,348	215,923
Corporate office					2,550	—
Non-geographic						8,469
Net operating income from properties sold, held for sale and note payoffs						15,821
					$2,729,898	$240,213
1 Excludes assets held for sale.
2 Includes interest income and other.

PROPERTIES ASSOCIATED WITH MORTGAGE LOAN INVESTMENTS AS OF DECEMBER 31, 2022 ($ in thousands)
				Interest
Location	SHO	SNF	Investment	Income
Florida	1	—	$10,000	$583
Indiana	3	—	10,297	727
Michigan	1	—	14,700	1,341
South Carolina	1	—	32,700	2,371
Texas	—	5	42,295	384
Virginia	1	3	18,181	2,554
Wisconsin	2	—	36,404	2,884
	9	8	$164,577	10,844
Other non-mortgage income				13,854
Interest income and other				$24,698

10-YEAR LEASE EXPIRATIONS

The following table provides additional information on our leases which are scheduled to expire based on the maturity contained in the most recent lease agreement or extension.

			Annualized	Percentage of
	Number	Number	Gross Rent**	Annualized
Year	of Properties	of Units/Beds	($ in thousands)	Gross Rent
2023	2	254	$3,136	1.5%
2024	—	—	—	—%
2025	1	42	553	0.3%
2026	35	4,897	37,481	17.8%
2027	3	619	12,432	5.9%
2028	13	832	11,587	5.5%
2029	29	4,319	69,829	33.2%
2030	5	439	1,283	0.6%
2031	3	274	4,790	2.3%
2032	3	416	5,338	2.5%
Thereafter	66	5,599	63,995	30.4%
				100.0%
**Annualized Gross Rent refers to the amount of lease revenue that our portfolio would have generated in 2022 if all leases were in effect for the twelve-month calendar year, regardless of the commencement date, maturity date, or renewals.
The above table does not reflect purchase options. See Note 3 to the consolidated financial statements for discussion of purchase options.

ITEM 3. LEGAL PROCEEDINGS

Our healthcare facilities are subject to claims and suits in the ordinary course of business. Our managers, tenants and borrowers have indemnified, and are obligated to continue to indemnify us, against all liabilities arising from the operation of the facilities, and are further obligated to indemnify us against environmental or title problems affecting the real estate underlying such facilities. In addition, such claims may include, among other things, professional liability and general liability claims, as well as regulatory proceedings related to our SHOP segment. While there may be lawsuits pending against us and certain of the managers, owners and/or tenants of the facilities, management believes that the ultimate resolution of all such pending proceedings will have no direct material adverse effect on our financial condition, results of operations or cash flows.

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

NHI and certain of its subsidiaries terminated the master lease with Well Churchill Leasehold Owner, LLC as successor in interest to NHI Master Tenant LLC, effective April 1, 2022, upon completion of the transition of the properties subject to the master lease, as follows: (i) one property was sold to a third party, (ii) one property was transitioned to an existing operator relationship and leased pursuant to an existing master lease, and (iii) the remaining 15 properties were transitioned into two new SHOP partnership ventures. See Note 5 to our consolidated financial statements for more information on these new ventures.

Also effective April 1, 2022, the parties agreed to dismiss the lawsuit and mutually release all claims related to or arising out of the litigation and the $6.9 million in escrowed funds were released to NHI and recognized as rental income for the year ended December 31, 2022. We recognized a loss of approximately $0.7 million, reflected in “Loss on operations transfer, net” on the Consolidated Statement of Income for the year ended December 31, 2022. This net loss represents the amount of net working capital deficit assumed by NHI in connection with the transfer of operations following the termination of the master lease. The net working capital assumed by NHI on April 1, 2022 was comprised primarily of facility furniture, fixtures and equipment, net resident accounts receivable, accounts payable and other accrued liabilities.

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

Our common stock is traded on the New York Stock Exchange under the symbol “NHI.” As of February 13, 2023, there were approximately 689 holders of record of shares and 56,540 beneficial owners of shares.

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

	2017	2018	2019	2020	2021	2022
NHI	$100.00	$105.71	$120.04	$109.20	$96.51	$94.79
MSCI	$100.00	$95.43	$120.09	$110.99	$158.79	$119.87
S&P 500	$100.00	$95.62	$125.72	$148.85	$191.58	$156.88

The graph above is not deemed to be “soliciting material” and is “furnished” and shall not be deemed to be “filed” with the SEC or incorporated by reference in any filing under Exchange Act or the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in any such filing.

Issuer Purchases of Equity Securities

None.

ITEM 6. RESERVED.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is based primarily on the consolidated financial statements of National Health Investors, Inc. for the periods presented and should be read together with the notes thereto contained in this Annual Report on Form 10-K. Other important factors are identified in “Item 1. Business” and “Item 1A. Risk Factors” above. This section of this Annual Report on Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Executive Overview

National Health Investors, Inc., established in 1991 as a Maryland corporation, is a self-managed real estate investment trust specializing in sale-leaseback, joint-venture, and mortgage and mezzanine financing of need-driven and discretionary senior housing and medical facility investments. We operate through two reportable segments: Real Estate Investments and SHOP. Our Real Estate Investments segment consists of real estate investments and mortgage and other notes receivables in independent living facilities, assisted living facilities, entrance-fee communities, senior living campuses, skilled nursing facilities and a hospital. We fund our real estate investments primarily through: (1) operating cash flow, (2) debt offerings, including bank lines of credit and term debt, both unsecured and secured, and (3) the sale of equity securities. Our SHOP segment is comprised of the operations of 15 independent living facilities that provide residential living and other services for residents located throughout the United States that are operated on behalf of the Company by two independent managers pursuant to the terms of separate management agreements. The third-party managers, or related parties of the managers, own equity interests in the respective ventures.

Real Estate Investments

As of December 31, 2022, we had investments in real estate and mortgage and other notes receivable involving 177 facilities located in 32 states. These investments involve 103 senior housing properties, 73 skilled nursing facilities and one hospital, excluding 13 properties classified as assets held for sale. These investments consisted of properties with an original cost of approximately $2.4 billion, rented under primarily triple-net leases to 24 tenants, and $248.5 million aggregate carrying value of mortgage and other notes receivable, excluding an allowance for expected credit losses of $15.3 million, due from 14 borrowers.

We classify all of the properties in our Real Estate Investments portfolio as either senior housing or medical facilities. Because our leases represent different underlying revenue sources and result in differing risk profiles, we further classify our senior housing properties as either need-driven (assisted living facilities and senior living campuses) or discretionary (independent living and entrance-fee communities).

Senior Housing – Need-Driven includes assisted living facilities and senior living campuses which primarily attract private payment for services from residents who require assistance with activities of daily living. Need-driven properties are subject to regulatory oversight.

Senior Housing – Discretionary includes independent living facilities and entrance-fee communities which primarily attract private payment for services from residents who are making the lifestyle choice of living in an age-restricted multi-family community that offers social programs, meals, housekeeping and in some cases access to healthcare services. Discretionary properties are subject to limited regulatory oversight. There is a correlation between demand for this type of community and the strength of the housing market.

Medical Facilities within our portfolio receive payment primarily from Medicare, Medicaid and health insurance. These properties include skilled nursing facilities and a hospital that attract patients who have a need for acute or complex medical attention, preventative medicine, or rehabilitation services. Medical properties are subject to state and federal regulatory oversight and, in the case of hospitals, Joint Commission accreditation.

Senior Housing Operating Portfolio

Effective April 1, 2022, 15 senior housing ILFs previously part of the legacy Holiday Retirement properties were transferred from a triple-net lease to two separate ventures comprising our SHOP, which represents a new reportable segment. These ventures, in which NHI owns a majority interest, own the underlying independent living operations and are structured to comply with REIT requirements that utilize the TRS for activities that would otherwise be non-qualifying for REIT purposes. These properties are operated by two third-party property managers that manage our communities in exchange for the receipt of a management fee, and as such, we are not directly exposed to the credit risk of the managers in the same manner or to the same extent as we are to our triple-net tenants. However, we rely on the managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our communities efficiently and effectively. We also rely on the managers to set appropriate resident fees and otherwise operate our communities in compliance with the terms of our management agreements and all applicable laws and regulations. As of December 31, 2022, our SHOP consisted of 15 ILFs with a combined 1,732 units located in eight states.

The following tables summarize our portfolio, excluding $2.6 million for our corporate office, assets held for sale and a credit loss reserve of $15.3 million, as of December 31, 2022 ($ in thousands):

Real Estate Investments and SHOP
	Properties	Beds/Units	NOI[1]	% Total	Investment
Real Estate Properties
Senior Housing - Need-Driven
Assisted Living	66	3,592	$18,063	7.5%	$691,865
Senior Living Campus	10	1,370	10,893	4.5%	245,989
Total Senior Housing - Need-Driven	76	4,962	28,956	12.0%	937,854
Senior Housing - Discretionary
Independent Living	7	903	24,289	10.1%	107,236
Entrance-Fee Communities	11	2,911	61,763	25.7%	745,944
Total Senior Housing - Discretionary	18	3,814	86,052	35.8%	853,180
Total Senior Housing	94	8,776	115,008	47.8%	1,791,034
Medical Facilities
Skilled Nursing Facilities	65	8,564	79,574	33.3%	557,996
Hospital	1	71	4,090	1.7%	40,250
Total Medical Facilities	66	8,635	83,664	35.0%	598,246
Current Year Disposals and Held for Sale			9,240	3.9%
Total Real Estate Properties	160	17,411	207,912	86.7%	2,389,280

Mortgage and Other Notes Receivable
Senior Housing - Need-Driven	8	564	6,309	2.6%	85,553
Senior Housing - Discretionary	1	248	2,371	1.0%	32,700
Skilled Nursing Facilities	8	797	760	0.3%	46,323
Other Notes Receivable	—	—	8,362	3.5%	83,903
Current Year Note Payoffs			6,581	2.7%
Total Mortgage and Other Notes Receivable	17	1,609	24,383	10.1%	248,479

SHOP
Independent Living	15	1,732	7,603	3.2%	338,067

Total	192	20,752	$239,898	100.0%	$2,975,826

[1]Excludes Non-segment/Corporate NOI

Portfolio Summary	Properties	NOI	% Portfolio	Investment
Real Estate Properties	160	$207,912	86.6%	$2,389,280
Mortgage and Other Notes Receivable	17	24,383	10.2%	248,479
SHOP	15	7,603	3.2%	338,067
Total Portfolio	192	$239,898	100.0%	$2,975,826

Portfolio by Operator Type
Public	55	$60,799	25.3%	$411,740
National Chain (Privately Owned)	1	26,188	10.9%	134,892
Regional	108	121,100	50.5%	1,935,773
Small	13	8,387	3.5%	155,354
Current Year Disposals and Held for Sale		9,240	3.9%	—
Current Year Note Payoffs		6,581	2.7%	—
Total Real Estate Investments Portfolio	177	232,295	96.8%	2,637,759
SHOP	15	7,603	3.2%	338,067
Total Portfolio	192	$239,898	100.0%	$2,975,826

For the year ended December 31, 2022, operators of facilities in our Real Estate Investments portfolio who provided 3% or more and collectively 59% of our total revenues were (parent company, in alphabetical order): Discovery Senior Living; Encore

Senior Living, Health Services Management; Holiday Retirement; Life Care Services; National HealthCare Corporation; Senior Living Communities; and The Ensign Group.

As of December 31, 2022, our average effective annualized Net Operating Income (“NOI”) for the lease properties in our Real Estate Investments reportable segment was $9,500 per bed for SNFs, $11,543 per unit for SLCs, $13,448 per unit for ALFs, $9,208 per unit for ILFs, $21,240 per unit for EFCs, and $57,599 per bed for the hospital, excluding the non-cash write-off of Bickford and two other tenants’ straight-line rents receivable and lease incentives discussed below under “Tenant Concentration”. As of December 31, 2022, our average effective annualized NOI for the SHOP reportable segment was $17,558 per unit.

COVID-19 Pandemic

The COVID-19 pandemic has had an impact on the operations of many of our tenants, managers and borrowers. The revenues from our SHOP ventures, borrowers and operators of our leased properties are dependent on occupancy. Future occupancy rates may be adversely affected by the possibility of new COVID variants, increased resident move-outs, re-implementation of restrictions on new resident move-ins, and the possibility of potential residents foregoing or delaying a move. Operating expenses of our SHOP ventures and those of our borrowers and the tenants of our leased properties may also be negatively impacted as a result of the additional enhanced health and safety precautions implemented in response to the COVID-19 pandemic. A decrease in occupancy or increase in costs could have a material adverse effect on our results of operations and on the ability of tenants of our leased properties and borrowers to meet their financial and other contractual obligations to us, including the payments of rent, interest and principal.

Throughout the pandemic to date, we have granted various rent concessions to tenants whose operations have been adversely affected by the pandemic. When applicable, we have accounted for rent concessions as variable lease payments, recorded as rental income when received, in accordance with the Financial Accounting Standards Board’s Lease Modification Q&A. Reference Note 2 to the consolidated financial statements for further discussion.

As of December 31, 2022, aggregate pandemic-related rent concessions granted to tenants that have been accounted for as variable lease payments totaled approximately $44.3 million, of which $3.7 million were rent abatements. During the year ended December 31, 2022, we granted pandemic-related rent deferrals of $9.3 million to seven tenants, of which Bickford accounted for approximately $4.0 million. Repayments and other reductions of pandemic-related rent deferrals recognized in “Rental Income” during the year ended December 31, 2022 and 2021 were $3.5 million and $0.1 million, respectively. Additionally, $4.1 million of pandemic-related rent deferrals were forgiven during the year ended December 31, 2022.

Rent deferrals accounted for as variable lease payments granted for the years ended December 31, 2021 and 2020 totaled approximately $26.4 million and $5.0 million, respectively, of which Bickford accounted for approximately $18.3 million and $3.5 million, respectively.

See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for further information regarding the risks presented by the COVID-19 pandemic.

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we reconsider and evaluate our estimates and assumptions. Management has discussed the development and selection of its critical accounting policies and estimates with the Audit Committee of the Board of Directors.

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

Impairments of Real Estate Properties.

We evaluate the recoverability of the carrying values of our properties on a property-by-property basis. We review each property for recoverability when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions, reclassification of real estate property as held for sale, or significant deterioration of the underlying cash flows of the property, indicate that the carrying amount of the property may not be recoverable. The need to recognize an impairment charge is based on estimated undiscounted future cash flows from a property compared to the carrying value of that property. Accordingly, management’s evaluation requires judgment to determine the existence of indicators of impairment and estimates of undiscounted cash flows. If recognition of an impairment charge is necessary, it is measured as the amount by which the carrying amount of the property exceeds the fair value of the property. Refer to Note 3. Investment Activity to our consolidated financial statements for more details.

There were no material changes in the accounting methodology we use to assess impairment charges during the year ended December 31, 2022. During the year ended December 31, 2022, we recorded impairment charges of approximately $51.6 million related to 19 properties all within the Real Estate Investments segment.

Lease Classification

Lease accounting standards require that, for purposes of lease classification, we assess whether the lease, by its terms, transfers substantially all of the fair value of the asset under lease. This consideration will drive accounting for the alternative classifications among either operating, sales-type, or direct financing types of leases. For classification purposes, we distinguish cash flows that follow under terms of the lease from those that will derive, subsequent to the lease, from the ultimate disposition or re-deployment of the asset. From this segregation of the sources of cash flow, we are able to establish whether the lease is, in essence, a sale or financing based in it having transferred substantially all of the fair value of the leased asset. Accordingly, management’s projected residual values represent significant assumptions in our accounting for leases.

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

The determination of fair value and whether a shortfall in operating revenues or the existence of operating losses is indicative of a loss in value involves significant judgment. Our estimates consider all available evidence including, as appropriate, the present value of the expected future cash flows discounted at market rates, general economic conditions and trends, the duration of the fair value deficiency, and any other relevant factors. When an economic downturn whose duration is expected to span a year or more is encountered, such as the potential impact of the COVID-19 pandemic, we consider projections about an expected economic recovery before we conclude that evidence of impairment exists. While we believe that the net carrying amounts of our notes receivable and other investments are realizable, it is possible that future events could require us to make significant adjustments or revisions to these estimates. During the fourth quarter of 2022, we designated a mortgage note receivable of $10.0 million and a mezzanine loan of $14.5 million with affiliates of one operator/borrower as non-performing. For the year ended December 31, 2022, we recognized credit loss charges of $10.4 million of which $8.7 million related to these two loans upon their designation as non-performing.

While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results. Our model utilizes estimates of probability of default and loss given default. We review our assumptions and adjust these estimates accordingly on a quarterly basis. A 10% increase or decrease in either the probability of default or loss given default would result in an additional provision or recovery of $1.6 million.

2022 Activity

The following summarizes significant activity that occurred for the year ended December 31, 2022:

•During the first quarter, we applied the remaining approximately $8.8 million legacy Holiday lease deposit to past due rents that was reflected as rental income.

•On April 1, 2022, we received $6.9 million in previously escrowed funds upon settlement and dismissal of the Welltower litigation related to the master lease for the legacy Holiday portfolio that was reflected as rental income.

Concurrently with the settlement and dismissal, we transitioned 15 of the legacy Holiday ILFs into two separate ventures that own the underlying independent living operations, forming our new SHOP segment.

•We converted Bickford to the cash basis of accounting for their lease agreements and wrote off approximately $18.1 million of straight-line rents receivable and $7.1 million of lease incentives to rental income.

•We converted two other tenants to the cash basis of accounting for their lease agreements and wrote off approximately $7.9 million of straight-line rents receivable.

•During the fourth quarter of 2022, we designated a mortgage note receivable and a mezzanine loan totaling an aggregate $24.5 million with affiliates of one borrower as non-performing and recorded additional credit loss reserves of approximately $8.7 million for these loans. This operator/borrower is also one of the tenants converted to cash basis of accounting.

•We disposed of 22 facilities from our Real Estate Investments segment for net proceeds of $169.0 million.

•We received repayment in full of a $111.3 million mortgage note receivable.

•We repurchased through open market transactions 2.5 million shares of our common stock for an average price of $61.56 per share, excluding commissions.

•The SHOP segment NOI was $7.6 million for the year ended December 31, 2022.

Since January 1, 2022, we have completed or committed to the following real estate and note investments ($ in thousands):

	Date	Properties	Asset Class	Amount

Real Estate Investments
Encore Senior Living	Q2 2022	1	ALF	$13,300
Bickford Senior Living	Q4 2022	1	ALF	17,200

Note Investments
Encore Senior Living	Q1 2022	1	ALF	28,500
Capital Funding Group	Q4 2022	5	SNF	42,500
				$101,500

Encore Senior Living

In January 2022, we entered into an agreement to fund a $28.5 million development loan with Encore Senior Living to construct a 108-unit assisted living and memory care community in Fitchburg, Wisconsin. The four-year loan agreement has an annual interest rate of 8.5% and two one-year extensions. We have a purchase option on the property once it has stabilized. The total amount funded on the note was $14.2 million as of December 31, 2022

In the second quarter of 2022, we acquired a 53-unit ALF located in Oshkosh, Wisconsin, from Encore Senior Living. The acquisition price was $13.3 million and included the cancellation of an outstanding construction note receivable to us of $9.1 million, including interest. We have agreed to pay up to $0.8 million in additional cash consideration pending the results of an ongoing property tax appeal. As of December 31, 2022, no amount of this consideration is expected to be paid. We added the facility to an existing master lease for a term of 15 years at an initial lease rate of 7.25%, with an annual escalator of 2.5%.

Bickford

In November 2022, we acquired a 60-unit ALF located in Virginia Beach, Virginia, from Bickford. The acquisition price was $17.2 million, including $0.2 million in closing costs, and the cancellation of an outstanding construction note receivable of $14.0 million including interest. The acquisition price also included a reduction of $3.0 million in Bickford’s outstanding pandemic-related rent deferrals that were recognized in rental income in the fourth quarter of 2022 based on the fair value of the real estate assets received. We added the facility to an existing master lease with Bickford for a term of 10.5 years at an initial rate of 8.0%, with annual CPI escalators subject to a floor and ceiling.

Capital Funding Group

In November 2022, we funded a $42.5 million senior loan to refinance a portfolio of five skilled nursing facilities located in Texas. The loan was made to affiliates of Capital Funding Group and the properties are leased by subsidiaries of The Ensign Group. The five-year loan agreement has an annual interest rate of 7.25% and two one-year extensions.

During the year ended December 31, 2022, we completed the following real estate property dispositions within our Real Estate Investments reportable segment as described below ($ in thousands):

Operator	Date	Properties	Asset Class	Net Proceeds	Net Real Estate Investment	Gain	Impairment[1]
Hospital Corporation of America	Q1 2022	1	MOB	$4,868	$1,904	$2,964	$—
Vitality Senior Living[2]	Q1 2022	1	SLC	8,302	8,285	17	—
Holiday[2]	Q2 2022	1	ILF	2,990	3,020	—	30
Chancellor Senior Living[2]	Q2 2022	2	ALF	7,305	7,357	—	52
Bickford[2]	Q2 2022	3	ALF	25,959	28,268	—	2,309
Comfort Care	Q2 2022	4	ALF	40,000	38,444	1,556	—
Helix Healthcare	Q2 2022	1	HOSP	19,500	10,535	8,965	—
Discovery Senior Living[2]	Q3 2022	2	ALF/SLC	16,379	15,159	1,220	—
National HealthCare Corporation (“NHC”)[3]	Q3 2022	7	SNF	43,686	30,066	13,620	—
		22		$168,989	$143,038	$28,342	$2,391

1 Impairments are included in “Loan and realty losses” in the Consolidated Statements of Income.
2 Total impairment charges recognized on these properties were $28.5 million for the year ended December 31, 2022.
3 See “Tenant Concentration” below for additional information on the NHC disposition.

Total rental income related to the disposed properties was $7.0 million, $10.9 million and $16.6 million for years ended December 31, 2022, 2021 and 2020, respectively. Reference Note 3 to the consolidated financial statements for more detail on the 2022 property dispositions within our Real Estate Investments reportable segment.

Life Care Services - Sagewood

In the second quarter of 2022, we received from Life Care Services - Sagewood the repayment of its remaining principal of $111.3 million mortgage note receivable along with all accrued interest and a prepayment fee of approximately $1.1 million which is reflected in “Gain on note receivable payoff” in the Consolidated Statements of Income for the year ended December 31, 2022. Interest income was $5.2 million, $10.2 million and $11.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

2023 Investment Activity

In February 2023, we acquired two memory care communities operated by Silverado Senior Living for approximately $37.5 million. The newly developed properties that opened in 2022 and include a 60-unit community in Summerlin, Nevada and a 60-unit community in Frederick, Maryland and are leased pursuant to a 20-year lease master lease with a first-year lease rate of 7.5% and annual escalators of 2.0%.

In February 2023, we acquired a 60-unit assisted living and memory care community in Chesapeake, Virginia from Bickford. The acquisition price was $17.3 million, including approximately $0.1 million in closing costs, the satisfaction of an outstanding construction note receivable of $14.2 million including interest, and cash consideration of $0.5 million. The acquisition price also included a reduction of $2.5 million in Bickford’s outstanding pandemic-related deferrals. We added the community to an existing master lease with Bickford was added to an existing master lease with Bickford at an initial rate of 8.0%, with annual CPI escalators subject to a floor and ceiling.

Assets Held for Sale and Long-Lived Assets

At December 31, 2022, 13 properties in our Real Estate Investments reportable segment, with an aggregate net real estate balance of $43.3 million, were classified as assets held for sale on our Consolidated Balance Sheet. Rental income associated with the 13 properties was $2.1 million, $5.6 million, and $7.6 million for the year ended December 31, 2022, 2021 and 2020, respectively.

During the year ended December 31, 2022, we recorded impairments of approximately $51.6 million on 19 properties which were sold or classified as held for sale related to our Real Estate Investments reportable segment. During the year ended December 31, 2021, we recorded impairments of approximately $51.8 million on ten properties which were sold or classified as held for sale related to our Real Estate Investments reportable segment. Impairment charges are included in “Loan and realty losses” in the Consolidated Statements of Income.

Tenant Purchase Options

Certain of our leases contain purchase options allowing tenants to acquire the leased properties. For options exercisable or exercisable in the near future, we are engaged in preliminary negotiations to continue as lessor or in some other capacity.

A summary of these tenant options is presented below ($ in thousands):

Asset	Number of	Lease	1st Option	Option	Contractual
Type	Properties	Expiration	Open Year	Basis[1]	Rent
SHO	2	May 2035	2027	i	$5,868
SNF	1	September 2028	2028	ii	$501
1 Tenant purchase options generally give the lessee an option to purchase the underlying property for consideration determined by (i) a fixed base price plus a specified share in any appreciation; or (ii) fixed base price.

We cannot reasonably estimate at this time the probability that any other purchase options will be exercised in the future. Consideration to be received from the exercise of any tenant purchase option is expected to exceed our net investment in the leased property or properties.

Other

Our leases for real estate are typically structured as “triple-net leases” on single-tenant properties having an initial leasehold term of 10 to 15 years with one or more five-year renewal options. As such, there may be reporting periods in which we experience few, if any, lease renewals or expirations. During the year ended December 31, 2022, we did not have any significant renewing or expiring leases. Most of our existing leases contain annual escalators in rent payments. For financial statement purposes, rental income is recognized on a straight-line basis over the term of the lease.

Tenant Concentration

As discussed in Note 3 to the consolidated financial statements, we have two tenants (including their affiliated entities, which are the legal tenants) from whom we individually derive at least 10% of our total revenues. NHC is a publicly traded company and we do not report specific occupancy information from them.

Occupancy

The following table summarizes the average portfolio occupancy for Senior Living Communities, Bickford and SHOP for the periods indicated, excluding development properties in operation less than 24 months, notes receivable, and properties transitioned to new tenants or disposed.

	Properties	4Q21	1Q22	2Q22	3Q22	4Q22	December 2022	January 2023
Senior Living Communities	9	81.7%	81.7%	82.3%	83.3%	83.5%	83.9%	84.0%
Bickford[1]	39	83.9%	82.8%	83.1%	84.7%	83.5%	82.9%	81.7%
SHOP[2]	15	80.6%	77.7%	76.5%	76.9%	75.8%	75.5%	75.4%

1Prior periods restated to reflect the purchase option exercised in November 2022 on an ALF in Virginia.
2Prior periods restated for a first quarter 2022 single asset disposition.

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

The results of our coverage ratio analysis are presented below on a trailing twelve-month basis, as of September 30, 2022 and 2021 (the most recent periods available).

NHI Real Estate Investments Portfolio

By asset type	SHO	SNF	MEDICAL NON-SNF	TOTAL
Properties	100	68	1	169
3Q21	1.05x	2.75x	2.70x	1.66x
3Q22	1.17x	2.41x	2.51x	1.63x

Market served	Need Driven	Need Driven excl. Bickford	Discretionary	Discretionary excl. SLC	Medical	Medical excl. NHC
Properties	86	47	14	5	69	34
3Q21	0.87x	0.75x	1.31x	1.57x	2.75x	1.91x
3Q22	1.02x	0.96x	1.36x	1.69x	2.42x	2.03x

Major tenants	NHC[1]	SLC[2]	Bickford[2]
Properties	35	10	39
3Q21	3.94x	1.19x	1.00x
3Q22	2.98x	1.22x	1.09x

NHI Real Estate Investments Same-Store Portfolio[3]

By asset type	SHO	SNF	MEDICAL NON-SNF	TOTAL
Properties	97	67	—	164
3Q21	1.07x	2.76x	N/A	1.66x
3Q22	1.18x	2.41x	N/A	1.62x

Market served	Need Driven	Need Driven excl. Bickford	Discretionary	Discretionary excl. SLC	Medical	Medical excl. NHC
Properties	84	45	13	4	67	32
3Q21	0.87x	0.76x	1.34x	1.75x	2.76x	1.84x
3Q22	1.03x	0.97x	1.37x	1.78x	2.41x	1.97x

Major tenants	NHC [1]	SLC[2]	Bickford[2]
Properties	35	10	39
3Q21	3.94x	1.19x	1.00x
3Q22	2.98x	1.22x	1.09x

1 NHC based on corporate-level Fixed Charge Coverage Ratio and includes three ILFs and excludes seven sold SNF assets (four in MA and three in NH) during 2022.
2 Excluding PPP funds received from the third quarter 2021, SLC and Bickford coverage was 1.00x and 0.84x, respectively. SLC operates nine discretionary CCRC properties and one need driven assisted living community. Bickford proforma coverage at the restructured lease amount would be 1.31x for third quarter 2022.
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

Fluctuations in portfolio coverage are a result of market and economic trends, local market competition, and regulatory factors as well as the operational success of our tenants. We use the results of individual leases to inform our decision making with respect to specific tenants, but trends described above by property type and operator bear analysis. Our senior housing portfolio shows a decline brought about primarily by a softening in occupancy and rising expenses, including wage pressures. Additionally, the COVID-19 pandemic in the U.S. has further softened coverage for these operators as well as across our portfolio. For many of the affected operators, as is typical of our portfolio in general, NHI has security deposits in place and/or corporate guarantees should actual cash rental shortfalls eventually materialize. In certain instances, our operators may increase their security deposits with us in an amount equal to the coverage shortfall, and, upon subsequent compliance with the required lease coverage ratio, the operator would then be entitled to a full refund. The sufficiency of credit enhancements (e.g. tenant deposits and guarantees) as a protection against economic downturn will be a focus as we monitor economic and financial conditions, including the effects of the COVID-19 pandemic. The metrics presented in the tables above give no effect to the presence of these security deposits. Because of the recent disposals of the Florida medical office building and a behavioral hospital, we combined the medical office building (“MOB”) and Hospital categories previously presented into the “Medical Non-SNF” category.

Other Portfolio Activity

Real Estate and Mortgage Write-downs

In addition to inflation risk, increased interest rates and new COVID-19 pandemic variants, our borrowers and tenants experience periods of significant financial pressures and difficulties similar to those encountered by other health care providers.

Effective January 1, 2020, we adopted ASU 2016-13, Financial Instruments – Credit Losses, which broadened the information we must consider in developing our expected credit loss estimates to include forecasted economic information in addition to our historical experience. We have established a reserve for estimated credit losses of $15.3 million and a liability of $0.7 million for estimated credit losses on unfunded loan commitments as of December 31, 2022. Provision for expected credit losses, reflected in “Loan and realty losses” on the Consolidated Statements of Income, totaled $10.4 million, $0.9 million and $1.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. We evaluate the reserves for estimated credit losses on a quarterly basis and make adjustments based on current circumstances as considered necessary.

Our consolidated financial statements for the year ended December 31, 2022 reflect impairment charges of our long-lived assets of approximately $51.6 million as a result of economic and financial factors, including the effects of the COVID-19 pandemic. We reduced the carrying value of any impaired properties to estimated fair values, or with respect to the properties classified as held for sale, to estimated fair value less costs to sell. We have no significant intangible assets currently recorded on our Consolidated Balance Sheet as of December 31, 2022, that would require assessment for impairment.

We believe that the carrying amounts of our real estate properties are recoverable and that mortgage and other notes receivable, net of reserves, are realizable and supported by the value of the underlying collateral. However, it is possible that future events could require us to make additional significant adjustments to these carrying amounts. Refer to Note 3. Investment Activity in the consolidated financial statements for more information.

Results of Operations

The significant items affecting revenues and expenses are described below ($ in thousands):

	Years Ended
	December 31,		Period Change
	2022	2021	$	%
Revenues:
Rental income
HOSP leased to Vizion Health	$3,471	$2,034	$1,437	70.6%
EFCs leased to Senior Living Communities	47,098	45,037	2,061	4.6%
ALFs leased to Chancellor Senior Living	2,845	8,500	(5,655)	(66.5)%
SHOs leased to Discovery Senior Living	6,683	8,652	(1,969)	(22.8)%
SHOs leased to The Ensign Group	25,902	24,427	1,475	6.0%
SHOs leased to Holiday Retirement	—	13,024	(13,024)	(100.0)%
ALFs leased to Bickford Senior Living	18,710	24,652	(5,942)	(24.1)%
Other new and existing leases	91,234	91,524	(290)	(0.3)%
Current year disposals and assets held for sale	28,650	26,958	1,692	6.3%
	224,593	244,808	(20,215)	(8.3)%
Straight-line rent adjustments, new and existing leases	(16,681)	14,603	(31,284)	NM
Escrow funds received from tenants for property operating expenses	9,788	11,638	(1,850)	(15.9)%
Total Rental Income	217,700	271,049	(53,349)	(19.7)%
Resident fees and services	35,796	—	35,796	NM
Interest income from mortgage and other notes
Vizion Health	1,702	1,027	675	65.7%
Encore Senior Living construction loans	2,579	1,835	744	40.5%
Montecito Medical Real Estate	1,792	161	1,631	NM
Mortgage loan payoffs	6,581	10,164	(3,583)	(35.3)%
Other existing mortgages and notes	11,729	11,347	382	3.4%
Total Interest Income from Mortgage and Other Notes	24,383	24,534	(151)	(0.6)%
Other income	315	3,132	(2,817)	(89.9)%
Total Revenue	278,194	298,715	(20,521)	(6.9)%
Expenses:
Depreciation
SHOs leased to Holiday Retirement	—	9,296	(9,296)	(100.0)%
ALFs leased to Bickford Senior Living	10,307	11,611	(1,304)	(11.2)%
ALFs leased to Chancellor Senior Living	2,157	3,529	(1,372)	(38.9)%
SHOP depreciation	6,408	—	6,408	NM
Current year disposals and assets held for sale	4,984	9,845	(4,861)	(49.4)%
Other new and existing assets	47,024	46,517	507	1.1%
Total Depreciation	70,880	80,798	(9,918)	(12.3)%
Interest	44,917	50,810	(5,893)	(11.6)%
Senior housing operating expenses	28,193	—	28,193	NM
General and administrative	22,768	18,431	4,337	23.5%
Taxes and insurance on leased properties	9,788	11,638	(1,850)	(15.9)%
Loan and realty losses	61,911	52,766	9,145	17.3%
Other expenses	3,399	1,696	1,703	NM
	241,856	216,139	25,717	11.9%
Loss on operations transfer, net	(710)	—	(710)	NM
Gain on note receivable payoff	1,113	—	1,113	NM
Loss on early retirement of debt	(151)	(1,912)	1,761	(92.1)%

Gains (losses) from equity method investment	569	(1,545)	2,114	NM
Gains on sales of real estate, net	28,342	32,498	(4,156)	(12.8)%
Other income	—	350	(350)	(100.0)%
Net income	65,501	111,967	(46,466)	(41.5)%
Less: net loss (income) attributable to noncontrolling interests	902	(163)	1,065	NM
Net income attributable to common stockholders	$66,403	$111,804	$(45,401)	(40.6)%

NM - not meaningful

Financial highlights for the year ended December 31, 2022, compared to 2021 were as follows:

•Rental income recognized from our tenants decreased $53.3 million, or 19.7%, as a result of the Holiday portfolio transition of approximately $13.0 million, dispositions of 22 properties for approximately $7.0 million, net of new investments funded since December 2021. Included in rental income for the year ended December 31, 2022, is approximately $26.0 million in write-offs of straight-line rents receivable for three tenants placed on cash basis of rental income recognition, and $7.1 million in write-offs of lease incentives related to Bickford.

•Resident fees and services and senior housing operating expenses include revenues and expenses from our SHOP activities which commenced on April 1, 2022. See Note 5 to the consolidated financial statements.

•Funds received for reimbursement of property operating expenses totaled $9.8 million for the year ended December 31, 2022, and are reflected as a component of rental income. These property operating expenses are recognized in operating expenses in the line item “Taxes and insurance on leased properties.” The decrease in the reimbursement income and corresponding property expenses is the result of property dispositions in the current year.

•Interest income from mortgage and other notes decreased $0.2 million, or 0.6%, primarily due to new and existing loan fundings, net of paydowns on loans.

•Other income decreased $2.8 million primarily due to the recognition of a lease termination fee upon disposition of a property during 2021.

•Depreciation expense decreased $9.9 million, or 12.3%, primarily as a result of dispositions of approximately $143.0 million since December 2021.

•Interest expense decreased $5.9 million, or 11.6%, as a result of debt maturities and repayments on borrowings.

•General and administrative expenses increased $4.3 million, or 23.5%. The increase was primarily due to higher compensation and benefit expenses of approximately $2.1 million as a result of additional personnel and $1.3 million in professional fees.

•Loan and realty losses increased $9.1 million, or 17.3%, primarily as a result of an increase in the credit loss reserve in 2022 for two loans designated as non-performing. In 2022, we incurred impairment charges of approximately $51.6 million on 19 properties which were sold or classified as assets held for sale related to our Real Estate Investments reportable segment. During the year ended December 31, 2021, we incurred impairment charges of approximately $51.8 million on ten properties which were sold or classified as held for sale related to our Real Estate Investments reportable segment.

•Loss on early retirement of debt decreased by $1.8 million. The losses of $1.9 million recognized in 2021 related to the early repayments of a term loan and two Fannie Mae loans.

•Gain on note receivable payoff of $1.1 million reflects the prepayment fee received from the early repayment of a $111.3 million mortgage note receivable in the second quarter of 2022. See Note 4 to the consolidated financial statements.

•Gains (losses) from equity method investment for the year ended December 31, 2022 represent cash distributions received and for the year ended December 31, 2021 represent our proportionate share of losses related to our Timber Ridge OpCo investment. Reference Note 6 to the consolidated financial statements for more information.

•Gains on sales of real estate decreased $4.2 million, or 12.8%. For the year ended December 31,2022, we recorded $28.3 million in gains from dispositions of 22 real estate assets. For the year ended December 31, 2021, we recorded $32.5 million in gains from dispositions of 22 real estate assets. Reference “Asset Dispositions” in Note 3 to the consolidated financial statements for more information.

Liquidity and Capital Resources

At December 31, 2022, we had $658.0 million available to draw on our revolving credit facility, $19.3 million in unrestricted cash and cash equivalents, and the potential to access the remaining $415.7 million through the issuance of common stock under the Company’s $500.0 million at-the-market (“ATM”) program. In addition, the Company maintains an effective automatic shelf registration statement through which capital could be raised via the issuance of debt and or equity securities.

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

These sources and uses of cash are reflected in our Consolidated Statements of Cash Flows as summarized below ($ in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change
	12/31/2022	12/31/2021	$	%	12/31/2020	$	%
Cash and cash equivalents and restricted cash, January 1	$39,485	$46,343	$(6,858)	(14.8)%	$15,669	$30,674	NM
Net cash provided by operating activities	185,340	210,859	(25,519)	(12.1)%	232,148	(21,289)	(9.2)%
Net cash provided by (used in) investing activities	197,945	185,277	12,668	6.8%	(89,712)	274,989	NM
Net cash used in financing activities	(401,254)	(402,994)	1,740	(0.4)%	(111,762)	(291,232)	NM
Cash and cash equivalents and restricted cash, December 31	$21,516	$39,485	$(17,969)	(45.5)%	$46,343	$(6,858)	(14.8)%

Operating Activities – Net cash provided by operating activities for the year ended December 31, 2022 decreased $25.5 million from the year ended December 31, 2021. Cash provided by operating activities was negatively impacted by the disposition of 44 properties since January 1, 2021 and benefited from the reduction in pandemic related rent concessions granted of approximately $17.1 million. In addition, cash provided by operations included the effects of new investments, the creation of the SHOP ventures in 2022, collections from escalators on existing leasing arrangements and interest payments on new real estate and note investments completed during 2022 and 2021.

Investing Activities – Net cash provided by investing activities for the year ended December 31, 2022 was comprised primarily of the proceeds from the sales of real estate of approximately $169.0 million and the collection of principal on mortgage and other notes receivable of $119.2 million, offset by $90.8 million of investments in mortgage and other notes and renovations and acquisitions of real estate.

Financing Activities – Net cash used in financing activities for the year ended December 31, 2022 differs from the same period in 2021 primarily as a result of an approximately $167.2 million decrease in net borrowings, inclusive of the $400.0 million senior note offering in 2021 discussed below, an approximately $47.9 million decrease in proceeds from issuance of common stock, an approximately $21.1 million decrease in dividend payments, and approximately $152.0 million used to repurchase common stock in 2022.

Debt Obligations

As of December 31, 2022, we had outstanding debt of $1.1 billion. Reference Note 8 to the consolidated financial statements for additional information about our outstanding indebtedness. Also, reference “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for more details on our indebtedness and the impact of interest rate risk.

Unsecured Bank Credit Facility - On March 31, 2022, we entered into a new unsecured revolving credit agreement (the “2022 Credit Agreement”) providing us with a $700.0 million unsecured revolving credit facility, replacing our previous $550.0 million unsecured revolver. The 2022 Credit Agreement matures in March 2026, but may be extended at our option, subject to the satisfaction of certain conditions, for two additional six-month periods. Borrowings under the 2022 Credit Agreement bear interest, at our election, at either (i) Term Secured Overnight Financing Rate (“SOFR”) (plus a credit spread adjustment) plus a margin ranging from 0.725% to 1.40%, (ii) Daily SOFR (plus a credit spread adjustment) plus a margin ranging from 0.725% to 1.40% or (iii) the “base rate” plus a margin ranging from 0.00% to 0.40%. In each election, the actual margin is determined according to our credit ratings. The base rate means, for any day, a fluctuating rate per annum equal to the highest of (i) the

Agent’s prime rate, (ii) the federal funds rate on such day plus 0.50% or (iii) the adjusted Term SOFR for a one-month tenor in effect on such day plus 1.0%. We incurred $4.5 million of deferred financing costs in connection with the 2022 Credit Agreement.

Concurrently with the execution of the 2022 Credit Agreement, we amended our $300.0 million term loan, maturing in September 2023 (“2023 Term Loan”). The amendment modifies the existing covenants to align with provisions in the 2022 Credit Agreement and to accrue interest on borrowings based on SOFR (plus a credit spread adjustment) that were previously based on LIBOR, with no change to the existing applicable interest rate margins. We may also elect for the 2023 Term Loan to accrue interest at a base rate plus the applicable margin. As of December 31, 2022, we had repaid $60.0 million of the 2023 Term Loan.

In March 2022, we repaid a $75.0 million term loan with a maturity in August 2022 with proceeds from the revolving credit facility. The term loan bore interest at a rate of 30-day LIBOR plus 135 basis points (“bps”), based on our current ratings. Upon repayment, we expensed approximately $0.2 million of unamortized loan costs associated with this loan which is included in “Loss on early retirement of debt” in our Consolidated Statement of Income for the year ended December 31, 2022.

As of December 31, 2022, the revolver and term loan bore interest at a rate of one-month Term SOFR (plus a 10 bps spread adjustment) plus 105 bps and 125 bps, based on our debt ratings, or 5.51% and 5.71%, respectively. The facility fee for the revolver was 25 bps per annum.

In January 2023, we repaid a $125.0 million of private placement notes that were issued in January 2015 primarily with proceeds from the revolving credit facility. At January 31, 2023, $202.0 million was outstanding under the revolving credit facility.

The current SOFR spreads and facility fee for our revolving credit facility and 2023 Term Loan reflect our ratings compliance based on the applicable margin for SOFR loans at a debt rating of BBB-/Baa3 in the Interest Rate Schedule provided below in summary format:

Interest Rate Schedule

	SOFR Spread
Debt Ratings	Revolving Credit Facility	Revolving Credit Facility Fee	2023 Term Loan
A+/A1	0.725%	0.125%	0.75%
A/A2	0.725%	0.125%	0.80%
A-/A3	0.725%	0.125%	0.85%
BBB+/Baa1	0.775%	0.150%	0.90%
BBB/Baa2	0.850%	0.200%	1.00%
BBB-/Baa3	1.050%	0.250%	1.25%
Lower than BBB-/Baa3	1.400%	0.300%	1.65%

Beyond the applicable ratios detailed above, if our credit rating from at least two credit rating agencies is downgraded below “BBB-/Baa3” the debt under our credit agreements will be subject to defined increases in interest rates and fees.

The 2022 Credit Agreement requires that we calculate specified financial statement metrics and meet or exceed a variety of financial ratios, which are usual and customary in nature. These ratios are calculated quarterly and as of December 31, 2022, were within required limits for each reporting period in 2022 and 2021. The calculation of our leverage ratio involves intermediate determinations of our “Consolidated Total Indebtedness” and of our “Total Asset Value,” as defined in the 2022 Credit Agreement.

Senior Notes Offering - In January 2021, we issued $400.0 million aggregate principal amount of 3.00% senior notes that mature on February 1, 2031 and pay interest semi-annually on February 1 and August 1 of each year (the “2031 Senior Notes”). The 2031 Senior Notes were sold at an issue price of 99.196% of face value before the underwriters’ discount. Our net proceeds from the 2031 Senior Notes offering, after deducting underwriting discounts and expenses, were approximately $392.3 million and were used to repay a $100.0 million term loan and reduce borrowings outstanding under our revolving credit facility.

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

Debt Maturities - Reference Note 8 to the consolidated financial statements for more information on our debt maturities.

Credit Ratings - Moody's Investors Services (“Moody’s) announced on November 5, 2020 that it assigned an investment grade issuer credit rating and a senior unsecured debt rating of ‘Baa3’ with a “Negative” outlook to the Company. Moody’s released a credit opinion on October 13, 2022 which affirmed the rating and revised the outlook to “Stable” for the Company. Both Fitch and S&P Global announced in November 2019 a public issuer credit rating of BBB- with an outlook of “Stable”. Fitch reaffirmed its rating most recently on December 9, 2021, and S&P Global reaffirmed its rating on November 14, 2022. Our unsecured private placement note agreements include a rate increase provision that is effective if any rating agency lowers our credit rating below investment grade and our compliance leverage increases to 50% or more. Any reduction in outlook or downgrade in our credit ratings from the rating agencies could negatively impact our costs of borrowings.

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

We calculate our fixed charge coverage ratio as approximately 5.9x for the year ended December 31, 2022 (see our discussion under the heading Adjusted EBITDA including a reconciliation to our net income). Giving effect to significant acquisitions, financings, disposals and payoffs on an annualized basis, our consolidated net debt to Adjusted EBITDA ratio is approximately 4.7x for the year ended December 31, 2022 ($ in thousands):

Consolidated Total Debt	$1,147,511
Less: cash and cash equivalents	(19,291)
Consolidated Net Debt	$1,128,220

Adjusted EBITDA	$251,788
Annualized impact of recent investments, disposals and payoffs	(9,496)
$242,292

Consolidated Net Debt to Adjusted EBITDA	4.7x

Supplemental Guarantor Financial Information

The Company’s $940.0 million bank credit facility, unsecured private placement notes due January 2023 through January 2027 with an aggregate principal amount of $400.0 million and 2031 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by each of the Company’s subsidiaries, except for certain excluded subsidiaries (“Guarantors”). The Guarantors are either owned, controlled or are affiliates of the Company.

The following tables present summarized financial information for the Company and the Guarantors, on a combined basis after eliminating (i) intercompany transactions and balances among the guarantor entities and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor ($ in thousands):

As of
December 31, 2022
Real estate properties, net	$1,790,525
Other assets, net	355,509
Note receivable due from non-guarantor subsidiary	81,396
Totals assets	$2,227,430

Debt	$1,071,287
Other liabilities	66,717
Total liabilities	$1,138,004

Redeemable noncontrolling interest	$9,825
Noncontrolling interest	$1,067

Year Ended
December 31, 2022
Revenues	$242,738
Interest revenue on note due from non-guarantor subsidiary	4,657
Expenses	222,272
Gain from equity method investee	569
Gains on sales of real estate	28,342
Loss on early retirement of debt	(151)
Other income	—
Net income	$53,883
Net income attributable to NHI and the subsidiary guarantors	$55,189

Equity

At December 31, 2022, we had 43,388,742 shares of common stock outstanding with a market value of $2.3 billion. Equity on our Consolidated Balance Sheet totaled $1.3 billion.
Dividends - Our Board of Directors approves a regular quarterly dividend which is reflective of expected taxable income on a recurring basis. Taxable income is determined in accordance with the Internal Revenue Code and differs from net income for financial statements purposes determined in accordance with U.S. generally accepted accounting principles (“GAAP”). Our Board of Directors has historically directed the Company toward maintaining a strong balance sheet. Therefore, we consider the competing interests of short and long-term debt (interest rates, maturities and other terms) versus the higher cost of new equity, and we accept some level of risk associated with leveraging our investments. We intend to continue to make new investments that meet our underwriting criteria and where the spreads over our cost of equity and debt capital on a leverage neutral basis will generate sufficient returns to our stockholders. We do not expect to utilize borrowings to satisfy the payment of dividends and project that cash flows from operations will be adequate to fund dividends at the current rate.

We intend to comply with REIT dividend requirements that we distribute at least 90% of our annual taxable income for the year ended December 31, 2022 and thereafter. Historically, the Company has distributed at least 100% of annual taxable income. Dividends declared for the fourth quarter of each fiscal year are paid by the end of the following January and are, with some exceptions, treated for tax purposes as having been paid in the fiscal year just ended as provided in IRS Code Sec. 857(b)(8).
Our dividends per share for the last three years are as follows:

2022	2021	2020
$3.60	$3.8025	$4.41

Share Repurchase Plan - On April 15, 2022, the Company’s Board of Directors approved a stock repurchase plan for up to $240.0 million of the Company’s common stock (the “2022 Repurchase Plan”). During the year ended December 31, 2022, we repurchased through open market transactions 2,468,354 shares of common stock for an average price of $61.56 per share, excluding commissions. All shares received were constructively retired upon receipt, and the excess of the purchase price over the par value per share was recorded to “Cumulative dividends in excess of net income” in the Consolidated Balance Sheet.

On February 17, 2023, our Board of Directors terminated the current stock repurchase program and authorized a revised repurchase program (the “Revised Repurchase Plan”) pursuant to which we may purchase up to $160.0 million in shares of our issued and outstanding common stock, par value $0.01 per share. The Revised Repurchase Plan is effective for a period of one year and does not require us to repurchase any specific number of shares. The Revised Repurchase Plan may be suspended or discontinued at any time. Shares may be repurchased from time-to-time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with the terms of Rule 10b-18 of the Securities Exchange Act of 1934 as amended (the “Exchange Act”) and shall be made in accordance with all applicable laws and regulations in effect. The timing and number of shares repurchased, if any, will depend on a variety of factors, including price, general market and economic conditions, alternative investment opportunities and other corporate considerations.
Shelf Registration Statement - We have an automatic shelf registration statement on file with the Securities and Exchange Commission that allows the Company to offer and sell to the public an unspecified amount of common stock, preferred stock, debt securities, warrants and or units at prices and on terms to be announced when and if such securities are offered. The details of any future offerings, along with the use of proceeds from any securities offered, will be described in a prospectus supplement or other offering materials, at the time of offering. Our shelf registration statement expires in March 2023. We expect to file a new shelf registration statement in the first quarter of 2023.

At-the-Market (ATM) Equity Program - We maintain an ATM program which allows us to sell our common stock directly into the market and have entered into an ATM equity offering sales agreement pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $500.0 million of the Company’s common shares. No shares were issued under the ATM program during 2022. During the year ended December 31, 2021, we issued 661,951 common shares through the ATM program with an average price of $73.62, resulting in net proceeds after transaction costs of approximately $47.9 million.

Our use of ATM proceeds rebalanced our leverage in response to our acquisitions and keeps our options flexible for further expansion. We typically use proceeds from the ATM program for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under our credit facility. We view our ATM program as an effective way to match-fund our smaller acquisitions by exercising control over the timing and size of transactions and achieving a more favorable cost of capital as compared to larger follow-on offerings.

Material Cash Requirements

We had approximately $26.4 million in cash and cash equivalents on hand and $498.0 million in availability under our unsecured revolving credit facility as of January 31, 2023. Our expected material cash requirements for the twelve months ended December 31, 2023 and thereafter consist of long-term debt maturities; interest on long-term debt; and contractually obligated expenditures. We expect to meet our short-term liquidity needs largely through cash generated from operations and borrowings under our revolving credit facility, refer to the Unsecured Bank Credit Facility discussion above, and sales from real estate investments, although we may choose to seek alternative sources of liquidity. Should we have additional liquidity needs, we believe that we could access long-term financing in the debt and equity capital markets.

The following table summarizes information as of December 31, 2022 related to our material cash requirements ($ in thousands):

	Total	Twelve Months Ended December 31, 2023	Thereafter

Debt maturities	$1,156,049	$415,408	$740,641
Interest payments	64,685	37,666	27,019
Construction and loan commitments	64,138	34,393	29,745
	$1,284,872	$487,467	$797,405

Our debt maturities in 2023 are comprised primarily of private placement notes of $125.0 million paid in January 2023, $50.0 million maturing in November 2023 and the 2023 Term Loan maturing in September 2023.

We believe our current liquidity position, supplemented by our ability to generate positive cash flows from operations in the future, and our low net leverage will be sufficient to meet all of our short-term and long-term financial commitments.

Loan and Development Commitments and Contingencies

The following tables summarize information as of December 31, 2022 related to our outstanding commitments and contingencies which are more fully described in the notes to the consolidated financial statements ($ in thousands):

	Asset Class	Type	Total	Funded	Remaining[1]
Loan Commitments:
Bickford Senior Living	SHO	Construction	$28,900	$(28,853)	$47
Encore Senior Living	SHO	Construction	50,725	(36,375)	14,350
Senior Living Communities	SHO	Revolving Credit	20,000	(15,847)	4,153
Timber Ridge OpCo	SHO	Working Capital	5,000	—	5,000
Watermark Retirement	SHO	Working Capital	5,000	(1,976)	3,024
Montecito Medical Real Estate	MOB	Mezzanine Loan	50,000	(20,255)	29,745
			$159,625	$(103,306)	$56,319
1 Of the total, $26,574 is expected to be payable within 12 months with the remaining commitment due between three to five years.

See Note 4 to our consolidated financial statements for details of our loan commitments. As provided above, loans funded do not include the effects of discounts or commitment fees. The credit loss liability for unfunded loan commitments was $0.7 million as of December 31, 2022 and is estimated using the same methodology as for our funded mortgage and other notes receivable based on the estimated amount that we expect to fund.

	Asset Class	Type	Total	Funded	Remaining[1]
Development Commitments:
Woodland Village	SHO	Renovation	$7,515	$(7,425)	$90
Senior Living Communities	SHO	Renovation	9,930	(9,930)	—
Watermark Retirement	SHO	Renovation	6,500	(5,959)	541
Navion Senior Solutions	SHO	Renovation	3,500	(1,062)	2,438
Other	SHO	Various	4,550	(1,300)	3,250
SHOP	ILF	Renovation	1,500	—	1,500
			$33,495	$(25,676)	$7,819
1 Expected to be payable within 12 months..

In addition to the commitments listed above, we have agreed to pay up to $0.8 million in additional cash consideration pending the results of an ongoing property tax appeal related to a property acquired in the second quarter of 2022. As of December 31, 2022, no amount of this consideration is expected to be paid. One of our consolidated real estate partnerships, Discovery PropCo, has committed to fund up to $2.0 million toward the purchase of condominium units located at one of the facilities of which $1.0 million has been funded as of December 31, 2022.

	Asset Class	Total	Funded	Remaining
Contingencies (Lease Inducements):
Timber Ridge OpCo	SHO	$10,000	$—	$10,000
IntegraCare	SHO	750	—	750
Wingate Healthcare	SHO	5,000	—	5,000
Navion Senior Solutions	SHO	4,850	(2,700)	2,150
Discovery Senior Living	SHO	4,000	—	4,000
Ignite Medical Resorts	SHO	2,000	—	2,000
Sante Partners	SHO	2,000	—	2,000
		$28,600	$(2,700)	$25,900

In February 2023, Timber Ridge OpCo formally requested payout of its $10.0 million lease inducement based upon the achievement of all performance conditions. The Company is confirming that all performance conditions were met and expects to fund the lease inducement payout in the first quarter of 2023.

We adjust rental income for the amortization of lease inducements paid to our tenants. Amortization of lease inducement payments against revenues was $7.6 million for the year ended December 31, 2022, which includes the write-off of $7.1 million of lease incentives related to Bickford in the second quarter of 2022 as discussed in more detail in Note 3 to the consolidated financial statements. Amortization of lease inducement payments against revenues was $1.0 million for both the years ended December 31, 2021 and 2020.

Capital funding commitments

Capital expenditures related to our Real Estate Investments segment are primarily for the acquisition of new investments. The leases for our properties in the Real Estate Investments segment generally require the tenant to pay for all repairs and maintenance expenses and a minimum amount of capital expenditures each year. The tenants are also required to maintain insurance coverage at least equal to the replacement cost of a property. Therefore, we do not expect material expenditures in 2023 related to existing properties in the Real Estate Investments segment.

The capital funding commitments in our SHOP segment are principally for improvements to our facilities. We expect our SHOP ventures to incur approximately $7.6 million in capital expenditures during 2023 that we anticipate will be funded partially from the net operating income generated from the ventures and additional capital contributions from the partners. We expect to fund our commitments to the ventures for capital expenditures with our operating cash flow and other existing liquidity sources.

Natural Disasters

During the year ended December 31, 2022, our properties incurred minimal to no damage relating to natural disaster events. We or our tenants may incur unplanned costs for minor repairs and restoring operations, as well as costs to evacuate employees and residents. Our lease agreements require our tenants to maintain sufficient property and business interruption insurance, subject to certain deductibles.

Litigation

For a description of our currently outstanding litigation, see “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.

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

Funds From Operations - FFO

Our FFO per diluted common share for the year ended December 31, 2022 decreased $1.07 or 23.2% over the same period in 2021 due primarily to the write-offs of straight-line rents receivable and unamortized lease incentives totaling approximately $36.4 million, increased credit loss reserve of $9.4 million, increased legal fees of $1.7 million for the Welltower litigation and transition activities for the legacy Holiday portfolio and property dispositions completed since December 2021, partially offset by the recognition of the Holiday lease deposit of $8.8 million and escrow of $6.9 million in rental income, and reduced interest expense. FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and applied by us, is net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, impairments of real estate, and real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures, if any. The Company’s computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or have a different interpretation of the current NAREIT definition from that of the Company; therefore, caution should be exercised when comparing our Company’s FFO to that of other REITs. Diluted FFO assumes the exercise of stock options and other potentially dilutive securities.

Our Normalized FFO per diluted common share for the year ended December 31, 2022 decreased $0.30 or 6.5% over the same period in 2021. Normalized FFO excludes from FFO certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to, impairment of non-real estate assets, gains and losses attributable to the acquisition and disposition of non-real estate assets and liabilities, and recoveries of previous write-downs.

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

Funds Available for Distribution - FAD

Our Normalized FAD for the year ended December 31, 2022 decreased $8.4 million or 4.0% over the same period in 2021 due primarily to increased legal fees of $1.7 million for the Welltower litigation and transition activities for the legacy Holiday portfolio and property dispositions completed since December 2021, partially offset by the recognition of the Holiday lease deposit of $8.8 million and escrow of $6.9 million in rental income and reduced interest expense. In addition to the adjustments included in the calculation of Normalized FFO, Normalized FAD excludes the impact of any straight-line lease revenue, amortization of the original issue discount on our senior unsecured notes, amortization of debt issuance costs, and non-cash share based compensation. We also adjust Normalized FAD for the net change in our allowance for expected credit losses, non-cash share based compensation as well as certain non-cash items related to our equity method investments such as straight-line lease expense and amortization of purchase accounting adjustments.

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

The following table reconciles net income, the most directly comparable GAAP metric, to FFO, Normalized FFO and Normalized FAD and is presented for both basic and diluted weighted average common shares for FFO and Normalized FFO ($ in thousands, except share and per share amounts):

	Years ended December 31,
	2022	2021	2020
Net income attributable to common stockholders	$66,403	$111,804	$185,126
Elimination of certain non-cash items in net income:
Real estate depreciation	70,734	80,798	83,150
Real estate depreciation related to noncontrolling interests	(1,393)	(839)	(777)
Gains on sales of real estate, net	(28,342)	(32,498)	(21,316)
Impairments of real estate	51,555	51,817	—
NAREIT FFO attributable to common stockholders	158,957	211,082	246,183
Loss on operations transfer, net	710	—	—
Portfolio transition costs, net of noncontrolling interests	426	—	—
Gain on note receivable payoff	(1,113)	—	—
Loss on early retirement of debt	151	1,912	3,924
Non-cash write-offs of straight-line receivable and lease incentives	36,353	709	380
Non-cash rental income	(3,000)	—	—
Recognition of unamortized note receivable commitment fees	—	(375)	—
Lease termination fee	—	(2,464)	—
Litigation settlement	—	(616)	—
Normalized FFO attributable to common stockholders	192,484	210,248	250,487
Straight-line lease revenue, net	(12,563)	(15,312)	(20,791)
Straight-line lease revenue, net, related to noncontrolling interests	124	91	111
Straight-line lease expense related to equity method investment	(16)	46	113
Non-real estate depreciation	146	—	—
Non-real estate depreciation related to noncontrolling interest	(16)	—	—
Amortization of lease incentives	446	1,026	987
Amortization of original issue discount	322	295	303
Amortization of debt issuance costs	2,155	2,404	2,979
Amortization related to equity method investment	(847)	1,109	1,261
Note receivable credit loss expense	10,356	949	991
Equity method investment capital expenditures	(420)	(420)	(420)
Equity method investment non-refundable fees received	1,206	622	660
Equity method investment distributions	(569)	—	—
Non-cash share-based compensation	8,613	8,415	3,061
Senior housing portfolio recurring capital expenditures	(390)	—	—
Normalized FAD attributable to common stockholders	$201,031	$209,473	$239,742

BASIC
Weighted average common shares outstanding	44,774,708	45,714,221	44,696,285
NAREIT FFO attributable to common stockholders per share	$3.55	$4.62	$5.51
Normalized FFO attributable to common stockholders per share	$4.30	$4.60	$5.60

DILUTED
Weighted average common shares outstanding	44,794,236	45,729,497	44,698,004
NAREIT FFO attributable to common stockholders per share	$3.55	$4.62	$5.51
Normalized FFO attributable to common stockholders per share	$4.30	$4.60	$5.60

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

The following table reconciles net income, the most directly comparable GAAP metric, to Adjusted EBITDA ($ in thousands):

	Years ended December 31,
	2022	2021	2020
Net income	$65,501	$111,967	$185,311
Interest expense	44,917	50,810	52,882
Franchise, excise and other taxes	844	788	534
Depreciation	70,880	80,798	83,150
NHI’s share of EBITDA adjustments for unconsolidated entities	2,976	2,848	1,495
Gains on sales of real estate, net	(28,342)	(32,498)	(21,316)
Impairments of real estate	51,555	51,817	—
Loss on operations transfer, net	710	—	—
Litigation settlement	—	(616)	—
Gain on note receivable payoff	(1,113)	—	—
Loss on early retirement of debt	151	1,912	3,924
Non-cash write-off of straight-line rents receivable and lease amortization	36,353	709	380
Non-cash rental income	(3,000)	—	—
Note receivable credit loss expense	10,356	949	991
Lease termination fee	—	(2,464)	—
Recognition of unamortized note receivable commitment fees	—	(375)	—
Adjusted EBITDA	$251,788	$266,645	$307,351

Interest expense at contractual rates	$42,487	$40,866	$43,458
Interest rate swap payments, net	—	7,306	6,352
Principal payments	389	371	1,082
Fixed Charges	$42,876	$48,543	$50,892

Fixed Charge Coverage	5.9x	5.5x	6.0x

For all periods presented, EBITDA reflects GAAP interest expense, which excludes amounts capitalized during the period.

Net Operating Income

NOI is a non-GAAP supplemental financial measure used to evaluate the operating performance of real estate. We define NOI as total revenues, less tenant reimbursements and property operating expenses. We believe NOI provides investors relevant and useful information as it measures the operating performance of our properties at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties.

The following table reconciles NOI to net income, the most directly comparable GAAP metric ($ in thousands):

	Years Ended
	December 31,
NOI Reconciliations:	2022	2021
Net income	$65,501	$111,967
(Gains) losses from equity method investment	(569)	1,545
Interest income and other	—	(350)
Loss on early retirement of debt	151	1,912
Gain on note receivable payoff	(1,113)	—
Loss on operations transfer, net	710	—
Gains on sales of real estate, net	(28,342)	(32,498)
Loan and realty losses	61,911	52,766
General and administrative	22,768	18,431
Franchise, excise and other taxes	844	788
Legal	2,555	908
Interest	44,917	50,810
Depreciation	70,880	80,798
Consolidated net operating income (NOI)	$240,213	$287,077
NOI by segment:
Real Estate Investments	$232,295	$283,945
SHOP	7,603	—
Non-Segment/Corporate	315	3,132
Total NOI	$240,213	$287,077

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

At December 31, 2022, we were exposed to market risks related to fluctuations in interest rates on approximately $282.0 million of variable-rate indebtedness and on our mortgage and other notes receivable. The unused portion ($658.0 million at December 31, 2022) of our revolving credit facility, should it be drawn upon, is subject to variable rates.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a 50 basis-point increase or decrease in the interest rate related to variable-rate debt, and assuming no change in the outstanding balance as of December 31, 2022, net interest expense would increase or decrease annually by approximately $1.4 million or $0.03 per common share on a diluted basis.

We have historically used derivative financial instruments in the normal course of business to mitigate interest rate risk. We do not use derivative financial instruments for speculative purposes. Derivatives, if any, are included in the Consolidated Balance Sheets at their fair value. We may engage in hedging strategies to manage our exposure to market risks in the future, depending on an analysis of the interest rate environment and the costs and risks of such strategies. We had no derivative financial instruments outstanding during 2022.

The following table sets forth certain information with respect to our debt ($ in thousands):

	December 31, 2022			December 31, 2021
	Balance[1]	% of total	Rate[2]	Balance[1]	% of total	Rate[2]
Fixed rate:
Private placement notes - unsecured	$400,000	34.5%	4.15%	$400,000	31.9%	4.15%
Senior notes - unsecured	400,000	34.5%	3.00%	400,000	31.9%	3.00%
Fannie Mae term loans - secured, non-recourse	76,649	6.6%	3.96%	77,038	6.2%	3.97%
Variable rate:
Bank term loans - unsecured	240,000	20.8%	5.71%	375,000	30.0%	1.41%
Revolving credit facility - unsecured	42,000	3.6%	5.51%	—	—%	—%
	$1,158,649	100.0%	3.91%	$1,252,038	100.0%	2.95%

[1] Differs from carrying amount due to unamortized discounts and loan costs.
[2] Total is weighted average rate

To highlight the sensitivity of our term loans, senior notes and secured mortgage debt to changes in interest rates, the following summary shows the effects on fair value (“FV”) assuming a parallel shift of 50 basis points (“bps”) in market interest rates for a contract with similar maturities as of December 31, 2022 ($ in thousands):

	Balance	Fair Value[1]	FV reflecting change in interest rates
Fixed rate:			-50 bps	+50 bps
Private placement notes - unsecured	$400,000	$384,747	$387,998	$381,545
Senior notes - unsecured	400,000	317,298	328,850	306,190
Fannie Mae term loans - secured, non-recourse	76,649	71,950	72,746	71,163
[1] The change in fair value of our fixed rate debt was due primarily to the overall change in interest rates.

At December 31, 2022, the fair value of our mortgage and other notes receivable, discounted for estimated changes in the risk-free rate, was approximately $227.6 million. A 50 basis-point increase in market rates would decrease the estimated fair value of our mortgage and other loans by approximately $3.5 million, while a 50 basis-point decrease in such rates would increase their estimated fair value by approximately $2.7 million.

Equity Price Risk

The Company is not subject to equity risk since it owns no marketable securities.

Inflation Risk

Our real estate leases generally provide for annual increases in contractual rent due based on a fixed amount or percentage or based on increases in the CPI. Leases with increases based on CPI may contain a minimum or a cap on the maximum annual increase. Substantially all of our leases require the tenant to pay all operating expenses for the property, whether paid directly by the tenant or reimbursed to us. We believe that inflationary increases will be at least partially offset by the contractual rent increases and expense reimbursements described above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
National Health Investors, Inc.
Murfreesboro, Tennessee

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of National Health Investors, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 21, 2023 expressed an unqualified opinion thereon.

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

Asset Impairment - Real Estate Properties

The Company had total real estate properties, net of approximately $2.1 billion as of December 31, 2022. As described in Note 2 to the Company’s consolidated financial statements, management evaluates the recoverability of the carrying amount of its real estate properties when events or circumstances, including significant physical changes, significant adverse changes in general economic conditions, and significant deterioration of the underlying cash flows of a property indicate that the carrying amount may not be fully recoverable. A real estate property is impaired when the estimated undiscounted future cash flows of the property are less than the net carrying amount of the property. The Company recognized approximately $51.6 million in impairments for the year ended December 31, 2022.

We identified management’s identification and assessment of the indicators of potential impairment of real estate properties as a critical audit matter. Identification of a potential impairment of real estate properties including due to significant physical changes in the property, significant adverse changes in general economic conditions, or significant deterioration of the underlying cash flows of the property requires a high degree of judgment. Auditing these judgments was especially challenging and complex due to the nature and extent of auditor effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•Assessing the reasonableness of management’s assumptions and inputs, including property specific factors for certain properties that included changes to the physical condition of the property, changes in general economic conditions, going concern uncertainties identified by certain tenants, and deterioration of the underlying cash flows of the property, including due to declines in occupancy, which are used by management to identify and assess whether an impairment indicator existed.

•Reviewing internal documentation relevant to the analysis for certain properties including Board of Director minutes, letters of intent, and operations department communications, as applicable on a property-by-property basis, including for certain properties with lower lease coverage ratios, to assess whether additional indicators of impairment were present.

Variable Interest Entity Accounting – SHOP Ventures

As described in Note 2 to the Company’s consolidated financial statements, management consolidates a variable interest entity (“VIE”) for which control of the entity is achieved through means other than voting rights and the Company is the primary beneficiary of the VIE. During 2022, the Company formed the Merrill Gardens and Discovery joint ventures (collectively referred to as the “SHOP ventures”). The Company, as the primary beneficiary of these VIEs, consolidated the SHOP ventures. The Discovery member’s agreement was also amended in the fourth quarter of 2022.

We identified the accounting for the consolidation of the SHOP ventures, including the reconsideration caused by the amendment to the Discovery member’s agreement, as a critical audit matter. Determination of whether the SHOP ventures meet the definition of a VIE and whether the Company is the primary beneficiary required significant judgment by management to determine which activities significantly impact the design and purpose of each entity, whether equity members, as a group, lack the characteristics of a controlling financial interest, and which equity holder has the power to direct the activities that most significantly impact economic performance of each entity. In turn, increased auditor effort, including the involvement of professionals with specialized knowledge in consolidation accounting assessments, was required to evaluate management’s judgments.

The primary procedures we performed to address this critical audit matter included:

•Analyzing the agreements and other relevant documents to determine the design, purpose and significant activities of the SHOP ventures and the nature of the rights conveyed to the Company through its equity investments in these entities.

•Utilizing professionals with specialized knowledge and experience in consolidation accounting assessments to assist in evaluating the significant judgments impacting management’s conclusion as to whether the Company should consolidate the SHOP ventures.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2004.

Nashville, Tennessee
February 21, 2023

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share and per share amounts)

	December 31,
Assets:	2022	2021
Real estate properties:
Land	$177,527	$186,658
Buildings and improvements	2,549,019	2,707,422
Construction in progress	3,352	468
	2,729,898	2,894,548
Less accumulated depreciation	(611,688)	(576,668)
Real estate properties, net	2,118,210	2,317,880
Mortgage and other notes receivable, net of reserve of $15,338 and $5,210, respectively	233,141	299,952
Cash and cash equivalents	19,291	37,412
Straight-line rent receivable	76,895	96,198
Assets held for sale, net	43,302	66,398
Other assets, net	16,585	21,036
Total Assets	$2,507,424	$2,838,876

Liabilities and Equity:
Debt	$1,147,511	$1,242,883
Accounts payable and accrued expenses	25,905	23,181
Dividends payable	39,050	41,266
Lease deposit liabilities	—	8,838
Deferred income	5,052	5,725
Total Liabilities	1,217,518	1,321,893

Commitments and Contingencies

Redeemable noncontrolling interest	9,825	—

National Health Investors, Inc. Stockholders' Equity:
Common stock, $0.01 par value; 100,000,000 shares authorized;
43,388,742 and 45,850,599 shares issued and outstanding, respectively	434	459
Capital in excess of par value	1,599,427	1,591,182
Cumulative dividends in excess of net income	(329,636)	(84,558)
Total National Health Investors, Inc. Stockholders' Equity	1,270,225	1,507,083
Noncontrolling interest	9,856	9,900
Total Equity	1,280,081	1,516,983
Total Liabilities and Equity	$2,507,424	$2,838,876

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except share and per share amounts)

	Years Ended December 31,
	2022	2021	2020

Revenues:
Rental income	$217,700	$271,049	$307,208
Resident fees and services	35,796	—	—
Interest income and other	24,698	27,666	25,603
	278,194	298,715	332,811
Expenses:
Depreciation	70,880	80,798	83,150
Interest	44,917	50,810	52,882
Senior housing operating expenses	28,193	—	—
Legal	2,555	908	1,252
Franchise, excise and other taxes	844	788	534
General and administrative	22,768	18,431	13,304
Taxes and insurance on leased properties	9,788	11,638	9,653
Loan and realty losses	61,911	52,766	991
	241,856	216,139	161,766
Loss on operations transfer, net	(710)	—	—
Gain on note receivable payoff	1,113	—	—
Loss on early retirement of debt	(151)	(1,912)	(3,924)
Gains (losses) from equity method investment	569	(1,545)	(3,126)
Gains on sales of real estate, net	28,342	32,498	21,316
Other income	—	350	—
Net income	65,501	111,967	185,311
Less: net loss (income) attributable to noncontrolling interests	902	(163)	(185)
Net income attributable to common stockholders	$66,403	$111,804	$185,126

Weighted average common shares outstanding:
Basic	44,774,708	45,714,221	44,696,285
Diluted	44,794,236	45,729,497	44,698,004

Earnings per common share:
Net income attributable to common stockholders - basic	$1.48	$2.45	$4.14
Net income attributable to common stockholders - diluted	$1.48	$2.44	$4.14

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	Years Ended December 31,
	2022	2021	2020

Net income	$65,501	$111,967	$185,311
Other comprehensive income (loss):
Decrease in fair value of cash flow hedges	—	(137)	(10,047)
Reclassification adjustment for amounts recognized in net income	—	7,286	6,330
Total other comprehensive income (loss)	—	7,149	(3,717)
Comprehensive income	65,501	119,116	181,594
Less: comprehensive loss (income) attributable to noncontrolling interests	902	(163)	(185)
Comprehensive income attributable to common stockholders	$66,403	$118,953	$181,409

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$65,501	$111,967	$185,311
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	70,880	80,798	83,150
Amortization of deferred loan costs, debt discounts and prepaids	4,283	4,354	5,392
Amortization of commitment fees and note receivable discounts	(872)	(729)	(867)
Amortization of lease incentives	7,555	1,026	987
Straight-line lease revenue	16,681	(14,603)	(20,411)
Non-cash rental income	(3,000)	—	—
Non-cash interest income on mortgage and other notes receivable	(4,314)	(2,614)	(3,839)
Non-cash lease deposit liability recognized as rental income	(8,838)	—	—
Gains on sales of real estate, net	(28,342)	(32,498)	(21,316)
Gain on note receivable payoff	(1,113)	—	—
Loss on operations transfer, net	710	—	—
Loss on early retirement of debt	151	1,912	3,924
(Gains) losses from equity method investment	(569)	1,545	3,126
Loan and realty losses	61,911	52,766	991
Payment of lease incentives	(1,200)	(1,042)	(623)
Non-cash share-based compensation	8,613	8,415	3,061
Changes in operating assets and liabilities:
Other assets, net	(3,534)	(4,050)	160
Accounts payable and accrued expenses	425	3,352	(6,681)
Deferred income	412	260	(217)
Net cash provided by operating activities	185,340	210,859	232,148
Cash flows from investing activities:
Investment in mortgage and other notes receivable	(79,801)	(72,236)	(58,356)
Collection of mortgage and other notes receivable	119,212	67,790	46,612
Acquisition of real estate	(6,364)	(46,817)	(102,712)
Proceeds from sales of real estate	168,958	238,864	39,631
Investments in renovations of existing real estate	(4,629)	(3,465)	(13,854)
Investments in equipment	—	(64)	(158)
Investment in equity method investment	—	—	(875)
Distributions from equity method investment	569	1,205	—
Net cash provided by (used in) investing activities	197,945	185,277	(89,712)
Cash flows from financing activities:
Proceeds from revolving credit facility	225,000	95,000	205,000
Payments on revolving credit facility	(183,000)	(393,000)	(207,000)
Borrowings on term loans	—	—	100,000
Payments on term loans	(135,388)	(293,316)	(43,729)
Proceeds from issuance of senior notes	—	396,784	—
Prepayment fee for early retirement of debt	—	(1,462)	(1,619)
Deferred loan costs	(4,612)	(5,018)	(1,039)
Distributions to noncontrolling interests	(916)	(910)	(748)
Proceeds from noncontrolling interests	11,738	—	13
Taxes remitted on employee stock awards	(288)	—	(2,705)
Proceeds from equity offering, net	—	47,904	34,649
Equity issuance costs	(66)	—	—
Convertible bond redemption	—	(66,076)	—
Dividends paid to stockholders	(161,771)	(182,900)	(194,584)
Payments to repurchase shares of common stock	(151,951)	—	—
Net cash used in financing activities	(401,254)	(402,994)	(111,762)
(Decrease) increase in cash and cash equivalents and restricted cash	(17,969)	(6,858)	30,674
Cash and cash equivalents and restricted cash, beginning of year	39,485	46,343	15,669
Cash and cash equivalents and restricted cash, end of year	$21,516	$39,485	$46,343
The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
($ in thousands)

	Years Ended December 31,
	2022	2021	2020

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$42,659	$43,680	$43,406
Supplemental disclosure of non-cash investing and financing activities:
Real estate acquired in exchange for mortgage notes receivable	$23,071	$—	$63,220
Noncash portion of noncontrolling interest conveyed in acquisition	$—	$—	$10,778
Increase in mortgage note receivable from sale of real estate	$—	$—	$4,000
Change in other assets related to investments in real estate	$—	$—	$348
Change in other assets related to sales of real estate	$102	$(33)	$—
Change in accounts payable related to investments in real estate construction	$20	$(62)	$784
Change in accounts payable related to renovations of existing real estate	$(37)	$—	$—
Change in accounts payable related to distributions to noncontrolling interests	$139	$64	$138
Operating equipment received in lease termination	$1,287	$—	$—
Increase in accounts payable related to transfer of operations	$300	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
($ in thousands except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Cumulative Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total National Health Investors Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances at December 31, 2019	44,587,486	$446	$1,505,948	$(5,331)	$(3,432)	$1,497,631	$621	$1,498,252
Cumulative effect of change in accounting principle	—	—	—	(4,225)	—	(4,225)	—	(4,225)
Noncontrolling interests capital contribution	—	—	—	—	—	—	10,791	10,791
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(886)	(886)
Total comprehensive income	—	—	—	185,126	(3,717)	181,409	185	181,594
Issuance of common stock, net	535,990	5	34,644	—	—	34,649	—	34,649
Taxes remitted on employee stock awards	—	—	(2,705)	—	—	(2,705)	—	(2,705)
Shares issued on stock options exercised	62,516	1	(2)	—	—	(1)	—	(1)
Share-based compensation	—	—	3,061	—	—	3,061	—	3,061
Dividends declared, $4.41 per common share	—	—	—	(197,585)	—	(197,585)	—	(197,585)
Balances at December 31, 2020	45,185,992	452	1,540,946	(22,015)	(7,149)	1,512,234	10,711	1,522,945
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(974)	(974)
Total comprehensive income	—	—	—	111,804	7,149	118,953	163	119,116
Issuance of common stock, net	661,951	7	47,897	—	—	47,904	—	47,904
Equity component in redemption of convertible debt	—	—	(6,076)	—	—	(6,076)	—	(6,076)
Shares issued on stock options exercised	2,656	—	—	—	—	—	—	—
Share-based compensation	—	—	8,415	—	—	8,415	—	8,415
Dividends declared, $3.8025 per common share	—	—	—	(174,347)	—	(174,347)	—	(174,347)
Balances at December 31, 2021	45,850,599	459	1,591,182	(84,558)	—	1,507,083	9,900	1,516,983
Distributions declared to noncontrolling interests, excluding $40 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(1,015)	(1,015)
Total comprehensive income, excluding a loss of $843 attributable to redeemable noncontrolling interest	—	—	—	66,403	—	66,403	(59)	66,344
Reclassification of redeemable noncontrolling interest	—	—	—	—	—	—	1,030	1,030
Equity issuance cost	—	—	(80)	—	—	(80)	—	(80)
Taxes remitted on employee stock awards	—	—	(288)	—	—	(288)	—	(288)
Shares issued on stock options exercised	6,497	—	—	—	—	—	—	—
Repurchases of common stock	(2,468,354)	(25)	—	(151,926)	—	(151,951)	—	(151,951)
Share-based compensation	—	—	8,613	—	—	8,613	—	8,613
Dividends declared, $3.60 per common share	—	—	—	(159,555)	—	(159,555)	—	(159,555)
Balances at December 31, 2022	43,388,742	$434	$1,599,427	$(329,636)	$—	$1,270,225	$9,856	$1,280,081

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 1. Organization and Nature of Business

National Health Investors, Inc. (“NHI,” “the Company,” “we,” “us” or “our”), established in 1991 as a Maryland corporation, is a self-managed real estate investment trust (“REIT”) specializing in sale-leaseback, joint venture and mortgage and mezzanine financing of need-driven and discretionary senior housing and medical facility investments. We operate through two reportable segments: Real Estate Investments and Senior Housing Operating Portfolio (“SHOP”). Our Real Estate Investments segment consists of real estate investments and lease, mortgage and other notes receivables in independent living facilities (“ILF”), assisted living facilities (“ALF”), entrance-fee communities (“EFC”), senior living campuses (“SLC”), skilled nursing facilities (“SNF”) and a hospital (“HOSP”). As of December 31, 2022, we had investments of approximately $2.4 billion in 160 health-care real estate properties located in 32 states and leased pursuant primarily to triple-net leases to 24 tenants consisting of 94 senior housing communities (“SHO”), 65 SNFs and one hospital, excluding 13 properties classified as assets held for sale. Our portfolio of 17 mortgages along with other notes receivable totaled $248.5 million, excluding an allowance for expected credit losses of $15.3 million, as of December 31, 2022. Units and beds disclosures in these consolidated financial statements are unaudited.

Our SHOP segment is comprised of two ventures that own the operations of ILFs. As of December 31, 2022, we had investments of approximately $338.1 million in 15 properties with a combined 1,732 units located in eight states that are operated on behalf of the Company by two independent managers pursuant to the terms of separate management agreements that commenced April 1, 2022. The third-party managers, or related parties of the managers, own equity interests in the respective ventures.

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

We evaluate our arrangements with VIEs to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of the VIE. In accordance with FASB guidance, management must evaluate each of the Company’s contractual relationships which creates a variable interest in other entities. If the Company has a variable interest and the entity is a VIE, then management must determine whether the Company is the primary beneficiary of the VIE. If it is determined that the Company is the primary beneficiary, NHI would consolidate the VIE. We identify the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We perform this analysis on an ongoing basis.

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

Effective April 1, 2022 and at December 31, 2022, our consolidated total assets and liabilities include two consolidated ventures comprising our SHOP activities formed with two separate partners - Merrill Gardens, L.L.C. (“Merrill”) and DSHI NHI Holiday LLC (the “Discovery member”), a related party of Discovery Senior Living. We consider both ventures to be VIEs as the members of each, as a group, lack the characteristics of a controlling financial interest. We are deemed to be the primary beneficiary because we have the ability to control the activities that most significantly impact each VIE’s economic performance. The assets of the ventures primarily consist of real estate properties, cash and cash equivalents, and resident fees and services (accounts receivable). Their obligations primarily consist of operating expenses of the ILFs (accounts payable and accrued expenses) and capital expenditures for the properties. Assets of the consolidated SHOP ventures that can be used only to settle obligations of each respective SHOP venture primarily include approximately $260.6 million of real estate properties, net, $6.9 million of cash and cash equivalents and $1.3 million of accounts receivable, net. Liabilities of the consolidated SHOP ventures for which creditors do not have recourse to the general credit of the Company are not material. Reference Notes 5 and 10 for further discussion of these new ventures.

We also consolidate two real estate partnerships formed with our partners, Discovery Senior Housing Investor XXIV, LLC, a related party of Discovery Senior Living, and LCS Timber Ridge LLC, to invest in senior housing facilities. We consider both partnerships to be VIEs as either the members, as a group, lack the characteristics of a controlling financial interest or the total equity at risk is insufficient to finance activities without additional subordinated financial support. NHI directs the activities that most significantly impact economic performance of these ventures, subject to limited protective rights extended to our partners for specified business decisions. Because of our control of these partnerships, we include their assets, liabilities, noncontrolling interests and operations in our consolidated financial statements.

At December 31, 2022, we held interests in nine unconsolidated VIEs, and, because we lack either directly or through related parties the power to direct the activities that most significantly impact their economic performance, we have concluded that the Company is not the primary beneficiary. Accordingly, we account for our transactions with these entities and their subsidiaries at either amortized cost or net realizable value for straight-line rent receivables, excluding our investment accounted for under the equity method.

The Company’s unconsolidated VIEs are summarized below by date of initial involvement. For further discussion of the nature of the relationships, including the sources of exposure to these VIEs, see the notes to our consolidated financial statements cross-referenced below ($ in thousands).

Date	Name	Source of Exposure	Carrying Amount	Maximum Exposure to Loss	Note Reference
2014	Senior Living Communities	Notes and straight-line receivable	$90,196	$94,349	Notes 3, 4
2016	Senior Living Management	Notes	$24,500	$24,500	—
2018	Bickford Senior Living	Notes and funding commitment	$32,976	$46,023	Notes 3, 4
2019	Encore Senior Living	Notes and straight-line receivable	$39,091	$53,416	Notes 3, 4
2020	Timber Ridge OpCo, LLC	Various[1]	$(5,000)	$—	Note 6
2020	Watermark Retirement	Notes and straight-line receivable	$7,875	$10,898	Note 4
2021	Montecito Medical Real Estate	Notes and funding commitment	$20,255	$50,000	Note 4
2021	Vizion Health	Notes and straight-line receivable	$19,791	$23,015	Notes 3, 4
2021	Navion Senior Solutions	Various[2]	$8,127	$14,065	Notes 3, 4

1Loan commitment, equity method investment and straight-line rent receivables
2 Notes, loan commitments, straight-line rent receivables, and unamortized lease incentives

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

In the future, NHI may be deemed the primary beneficiary of the operations if the tenants or borrowers do not have adequate liquidity to accept the risks and rewards as the tenant and operator of the properties and might be required to consolidate the financial position and results of operations of the tenants or borrowers into our consolidated financial statements.

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

Noncontrolling Interests

Contingently redeemable noncontrolling interests are recorded at their initial carrying amounts upon issuance and are subsequently adjusted to reflect their share of gains or losses and distributions attributable to the noncontrolling interests. In periods where they are or will become probable of redemption, an adjustment to the redemption value of the noncontrolling interests is also recognized through “Capital in excess of par value” on the Company’s Consolidated Balance Sheets and included in our computation of earnings per share. As of December 31, 2022, the Merrill SHOP venture noncontrolling interest was classified as mezzanine equity, as discussed further in Note 10.

We consolidate the real estate partnerships formed with Discovery in June 2019 and LCS in January 2020, both of which invest in senior housing facilities. The noncontrolling interests associated with these two consolidated real estate partnerships, along with our Discovery member SHOP venture were classified as equity as of December 31, 2022.

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant assumptions and estimates include purchase price allocations to record investments in real estate, impairment of real estate, and allowance for credit losses. Actual results could differ from those estimates.

Earnings Per Share - The weighted average number of common shares outstanding during the reporting period is used to calculate basic earnings per common share. Diluted earnings per common share assume the exercise of stock options using the treasury stock method, to the extent dilutive. Diluted earnings per share also incorporates the potential dilutive impact of our convertible debt that was repaid in 2021. We apply the treasury stock method to convertible debt instruments, the effect of which is that conversion will not be assumed for purposes of computing diluted earnings per share unless the average share price of our common stock for the period exceeds the conversion price per share.

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

Real Property Owned - Real estate properties are recorded at cost or, if acquired through business combination, at fair value, including the fair value of contingent consideration, if any. Cost or fair value at the time of acquisition is allocated among land, buildings, improvements, personal property and lease and other intangibles. For properties acquired in transactions accounted for as asset purchases, the purchase price, which includes transaction costs, is allocated based on the relative fair values of the assets acquired. Cost includes the amount of contingent consideration, if any, deemed to be probable at the acquisition date. Contingent consideration is deemed to be probable to the extent that a significant reversal in amounts recognized is not likely to occur when the uncertainty associated with the contingent consideration is subsequently resolved. Cost also includes capitalized interest during construction periods. We use the straight-line method of depreciation for buildings over their estimated useful lives of 40 years, and improvements, including any equipment related to the SHOP segment, over their estimated useful lives ranging from 5 to 25 years. For contingent consideration arising from business combinations, the liability is adjusted to estimated fair value at each reporting date through earnings.

Expenditures for repairs and maintenance are expensed as incurred.

Impairment of Long-Lived Assets - We evaluate the recoverability of the carrying amount of our long-lived assets when events or circumstances, including significant physical changes, significant adverse changes in general economic conditions and significant deterioration of the underlying cash flows of the long-lived assets, indicate that the carrying amount of the long-lived asset may not be recoverable. The need to recognize an impairment charge is based on estimated undiscounted future cash flows compared to the carrying amount. If recognition of an impairment charge is necessary, it is measured as the amount by which the carrying amount of the property exceeds the estimated fair value of the long-lived asset.

During the years ended December 31, 2022 and 2021, we recognized impairment charges of approximately $51.6 million and $51.8 million, respectively, included in “Loan and realty losses” in our Consolidated Statements of Income. Reference Note 3 for more discussion.

Leases - Leases entered into or modified since 2019 are accounted for under the guidance of ASC Topic 842, Leases. All of our leases are classified as operating leases and generally have an initial leasehold term of 10 to 15 years followed by one or more five-year tenant renewal options. The leases are “triple-net leases” under which the tenant is responsible for the payment of all taxes, utilities, insurance premiums, repairs and other charges relating to the operation of the properties, including required levels of capital expenditures each year. The tenant is obligated at its expense to keep all improvements, fixtures and other components of the properties covered by “all risk” insurance in an amount equal to at least the full replacement cost thereof, and to maintain specified minimal personal injury and property damage insurance. The leases also require the tenant to indemnify and hold us harmless from all claims resulting from the use, occupancy and related activities of each property by the tenant, and to indemnify us against all costs related to any release, discovery, clean-up and removal of hazardous substances or materials, or other environmental responsibility with respect to each facility. While we do not incorporate residual value guarantees, the lease provisions and considerations discussed above impact our expectation of realizable value from our properties upon the expiration of their lease terms. The residual value of our real estate under lease is still subject to various market, asset, and tenant-specific risks and characteristics. As the classification of our leases is dependent on the fair value of estimated cash flows at lease commencement, management’s projected residual values represent significant assumptions in our accounting for operating leases. Similarly, the exercise of renewal options is also subject to these same risks, making a tenant’s lease term another significant variable in a lease’s cash flows. Initial direct costs that are incremental to entering into a lease are capitalized in accordance with the provisions of ASC Topic 842.

FASB Lease Modifications Related to Effects of the COVID-19 Pandemic - In April 2020, the FASB issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the coronavirus pandemic (“COVID-19”). The Lease Modification Q&A clarifies that entities may elect not to evaluate whether lease-related relief provided to mitigate the economic effects of COVID-19 is a lease modification under ASC Topic 842. Instead, an entity that elects not to evaluate whether a concession directly related to COVID-19 is a modification, can elect whether to apply the modification guidance if it does not substantially increase either its rights as lessor or the obligations of the tenant. An entity should apply the election consistently to leases with similar characteristics and circumstances. As of December 31, 2022, the Company provided $44.3 million in lease concessions as a result of COVID-19, as discussed in more detail in Note 9. NHI elected not to apply the modification guidance under ASC Topic 842 and accounted for the related concessions as variable lease payments, recorded as rental income when received.

Financial Instruments - Credit Losses - With the adoption of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses effective January 1, 2020, we estimate and record an allowance for credit losses upon origination of the loan, based on expected credit losses over the term of the loan and update this estimate each reporting period. We calculate the estimated credit losses on mortgages by pooling these loans into two groups – investments in existing or new mortgages and construction mortgages. Mezzanine, revolving lines of credit and loans designated as non-performing are evaluated at the individual loan level. We estimate the allowance for credit losses by utilizing a loss model that relies on future expected credit losses, rather than incurred losses. This loss model incorporates our historical experience, adjusted for current conditions and our forecasts, using the probability of default and loss given default method. Incorporated into the construction mortgage loss model is an estimate of the probability that NHI will acquire the property. Using the resulting estimate, a portion of the outstanding construction mortgage balance which we currently expect will be reduced by our acquisition of the underlying property when construction is complete, is deducted from the construction mortgage balance included in the expected loss calculation. Mezzanine loans, revolving lines of credit and loans designated as non-performing are also based on the loss model to recognize expected future credit losses and are applied to each individual loan using borrower specific information. We also perform a qualitative assessment beyond model estimates and apply adjustments as necessary. The credit loss estimate is based on the net amortized cost balance of our mortgage and other notes receivables as of the balance sheet date.

Calculation of the allowance for credit losses involves significant judgment. It is possible that actual credit losses will differ materially from our current estimates. Write-offs are deducted from the allowance for credit losses when we judge the principal to be uncollectible.

Upon adoption of ASU 2016-13, we recorded an allowance for expected credit losses of $3.9 million that is reflected as an adjustment to “Mortgage and other notes receivable, net of reserve” in the Consolidated Balance Sheets and recorded a corresponding cumulative-effect adjustment to “Cumulative dividends in excess of net income” in the Consolidated Balance Sheets. We also recorded a $0.3 million reserve for estimated credit losses pertaining to unfunded loan commitments as an adjustment to “Cumulative dividends in excess of net income”. The corresponding credit loss liability is included in the financial statement line item “Accounts payable and accrued expenses” in the Consolidated Balance Sheets.

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

The following table sets forth our “Cash and cash equivalents and restricted cash” reported within the Company’s Consolidated Statements of Cash Flows ($ in thousands):

	As of December 31,
	2022	2021
Cash and cash equivalents	$19,291	$37,412
Restricted cash (included in Other assets, net)	2,225	2,073
	$21,516	$39,485

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

Deferred Income - Deferred income primarily includes rents received in advance from tenants and non-refundable commitment fees received by us, which are amortized into income over the expected period of the related loan or lease. In the event that our financing commitment to a potential borrower or tenant expires, the related commitment fees are recognized into income immediately. Commitment fees may be charged based on the terms of the lease agreements and the creditworthiness of the parties.

Revenue Recognition

Rental Income - Our leases generally provide for rent escalators throughout the term of the lease. Base rental income is recognized using the straight-line method over the term of the lease to the extent that lease payments are considered collectible and the lease provides for specific contractual escalators. Under certain leases, we receive additional contingent rent, which is calculated on the increase in revenues of the tenant over a base year or base quarter. We recognize contingent rent annually or quarterly based on the actual revenues of the tenant once the target threshold has been achieved. Lease payments that depend on a factor directly related to future use of the property, such as an increase in annual revenues over a base year, are considered to be contingent rentals and are excluded from the schedule of minimum lease payments.

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

Property operating expenses that are reimbursed by our operators are recorded as “Rental income” in the Consolidated Statements of Income. Accordingly, we record a corresponding expense, reflected in “Taxes and insurance on leased properties” in the Consolidated Statements of Income. Rental income includes reimbursement of property operating expenses for the years ended December 2022, 2021 and 2020, totaling $9.8 million, $11.6 million and $9.7 million, respectively.

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

The Company reviews its operating lease receivables for collectability on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in which the tenant operates and economic conditions in the area where the property is located. In the event that collectability with respect to any tenant is not probable, a direct write-off of the receivable is made as an adjustment to rental income and any future rental revenue is recognized only when the tenant makes a rental payment. During the year ended December 31, 2022, we placed three operators on cash basis of rental income recognition. During the year ended December 31, 2021, we placed Holiday Retirement (“Holiday”) on cash basis for its master lease. Reference Note 3 for further discussion.

Resident Fees and Services - Resident fee revenue associated with our SHOP activities is recognized as the related performance obligations are satisfied and includes resident room and care charges, community fees and other resident charges.

Residency agreements are generally short term (30 days to one year), and entitle the resident to certain room and care services for a monthly fee billed in advance. Revenue for certain related services is billed monthly in arrears. The Company has elected the lessor practical expedient within ASC 842, Leases, to not separate the lease and nonlease components within our resident agreements as the timing and pattern of transfer to the resident are the same. The Company has determined that the nonlease component is the predominant component within the contract and will recognize revenue under ASC 606, Revenue Recognition from Contracts with Customers.

Interest Income from Mortgage and Other Notes Receivable - Interest income is recognized based on the interest rates and principal amounts outstanding on the notes receivable. We identify a mortgage loan as non-performing if a required payment is not received within 30 days of the date it is due or a borrower’s current financial condition indicates a probability it cannot pay its current contractual amounts. A non-performing loan is returned to accrual status at such time as the loan becomes contractually current and management believes all future principal and interest will be received according to the contractual loan terms. During the fourth quarter of 2022, we designated a mortgage note receivable and a mezzanine loan totaling an aggregate $24.5 million with affiliates of one operator/borrower as non-performing.

Derivatives - In the normal course of business, we are subject to risk from adverse fluctuations in interest rates. Occasionally, we may choose to manage this risk through the use of derivative financial instruments, primarily interest rate swaps. Counterparties to these contracts are major financial institutions. We are exposed to credit loss in the event of nonperformance by these counterparties. We do not use derivative instruments for trading or speculative purposes. Our objective in managing exposure to market risk is to limit the impact on cash flows relating to the change in market interest rates on our variable rate debt.

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

Income Tax - We intend at all times to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Accordingly, we will generally not be subject to U.S. federal income tax, provided that we continue to qualify as a REIT and make distributions to stockholders at least equal to or in excess of 90% our taxable income. Certain activities that we undertake may be conducted by entities that have elected to be treated as taxable REIT subsidiaries (TRSs). TRSs are subject to federal, state, and local income taxes. Accordingly, a provision for income taxes has been made in the consolidated financial statements. A failure to qualify under the applicable REIT qualification rules and regulations would have a material adverse impact on our financial position, results of operations and cash flows.

Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income reported for financial reporting purposes due primarily to differences in the basis of assets, estimated useful lives used to compute depreciation expense, gains on sales of real estate, non-cash compensation expense and recognition of commitment fees.

Our tax returns filed for years beginning in 2019 are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our Consolidated Statements of Income as a component of income tax expense.

Segments - We operate our business through two reportable segments: Real Estate Investments and SHOP. In our Real Estate Investments segment, we invest in (i) senior housing and healthcare real estate and lease those properties to healthcare operating companies under triple-net leases that obligate tenants to pay all property-related expenses and (ii) mortgage and other notes receivable throughout the United States. Our SHOP segment is comprised of the operations of 15 ILFs located throughout the United States that are operated on behalf of the Company by two independent managers pursuant to the terms of separate management agreements that commenced April 1, 2022. Reference Notes 5 and 16 for additional information.

Note 3. Investment Activity

Asset Acquisition

2022 Acquisitions and New Leases of Real Estate

During the year ended December 31, 2022, we completed the following real estate acquisitions within our Real Estate Investments reportable segment as described below ($ in thousands):

Operator	Date	Properties	Asset Class	Land	Building and Improvements	Total
Encore Senior Living	Q2 2022	1	ALF	$542	$12,758	$13,300
Bickford Senior Living	Q4 2022	1	ALF	2,052	15,148	17,200
				$2,594	$27,906	$30,500

In April 2022, we acquired a 53-unit ALF located in Oshkosh, Wisconsin, from Encore Senior Living. The acquisition price was $13.3 million and included the cancellation of an outstanding construction note receivable to us of $9.1 million, including interest. We have agreed to pay up to $0.8 million in additional cash consideration pending the results of an ongoing property tax appeal. As of December 31, 2022, no amount of this consideration is expected to be paid. We added the facility to an existing master lease for a term of 15 years at an initial lease rate of 7.25%, with an annual escalator of 2.5%.

In November 2022, we acquired a 60-unit ALF located in Virginia Beach, Virginia, from Bickford Senior Living (“Bickford”). The acquisition price was $17.2 million, including $0.2 million in closing costs, and the cancellation of an outstanding construction note receivable of $14.0 million including interest. The acquisition price also included a reduction of $3.0 million in Bickford’s outstanding pandemic-related rent deferrals that were recognized in rental income in the fourth quarter of 2022 based on the fair value of the real estate assets received. We added the facility to an existing master lease with Bickford for a term of 10.5 years at an initial rate of 8.0%, with annual CPI escalators subject to a floor and ceiling.

2021 Acquisitions and New Leases of Real Estate

During the year ended December 31, 2021, we completed the following real estate acquisitions as described below ($ in thousands):

Operator	Date	Properties	Asset Class	Land	Building and Improvements	Total
Vizion Health	Q2 2021	1	HOSP	$1,470	$38,780	$40,250
Navion Senior Solutions	Q2 2021	1	SHO	531	6,069	6,600
				$2,001	$44,849	$46,850

Vizion Health

In May 2021, we acquired a 64-bed specialty behavioral hospital located in Oklahoma for a total purchase price of $40.3 million, including $0.3 million in closing costs, and concurrently leased the hospital to an affiliate of Vizion Health. The 15-year master lease, which includes two five-year extension options, has an initial lease rate of 8.5% with fixed annual escalators of 2.5%. We have committed to additional funding of capital improvements for the hospital of up to $2.0 million which will be added to the lease base as funded. At December 31, 2022, no funds have been drawn.

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

2022 Asset Dispositions

During the year ended December 31, 2022, we completed the following real estate property dispositions within our Real Estate Investments segment as described below ($ in thousands):

Operator	Date	Properties	Asset Class	Net Proceeds	Net Real Estate Investment	Gain	Impairment[1]
Hospital Corporation of America	Q1 2022	1	MOB	$4,868	$1,904	$2,964	$—
Vitality Senior Living[2]	Q1 2022	1	SLC	8,302	8,285	17	—
Holiday[2]	Q2 2022	1	ILF	2,990	3,020	—	30
Chancellor Senior Living[2]	Q2 2022	2	ALF	7,305	7,357	—	52
Bickford[2]	Q2 2022	3	ALF	25,959	28,268	—	2,309
Comfort Care	Q2 2022	4	ALF	40,000	38,444	1,556	—
Helix Healthcare	Q2 2022	1	HOSP	19,500	10,535	8,965	—
Discovery Senior Living[2]	Q3 2022	2	ALF/SLC	16,379	15,159	1,220	—
National HealthCare Corporation (“NHC”)[3]	Q3 2022	7	SNF	43,686	30,066	13,620	—
		22		$168,989	$143,038	$28,342	$2,391

1 Impairments are included in “Loan and realty losses” in the Consolidated Statement of Income for the year ended December 31, 2022.
2 Total impairment charges recognized on these properties were $28.5 million for the year ended December 31, 2022.
3 See “Tenant Concentration” below for additional information on the NHC disposition.

Total rental income related to the disposed properties was $7.0 million, $10.9 million and $16.6 million for years ended December 31, 2022, 2021 and 2020, respectively.

The disposal transactions for the three Bickford properties in the second quarter of 2022 included $2.4 million in contingent consideration representing cash placed in escrow that will be returned to the buyers to the extent the sold properties generate negative monthly cash flows over the twelve months following from the dates of sale. After the twelve-month period, any remaining funds not distributed will be paid to the Company. We have assessed that it is not probable that any of the escrowed funds would be received by the Company. To the extent this assessment changes, or funds are ultimately received, we will recognize the amount as a gain on the sale of real estate.

2021 Asset Dispositions

During the year ended December 31, 2021, we completed the following real estate property dispositions within our Real Estate Investments reportable segments as described below ($ in thousands):

Tenant	Date	Properties	Asset Class	Net Proceeds	Net Real Estate Investment	Other[1]	Gain	Impairment[2]
Bickford	Q2 2021	6	SHO	$39,924	$34,485	$1,871	$3,568	$—
Community Health Systems	Q2 2021	1	MOB	3,887	946	62	2,879	—
TrustPoint Hospital	Q3 2021	1	HOSP	31,215	21,018	1,562	8,635	—
Holiday	Q3 2021	8	SHO	114,133	113,611	(1,360)	1,882	—
Quorum Health	Q3 2021	1	HOSP	8,314	9,568	—	—	1,254
Senior Living Management	Q3 2021	1	SHO	12,847	3,212	210	9,425	—
Holiday	Q3 2021	1	SHO	5,666	10,388	(81)	—	4,641
Brookdale Senior Living	Q4 2021	1	ALF	11,880	11,696	—	184	—
Senior Living Management	Q4 2021	1	SLC	7,275	3,335	256	3,684	—
Genesis	Q4 2021	1	SLC	3,723	1,677	(166)	2,211	—
		22		$238,864	$209,936	$2,354	$32,468	$5,895

1 Includes straight-line rent and deferred lease intangibles
2 Impairments are included in “Loan and realty losses” in the Consolidated Statements of Income for the year ended December 31, 2021.

Bickford

During the second quarter of 2021, we sold to affiliates of Bickford a portfolio of six properties that were being leased to Bickford for a purchase price of $52.9 million. We received approximately $39.9 million in cash consideration upon sale and originated a second mortgage note receivable for the remaining purchase price of $13.0 million. A gain was not recognized related to the $13.0 million second mortgage note receivable, which is discussed in more detail in Note 4. We recorded a gain upon completion of this transaction totaling approximately $3.6 million representing the excess of the $39.9 million cash consideration received over the net book value of the assets sold of $34.5 million and the write-off of straight-line rents receivable of approximately $1.9 million. Rental income from this portfolio was $1.6 million and $5.6 million for the years ended December 31, 2021 and 2020, respectively.

Upon completion of the sale, Bickford satisfied the terms of our prior agreement that contingently abated $2.1 million in rental income for the third quarter of 2020. Reference Note 9 for discussion of additional contingent consideration associated with this disposition that was not included in the transaction price at the time of closing.

Holiday

In August 2021, we sold a portfolio of eight properties that was leased to Holiday with an aggregate net book value of $113.6 million for total cash consideration of $115.0 million, and incurred transaction costs of $0.9 million, and recognized a gain of approximately $1.9 million associated with this transaction. Rental income was $5.9 million and $10.0 million for the years ended December 31, 2021 and 2020, respectively.

In September 2021, we sold a property that was leased to Holiday located in Indiana with a net book value of $10.4 million for total cash consideration of $5.8 million, incurred transactions costs of $0.1 million, and recognized an impairment of approximately $4.6 million associated with this transaction. Rental income was $0.4 million and $0.6 million for the year ended December 31, 2021 and 2020, respectively.

Assets Held for Sale and Long-Lived Assets

The following is a summary of our assets held for sale ($ in thousands):

	For the Year Ended December 31,
	2022	2021
Number of facilities	13	10
Real estate, net	$43,302	$66,398

Rental income associated with the assets held for sale as of December 31, 2022 totaled $2.1 million, $5.6 million, and $7.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Rental income associated with the assets held for sale as of December 31, 2021 totaled $5.4 million and $8.0 million for the years ended December 31, 2021 and 2020, respectively.

During the year ended December 31, 2022, we recorded impairments of approximately $51.6 million on 19 properties which were sold or classified as held for sale related to our Real Estate Investments reportable segment.

During the year ended December 31, 2021, we recorded impairments of approximately $51.8 million on ten properties which were sold or classified as held for sale related to our Real Estate Investments reportable segment.

Impairment charges are included in “Loan and realty losses” in the Consolidated Statements of Income.

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

2023 Asset Acquisitions

In February 2023, we acquired two memory care communities operated by Silverado Senior Living for approximately $37.5 million. The newly developed properties that opened in 2022 and include a 60-unit community in Summerlin, Nevada and a 60-unit community in Frederick, Maryland and are leased pursuant to a 20-year lease master lease with a first-year lease rate of 7.5% and annual escalators of 2.0%.

In February 2023, we acquired a 60-unit assisted living and memory care community in Chesapeake, Virginia from Bickford. The acquisition price was $17.3 million, including approximately $0.1 million in closing costs, the satisfaction of an outstanding construction note receivable of $14.2 million including interest, and cash consideration of $0.5 million. The acquisition price also included a reduction of $2.5 million in Bickford’s outstanding pandemic-related deferrals. We added the community to an existing master lease with Bickford was added to an existing master lease with Bickford at an initial rate of 8.0%, with annual CPI escalators subject to a floor and ceiling.

Tenant Concentration

The following table contains information regarding tenant concentration in our Real Estate Investments portfolio, excluding $2.6 million for our corporate office, $338.1 million for the SHOP segment, and a credit loss reserve of $15.3 million, based on the percentage of revenues for the years ended December 31, 2022, 2021 and 2020 related to tenants or affiliates of tenants, that exceed 10% of total revenue ($ in thousands):

	As of December 31, 2022			Revenues[1]
	Asset	Gross Real	Notes	Year Ended December 31,
	Class	Estate[2]	Receivable	2022		2021		2020

Senior Living Communities	EFC	$573,631	$48,547	$51,183	18%	$50,726	17%	$50,734	15%
National HealthCare Corporation	SNF	133,770	—	36,893	13%	37,735	12%	37,820	11%
Bickford[3]	ALF	414,870	32,727	N/A	N/A	34,599	12%	49,451	15%
Holiday[3]	ILF	—	—	N/A	N/A	N/A	N/A	40,705	12%
All others, net	Various	1,329,461	167,205	144,534	52%	164,017	55%	144,448	44%
Escrow funds received from tenants
for property operating expenses	Various	—	—	9,788	4%	11,638	4%	9,653	3%
		$2,451,732	$248,479	242,398		298,715		332,811
Resident fees and services[4]				35,796	13%	—	—%	—	—%
				$278,194		$298,715		$332,811

1 Includes interest income on notes receivable and rental income from properties classified as held for sale.
2 Amounts include any properties classified as held for sale.
3 Revenues included in All others, net for years when less than 10%.
4 There is no tenant concentration in resident fees and services because these agreements are with individual residents.

At December 31, 2022, the two states in which we had an investment concentration of 10% or more were South Carolina (12.1%) and Texas (10.7%). At December 31, 2021, the two states in which we had an investment concentration of 10% or more were also South Carolina (11.6%) and Texas (10.3%).

Senior Living Communities

As of December 31, 2022, we leased ten retirement communities totaling 2,200 units to Senior Living Communities, LLC (“Senior Living”) pursuant to triple-net lease agreements maturing through December 2029. We recognized straight-line rent revenue of $0.4 million, $2.5 million and $4.3 million from the Senior Living lease for the years ended December 31, 2022, 2021 and 2020, respectively.

NHC

The facilities leased to NHC, a publicly held company, are under a master lease and consist of three independent living facilities and 32 skilled nursing facilities (four of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC). Effective September 1, 2022, we amended the master lease dated October 17, 1991, concurrently with the sale of a portfolio of seven skilled nursing facilities to increase the annual base rent due each year through the expiration of the master lease on December 31, 2026. There are two additional five-year renewal options at a fair rental value as negotiated between the parties.

The annual base rent prior to the amendment was $30.8 million and was increased to $34.3 million for the year ended December 31, 2022, with credit given for rent paid in 2022 related to the sold portfolio. In addition to the base rent, NHC will continue to pay any additional rent and percentage rent as required by the master lease. Under the terms of the amended lease, the base annual rent escalates by 4% of the increase, if any, in each facility’s annual revenue over a 2007 base year. We refer to this additional rent component as “percentage rent.”

The following table summarizes the percentage rent income from NHC ($ in thousands):

	Year Ended December 31,
	2022	2021	2020
Current year	$3,332	$3,536	$3,687
Prior year final certification[1]	(206)	(5)	(14)
Total percentage rent income	$3,126	$3,531	$3,673
1 For purposes of the percentage rent calculation described in the master lease agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

Two of our board members, including our chairman, are also members of NHC’s board of directors. As of December 31, 2022, NHC owned 1,630,642 shares of our common stock.

Other Operators

Bickford

As of December 31, 2022, we leased 36 facilities, excluding three facilities classified as assets held for sale, under four leases to Bickford. Revenues from Bickford reflect the impact of pandemic-related rent concessions accounted for as variable lease payments of approximately $5.5 million, $18.3 million and $5.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

During the year ended December 31, 2022, we wrote off approximately $18.1 million of straight-line rents receivable and $7.1 million of lease incentives, which were included in “Other assets, net” on the Consolidated Balance Sheet, against rental income upon converting Bickford to the cash basis of accounting. These write-offs were the result of a change in our evaluation of collectability of future rent payments due under its four master lease agreements based upon information we obtained from Bickford in the second quarter of 2022 regarding its financial condition that raised substantial doubt as to its ability to continue as a going concern. Cash rent received from Bickford for the year ended December 31, 2022 was $27.6 million, which excludes $3.0 million of rental income related to the reduction of pandemic-related rent deferrals in connection with the acquisition of the ALF located in Virginia Beach, Virginia discussed above. Straight-line rent revenue of $1.7 million and $2.8 million was recognized from the Bickford leases for the years ended December 31, 2021 and 2020, respectively.

Other than the asset acquisition and the three properties sold discussed above, we completed various restructuring activities in the Bickford leased property portfolio during the first half of 2022. In March 2022, we transferred one ALF located in Pennsylvania from the Bickford portfolio to a new operator that is leased pursuant to a ten-year triple-net lease and wrote off approximately $0.7 million in a straight-line rent receivable, reducing rental income. Effective April 1, 2022, we restructured and amended three of Bickford’s master lease agreements covering 28 properties and reached agreement on the repayment terms of its outstanding pandemic-related deferrals. Significant terms of these agreements are as follows:

• Extended the maturity dates of the modified leases to 2033 and 2035. The remaining master lease agreement covering 11 properties with an original maturity in 2023 was previously extended to 2028.

• Reduced the combined rent for the portfolio to approximately $28.3 million (excluding the ALF in Virginia Beach acquired in the fourth quarter of 2022) per year through April 1, 2024, subject to a nominal annual increase, at which time the rent will be reset to a fair market value, but not less than 8.0% of our initial gross investment.

• Required monthly payments beginning October 2022 through December 2024 based on a percentage of Bickford’s monthly revenues exceeding an established threshold to be applied to the outstanding pandemic-related deferrals granted to Bickford. The deferrals may be reduced by up to $6.0 million upon Bickford achieving certain performance targets and the sale or transition of certain properties to new operators of which $3.0 million was earned in the fourth quarter of 2022.

Holiday

During the third quarter of 2021, Welltower Inc. (“Welltower”) completed an acquisition that resulted in a Welltower-controlled subsidiary becoming a tenant under our master lease for the NHI-owned Holiday real estate assets. We placed the tenant on the cash basis of accounting effective in the third quarter of 2021 because of non-payment of rent and completed the transitioning of the remaining properties in this portfolio effective April 1, 2022. Reference Note 9 for more discussion.

Other Portfolio Activity

Cash Basis Operators and Straight-line Rents Receivable Write-offs

We placed three operators on the cash basis of accounting for their leases during 2022, including Bickford discussed above. During 2021, the Welltower-controlled tenant of our Holiday portfolio was the only tenant on the cash basis. Rental income associated with these tenants totaled $21.4 million, $68.8 million and $104.4 million for the years ended December 31, 2022, 2021 and 2020, respectively, which includes the impact of write-offs of $26.0 million in total straight-line rents receivable and $7.1 million of lease incentives during the year ended December 31, 2022.

Tenant Purchase Options

Certain of our leases contain purchase options allowing tenants to acquire the leased properties. At December 31, 2022, we had tenant purchase options on three properties with an aggregate net investment of $59.6 million that will become exercisable between 2027 and 2028. Rental income from these properties with tenant purchase options was $7.0 million and $6.9 million and $6.5 million for years ended December 31, 2022, 2021 and 2020, respectively.

We cannot reasonably estimate at this time the probability that any purchase options will be exercised in the future. Consideration to be received from the exercise of any tenant purchase option is expected to exceed our net investment in the leased property or properties.

Future Minimum Lease Payments

Future minimum lease payments to be received by us under our operating leases, including cash basis tenants, at December 31, 2022 are as follows ($ in thousands):

Year Ending December 31,	Amount
2023	$218,112
2024	227,086
2025	231,745
2026	236,157
2027	197,793
Thereafter	796,452
$1,907,345

Variable Lease Payments

Most of our existing leases contain annual escalators in rent payments. Some of our leases contain escalators that are determined annually based on a variable index or other factors that is indeterminable at the inception of the lease. The table below indicates the revenue recognized as a result of fixed and variable lease escalators ($ in thousands):

	Year Ended December 31,
	2022	2021	2020
Lease payments based on fixed escalators, net of deferrals	$226,873	$241,172	$272,630
Lease payments based on variable escalators	5,275	4,662	5,501
Straight-line rent income, net of write-offs	(16,681)	14,603	20,411
Escrow funds received from tenants for property operating expenses	9,788	11,638	9,653
Amortization and write-off of lease incentives	(7,555)	(1,026)	(987)
Rental income	$217,700	$271,049	$307,208

Note 4. Mortgage and Other Notes Receivable

At December 31, 2022, our investments in mortgage notes receivable totaling $164.6 million secured by real estate and other assets of the borrower (e.g., UCC liens on personal property) related to 17 facilities and other notes receivable totaled $83.9 million, substantially all of which are guaranteed by significant parties to the notes or by cross-collateralization of properties with the same owner. At December 31, 2021, our investments in mortgage notes receivable totaled $230.9 million and other notes receivable totaled $74.2 million. These balances exclude a credit loss reserve of $15.3 million and $5.2 million at December 31, 2022 and 2021, respectively.

During the fourth quarter of 2022, we designated a mortgage note receivable of $10.0 million and a mezzanine loan of $14.5 million with affiliates of one operator/borrower as non-performing. This operator/borrower is also one of the tenants converted to cash basis of accounting for its master leases discussed in Note 3. Interest income recognized, representing cash received, from these non-performing loans was $1.4 million, $1.9 million and $2.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. All other loans were on accrual status as of December 31, 2022. All of our notes were on full accrual status at December 31, 2021.

2022 Mortgage and Other Notes Receivable

Encore Senior Living

In January 2022, we entered into an agreement to fund a $28.5 million development loan with Encore Senior Living to construct a 108-unit assisted living and memory care community in Fitchburg, Wisconsin. The four-year loan agreement has an annual interest rate of 8.5% and two one-year extensions. We have a purchase option on the property once it has stabilized. The total amount funded on the note was $14.2 million as of December 31, 2022.

Capital Funding Group

In November 2022, we funded a $42.5 million senior loan to refinance a portfolio of five skilled nursing facilities located in Texas. The loan was made to affiliates of Capital Funding Group and the properties are leased by subsidiaries of The Ensign Group. The five-year loan agreement has an annual interest rate of 7.25% and two one-year extensions.

Montecito Medical Real Estate

We have a $50.0 million mezzanine loan and security agreement with Montecito Medical Real Estate for a fund that invests in medical real estate, including medical office buildings, throughout the United States. During the year ended December 31, 2022, we funded $8.2 million on three real estate investments. As of December 31, 2022, we have funded $20.3 million of our commitment that was used to acquire nine medical office buildings for a combined purchase price of approximately $86.7 million. For the year ended December 31, 2022 and 2021, we received interest of $1.8 million and $0.2 million, respectively. For the year ended December 31, 2022, we received principal of $0.3 million.

The loan agreement was modified in April 2022 for two subsequent real estate investments to accrue interest at an annual rate of 7.5% paid monthly in arrears and 4.5% per year in interest to be paid upon certain future events including repayments, sales of fund investments, and refinancings (the “Deferred Interest”). Prior borrowings under the loan agreement bear interest at an annual rate of 9.5% and accrue an additional 2.5% in Deferred Interest. Funds drawn in accordance with this agreement are required to be repaid on a per-investment basis five years from deployment of the funds for the applicable investment and includes two one-year extensions.

2021 Mortgage and Other Notes Receivable

Montecito Medical Real Estate

In April 2021, the Company entered into the $50.0 million mezzanine loan and security agreement with Montecito Medical Real Estate discussed above.

Vizion Health - Brookhaven

In May 2021, we provided a $20.0 million, five year loan to Vizion Health-Brookhaven, LLC to finance the acquisition of healthcare operations, including the real and personal property of a behavioral hospital we acquired as discussed in Note 3. The loan requires monthly principal and interest payments and bears an initial annual interest rate of 8.5% with fixed annual escalators of 2.5% that began June 1, 2022. Initial principal loan repayments are equal to 90% of the excess cash flow with a monthly minimum as defined in the agreement. Principal repayments are reduced to 50% of the excess cash flow once the outstanding loan balance is reduced below $15.0 million. The loan balance as of December 31, 2022 was $18.8 million.

Navion Senior Solutions

In May 2021, we provided a ten-year corporate loan to Navion for $3.6 million. The loan requires interest-only payments at an annual interest rate of 8% until June 1, 2024, and gives us first option to provide permanent development financing for a future project.

Bickford

As part of the sale of six properties to Bickford in the second quarter of 2021 discussed in Note 3, we executed a $13.0 million second mortgage as a component of the purchase price consideration. The loan is secured by a security interest in the portfolio that is subordinate only to the first mortgage on the portfolio held by a third party. This second mortgage note receivable bears interest at a 10% annual rate and matures in April 2026. Interest income was $1.3 million and $0.9 million for the years ended December 31, 2022 and 2021, respectively.

Given the size of the Company financing provided relative to the purchase price, its subordination to the first mortgage outstanding and the ongoing negative impact of the COVID-19 pandemic and increasing cost on Bickford’s operating results, we did not include this note receivable in the determination of the gain to be recognized upon sale of the portfolio in accordance with the provisions of ASC 610-20, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets. Therefore, this note receivable is not reflected in “Mortgage and other notes receivable, net” in the Consolidated Balance Sheet as of December 31, 2022 or 2021. We will re-evaluate the collectability of this note receivable each reporting period and recognize the note receivable and related deferred gain at such time the note receivable is considered probable of collection in accordance with ASC 610-20.

Other Activity

Bickford Senior Living

As of December 31, 2022, we had two fully funded construction loans to Bickford totaling $28.9 million. The construction loans are secured by first mortgage liens on substantially all real and personal property as well as a pledge of any and all leases or agreements which may grant a right of use to the property. Usual and customary covenants extend to the agreements, including the borrower’s obligation for payment of insurance and taxes. NHI has a fair market value purchase option on the properties at stabilization of the underlying operations. On these development projects, Bickford, as borrower, is entitled to up to $2.0 million per project in incentives based on the achievement of predetermined operational milestones and, if funded, will increase NHI's future purchase price and eventual NHI lease payment.

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

In the second quarter of 2022, we received repayment of a $111.3 million mortgage note receivable along with all accrued interest and a prepayment fee of $1.1 million which is reflected in “Gain on note receivable payoff” on the Consolidated Statement of Income for the year ended December 31, 2022. Interest income was $5.2 million, $10.2 million and $11.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Senior Living Communities

We provided a $20.0 million revolving line of credit whose borrowings are to be used primarily to finance construction projects within the Senior Living portfolio, including building additional units, and general working capital needs. During the year ended December 31, 2022, the revolving line of credit was amended to reset the interest rate to 8.0% per annum effective in November 2022, and reduce the availability to $15.0 million on January 1, 2025. The revolver matures in December 2029 at the time of lease maturity. The outstanding balance under the facility at December 31, 2022 and 2021, was $15.8 million and $9.6 million, respectively.

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

Credit Loss Reserve

Our principal measures of credit quality, except for construction mortgages, are debt service coverage for amortizing loans and interest or fixed charge coverage for non-amortizing loans, collectively referred to as “Coverage”. A Coverage ratio provides a measure of the borrower’s ability to make scheduled principal and interest payments. The Coverage ratios presented in the following table have been calculated utilizing the most recent date for which data is available, September 30, 2022, using EBITDARM (earnings before interest, taxes, depreciation, amortization, rent and management fees) and the requisite debt service, interest service or fixed charges, as defined in the applicable loan agreement. We categorize Coverage into three levels: (i) more than 1.5x, (ii) between 1.0x and 1.5x, and (iii) less than 1.0x. We update the calculation of Coverage on a quarterly basis. Coverage is not a meaningful credit quality indicator for construction mortgages as either these developments are not generating any operating income, or they have insufficient operating income as occupancy levels necessary to stabilize the properties have not yet been achieved. We measure credit quality for these mortgages by considering the construction and stabilization timeline and the financial condition of the borrower as well as economic and market conditions. The tables below present outstanding note balances as of December 31, 2022 at amortized cost.

We consider the guidance in ASC 310-20 when determining whether a modification, extension or renewal constitutes a current period origination. The credit quality indicator as of December 31, 2022, is presented below for the amortized cost, net by year of origination of ($ in thousands):

	2022	2021	2020	2019	2018	Prior	Total
Mortgages
more than 1.5x	$14,033	$—	$36,524	$32,700	$—	$4,028	$87,285
between 1.0x and 1.5x	—	—	—	—	14,700	—	14,700
less than 1.0x	42,294	—	3,874	6,423	—	—	52,591
	56,327	—	40,398	39,123	14,700	4,028	154,576
Mezzanine
more than 1.5x	—	18,776	—	—	—	—	18,776
between 1.0x and 1.5x	—	23,969	—	—	—	8,835	32,804
	—	42,745	—	—	—	8,835	51,580
Non-performing
less than 1.0x	—	—	—	—	—	24,500	24,500
	—	—	—	—	—	24,500	24,500
Revolver
more than 1.5x							1,976
between 1.0x and 1.5x							15,847
							17,823
					Credit loss reserve		(15,338)
							$233,141

Due to the continuing challenges in financial markets, due in part to the COVID-19 pandemic, and the potential impact on the collectability of our mortgages and other notes receivable, we forecasted a 20% increase in the probability of a default and a 20% increase in the amount of loss from a default on all loans, other than those designated as non-performing, resulting in an effective adjustment of 44%. The methodology for estimating the reserves for non-performing loans incorporates current conditions and forecasts of future economic conditions of these loans, including qualitative factors, which may differ from conditions existing in the historical period.

The allowance for expected credit losses is presented in the following table for the year ended December 31, 2022 ($ in thousands):

Balance at January 1, 2022	$5,210
Provision for expected credit losses	10,628
Write-off	(500)
Balance at December 31, 2022	$15,338

Note 5. Senior Housing Operating Portfolio Formation Activities

Concurrently with the settlement of the outstanding litigation with Welltower discussed more fully in Note 9, we terminated the master lease with a Welltower-controlled subsidiary for the legacy Holiday properties effective April 1, 2022 and transitioned the operations of 15 ILFs from the Welltower-controlled tenant into two new ventures. These new ventures, consolidated by the Company, are structured to comply with REIT requirements and utilize the TRS for activities that would otherwise be non-qualifying for REIT purposes. The properties in each venture are operated by a property manager in exchange for a management fee. The equity structure of these ventures is comprised of 65% and 35% preferred and common equity interests, respectively. The Company owns 100% of the preferred equity interests in these ventures and an aggregate blended common equity interest of 89%. As of December 31, 2022, the annual fixed preferred return was approximately $10.2 million. Additionally, the managers, or related parties of the managers, own common equity interests in their respective ventures. Each venture is discussed in more detail below.

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

The properties are managed by Merrill pursuant to a management agreement with an initial term through March 2032 that automatically renews on a year-to-year basis thereafter unless terminated by either party with notice. The management agreement entitles Merrill to a base management fee of 5% of net revenue and a real estate services fee of 5% of real estate costs incurred during any calendar year that exceed $1,000 times the number of units at each facility. Given certain provisions of the operating agreement, including provisions related to a Company change in control, the noncontrolling interest associated with the venture was determined to be contingently redeemable, as discussed further in Note 10.

Discovery Managed Portfolio

We transferred nine ILFs located in Arkansas, Georgia, Ohio, Oklahoma, New Jersey, and South Carolina into a consolidated venture with DSHI NHI Holiday LLC (the “Discovery member”), a related party of Discovery. The Discovery member contributed $1.1 million in cash for its common equity interest in the venture. The operating agreement includes additional contingent distributions to the partners based on the attainment of certain yields on investment calculated on an annual basis. At inception, the noncontrolling interest associated with this venture was determined to be contingently redeemable and classified as a redeemable noncontrolling interest on the Consolidated Balance Sheet. Effective in the fourth quarter of 2022, the operating agreement was amended, resulting in the noncontrolling interest no longer being contingently redeemable. The noncontrolling interest has been reclassified to “Equity” on the Consolidated Balance Sheet as of December 31, 2022.

The properties are managed by separate related parties of Discovery pursuant to management agreements with an initial term through March 2032 that automatically renews on a year-to-year basis thereafter unless terminated by either party with notice. The management agreements entitle the managers to a base management fee of 5% of net revenue.

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

We account for our investment in Timber Ridge OpCo under the equity method and decrease the carrying value of our investment for losses in the entity and distributions to NHI for cumulative amounts up to and including our basis plus any commitments to fund operations. Our commitments are currently limited to the additional $5.0 million under the revolving credit facility. As of December 31, 2022, we have recognized our share of Timber Ridge OpCo’s operating losses in excess of our initial investment. These cumulative losses of $5.0 million in excess of our original basis are included in “Accounts payable and accrued expenses” in our Consolidated Balance Sheets as of December 31, 2022 and 2021. Excess unrecognized equity method losses, including cash distributions received, for the years ended December 31, 2022 and 2021 were $4.2 million and $1.7 million, respectively. Cumulative unrecognized losses, including cash distributions received, were $5.9 million through December 31, 2022. We recognized gains of approximately $0.6 million, representing cash distributions received for the year ended December 31, 2022, and losses of approximately $1.5 million and $3.1 million related to our investment in Timber Ridge OpCo for year ended December 31, 2021 and 2020, respectively.

The Timber Ridge property is subject to early resident mortgages secured by a Deed of Trust and Indenture of Trust (the “Deed and Indenture”). As part of our acquisition, NHI-LCS JV I, LLC (“Timber Ridge PropCo”) acquired the Timber Ridge property and a subordination agreement was entered into pursuant to which the trustee acknowledged and confirmed that the security interests created under the Deed and Indenture were subordinate to any security interests granted in connection with the loan made by NHI to Timber Ridge PropCo. In addition, by terms of the resident loan assumption agreement, during the term of the lease (seven years with two renewal options), Timber Ridge OpCo is to indemnify Timber Ridge PropCo for any repayment by Timber Ridge PropCo of these liabilities under the guarantee. As a result of the subordination and resident loan assumption agreements, no liability has been recorded as of December 31, 2022. The balance secured by the Deed and Indenture was $13.6 million at December 31, 2022.

Note 7. Other Assets

Other assets, net consist of the following ($ in thousands):

	December 31, 2022	December 31, 2021
SHOP accounts receivable and prepaid expenses, net of allowance of $375 and $—	$1,341	$—
Real estate investments accounts receivable and prepaid expenses	3,621	3,210
Lease incentive payments, net	3,190	9,545
Regulatory escrows	6,208	6,208
Restricted cash	2,225	2,073
	$16,585	$21,036

Note 8. Debt

Debt consists of the following ($ in thousands):

	December 31, 2022	December 31, 2021
Revolving credit facility - unsecured	$42,000	$—
Bank term loans - unsecured	240,000	375,000
Senior notes - unsecured, net of discount of $2,600 and $2,921	397,400	397,079
Private placement notes - unsecured	400,000	400,000
Fannie Mae term loans - secured, non-recourse	76,649	77,038
Unamortized loan costs	(8,538)	(6,234)
	$1,147,511	$1,242,883

Aggregate principal maturities of debt as of December 31, 2022 for each of the next five years and thereafter are included in the table below. These maturities do not include the impact of any debt incurred or repaid subsequent to December 31, 2022 ($ in thousands):

For The Year Ending December 31,	Amount
2023	$415,408
2024	75,425
2025	125,816
2026	42,000
2027	100,000
Thereafter	400,000
1,158,649
Less: discount	(2,600)
Less: unamortized loan costs	(8,538)
$1,147,511

Unsecured revolving credit facility and bank term loans

On March 31, 2022, we entered into a new unsecured revolving credit agreement (the “2022 Credit Agreement”) providing us with a $700.0 million unsecured revolving credit facility, replacing our previous $550.0 million unsecured revolver. The 2022 Credit Agreement matures in March 2026, but may be extended at our option, subject to the satisfaction of certain conditions, for two additional six-month periods. Borrowings under the 2022 Credit Agreement bear interest, at our election, at one of the following (i) Term Secured Overnight Financing Rate (“SOFR”) (plus a credit spread adjustment) plus a margin ranging from 0.725% to 1.40%, (ii) Daily SOFR (plus a credit spread adjustment) plus a margin ranging from 0.725% to 1.40% or (iii) the base rate plus a margin ranging from 0.00% to 0.40%. In each election, the actual margin is determined according to our credit ratings. The “base rate” means, for any day, a fluctuating rate per annum equal to the highest of (i) the Agent’s prime rate, (ii) the federal funds rate on such day plus 0.50% or (iii) the adjusted Term SOFR for a one-month tenor in effect on such day plus 1.0%.

In addition, the 2022 Credit Agreement requires a facility fee equal to 0.125% to 0.30%, based on our rating. We incurred $4.5 million of deferred financing costs in connection with the 2022 Credit Agreement which are included as a component of “Debt” on the Consolidated Balance Sheet as of December 31, 2022.

Concurrently with the execution of the 2022 Credit Agreement, we amended our $300.0 million term loan, maturing in September 2023 (“2023 Term Loan”). The amendment modifies the existing covenants to align with provisions in the 2022 Credit Agreement and to accrue interest on borrowings based on SOFR (plus a credit spread adjustment) that were previously based on LIBOR, with no change to the existing applicable interest rate margins. We may also elect for the 2023 Term Loan to accrue interest at a base rate plus the applicable margin. As of December 31, 2022, we repaid $60.0 million of the 2023 Term Loan.

In March 2022, we repaid a $75.0 million term loan with a maturity in August 2022 with proceeds from the revolving credit facility. The term loan bore interest at a rate of 30-day LIBOR plus 135 basis points (“bps”), based on our current ratings. Upon repayment, we expensed approximately $0.2 million of unamortized loan costs associated with this loan which is included in “Loss on early retirement of debt” in our Consolidated Statement of Income for the year ended December 31, 2022.

In January 2021, we repaid a $100.0 million term loan that originated in July 2020 with the net proceeds from the 2031 Senior Notes offering discussed below. The term loan bore interest at a rate of 30-day LIBOR (with a 50 basis point floor) plus 185 basis points (“bps”), based on our current leverage ratios. Upon repayment, the Company expensed approximately $1.9 million of deferred financing costs associated with this loan which is included in “Loss on early retirement of debt” in our Consolidated Statement of Income for the year ended December 31, 2021.

The revolving facility fee was 25 bps per annum, and based on our current credit ratings, the facility presently provides for floating interest on the revolving credit facility and the 2023 Term Loan at SOFR CME Term Option one-month loan (plus a 10 bps spread adjustment) plus 105 bps and a blended 125 bps, respectively. At December 31, 2022, the SOFR CME Term Option one-month was 436 bps. At December 31, 2021, 30-day LIBOR was 10 bps, respectively.

At December 31, 2022, we had $658.0 million available to draw on the revolving portion of our credit facility, subject to usual and customary covenants. Among other stipulations, the unsecured credit facility agreement requires that we maintain certain financial ratios within limits set by our creditors. At December 31, 2022, we were in compliance with these ratios.

Pinnacle Bank is a participating member of our banking group. A member of NHI’s Board of Directors and chairman of the Audit Committee of the Board of Directors is also the chairman of Pinnacle Financial Partners, Inc., the holding company for Pinnacle Bank. NHI’s local banking transactions are conducted primarily through Pinnacle Bank.

2031 Senior Notes

In January 2021, we issued $400.0 million aggregate principal amount of 3.00% senior notes that mature on February 1, 2031 and pay interest semi-annually (the “2031 Senior Notes”). The 2031 Senior Notes were sold at an issue price of 99.196% of face value before the underwriters’ discount. Our net proceeds from the 2031 Senior Notes offering, after deducting underwriting discounts and expenses, were approximately $392.3 million. We used a portion of the net proceeds from the 2031 Senior Notes offering to repay a $100.0 million term loan and recognized a loss on early retirement of debt of $0.5 million for the year ended December 31, 2021, representing the unamortized loan costs expensed upon early repayment of the term loan.

The 2031 Senior Notes are subject to affirmative and negative covenants, including financial covenants. As of December 31, 2022 we were in compliance with all affirmative and negative covenants, including financial covenants for our 2031 Senior Notes borrowings.

Private Placement Notes

Our unsecured private placement notes, payable interest-only, are summarized below ($ in thousands):

Amount	Inception	Maturity	Fixed Rate

$125,000	January 2015	January 2023	3.99%
50,000	November 2015	November 2023	3.99%
75,000	September 2016	September 2024	3.93%
50,000	November 2015	November 2025	4.33%
100,000	January 2015	January 2027	4.51%
$400,000

In January 2023, we repaid the $125.0 million of the private placement notes due January 2023 primarily with proceeds from the revolving credit facility.

Covenants pertaining to the private placement notes are generally conformed with those governing our credit facility, except for specific debt-coverage ratios that are more restrictive. Our unsecured private placement notes include a rate increase provision that is effective if any rating agency lowers our credit rating on our senior unsecured debt below investment grade and our compliance leverage increases to 50% or more.

Fannie Mae Term Loans

As of December 31, 2022, we had $60.1 million Fannie Mae term-debt financing, originating March 2015, consisting of interest-only payments at an annual rate of 3.79% and a 10-year maturity. In December 2021, we repaid two Fannie Mae term loans with a combined balance of $17.9 million, plus accrued interest of $0.1 million. The payoff included a prepayment fee of $1.5 million, which is reflected in the line item “Loss on early retirement of debt” in our Consolidated Statement of Income for the year ended December 31, 2021. The remaining mortgage loans are non-recourse and secured by eleven properties leased to Bickford.

In a December 2017 acquisition, we assumed additional Fannie Mae debt that amortizes through 2025 when a balloon payment will be due, is subject to prepayment penalties until 2024, bears interest at a nominal rate of 4.6% per annum, and has a remaining balance of $16.5 million at December 31, 2022. Collectively, these notes are secured by facilities having a net book value of $104.3 million at December 31, 2022.

Repayment of HUD mortgage loans

In the fourth quarter of 2020, we repaid ten HUD mortgage loans with a combined balance of $42.6 million, plus accrued interest of $0.2 million. The payoff included a prepayment fee of $1.6 million and the recognition of the unamortized discount and deferred financing cost of $1.2 million and $1.1 million, respectively, which are reflected in the line item “Loss on early retirement of debt” in our Consolidated Statement of Income for the year ended December 31, 2020.

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

Interest Expense and Rate Swap Agreements

On December 31, 2021, our remaining $400.0 million interest rate swap agreements in place to hedge against fluctuations in variable interest rates applicable to our bank loans matured. The matured swaps had an average interest rate of 1.92% for the year ended December 31, 2021.

The following table summarizes interest expense ($ in thousands):

	Year Ended December 31,
	2022	2021	2020
Interest expense on debt at contractual rates	$42,487	$40,866	$43,458
Losses reclassified from accumulated other
comprehensive income into interest expense	—	7,286	6,330
Capitalized interest	(46)	(40)	(254)
Amortization of debt issuance costs, debt discount and other	2,476	2,698	3,348
Total interest expense	$44,917	$50,810	$52,882

Note 9. Commitments, Contingencies and Uncertainties

In the normal course of business, we enter into a variety of commitments, typically consisting of funding of revolving credit arrangements, construction and mezzanine loans to our operators to conduct expansions and acquisitions for their own account classified below as loan commitments, and commitments for the funding of construction for expansion or renovation to our existing properties under lease classified below as development commitments. In our leasing operations, we offer to our tenants and to sellers of newly acquired properties a variety of inducements which originate contractually as contingencies but which may become commitments upon the satisfaction of the contingent event. Contingent payments earned will be included in the respective lease bases when funded. The tables below summarize our existing, known commitments and contingencies as of December 31, 2022 according to the nature of their impact on our leasehold or loan portfolios ($ in thousands):

	Asset Class	Type	Total	Funded	Remaining
Loan Commitments:
Bickford Senior Living	SHO	Construction	$28,900	$(28,853)	$47
Encore Senior Living	SHO	Construction	50,725	(36,375)	14,350
Senior Living Communities	SHO	Revolving Credit	20,000	(15,847)	4,153
Timber Ridge OpCo	SHO	Working Capital	5,000	—	5,000
Watermark Retirement	SHO	Working Capital	5,000	(1,976)	3,024
Montecito Medical Real Estate	MOB	Mezzanine Loan	50,000	(20,255)	29,745
			$159,625	$(103,306)	$56,319

See Notes 4 and 5 to our consolidated financial statements for further details of our loan commitments. Loans funded do not include the effects of discounts or commitment fees.

The credit loss liability for unfunded loan commitments is estimated using the same methodology as for our funded mortgage and other notes receivable based on the estimated amount that we expect to fund. We applied the same economic uncertainty adjustments as discussed in Note 4.

The liability for expected credit losses on our unfunded loans reflected in “Accounts payable and accrued expense” on the Consolidated Balance Sheets as of December 31, 2022 and 2021 is presented in the following table for the year ended December 31, 2022 ($ in thousands):

Balance at December 31, 2021	$955
Provision for expected credit losses	(272)
Balance at December 31, 2022	$683

	Asset Class	Type	Total	Funded	Remaining
Development Commitments:
Woodland Village	SHO	Construction	$7,515	$(7,425)	$90
Senior Living Communities	SHO	Renovation	9,930	(9,930)	—
Watermark Retirement	SHO	Renovation	6,500	(5,959)	541
Navion Senior Solutions	SHO	Renovation	3,500	(1,062)	2,438
Other	SHO	Various	4,550	(1,300)	3,250
SHOP	ILF	Renovation	1,500	—	1,500
			$33,495	$(25,676)	$7,819

In addition to these commitments listed above, we have agreed to pay up to $0.8 million in additional cash consideration pending the results of an ongoing property tax appeal related to a property acquired in the second quarter of 2022. As of December 31, 2022, no amount of this consideration is expected to be paid. Discovery PropCo has committed to fund up to $2.0 million toward the purchase of condominium units located at one of the facilities of which $1.0 million had been funded as of December 31, 2022.

As of December 31, 2022, we had the following contingent lease inducement commitments which are generally based on the performance of facility operations and may or may not be met by the tenant ($ in thousands):

	Asset Class	Total	Funded	Remaining
Contingencies (Lease Inducements):
Timber Ridge OpCo	SHO	$10,000	$—	$10,000
IntegraCare	SHO	750	—	750
Wingate Healthcare	SHO	5,000	—	5,000
Navion Senior Solutions	SHO	4,850	(2,700)	2,150
Discovery Senior Living	SHO	4,000	—	4,000
Ignite Medical Resorts	SNF	2,000	—	2,000
Sante Partners	SHO	2,000	—	2,000
		$28,600	$(2,700)	$25,900

In February 2023, Timber Ridge OpCo formally requested payout of its $10.0 million lease inducement based upon the achievement of all performance conditions.

Bickford Contingent Note Arrangement

Related to the sale of six properties to Bickford in 2021 discussed further in Note 3, we reached an agreement with Bickford whereby Bickford would owe us up to $4.5 million under a contingent note arrangement. We have the one-time option to determine fair market value of the portfolio between May 1, 2023 and April 30, 2026, at which time the amount owed under the contingent note arrangement, if any, will be determined as the lesser of (i) the difference between the fair market value of the portfolio and $52.1 million, which amount represents the purchase consideration for the portfolio of $52.9 million less $0.8 million in mortgage debt repayment fees previously paid by us associated with this portfolio, and (ii) $4.5 million. Any amount due on the contingent note arrangement will accrue interest at an annual rate of 10% and will be due in five years from the determination date.

COVID-19 Pandemic Contingencies

The COVID-19 pandemic has had and may continue to have an impact on the operations of many of our tenants, managers and borrowers.

Throughout the pandemic to date, we have granted various rent concessions to tenants whose operations have been adversely affected by the pandemic. When applicable, we have elected not to apply the modification guidance under ASC 842 and have decided to account for the related concessions as variable lease payments, recorded as rental income when received.

As of December 31, 2022, aggregate pandemic-related rent concessions granted to tenants that have been accounted for as variable lease payments totaled approximately $44.3 million, of which $3.7 million were rent abatements. During the year ended December 31, 2022, we granted pandemic-related rent deferrals of $9.3 million to seven tenants, of which Bickford accounted for approximately $4.0 million. Repayments and other reductions of rent deferrals recognized in “Rental Income”

during the year ended December 31, 2022 and 2021 were $3.5 million and $0.1 million, respectively. Additionally, $4.1 million of pandemic-related rent deferrals were forgiven during the year ended December 31, 2022.

Rent deferrals accounted for as variable lease payments granted for the years ended December 31, 2021 and 2020 totaled approximately $26.4 million and $5.0 million, respectively, of which Bickford accounted for approximately $18.3 million and $3.8 million, respectively.

Litigation

Our facilities are subject to claims and suits in the ordinary course of business. Our managers, tenants and borrowers have indemnified, and are obligated to continue to indemnify us, against all liabilities arising from the operation of the facilities, and are further obligated to indemnify us against environmental or title problems affecting the real estate underlying such facilities. In addition, such claims may include, among other things professional liability and general liability claims, as well as regulatory proceedings related to our SHOP segment. While there may be lawsuits pending against us and certain of the owners and/or lessees of the facilities, management believes that the ultimate resolution of all such pending proceedings will have no direct material adverse effect on our financial condition, results of operations or cash flows.

Welltower Inc.

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

On December 20, 2021, NHI and its subsidiaries NHI-REIT of Next House, LLC, Myrtle Beach Retirement Resident LLC, and Voorhees Retirement Residence LLC filed suit against Welltower, Inc., Welltower Victory II TRS LLC, and Well Churchill Leasehold Owner LLC (collectively the “Defendants”) in the Delaware Court of Chancery (Case No. 2021-1097-MTZ). In the litigation, we contended that the Defendants repeatedly failed to honor their legal obligations to NHI. In particular, we asserted that the Defendants acquired assets from a third party, Holiday, that included leases to NHI senior living facilities and fraudulently induced NHI to consent to the assignment of the leases, and then immediately failed to pay rent or provide a promised security agreement that was intended to secure against their default, all as part of an effort to pressure NHI to agree to new conditions outside the assignment agreement or force a sale of the properties to the Defendants. The lawsuit further asserted that the Defendants owed unpaid contractual rent.

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

Also effective April 1, 2022, the parties agreed to dismiss the lawsuit and mutually release all claims related to or arising out of the litigation and the $6.9 million in escrowed funds were released to NHI and recognized as rental income during the year ended December 31, 2022. We recognized approximately $0.7 million as a “Loss on operations transfer, net” on the Consolidated Statements of Income for the year ended December 31, 2022. This net loss represents the amount of net working capital deficit assumed by NHI in connection with the transfer of operations following the termination of the master lease. The net working capital assumed by NHI on April 1, 2022 was comprised primarily of facility furniture, fixtures and equipment, net resident accounts receivable, accounts payable and other accrued liabilities.

Note 10. Redeemable Noncontrolling Interest

The interest held by Merrill in its SHOP venture was classified as a “Redeemable noncontrolling interest” in the mezzanine section between Total liabilities and Stockholders’ equity on our Consolidated Balance Sheet as of December 31, 2022. Certain provisions within the operating agreement of the Merrill venture provide Merrill with put rights upon certain contingent events that are not solely within the control of the Company. Therefore, Merrill’s noncontrolling interest was determined to be contingently redeemable. The redeemable noncontrolling interest is not currently redeemable and we concluded a contingent redemption event is not probable to occur as of December 31, 2022. Consequently, the noncontrolling interest will not be subsequently remeasured to its redemption amount until such contingent event and the related redemption are probable to occur. We will continue to reflect the attribution of gains or losses to the redeemable noncontrolling interest each period.

The Discovery member’s noncontrolling interest in its SHOP venture was also determined to be contingently redeemable at inception of the arrangement. The Discovery member’s agreement was amended in the fourth quarter of 2022 to remove the contingently redeemable feature, among other things. The noncontrolling interest is presented within the “Liabilities and Equity” section in the Consolidated Balance Sheet as of December 31, 2022.

The following table presents the change in redeemable noncontrolling interest for the year ended December 31, 2022 ($ in thousands):

Year Ended
December 31, 2022
Balance at January 1,	$—
Initial carrying amount	11,738
Reclassification of Discovery member noncontrolling interest	(1,030)
Net loss	(843)
Distributions	(40)
Balance at December 31,	$9,825

Note 11. Equity and Dividends

Share Repurchase Plan

On April 15, 2022, the Company’s Board of Directors approved a stock repurchase plan for up to $240.0 million of the Company’s common stock (the “2022 Repurchase Plan”). During the year ended December 31, 2022, we repurchased through open market transactions 2,468,354 shares of common stock for an average price of $61.56 per share, excluding commissions. All shares received were constructively retired upon receipt, and the excess of the purchase price over the par value per share was recorded to “Cumulative dividends in excess of net income” in the Consolidated Balance Sheet.

As of December 31, 2022, we had approximately $88.4 million remaining under the 2022 Repurchase Plan.

On February 17, 2023, our Board of Directors terminated the current stock repurchase program and authorized a revised repurchase program (the “Revised Repurchase Plan”) pursuant to which we may purchase up to $160.0 million in shares of our issued and outstanding common stock, par value $0.01 per share. The Revised Repurchase Plan is effective for a period of one year and does not require us to repurchase any specific number of shares. The Revised Repurchase Plan may be suspended or discontinued at any time. Shares may be repurchased from time-to-time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with the terms of Rule 10b-18 of the Securities Exchange Act of 1934 as amended (the “Exchange Act”) and shall be made in accordance with all applicable laws and regulations in effect. The timing and number of shares repurchased, if any, will depend on a variety of factors, including price, general market and economic conditions, alternative investment opportunities and other corporate considerations.

At-the-Market (ATM) Equity Program

Our ATM equity offering sales agreement allows us to sell, from time to time, up to an aggregate sales price of $500 million of the Company’s common shares through the ATM program. No shares were issued during the year ended December 31, 2022. During the year ended December 31, 2021, we issued 661,951 common shares through the ATM program with an average price of $73.62, resulting in net proceeds after transaction costs of approximately $47.9 million.

Dividends

The following table summarizes dividends declared or paid by the Board of Directors during the years ended December 31, 2022 and 2021:

Year Ended December 31, 2022
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
February 16, 2022	March 31, 2022	May 6, 2022	$0.90
May 6, 2022	June 30, 2022	August 5, 2022	$0.90
August 5, 2022	September 30, 2022	November 4, 2022	$0.90
November 6, 2022	December 30, 2022	January 27, 2033	$0.90

Year Ended December 31, 2021
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
March 12, 2021	March 31, 2021	May 7, 2021	$1.1025
June 3, 2021	June 30, 2021	August 6, 2021	$0.90
August 6, 2021	September 30, 2021	November 5, 2021	$0.90
November 5, 2021	December 31, 2021	January 31, 2022	$0.90

On February 17, 2023, the Board of Directors declared a $0.90 per share dividend to common stockholders of record on March 31, 2023, payable May 5, 2023.

Note 12. Share-Based Compensation

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

The Company’s outstanding stock incentive awards have been granted under two incentive plans – the 2012 Stock Incentive Plan (“2012 Plan”) and the 2019 Stock Incentive Plan (“2019” Plan”). The individual option grant awards may vest over periods up to five years. The term of the options under the 2019 Plan is up to ten years from the date of grant. As of December 31, 2022, shares available for future grants totaled 1,422,336 under the 2019 Plan.

Compensation expense is recognized only for the awards that ultimately vest. Accordingly, forfeitures that were not expected may result in the reversal of previously recorded compensation expense. The following is a summary of share-based compensation expense, net of any forfeitures, included in “General and administrative expenses” in the Consolidated Statements of Income ($ in thousands):

	December 31, 2022	December 31, 2021	December 31, 2020
Non-cash share-based compensation expense	$8,613	$8,415	$3,061

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

Stock Options

The weighted average fair value of options granted was $11.92, $14.54 and $5.57 for December 31, 2022, 2021 and 2020, respectively. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	December 31, 2022	December 31, 2021	December 31, 2020
Dividend yield	7.0%	6.7%	5.1%
Expected volatility	49.3%	48.1%	17.1%
Expected lives	2.9 years	2.9 years	2.9 years
Risk-free interest rate	1.75%	0.33%	1.30%

Stock Option Activity

The following tables summarize our outstanding stock options:

			Weighted Average
	Number	Weighted Average	Remaining
	of Shares	Exercise Price	Contractual Life (Years)
Outstanding December 31, 2019	1,004,014	$74.35
Options granted under 2012 Plan	319,669	$90.79
Options granted under 2019 Plan	272,331	$89.76
Options exercised under 2012 Plan	(512,509)	$72.98
Options forfeited under 2012 Plan	(16,669)	$81.37
Options forfeited under 2019 Plan	(32,998)	$90.79
Outstanding December 31, 2020	1,033,838	$83.54
Options granted under 2012 Plan	12,500	$69.20
Options granted under 2019 Plan	639,500	$69.20
Options exercised under 2012 Plan	(20,000)	$60.52
Options forfeited under 2019 Plan	(13,333)	$90.79
Outstanding December 31, 2021	1,652,505	$78.10
Options granted under 2019 Plan	718,000	$53.62
Options exercised under 2019 Plan	(56,832)	$53.41
Options forfeited	(23,000)	$62.33
Options expired	(74,498)	$77.93
Options outstanding, December 31, 2022	2,216,175	$70.97	2.81

Exercisable at December 31, 2022	1,701,155	$74.78	2.50

			Remaining
Grant	Number	Exercise	Contractual
Date	of Shares	Price	Life in Years
2/20/2018	88,170	$64.33	0.14
2/21/2019	306,837	$79.96	1.14
2/21/2020	523,500	$90.79	2.15
5/1/2020	7,500	$53.76	2.33
2/25/2021	639,000	$69.20	3.16
2/25/2022	626,168	$53.41	4.16
6/1/2022	25,000	$59.43	4.42
Options outstanding, December 31, 2022	2,216,175

Including outstanding stock options, our stockholders have authorized an additional 3,638,511 shares of common stock that may be issued under the share-based compensation plans.

The following table summarizes our outstanding non-vested stock options:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested December 31, 2021	482,514	$7.51
Options granted under 2019 Plan	718,000	$11.77
Options vested under 2012 Plan	(76,670)	$6.16
Options vested under 2019 Plan	(594,490)	$11.83
Non-vested options forfeited under 2019 Plan	(14,334)	$12.47
Non-vested December 31, 2022	515,020	$12.51

As of December 31, 2022, unrecognized compensation expense totaling $1.7 million associated with unvested stock options is expected to be recognized over the following periods: 2023 - $1.5 million and 2024 - $0.2 million. Share-based compensation expense is included in “General and administrative expense” in the Consolidated Statements of Income.

At December 31, 2022, there was no material intrinsic value of stock options outstanding and exercisable. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2022, 2021 and 2020 was $0.1 million or $6.13 per share; $0.2 million or $9.27 per share, and $8.1 million or $15.84 per share, respectively.
Note 13. Earnings Per Common Share

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

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per common share ($ in thousands, except share and per share amounts):

	Year Ended December 31,
	2022	2021	2020
Net income attributable to common stockholders	$66,403	$111,804	$185,126

BASIC:
Weighted average common shares outstanding	44,774,708	45,714,221	44,696,285

DILUTED:
Weighted average common shares outstanding	44,774,708	45,714,221	44,696,285
Stock options	19,528	4,823	1,719
Convertible debt	—	10,453	—
Weighted average dilutive common shares outstanding	44,794,236	45,729,497	44,698,004

Net income attributable to common stockholders - basic	$1.48	$2.45	$4.14
Net income attributable to common stockholders - diluted	$1.48	$2.44	$4.14

Incremental anti-dilutive shares excluded:
Net share effect of stock options with an exercise price in excess of the
average market price for our common shares	564,803	383,716	390,596

Regular dividends declared per common share	$3.60	$3.8025	$4.41

Note 14. Fair Value of Financial Instruments

Carrying amounts and fair values of financial instruments that are not carried at fair value at December 31, 2022 and December 31, 2021 in the Consolidated Balance Sheets are as follows ($ in thousands):

	Carrying Amount		Fair Value Measurement
	2022	2021	2022	2021
Level 2
Variable rate debt	$277,699	$373,682	$282,000	$375,000
Fixed rate debt	$869,812	$869,201	$773,994	$858,124

Level 3
Mortgage and other notes receivable, net	$233,141	$299,952	$227,611	$314,821

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

Carrying amounts of cash and cash equivalents and restricted cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. The fair values of our borrowings under our revolving credit facility and other variable rate debt are reasonably estimated at their notional amounts at December 31, 2022 and 2021, due to the predominance of floating interest rates, which generally reflect market conditions.

Note 15. Income Taxes

Beginning with our inception in 1991, we have elected to be taxed as a REIT under the Internal Revenue Code. We have recorded state income tax expense of $0.1 million related to a Texas franchise tax that has attributes of an income tax for each of the years ended December 31, 2022, 2021, and 2020. Some of our leases require taxes to be reimbursed by our tenants. State income taxes are combined in “Franchise, excise and other taxes” in our Consolidated Statements of Income.

The Company has a deferred tax asset, which is fully reserved through a valuation allowance, of $1.5 million and $1.6 million as of December 31, 2022 and 2021, respectively. The deferred tax asset is primarily a result of net operating losses from its participation in the operations of a joint venture during the years 2012 through 2016, and income generated by entities that are structured as TRSs under provisions of the Internal Revenue Code. See Notes 5 and 6 for a discussion of SHOP ventures and Timber Ridge OpCo.

The Company made state income tax payments of $0.1 million for each of the years ended December 31, 2022, 2021, and 2020.

Dividend payments to common stockholders for the last three years are characterized for tax purposes as follows on a per share basis:

(Unaudited)	December 31, 2022	December 31, 2021	December 31, 2020
Ordinary income	$2.61966	$2.87799	$3.50400
Capital gain	—	0.43890	0.10999
Return of capital	0.98034	0.48562	0.79603
Dividends paid per common share	$3.60	$3.8025	$4.41

Note 16. Segment Reporting

We evaluate our business and make resource allocations on our two operating segments: Real Estate Investments and SHOP. Our Real Estate Investments segment includes real estate investments and mortgage and other notes receivables in independent living facilities, assisted living facilities, entrance-fee communities, senior living campuses, skilled nursing facilities and a hospital. Under the Real Estate Investments segment, we invest in seniors housing and health-care real estate through acquisition and financing of primarily single- tenant properties. Properties acquired are primarily leased under triple-net leases, and we are not involved in the management of the property. SHOP includes multi-tenant independent living facilities. The SHOP properties and related operations are controlled by the Company and are operated by property managers in exchange for a management fee (reference Note 5).

We formed the SHOP segment effective April 1, 2022 upon termination of the triple-net lease for the legacy Holiday portfolio at which time the operations and properties of 15 ILFs were transferred into two separate ventures, as discussed further in Notes 5 and 8. The results associated with the prior triple-net lease structure for these properties are included in the Real Estate Investments segment and the results from operating these SHOP properties after the transition are included in our new SHOP segment. There is no impact to the prior year’s presentation.

Our chief operating decision maker evaluates performance based upon segment NOI. We define NOI as total revenues, less tenant reimbursements and property operating expenses. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties. There were no intersegment transactions for the year ended December 31, 2022. Capital expenditures for the year ended December 31, 2022 were approximately $30.8 million for the Real Estate Investments segment and $3.3 million for the SHOP segment.

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

Summary information for the reportable segments during the year ended December 31, 2022 is as follows ($ in thousands):

For the year ended December 31, 2022:	Real Estate Investments	SHOP	Non-segment/Corporate	Total
Rental income	$217,700	$—	$—	$217,700
Resident fees and services	—	35,796	—	35,796
Interest income and other	24,383	—	315	24,698
Total revenues	242,083	35,796	315	278,194
Senior housing operating expenses	—	28,193	—	28,193
Taxes and insurance on leased properties	9,788	—	—	9,788
NOI	232,295	7,603	315	240,213
Depreciation	64,407	6,408	65	70,880
Interest	3,089	—	41,828	44,917
Legal	—	—	2,555	2,555
Franchise, excise and other taxes	—	—	844	844
General and administrative	—	—	22,768	22,768
Loan and realty losses	61,911	—	—	61,911
Gains on sales of real estate, net	(28,342)	—	—	(28,342)
Loss on operations transfer, net	710	—	—	710
Gain on note receivable payoff	(1,113)	—	—	(1,113)
Loss on early retirement of debt	—	—	151	151
Gains from equity method investment	(569)	—	—	(569)
Net income	$132,202	$1,195	$(67,896)	$65,501

Total assets	$2,225,176	$274,135	$8,113	$2,507,424

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Control and Procedures. As of December 31, 2022, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) to ensure information required to be disclosed in our filings under the Exchange Act, is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC; and (ii) accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2022.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of National Health Investors, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022. The Company’s independent registered public accounting firm, BDO USA, LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
National Health Investors, Inc.
Murfreesboro, Tennessee

Opinion on Internal Control over Financial Reporting

We have audited National Health Investors, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules and our report dated February 21, 2023 expressed an unqualified opinion thereon.

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
/s/ BDO USA, LLP

Nashville, Tennessee
February 21, 2023

ITEM 9B. OTHER INFORMATION.

On February 17, 2023, the Company’s Board of Directors approved an amendment and restatement of the Company’s Bylaws (the “Amended and Restated Bylaws”), effective immediately. The Amended and Restated Bylaws include the following changes, among other things:

•Confirm procedures relating to stockholder meetings, including with respect to the Company’s ability to cancel, reschedule or postpone such meetings, proxies, determination of the record date, inspectors of election, powers of the presiding officer to regulate conduct at such meetings and participation in such meetings solely or in part by means of remote communication;
•Confirm procedures relating to meetings of the Board of Directors, including with respect to quorum and voting requirements, and participation in such meetings solely or in part by means of remote communication;
•Require stockholders calling a special meeting to pay the costs of preparing and mailing the related notice to stockholders;
•Require that any stockholder soliciting proxies from other stockholders use a proxy card color other than white (white is reserved for exclusive use by the Board of Directors);
•Update the timing for notice of, and enhance procedures and disclosure requirements relating to, stockholder nominations of directors, including to address new Rule 14a-19, relating to use of universal proxies in contested director elections;
•Add an advance notice provision for, and detail procedure and disclosure requirements relating to, the submission of stockholder proposals made in connection with an annual meeting of stockholders;
•Clarify the independence requirements for directors and update provisions regarding the size and composition of committees of the Board of Directors;
•Update provisions regarding the Chairperson of the Board of Directors and the Company’s officers;
•Update the stock certificate, stock transfer and lost certificate provisions to expressly contemplate uncertificated shares and to allow more flexibility in replacing lost certificates;
•Remove certain superfluous provisions originating from when the Company was managed by a third party;
•Conform stockholder inspection rights to reflect the rights conferred under Maryland law;
•Remove the provision requiring specific reports and other statements to be delivered to stockholders (as these requirements are driven by applicable law);
•Update the voting standard for stockholders to amend the bylaws to a majority of votes cast, consistent with Maryland law;
•Add new provisions relating to:
•Advancement of expenses to directors and officers party to a proceeding for which indemnification may be available;
◦Reliance by directors and officers on certain information, opinions, reports or statements prepared or presented by an officer or employee of the Company, or by a lawyer, CPA or other person meeting specific requirements;
◦Ratification by the Board of Directors or stockholders of (i) any action or inaction by the Company or an officer to the extent the Board of Directors or the stockholders could have originally authorized the matter, and (ii) any action or inaction questioned in any stockholders’ derivative or other proceeding on certain enumerated grounds which, if so ratified, would have the same force and effect as if the questioned action or inaction had been originally duly authorized; and
◦Authority of Board of Directors to act in emergency circumstances that would otherwise prevent a quorum from being achieved;
•Allow notices to directors, officers and stockholders to be delivered electronically, and contemplate the “householding” of materials delivered to stockholders;
•Update various other provisions to conform to provisions of Maryland law; and
•Make various other updates, including technical, ministerial, modernizing, clarifying, refining and conforming changes, and including changes in furtherance of gender neutrality.

The foregoing summary and description does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, a copy of which is filed as Exhibit 3.5 to this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Incorporated by reference from the information in our definitive proxy statement for the 2023 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 11.  EXECUTIVE COMPENSATION.

Incorporated by reference from the information in our definitive proxy statement for the 2023 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference from the information in our definitive proxy statement for the 2023 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Incorporated by reference from the information in our definitive proxy statement for the 2023 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Incorporated by reference from the information in our definitive proxy statement for the 2023 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)    (1)    Financial Statements

    The following financial statements are included in Item 8 of this Annual Report on Form 10-K and are filed as part of this report:

Report of Independent Registered Public Accounting Firm (BDO USA, LLP; Nashville, TN; PCAOB ID#243)
Consolidated Balance Sheets – At December 31, 2022 and 2021
Consolidated Statements of Income – Years ended December 31, 2022, 2021, and 2020
Consolidated Statements of Comprehensive Income – Years ended December 31, 2022, 2021, and 2020
Consolidated Statements of Cash Flows – Years ended December 31, 2022, 2021, and 2020
Consolidated Statements of Equity – Years ended December 31, 2022, 2021, and 2020
Notes to Consolidated Financial Statements

    (2)    Financial Statement Schedules

The Financial Statement Schedules are included here following the signature page.

    (3)    Exhibits

    Exhibits required as part of this report are listed in the Exhibit Index.

NATIONAL HEALTH INVESTORS, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form S-3 Registration Statement No. 333-192322)
3.2
Articles of Amendment to Articles of Incorporation of National Health Investors, Inc. dated as of June 8, 1994. (incorporated by reference to Exhibit 3.2 to Form S-3 Registration Statement No. 333-194653)

3.3	Amendment to Articles of Incorporation dated May 1, 2009 (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed March 23, 2009)
3.4	Amendment to Articles of Incorporation approved by stockholders on May 2, 2014 (incorporated by reference to Exhibit 3.3 to Form 10-Q filed August 4, 2014)
3.5	Amended and Restated Bylaws as approved February 17, 2023 (filed herewith)
3.6	Amendment to Articles of Incorporation approved by stockholders on May 6, 2020 (incorporated by reference to Exhibit 3.6 to the Company’s Form 10-Q filed August 10, 2020)
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

4.4	Indenture dated as of January 26, 2021, among National Health Investors, Inc. and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed January 26, 2021)
4.5
First Supplemental Indenture dated as of January 26, 2021, among National Health Investors, Inc., Regions Bank, as trustee, and the subsidiary guarantors set forth therein (incorporated by reference to Exhibit 4.2 to Form 8-K filed January 26, 2021)

4.6
Second Supplemental Indenture, dated as of March 31, 2022, among National Health Investors, Inc., Regions Bank, as trustee, and the subsidiary guarantors set forth therein (incorporated by reference to Exhibit 4.6 to the Company’s Form 10-Q filed May 9, 2022)

4.7	Description of Securities (filed herewith)
10.1
Master Agreement of Lease dated as of October 17, 1991 by and among National Health Investors, Inc. and National HealthCorp, L.P. including amendments No. 1 through 4 (incorporated by reference to Exhibit 10.1 to Form 10-K filed February 19, 2020)

10.2	Amendment No. 5 to the Company’s Master Agreement to Lease with NHC (incorporated by reference to Exhibit 10.2 to Form 10-K filed March 10, 2006)
10.3	Amendment No. 6 to the Company’s Master Agreement to Lease with NHC (incorporated by reference to Exhibit 10.1 to Form 10-Q dated November 4, 2013)
10.4	Amended and Restated Amendment No. 6 to the Company’s Master Agreement to Lease with NHC (incorporated by reference to Exhibit 10.4 to Form 10-K filed February 18, 2014)
*10.5	2012 Stock Option Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed March 23, 2012)
10.6	Excepted Holder Agreement - W. Andrew Adams (incorporated by reference to Exhibit 10.6 to Form 10-K filed February 24, 2009)
10.7
Excepted Holder Agreement between the Company and Andrea Adams Brown with Schedule A identifying substantially identical agreements and setting forth the material details in which such agreements differ from this agreement (incorporated by reference to Exhibit 10.2 to Form 10-Q dated November 3, 2010)

10.8	Extension of Master Agreement to Lease dated December 28, 2012 (incorporated by reference to Exhibit 10.22 to Form 10-K filed February 15, 2013)
10.9
Membership Interest Purchase Agreement dated as of June 24, 2013 among Care Investment Trust Inc., Care YBE Subsidiary LLC and NHI-Bickford RE, LLC (incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 6, 2013)

10.10
Master Lease dated as of December 23, 2013 between NHI- REIT of Next House, LLC, Myrtle Beach Retirement Residence LLC and Voorhees Retirement Residence LLC, individually and collectively as Landlord, and NH Master Tenant LLC, as Tenant (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 24, 2013)

10.11
Guarantee of Lease Agreement dated as of December 23, 2013 between NHI-REIT of Next House, LLC, Myrtle Beach Retirement Residence LLC and Voorhees Retirement Residence LLC, individually and collectively as Landlord, and Holiday AL Holdings, LP as Guarantor (Incorporated by reference to Exhibit 10.3 to Form 8-K filed December 24, 2013)

10.12	Amendment No. 7 to Master Agreement to Lease with NHC (Incorporated by reference to Exhibit 10.32 to Form 10-K filed February 14, 2014)
10.13
$225 million Note Purchase Agreement dated January 13, 2015 with Prudential Capital Group and certain of its affiliates (Incorporated by reference to Exhibit 10.32 to Form 10-K filed February 17, 2015)

*10.14	First amendment to 2012 Stock Incentive Plan (Incorporated by reference to Appendix A to Definitive Proxy Statement filed March 20, 2015)
10.15	Construction and Term Loan Agreement dated February 10, 2015 between the Company and LCS-Westminster Partnership (Incorporated by reference to Exhibit 10.21 to Form 10-K filed February 16, 2018)
10.16
Multifamily Loan and Security Agreement for Urbandale Bickford Cottage by and between Care YBE Subsidiary LLC, a Delaware limited liability company, and KeyBank National Association, a national banking association with Appendix 1 identifying substantially identical agreements and setting forth the material details in which such agreements differ from this agreement (Incorporated by reference to Exhibit 10.3 to Form 10-Q filed May 7, 2015)

10.17
Multifamily Loan and Security Agreement for Omaha II Bickford Cottage by and between Care YBE Subsidiary LLC, a Delaware limited liability company, and KeyBank National Association, a national banking association with Appendix 1 identifying substantially identical agreements and setting forth the material details in which such agreements differ from this agreement (Incorporated by reference to Exhibit 10.4 to Form 10-Q filed May 7, 2015)

10.18
Second Amendment to Note Purchase Agreement dated as of June 30,2015 among the Corporation, The Prudential Insurance Company of America and the other Purchasers named therein (Incorporated by reference to Exhibit 10.2 to Form 10-Q filed August 5, 2015)

*10.19
Amended and Restated Employment Agreement, dated as of February 15, 2019, by and between National Health Investors, Inc. and D. Eric Mendelsohn (Incorporated by reference to Exhibit 10.1 to Form 8-K filed February 22, 2019)

10.20
$50,000,000 of 8-year notes with a coupon of 3.99% and $50,000,000 of 10-year notes with a coupon of 4.33% to a private placement lender (Incorporated by reference to Exhibit 10.40 to Form 10-K filed February 18, 2016)

10.21	NHI PropCo, LLC Membership Interest Purchase Agreement (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 7, 2016)
10.22	$75,000,000 of 8-year notes with a coupon of 3.93% issued to a private placement lender (Incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 7, 2016)
10.23	Third Amendment to the Note Purchase Agreement dated as of November 3, 2015, made and entered into as of August 8, 2017 (Incorporated by reference to Exhibit 99.1 to Form 8-K filed August 14, 2017)
10.24	Fifth Amendment to Note Purchase Agreement dated January 13, 2015, made and entered into as of August 8, 2017 (Incorporated by reference to Exhibit 99.2 to Form 8-K filed August 14, 2017)
*10.25	Second Amendment to 2012 Stock Incentive Plan (Incorporated by reference to Appendix A to Proxy Statement filed March 20, 2018)
10.26
Amendment To Master Lease and Termination Of Guaranty dated as of November 5, 2018, by and among NHI-REIT of Next House, LLC, Myrtle Beach Retirement Residence LLC, Voorhees Retirement Residence LLC, NH Master Tenant LLC, and Holiday AL Holdings LP (Incorporated by reference to Exhibit 99.2 to Form 8-K filed November 6, 2018)

10.27
Term Loan Agreement dated as of September 17, 2018, by and among National Health Investors, Inc., the Lenders Party thereto, and Wells Fargo Bank, National Association as Administrative Agent (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 6, 2018)

10.28
Construction and Term Loan Agreement dated December 21, 2018 between the Company and LCS-Westminster Partnership IV, LLP (Incorporated by reference to Exhibit 10.36 to Form 10-K filed February 19, 2018)

*10.29	National Health Investors, Inc. 2019 Stock Incentive Plan (Incorporated by reference to Appendix A to Definitive Proxy Statement filed March 19, 2019)
10.30
Composite Note Purchase Agreement Reflecting: First Amendment dated March 20,2015; Second Amendment dated June 30, 2015; Third Amendment to Note Purchase Agreement dated November 3, 2015; Fourth Amendment to Note Purchase Agreement dated August 15, 2016; and Fifth Amendment to Note Purchase Agreement dated August 8, 2017, in HTML format (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 19, 2020)

10.31
Credit Agreement effective March 31, 2022 by and among National Health Investors, Inc., Lenders party thereto, and Wells Fargo Bank, National Association as administrative agent (incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 9, 2022)

10.32
Settlement Agreement dated March 31, 2022 by and among National Health Investors, Inc. and Welltower, Inc., Welltower Victory II TRS LLC, and WELL Churchill Leasehold Owner LLC (incorporated by reference to Exhibit 10.2 to Form10-Q filed May 9, 2022)

10.33
Amendment No. 1 to Term Loan Agreement, dated as of March 31, 2022, among National Health Investors, Inc., Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to Form 10-Q filed May 9, 2022)

10.34	First Amendment dated August 15, 2016 to Note Purchase Agreement dated November 3, 2015 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 8, 2022)
10.35	Second Amendment dated September 30, 2016 to Note Purchase Agreement dated November 3, 2015 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed August 8, 2022)
10.36	Fourth Amendment dated June 29, 2022 to Note Purchase Agreement dated November 3, 2015 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed August 8, 2022)
10.37	Sixth Amendment dated June 29, 2022 to Note Purchase Agreement dated January 13, 2015 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed August 8, 2022)
10.38	Amendment No. 8 to Master Lease Agreement to Lease with NHC (filed herewith)
10.39	Amendment No. 9 to Master Lease Agreement to Lease with NHC (filed herewith)
10.40	Amendment No. 10 to Master Lease Agreement to Lease with NHC) (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 8, 2022)
21	Subsidiaries (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Indicates management contract or compensatory plan or arrangement.

ITEM 16. SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.
BY:/s/ D. Eric Mendelsohn
D. Eric Mendelsohn
DATE: February 21, 2023	President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. Eric Mendelsohn	President, Chief Executive Officer and Director	February 21, 2023
D. Eric Mendelsohn	(Principal Executive Officer)

/s/ John L. Spaid	Chief Financial Officer	February 21, 2023
John L. Spaid	(Principal Financial Officer)

/s/ David L. Travis	Chief Accounting Officer	February 21, 2023
David L. Travis	(Principal Accounting Officer)

/s/ W. Andrew Adams	Chairman of the Board	February 21, 2023
W. Andrew Adams

/s/ James R. Jobe	Director	February 21, 2023
James R. Jobe

/s/ Robert A. McCabe, Jr.	Director	February 21, 2023
Robert A. McCabe, Jr.

/s/ Robert T. Webb	Director	February 21, 2023
Robert T. Webb

/s/ Charlotte A. Swafford	Director	February 21, 2023
Charlotte A. Swafford

/s/ Robert G. Adams	Director	February 21, 2023
Robert G. Adams

/s/ Tracy M. J. Colden	Director	February 21, 2023
Tracy M. J. Colden

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2022
($ in thousands)

				Costs
		Initial Cost to Company(C)		Capitalized					Date
			Buildings &	Subsequent to		Buildings &		Accumulated	Acquired/
	Encumbrances(A)	Land	Improvements	Acquisition	Land	Improvements	Total(D)	Depreciation(B)	Constructed
Real Estate Investments
Skilled Nursing Facilities
Anniston, AL	$—	$70	$4,477	$—	$70	$4,477	$4,547	$3,730	10/17/1991
Moulton, AL	—	25	688	—	25	688	713	688	10/17/1991
Avondale, AZ	—	453	6,678	—	453	6,678	7,131	4,489	8/13/1996
Brooksville, FL	—	1,217	16,166	—	1,217	16,166	17,383	5,220	2/1/2010
Crystal River, FL	—	912	12,117	—	912	12,117	13,029	3,913	2/1/2010
Dade City, FL	—	605	8,042	—	605	8,042	8,647	2,597	2/1/2010
Hudson, FL (2 facilities)	—	1,290	22,392	—	1,290	22,392	23,682	12,840	Various
Merritt Island, FL	—	701	8,869	—	701	8,869	9,570	7,722	10/17/1991
New Port Richey, FL	—	228	3,023	—	228	3,023	3,251	976	2/1/2010
Plant City, FL	—	405	8,777	—	405	8,777	9,182	7,572	10/17/1991
Stuart, FL	—	787	9,048	—	787	9,048	9,835	8,023	10/17/1991
Trenton, FL	—	851	11,312	—	851	11,312	12,163	3,653	2/1/2010
Glasgow, KY	—	33	2,110	—	33	2,110	2,143	2,066	10/17/1991
Desloge, MO	—	178	3,804	—	178	3,804	3,982	3,804	10/17/1991
Joplin, MO	—	175	4,034	—	175	4,034	4,209	3,283	10/17/1991
Kennett, MO	—	180	4,928	—	180	4,928	5,108	4,799	10/17/1991
Maryland Heights, MO	—	150	4,790	—	150	4,790	4,940	4,668	10/17/1991
St. Charles, MO	—	420	5,512	—	420	5,512	5,932	5,512	10/17/1991
Albany, OR	—	190	10,415	—	190	10,415	10,605	2,700	3/31/2014
Creswell, OR	—	470	8,946	—	470	8,946	9,416	2,216	3/31/2014
Forest Grove, OR	—	540	11,848	—	540	11,848	12,388	2,981	3/31/2014
Anderson, SC	—	308	4,643	—	308	4,643	4,951	4,494	10/17/1991
Greenwood, SC	—	174	3,457		174	3,457	3,631	3,268	10/17/1991
Laurens, SC	—	42	3,426	—	42	3,426	3,468	3,149	10/17/1991
Orangeburg, SC	—	300	3,714	—	300	3,714	4,014	1,386	9/25/2008
Athens, TN	—	38	1,463	—	38	1,463	1,501	1,370	10/17/1991
Chattanooga, TN	—	143	2,309	—	143	2,309	2,452	2,297	10/17/1991
Dickson, TN	—	90	3,541	—	90	3,541	3,631	3,254	10/17/1991
Franklin, TN	—	47	1,130	—	47	1,130	1,177	1,130	10/17/1991

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2022
($ in thousands)

				Costs
		Initial Cost to Company(C)		Capitalized					Date
			Buildings &	Subsequent to		Buildings &		Accumulated	Acquired/
	Encumbrances(A)	Land	Improvements	Acquisition	Land	Improvements	Total(D)	Depreciation(B)	Constructed
Hendersonville, TN	—	363	3,837	—	363	3,837	4,200	3,360	10/17/1991
Johnson City, TN	—	85	1,918	—	85	1,918	2,003	1,917	10/17/1991
Lewisburg, TN (2 facilities)	—	46	994	—	46	994	1,040	994	10/17/1991
McMinnville, TN	—	73	3,618	—	73	3,618	3,691	3,235	10/17/1991
Milan, TN	—	41	1,826	—	41	1,826	1,867	1,704	10/17/1991
Pulaski, TN	—	53	3,921	—	53	3,921	3,974	3,500	10/17/1991
Lawrenceburg, TN	—	98	2,900	—	98	2,900	2,998	2,469	10/17/1991
Dunlap, TN	—	35	3,679	—	35	3,679	3,714	3,146	10/17/1991
Smithville, TN	—	35	3,816	—	35	3,816	3,851	3,358	10/18/1991
Somerville, TN	—	26	677	—	26	677	703	678	10/19/1991
Sparta, TN	—	80	1,602	—	80	1,602	1,682	1,536	10/20/1991
Austin, TX	—	606	9,895	—	606	9,895	10,501	1,966	4/1/2016
Canton, TX	—	420	12,330	—	420	12,330	12,750	3,701	4/18/2013
Corinth, TX	—	1,075	13,935	—	1,075	13,935	15,010	4,400	4/18/2013
Ennis, TX	—	986	9,025	—	986	9,025	10,011	3,099	10/31/2011
Euless, TX	—	1,241	12,629	—	1,241	12,629	13,870	2,727	4/1/2016
Fort Worth, TX	—	1,380	14,370	—	1,380	14,370	15,750	2,255	5/10/2018
Garland, TX	—	1,440	14,310	—	1,440	14,310	15,750	2,241	5/10/2018
Gladewater, TX	—	70	17,840	—	70	17,840	17,910	3,368	4/1/2016
Greenville, TX	—	1,800	13,948	—	1,800	13,948	15,748	4,544	10/31/2011
Houston, TX (3 facilities)	—	2,808	42,511	—	2,808	42,511	45,319	14,469	Various
Katy, TX	—	610	13,893	—	610	13,893	14,503	2,789	4/1/2016
Kyle, TX	—	1,096	12,279	—	1,096	12,279	13,375	4,056	6/11/2012
Marble Falls, TX	—	480	14,989	—	480	14,989	15,469	2,932	4/1/2016
McAllen, TX	—	1,175	8,259	—	1,175	8,259	9,434	1,817	4/1/2016
New Braunfels, TX	—	1,430	13,666	—	1,430	13,666	15,096	2,709	2/24/2017
San Antonio, TX (3 facilities)	—	2,370	40,054	—	2,370	40,054	42,424	10,660	Various
Waxahachie, TX	—	1,330	14,349	—	1,330	14,349	15,679	2,399	1/17/2018
Bristol, VA	—	176	2,511	—	176	2,511	2,687	2,511	10/17/1991
Oak Creek, WI	—	2,000	14,903	7,403	2,000	22,306	24,306	2,150	12/7/2018
	—	34,450	516,143	7,403	34,450	523,546	557,996	214,490

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2022
($ in thousands)

				Costs
		Initial Cost to Company(C)		Capitalized						Date
			Buildings &	Subsequent to		Buildings &			Accumulated	Acquired/
	Encumbrances(A)	Land	Improvements	Acquisition	Land	Improvements		Total(D)	Depreciation(B)	Constructed
Assisted Living Facilities
Rainbow City, AL	—	670	11,330	—	670	11,330		12,000	2,929	10/31/2013
Sacramento, CA	—	660	10,840	—	660	10,840		11,500	2,681	6/1/2014
Pueblo West, CO	—	169	7,431	—	169	7,431		7,600	761	7/23/2019
Greensboro, GA	—	672	4,849	631	672	5,480		6,152	1,560	9/15/2011
Ames, IA	3,193	360	4,670	—	360	4,670		5,030	1,252	6/28/2013
Burlington, IA	3,901	200	8,374	—	200	8,374		8,574	2,253	6/28/2013
Cedar Falls, IA	—	260	4,700	30	260	4,730		4,990	1,303	6/28/2013
Ft. Dodge, IA	4,008	100	7,208	—	100	7,208		7,308	1,899	6/28/2013
Iowa City, IA	—	297	2,725	33	297	2,758		3,055	975	6/30/2010
Marshalltown, IA	5,714	240	6,208	—	240	6,208		6,448	1,662	6/28/2013
Urbandale, IA	8,113	540	4,292	—	540	4,292		4,832	1,192	6/28/2013
Caldwell, ID	—	320	9,353	—	320	9,353		9,673	2,311	3/31/2014
Aurora, IL	—	1,195	11,713	—	1,195	11,713		12,908	2,337	5/9/2017
Bolingbrook, IL	—	1,290	14,677	—	1,290	14,677		15,967	2,370	3/16/2017
Bourbonnais, IL	7,974	170	16,594	—	170	16,594		16,764	4,314	6/28/2013
Crystal Lake, IL (2 facilities)	—	1,060	30,043	170	1,060	30,213		31,273	5,106	Various
Gurnee, IL	—	1,244	13,856	—	1,244	13,856		15,100	1,370	9/10/2019
Moline, IL	3,896	250	5,630	—	250	5,630		5,880	1,523	6/28/2013
Oswego, IL	—	390	20,957	212	390	21,169		21,559	3,701	6/1/2016
Quincy, IL	6,055	360	12,403	—	360	12,403		12,763	3,261	6/28/2013
Rockford, IL	6,412	390	12,575	—	390	12,575		12,965	3,339	6/28/2013
South Barrington, IL	—	1,610	13,456	—	1,610	13,456	—	15,066	2,218	3/16/2017
St. Charles, IL	—	820	22,188	252	820	22,440		23,260	3,961	6/1/2016
Tinley Park, IL	—	1,622	11,354	—	1,622	11,354		12,976	2,418	6/23/2016
Attica, IN	—	284	7,891	—	284	7,891		8,175	636	5/1/2020
Carmel, IN	—	463	7,055	—	463	7,055		7,518	2,167	11/12/2014
Crawfordsville, IN	—	300	3,134	—	300	3,134		3,434	849	6/28/2013
Crown Point, IN	—	574	7,336	353	574	7,689		8,263	2,268	10/30/2013
Greenwood, IN	—	791	7,020	227	791	7,247		8,038	2,239	11/7/2013
Linton, IN	—	60	6,015	—	60	6,015		6,075	486	5/1/2020
Bastrop, LA	—	325	2,456	—	325	2,456		2,781	822	4/30/2011
Bossier City, LA	—	500	3,344	—	500	3,344		3,844	1,152	4/30/2011

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2022
($ in thousands)

				Costs
		Initial Cost to Company(C)		Capitalized						Date
			Buildings &	Subsequent to		Buildings &			Accumulated	Acquired/
	Encumbrances(A)	Land	Improvements	Acquisition	Land	Improvements		Total(D)	Depreciation(B)	Constructed
Minden, LA	—	280	1,698	—	280	1,698		1,978	566	4/30/2011
West Monroe, LA	—	770	5,627	—	770	5,627		6,397	1,818	4/30/2011
Battle Creek, MI	—	398	3,093	197	398	3,290		3,688	1,280	10/19/2009
Lansing, MI	—	1,020	9,684	174	1,020	9,858		10,878	1,712	10/19/2009
Okemos, MI	—	340	8,082	—	340	8,082		8,422	2,924	11/19/2009
Shelby, MI	—	1,588	13,512	—	1,588	13,512		15,100	1,199	1/27/2020
Champlin, MN	—	980	4,475	—	980	4,475		5,455	1,553	3/10/2010
Hugo, MN	—	400	3,945	113	400	4,058		4,458	1,332	3/10/2010
Maplewood, MN	—	1,700	6,544	—	1,700	6,544		8,244	2,272	3/10/2010
North Branch, MN	—	595	3,053	—	595	3,053		3,648	1,090	3/10/2010
Mahtomedi, MN	—	515	8,825	—	515	8,825		9,340	750	12/27/2019
Charlotte, NC	—	650	17,663	2,000	650	19,663		20,313	4,055	7/1/2015
Durham, NC	—	860	7,752	—	860	7,752		8,612	989	12/15/2017
Hendersonville, NC (2 facilities)	—	3,120	12,980	—	3,120	12,980		16,100	2,272	3/16/2017
Lincoln, NE	8,418	380	10,904	—	380	10,904		11,284	2,828	6/28/2013
Omaha, NE (2 facilities)	2,455	1,110	15,437	851	1,110	16,288		17,398	3,623	Various
Lancaster, OH	—	530	20,530	—	530	20,530		21,060	4,670	7/31/2015
Middletown, OH	—	940	15,548	—	940	15,548		16,488	3,649	10/31/2014
Rocky River, OH		650	4,189	—	650	4,189		4,839	839	4/30/2018
Worthington, OH	—	—	18,869	1,476	—	20,345	—	20,345	3,286	4/30/2018
McMinnville, OR	—	390	9,183	—	390	9,183		9,573	1,702	8/31/2016
Portland, OR	—	930	25,270	—	930	25,270		26,200	3,937	8/31/2015
Erie, PA	—	1,030	15,206	921	1,030	16,127	—	17,157	1,987	4/30/2018
Reading, PA	—	1,027	11,179	—	1,027	11,179		12,206	1,201	5/31/2019
Manchester, TN	—	534	6,068	—	534	6,068		6,602	320	6/3/2021
Fredericksburg, VA	—	1,615	9,271	—	1,615	9,271		10,886	1,926	9/20/2016
Midlothian, VA	—	1,646	8,635	—	1,646	8,635		10,281	1,852	10/31/2016
Suffolk, VA	—	1,022	9,320	—	1,022	9,320		10,342	1,742	3/25/2016
Virginia Beach, VA	—	2,052	15,148	—	2,052	15,148		17,200	35	11/10/2022
Bellevue, WI	—	504	11,796	—	504	11,796		12,300	825	9/30/2020
Oshkosh, WI	—	542	12,758		542	12,758		13,300	243	4/29/2022
	60,139	46,304	637,921	7,640	46,304	645,561		691,865	125,792

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2022
($ in thousands)

				Costs
		Initial Cost to Company(C)		Capitalized						Date
			Buildings &	Subsequent to			Buildings &		Accumulated	Acquired/
	Encumbrances(A)	Land	Improvements	Acquisition	Land		Improvements	Total(D)	Depreciation(B)	Constructed

Independent Living Facilities
Vero Beach, FL	—	550	37,450	1,293	550	350	38,743	39,293	4,232	2/1/2019
Columbus, IN	—	348	6,124	—	348		6,124	6,472	635	5/31/2019
St. Charles, MO	—	344	3,181	—	344		3,181	3,525	2,723	10/17/1991
Tulsa, OK	16,510	1,980	32,620	502	1,980		33,122	35,102	4,756	12/1/2017
Chattanooga, TN	—	9	1,567	1	9		1,568	1,577	1,437	10/17/1991
Johnson City, TN	—	55	4,077	—	55		4,077	4,132	3,294	10/17/1991
Chehalis, WA	—	1,980	7,710	7,445	1,980		15,155	17,135	2,246	1/15/2016
	16,510	5,266	92,729	9,241	5,266		101,970	107,236	19,323

Senior Living Campuses
Loma Linda, CA	—	1,200	10,800	7,326	1,200		18,126	19,326	4,628	9/28/2012
Maitland, FL	—	2,317	9,161	491	2,317		9,652	11,969	6,920	8/6/1996
Michigan City, IN	—	974	22,667	—	974		22,667	23,641	2,325	5/31/2019
Portage, IN	—	661	21,959	—	661		21,959	22,620	2,257	5/31/2019
Needham, MA	—	5,500	45,157	1,451	5,500		46,608	52,108	5,756	1/15/2019
Salisbury, MD	—	1,876	44,084	471	1,876		44,555	46,431	4,751	5/31/2019
Roscommon, MI	—	44	6,005	1	44		6,006	6,050	1,357	8/31/2015
Mt. Airy, NC	—	1,370	7,470	150	1,370		7,620	8,990	1,791	12/17/2014
McMinnville, OR	—	410	26,667	—	410		26,667	27,077	4,657	8/31/2016
Silverdale, WA	—	1,750	23,860	2,167	1,750		26,027	27,777	7,367	8/16/2012
	—	16,102	217,830	12,057	16,102		229,887	245,989	41,809

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2022
($ in thousands)

				Costs
		Initial Cost to Company(C)		Capitalized					Date
			Buildings &	Subsequent to		Buildings &		Accumulated	Acquired/
	Encumbrances(A)	Land	Improvements	Acquisition	Land	Improvements	Total(D)	Depreciation(B)	Constructed

Entrance-Fee Communities
Bridgeport, CT	—	4,320	23,494	5,566	4,320	29,060	33,380	5,626	6/2/2016
North Branford, CT	—	7,724	64,430	—	7,724	64,430	72,154	11,370	11/3/2016
Southbury, CT	—	10,320	17,143	5,880	10,320	23,023	33,343	4,115	6/2/2016
Fernandina Beach, FL	—	1,430	63,420	1,522	1,430	64,942	66,372	14,456	12/17/2014
St. Simons Island, GA	—	8,770	38,070	963	8,770	39,033	47,803	8,889	12/17/2014
Winston-Salem, NC	—	8,700	73,920	507	8,700	74,427	83,127	16,548	12/17/2014
Greenville, SC	—	5,850	90,760	—	5,850	90,760	96,610	19,876	12/17/2014
Myrtle Beach, SC	—	3,910	82,140	542	3,910	82,682	86,592	18,534	12/17/2014
Pawleys Island, SC	—	1,480	38,620	460	1,480	39,080	40,560	9,069	12/17/2014
Spartanburg, SC	—	900	49,190	1,021	900	50,211	51,111	11,282	12/17/2014
Issaquah, WA	—	4,370	130,522	—	4,370	130,522	134,892	10,931	01/31/2020
	—	57,774	671,709	16,461	57,774	688,170	745,944	130,696

Hospitals
Tulsa, OK	—	1,470	38,780	—	1,470	38,780	40,250	1,649	5/28/2021
	—	1,470	38,780	—	1,470	38,780	40,250	1,649
Total real estate investments properties	76,649	161,366	2,175,112	52,802	161,366	2,227,914	2,389,280	533,759

Senior Housing Operating
Independent Living Facilities
Fort Smith, AR	—	590	22,447	229	590	22,676	23,266	5,460	4/01/2022
Rogers, AR	—	1,470	25,282	135	1,470	25,417	26,887	6,140	4/01/2022
Fresno, CA	—	420	10,899	100	420	10,999	11,419	2,752	4/01/2022
Modesto, CA	—	1,170	22,673	193	1,170	22,866	24,036	5,450	4/01/2022
Pinole, CA	—	1,020	18,066	276	1,020	18,342	19,362	4,385	4/01/2022
Roseville, CA	—	630	31,343	240	630	31,583	32,213	7,538	4/01/2022
West Covina, CA	—	940	20,280	757	940	21,037	21,977	4,907	4/01/2022
Athens, GA	—	910	31,940	243	910	32,183	33,093	7,693	4/01/2022
Columbus, GA	—	570	8,639	264	570	8,903	9,473	2,217	4/01/2022
Voorhees, NJ	—	670	23,710	539	670	24,249	24,919	5,692	4/01/2022
Gahanna, OH	—	920	22,919	182	920	23,101	24,021	5,604	4/01/2022

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2022
($ in thousands)

				Costs
		Initial Cost to Company(C)		Capitalized					Date
			Buildings &	Subsequent to		Buildings &		Accumulated	Acquired/
	Encumbrances(A)	Land	Improvements	Acquisition	Land	Improvements	Total(D)	Depreciation(B)	Constructed
Broken Arrow, OK	—	2,660	18,477	186	2,660	18,663	21,323	4,559	4/01/2022
Greenville, SC	—	560	16,547	383	560	16,930	17,490	4,078	4/01/2022
Myrtle Beach, SC	—	1,310	26,229	323	1,310	26,552	27,862	6,315	4/01/2022
Vancouver, WA	—	1,030	19,183	513	1,030	19,696	20,726	4,714	4/01/2022
Total senior housing operating properties	—	14,870	318,634	4,563	14,870	323,197	338,067	77,504

Corporate office	—	1,291	677	583	1,291	1,260	2,551	425
	$76,649	$177,527	$2,494,423	$57,948	$177,527	$2,552,371	$2,729,898	$611,688

NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

(A) See the notes to the consolidated financial statements.
(B) Depreciation is calculated using estimated useful lives up to 40 years for all completed facilities.
(C) Subsequent to NHC’s transfer of the original real estate properties in 1991, we purchased from NHC $33.9 million of additions to those properties. As the additions were purchased from NHC rather than developed by us, the $33.9 million has been included as Initial Cost to Company.
(D) At December 31, 2022, the tax basis of the Company’s net real estate assets was $2.2 billion.

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020
($ in thousands)
	December 31,
	2022	2021	2020
Investment in Real Estate:
Balance at beginning of period	$2,894,548	$3,265,070	$3,074,846
Additions through cash expenditures	10,993	50,346	116,724
Change in accounts payable related to investments in real estate construction	(69)	(388)	(784)
Change in other assets related to investments in real estate	200	—	348
Operating equipment received in lease termination	1,287	—	—
Additions through non-controlling interest	—	—	10,778
Real estate acquired in exchange for non-cash rental income	3,000
Real estate acquired in exchange for mortgage notes receivable	23,071	—	63,220
Sale of properties for cash	(104,691)	(276,429)	(62)
Properties classified as held for sale	(84,761)	(137,651)	—
Property reclassified as held for use	7,851
Impairment of property	(21,531)	(6,400)	—
Balance at end of period	$2,729,898	$2,894,548	$3,265,070

Accumulated Depreciation:
Balance at beginning of period	$576,668	$597,638	$514,453
Addition charged to costs and expenses	70,880	80,798	83,150
Amortization of right-of-use asset	36	36	—
Sale of properties	(25,643)	(70,063)	35
Properties classified as held for sale	(11,092)	(31,741)	—
Property reclassified as held for use	839	—	—
Balance at end of period	$611,688	$576,668	$597,638

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2022
			Monthly				Amount Subject To
	Interest	Maturity	Payment	Prior	Original	Carrying	Delinquent Principal
	Rate	Date	Terms	Liens	Face Amount	Amount	or Interest
					($ in thousands)
First Mortgages:
Skilled nursing facilities:
Lexington, VA	8.0%	2032-12-31	$21,000		$3,089	$1,428
Brookneal, VA	8.0%	2031-12-31	$21,000		$2,780	$1,368
Laurel Fork, VA	8.0%	2030-12-31	$20,000		$2,672	$1,231
Austin/San Antonio, TX	7.25%	2027-11-30	Interest Only		$42,500	$42,296

Assisted living facilities:
Oviedo, FL	8.25%	2025-07-31	Interest Only		$10,000	$10,000
Indianapolis, IN	7.0%	2022-12-31	Interest Only		$6,423	$6,423
Wabash/Lafayette, IN	7.0%	2025-12-31	Interest Only		$4,000	$3,873

Entrance-fee communities:
Columbia, SC	7.25%	2024-12-31	Interest Only		$32,700	$32,700

Construction Loans:
Canton, MI	9.0%	2023-12-31	Interest Only		$14,700	$14,700
Chesapeake, VA	9.0%	2025-12-31	Interest Only		$14,200	$14,153
Fitchburg, WI	8.50%	2026-01-28	Interest Only		$28,525	$14,033
Sussex, WI	8.50%	2024-12-31	Interest Only		$22,200	$22,371

						$164,576	$—

At December 31, 2022, the tax basis of our mortgage loans on real estate was $180.1 million. Balloon payments on our interest only mortgage receivables are equivalent to the carrying amounts listed above except for unamortized commitment fees of $313.5 thousand.

See the notes to our consolidated financial statements for more information on our mortgage loan receivables.

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020
($ in thousands)
	December 31,
	2022	2021	2020
Reconciliation of mortgage loans on real estate
Balance at beginning of period	$230,927	$259,491	$294,120
Additions:
New mortgage loans	67,978	33,160	55,059
Amortization of loan discount and commitment fees	907	741	806
Total Additions	68,885	33,901	55,865

Deductions:
Loan commitment fees received	497	—	222
Mortgage notes receivable related to investments in real estate	23,071	—	63,220
Collection of principal, less recoveries of previous write-downs	111,668	62,465	27,052
Total Deductions	135,236	62,465	90,494

Balance at end of period	$164,576	$230,927	$259,491