Form 10-K/A
period 2022-12-31
NATIONAL HEALTH INVESTORS INC
filed 2023-02-27
CIK 877860

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

Auditor Name BDO USA, LLP     Auditor Location Nashville, TN        PCAOB ID #243

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2023 annual meeting of stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) is filed by National Health Investors, Inc. ("NHI" or the “Company”) to amend its Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). The purpose of the Amendment is to (i) amend Part IV, Item 15 of the 2022 Form 10-K. No other items of the 2022 Form 10-K are amended in this Form 10-K/A.

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

We make no attempt in this filing to update matters in the 2022 Form 10-K for any other activities or events occurring after the original filing date; neither do we change any previously reported financial results of operations or any disclosures contained in that document except to the extent expressly provided herein.

EXHIBIT INDEX

Exhibit No.	Description	Page No. or Location

23.2	Consent of Moyer, DeVoe & Iocco, PLLC.	Filed Herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed Herewith
32	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer and Principal Financial Officer	Filed Herewith
99.1	Senior Living Communities, LLC and Subsidiaries Financial Statements as of December 31, 2022 and 2021 and for the three years ended December 31, 2022, 2021 and 2020.	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.

By:    /s/ John L. Spaid
Name:    John L. Spaid
Title:    Principal Financial Officer

Date:    February 27, 2023