Form 10-Q
period 2023-03-31
NATIONAL HEALTH INVESTORS INC
filed 2023-05-09
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	_____________	to	_____________

Commission File Number 001-10822
National Health Investors Inc
(Exact name of registrant as specified in its charter)

Maryland		62-1470956
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

222 Robert Rose Drive
Murfreesboro	Tennessee	37129
(Address of principal executive offices)		(Zip Code)

(615)	890-9100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	NHI	New York Stock Exchange

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

There were 43,388,742 shares of common stock outstanding of the registrant as of May 2, 2023.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets:
Real estate properties:
Land	$181,949	$177,527
Buildings and improvements	2,604,742	2,549,019
Construction in progress	3,924	3,352
	2,790,615	2,729,898
Less accumulated depreciation	(625,743)	(611,688)
Real estate properties, net	2,164,872	2,118,210
Mortgage and other notes receivable, net of reserve of $14,964 and $15,338, respectively	219,942	233,141
Cash and cash equivalents	13,875	19,291
Straight-line rent receivable	79,103	76,895
Assets held for sale, net	26,670	43,302
Other assets, net	28,768	16,585
Total Assets	$2,533,230	$2,507,424

Liabilities and Stockholders’ Equity:
Debt	$1,176,014	$1,147,511
Accounts payable and accrued expenses	24,626	25,905
Dividends payable	39,050	39,050
Deferred income	4,944	5,052
Total Liabilities	1,244,634	1,217,518

Commitments and contingencies

Redeemable noncontrolling interest	9,520	9,825

National Health Investors, Inc. Stockholders’ Equity:
Common stock, $0.01 par value, 100,000,000 shares authorized;
43,388,742 shares issued and outstanding	434	434
Capital in excess of par value	1,601,257	1,599,427
Retained earnings	2,365,674	2,331,190
Cumulative dividends	(2,699,876)	(2,660,826)
Total National Health Investors, Inc. Stockholders’ Equity	1,267,489	1,270,225
Noncontrolling interests	11,587	9,856
Total Equity	1,279,076	1,280,081
Total Liabilities and Equity	$2,533,230	$2,507,424

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements. The Condensed Consolidated Balance Sheet at December 31, 2022 was derived from the audited consolidated financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2023	2022
	(unaudited)
Revenues:
Rental income	$65,299	$64,559
Resident fees and services	11,700	—
Interest income and other	5,389	6,768
	82,388	71,327
Expenses:
Depreciation	17,617	18,272
Interest	14,027	10,198
Senior housing operating expenses	9,799	—
Legal	122	1,827
Franchise, excise and other taxes	183	244
General and administrative	5,653	8,101
Taxes and insurance on leased properties	2,619	3,038
Loan and realty (gains) losses	(418)	24,528
	49,602	66,208
Gains on sales of real estate, net	1,397	2,981
Loss on early retirement of debt	—	(151)
Gains from equity method investment	—	297
Net income	34,183	8,246
Less: net loss attributable to noncontrolling interests	301	153
Net income attributable to common stockholders	$34,484	$8,399

Weighted average common shares outstanding:
Basic	43,388,742	45,850,686
Diluted	43,391,429	45,851,061

Earnings per common share:
Net income attributable to common stockholders - basic	$0.79	$0.18
Net income attributable to common stockholders - diluted	$0.79	$0.18

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2023	2022
	(unaudited)
Cash flows from operating activities:
Net income	$34,183	$8,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,617	18,272
Amortization of debt issuance costs, debt discounts and prepaids	1,048	1,087
Amortization of commitment fees and note receivable discounts	(148)	(120)
Amortization of lease incentives	299	252
Straight-line rent adjustments	(2,097)	(1,079)
Non-cash rental income	(2,500)	—
Non-cash interest income on mortgage and other notes receivable	(376)	(880)
Non-cash lease deposit liability recognized as rental income	—	(8,838)
Gains on sales of real estate, net	(1,397)	(2,981)
Gains from equity method investment	—	(297)
Loss on early retirement of debt	—	151
Loan and realty (gains) losses	(418)	24,528
Payment of lease incentive	(10,000)	—
Non-cash share-based compensation	2,105	5,083
Changes in operating assets and liabilities:
Other assets	(3,772)	(107)
Accounts payable and accrued expenses	(3,277)	(4,252)
Deferred income	(219)	(385)
Net cash provided by operating activities	31,048	38,680
Cash flows from investing activities:
Investments in mortgage and other notes receivable	(7,219)	(16,350)
Collections of mortgage and other notes receivable	7,211	988
Acquisitions of real estate	(38,081)	—
Proceeds from sales of real estate	10,201	13,170
Investments in existing real estate	(2,133)	(165)
Distributions from equity method investment	2,500	297
Net cash used in investing activities	(27,521)	(2,060)
Cash flows from financing activities:
Proceeds from revolving credit facility	192,000	85,000
Payments on revolving credit facility	(19,000)	—
Payments on term loans	(145,103)	(75,098)
Debt issuance costs	—	(4,535)
Distributions to noncontrolling interests	(363)	(271)
Dividends paid to stockholders	(39,050)	(41,266)
Taxes remitted on employee stock awards	—	(7)
Proceeds from noncontrolling interest	2,000	—
Net cash used in financing activities	(9,516)	(36,177)
(Decrease) increase in cash and cash equivalents and restricted cash	(5,989)	443
Cash and cash equivalents and restricted cash, beginning of period	21,516	39,485
Cash and cash equivalents and restricted cash, end of period	$15,527	$39,928
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Three Months Ended
	March 31,
	2023	2022
	(unaudited)
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$15,878	$12,920
Supplemental disclosure of non-cash investing and financing activities:
Real estate acquired in exchange for mortgage notes receivable	$14,200	$—
Change in other assets related to sales of real estate	$—	$(33)
Change in accounts payable related to investments in real estate construction	$20	$—
Change in accounts payable related to renovations of existing real estate	$—	$(219)
Change in accounts payable related to distributions to noncontrolling interests	$90	$(28)
Reclassification of prepaid equity issuance costs to capital in excess of par value	$275	$—

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Cumulative Dividends	Total National Health Investors, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances at December 31, 2022	43,388,742	$434	$1,599,427	$2,331,190	$(2,660,826)	$1,270,225	$9,856	$1,280,081
Noncontrolling interest capital contribution	—	—	—	—	—	—	2,000	2,000
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(273)	(273)
Net income, excluding a loss of $305 attributable to redeemable noncontrolling interest	—	—	—	34,484	—	34,484	4	34,488
Equity issuance costs	—	—	(275)	—	—	(275)	—	(275)
Share-based compensation	—	—	2,105	—	—	2,105	—	2,105
Dividends declared, $0.90 per common share	—	—	—	—	(39,050)	(39,050)	—	(39,050)
Balances at March 31, 2023	43,388,742	$434	$1,601,257	$2,365,674	$(2,699,876)	$1,267,489	$11,587	$1,279,076

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Cumulative Dividends	Total National Health Investors Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances at December 31, 2021	45,850,599	$459	$1,591,182	$2,416,713	$(2,501,271)	$1,507,083	$9,900	$1,516,983
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(243)	(243)
Net income	—	—	—	8,399	—	8,399	(153)	8,246
Taxes remitted on employee stock awards	—	—	(7)	—	—	(7)	—	(7)
Shares issued on stock options exercised	269	—	—	—	—	—	—	—
Share-based compensation	—	—	5,083	—	—	5,083	—	5,083
Dividends declared, $0.90 per common share	—	—	—	—	(41,265)	(41,265)	—	(41,265)
Balances at March 31, 2022	45,850,868	$459	$1,596,258	$2,425,112	$(2,542,536)	$1,479,293	$9,504	$1,488,797

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(unaudited)

Note 1. Organization and Nature of Business

National Health Investors, Inc. (“NHI,” the “Company,” “we,” “us,” or “our”), established in 1991 as a Maryland corporation, is a self-managed real estate investment trust (“REIT”) specializing in sale-leaseback, joint venture and mortgage and mezzanine financing of need-driven and discretionary senior housing and medical facility investments. We operate through two reportable segments: Real Estate Investments and Senior Housing Operating Portfolio (“SHOP”). Our Real Estate Investments segment consists of real estate investments and leases, mortgages and other notes receivable in independent living facilities (“ILF”), assisted living facilities (“ALF”), entrance-fee communities (“EFC”), senior living campuses (“SLC”), skilled nursing facilities (“SNF”) and a hospital (“HOSP”). As of March 31, 2023, we had gross investments of approximately $2.4 billion in 164 health care real estate properties located in 31 states and leased pursuant primarily to triple-net leases to 25 tenants consisting of 98 senior housing communities, 65 SNFs and one HOSP, excluding ten properties classified as assets held for sale. Our portfolio of 14 mortgages along with other notes receivable totaled $234.9 million, excluding an allowance for expected credit losses of $15.0 million, as of March 31, 2023.

Our SHOP segment is comprised of two ventures that own the operations of ILFs. As of March 31, 2023, we had gross investments of approximately $339.1 million in 15 properties with a combined 1,734 units located in eight states that are operated on behalf of the Company by independent managers pursuant to the terms of separate management agreements that commenced April 1, 2022. The third-party managers, or related parties of the managers, own equity interests in the respective ventures.

Note 2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial statements. In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation. Interim results of operations are not necessarily indicative of the results that may be achieved for a full year. The condensed consolidated financial statements and related notes do not include all information and footnotes required by GAAP for annual reports. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2022, included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”).

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries, joint ventures and subsidiaries in which we have a controlling interest. We also consolidate certain entities when control of such entities can be achieved through means other than voting rights (“variable interest entities” or “VIEs”) if the Company is deemed to be the primary beneficiary of such entities. All material intercompany transactions and balances are eliminated in consolidation.

Effective April 1, 2022 and at March 31, 2023, our consolidated total assets and liabilities include two consolidated ventures comprising our SHOP activities, each formed with a separate partner - Merrill Gardens, L.L.C. (“Merrill”) and DSHI NHI Holiday LLC (the “Discovery member”), a related party of Discovery Senior Living (“Discovery”). We consider both ventures to be VIEs as the members of each, as a group, lack the characteristics of a controlling financial interest. We are deemed to be the primary beneficiary because we have the ability to control the activities that most significantly impact each VIE’s economic performance. The assets of the ventures primarily consist of real estate properties, cash and cash equivalents, and resident fees and services (accounts receivable). Their obligations primarily consist of operating expenses of the ILFs (accounts payable and accrued expenses) and capital expenditures for the properties. Aggregate assets of the consolidated SHOP ventures that can be used only to settle obligations of each respective SHOP venture primarily include approximately $259.4 million of real estate properties, net, $5.0 million of cash and cash equivalents, $2.7 million of prepaid expenses and other, and $0.4 million of accounts receivable, net. Liabilities of the consolidated SHOP ventures for which creditors do not have recourse to the general credit of the Company are not material. Reference Notes 5 and 10 for further discussion of these ventures.

We also consolidate two real estate partnerships formed with our partners, Discovery Senior Housing Investor XXIV, LLC, a related party of Discovery, and LCS Timber Ridge LLC (“LCS”), to invest in senior housing facilities. We consider both partnerships to be VIEs, as either the members, as a group, lack the characteristics of a controlling financial interest or the total equity at risk is insufficient to finance activities without additional subordinated financial support. NHI directs the activities that most significantly impact economic performance of these ventures, subject to limited protective rights extended to our partners for specified business decisions. Because of our control of these partnerships, we include their assets, liabilities, noncontrolling interests and operations in our condensed consolidated financial statements.

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

We structured our Timber Ridge OpCo, LLC (“Timber Ridge OpCo”) investment to be compliant with the provisions of the REIT Investment Diversification Empowerment Act of 2007 which permits us to receive rent payments through a triple-net lease between a property company and an operating company and allows us to receive distributions from the operating company to a taxable REIT subsidiary (“TRS”). Our TRS holds our equity interests in unconsolidated operating companies thus providing an organizational structure that allows the TRS to engage in a broad range of activities and share in revenues that are otherwise non-qualifying income under the REIT gross income tests.

At March 31, 2023, we held interests in nine unconsolidated VIEs, and, because we lack either directly or through related parties the power to direct the activities that most significantly impact their economic performance, we have concluded that the Company is not the primary beneficiary. Accordingly, we account for our transactions with these entities and their subsidiaries at either amortized cost or net realizable value for straight-line rent receivables, excluding our investment accounted for under the equity method.

The Company’s unconsolidated VIEs are summarized below by date of initial involvement. For further discussion of the nature of the relationships, including the sources of exposure to these VIEs, see the notes to our condensed consolidated financial statements cross-referenced below ($ in thousands).

Date	Name	Source of Exposure	Carrying Amount	Maximum Exposure to Loss	Note Reference
2014	Senior Living Communities	Notes and straight-line receivable	$91,523	$94,023	Notes 3, 4
2016	Senior Living Management	Notes	$24,500	$24,500	—
2018	Bickford Senior Living	Notes and funding commitment	$17,156	$30,125	Notes 3, 4
2019	Encore Senior Living	Various[1]	$44,780	$55,726	Notes 3, 4
2020	Timber Ridge OpCo	Various[2]	$3,287	$8,287	Notes 6, 7
2020	Watermark Retirement	Notes and straight-line receivable	$7,580	$11,104	—
2021	Montecito Medical Real Estate	Notes and funding commitment	$20,383	$50,128	Note 4
2021	Vizion Health	Notes and straight-line receivable	$19,330	$21,330	—
2021	Navion Senior Solutions	Various[3]	$9,351	$13,926	—

1 Notes, straight-line rent receivables, and lease receivables
2 Loan commitment, equity method investment, straight-line rent receivables and unamortized lease incentive
3 Notes, loan commitments, straight-line rent receivables, and unamortized lease incentive

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

In the future, NHI may be deemed the primary beneficiary of the operations if the tenants or borrowers do not have adequate liquidity to accept the risks and rewards as the tenant and operator of the properties and might be required to consolidate the financial position and results of operations of the tenants or borrowers into our condensed consolidated financial statements.

Noncontrolling Interests

Contingently redeemable noncontrolling interests are recorded at their initial carrying amounts upon issuance and are subsequently adjusted to reflect their share of gains or losses and distributions attributable to the noncontrolling interests. In periods where they are or will become probable of redemption, an adjustment to the redemption value of the noncontrolling interests is also recognized through “Capital in excess of par value” on the Company’s Consolidated Balance Sheets and included in our computation of earnings per share. As of March 31, 2023, the Merrill SHOP venture noncontrolling interest was classified in mezzanine equity, as discussed further in Note 10.

We consolidate the real estate partnerships formed with Discovery in June 2019 and LCS in January 2020, both of which invest in senior housing facilities. The noncontrolling interests associated with these two consolidated real estate partnerships and our Discovery member SHOP venture were classified in equity as of March 31, 2023.

Cash and Cash Equivalents and Restricted Cash

Cash equivalents consist of all highly liquid investments with an original maturity of three months or less. Restricted cash includes amounts required to be held on deposit or subject to an agreement (e.g., with a qualified intermediary subject to an Internal Revenue Code Section 1031 exchange agreement or in accordance with agency agreements governing our mortgages).

The following table sets forth our “Cash and cash equivalents and restricted cash” reported within the Company’s Condensed Consolidated Statements of Cash Flows ($ in thousands):

	March 31, 2023	March 31, 2022
Beginning of period:
Cash and cash equivalents	$19,291	$37,412
Restricted cash (included in Other assets, net)	2,225	2,073
Cash, cash equivalents, and restricted cash	$21,516	$39,485
End of period:
Cash and cash equivalents	$13,875	$36,121
Restricted cash (included in Other assets, net)	1,652	3,807
Cash, cash equivalents, and restricted cash	$15,527	$39,928

Concentration of Credit Risks

Our credit risks primarily relate to cash and cash equivalents and investments in mortgage and other notes receivable. Cash and cash equivalents are primarily held in bank accounts and overnight investments. We maintain our bank deposit accounts with large financial institutions in amounts that may exceed federally insured limits. We have not experienced any losses in such accounts. Our mortgages and other notes receivable consist primarily of secured loans on facilities.

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

Assets Held for Sale

We consider properties to be assets held for sale when (1) management commits to a plan to sell the property; (2) it is unlikely that the disposal plan will be significantly modified or discontinued; (3) the property is available for immediate sale in its present condition; (4) actions required to complete the sale of the property have been initiated; (5) sale of the property is probable and we anticipate the completed sale will occur within one year; and (6) the property is actively being marketed for sale at a price that is reasonable given our estimate of current market value. Upon designation of a property as an asset held for sale, we record the property’s value at the lower of its carrying value or its estimated fair value, less estimated transaction costs. Depreciation and amortization of the property are discontinued. If a property subsequently no longer meets the criteria to be classified as held for sale, it is reclassified as held and used and measured at the lower of i) its original carrying amount before the asset was classified as held for sale, adjusted for any depreciation expense not recognized while it was classified as held for sale, and ii) its fair value.

Impairment of Long-Lived Assets

We evaluate the recoverability of the carrying amount of our long-lived assets when events or circumstances, including significant physical changes, significant adverse changes in general economic conditions or significant deterioration of the underlying cash flows of the long-lived assets, indicate that the carrying amount of the long-lived assets may not be recoverable. The need to recognize an impairment charge is based on estimated undiscounted future cash flows compared to the carrying amount. If recognition of an impairment charge is necessary, it is measured as the amount by which the carrying amount of the property exceeds the estimated fair value of the long-lived asset.

During the three months ended March 31, 2023 and 2022, we recognized impairment charges of approximately $0.3 million and $24.6 million, respectively, included in “Loan and realty (gains) losses” in our Condensed Consolidated Statements of Income. Reference Note 3 for more discussion.

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

As of March 31, 2023, we had three tenants, including Bickford Senior Living (“Bickford”) on the cash basis of revenue recognition for their lease arrangements. Reference Note 3 for further discussion.

Resident Fees and Services - Resident fee revenue associated with our SHOP activities is recognized as the related performance obligations are satisfied and includes resident room charges, community fees and other resident charges.

Residency agreements are generally short term (30 days to one year), and entitle the resident to certain room and care services for a monthly fee billed in advance. Revenue for certain related services is billed monthly in arrears. The Company has elected the lessor practical expedient within Accounting Standards Codification (“ASC”) 842, Leases, not to separate the lease and nonlease components within our resident agreements as the timing and pattern of transfer to the resident are the same. The Company has determined that the nonlease component is the predominant component within the contract and will recognize revenue under ASC 606, Revenue Recognition from Contracts with Customers.

Interest Income from Mortgage and Other Notes Receivable

Interest income is recognized based on the interest rates and principal amounts outstanding on the notes receivable. We identify a mortgage loan as non-performing if a required payment is not received within 30 days of the date it is due and a borrower’s current financial condition indicates a probability it cannot pay its current contractual amounts. A non-performing loan is returned to accrual status at such time as the loan becomes contractually current and management believes all future principal and interest will be received according to the contractual loan terms. As of March 31, 2023, we have a mortgage note receivable and a mezzanine loan totaling an aggregate of $24.5 million with affiliates of one operator/borrower designated as non-performing.

Income Taxes

We intend at all times to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Accordingly, we will generally not be subject to U.S. federal income tax, provided that we continue to qualify as a REIT and make distributions to stockholders equal to or in excess of 90% our taxable income. Certain activities that we undertake may be conducted by entities that have elected to be treated as TRSs. TRSs are subject to federal, state, and local income taxes. Accordingly, a provision for income taxes has been made in the condensed consolidated financial statements. A failure to qualify under the applicable REIT qualification rules and regulations would have a material adverse impact on our financial position, results of operations and cash flows.

Segments

We operate our business through two reportable segments: Real Estate Investments and SHOP. In our Real Estate Investments segment, we invest in (i) senior housing and healthcare real estate and lease those properties to healthcare operating companies under primarily triple-net leases that obligate tenants to pay all property-related expenses and (ii) mortgage and other notes receivable throughout the United States. Our SHOP segment is comprised of the operations of 15 ILFs located throughout the United States that are operated on behalf of the Company by independent managers pursuant to the terms of separate management agreements. Reference Notes 5 and 15 for additional information.

Reclassifications

In prior years, the Company presented "Cumulative dividends in excess of net income" as a single line item on the Consolidated Balance Sheets and Consolidated Statements of Equity. Beginning January 1, 2023, the Company separated this line item into two components, "Retained earnings" and "Cumulative dividends," and reclassified prior year information to conform to the current period presentation.

Note 3. Investment Activity

Asset Acquisitions

Since January 1, 2023, we have completed the following real estate investments ($ in thousands):

Operator	Date	Properties	Asset Class	Land	Building and Improvements	Total
Silverado Senior Living	Q1 2023	2	ALF	$3,894	$33,599	$37,493
Bickford	Q1 2023	1	ALF	1,746	15,542	17,288
				$5,640	$49,141	$54,781

In February 2023, we acquired two memory care communities operated by Silverado Senior Living for approximately $37.5 million. The newly developed properties opened in 2022 and include a 60-unit community in Summerlin, Nevada and a 60-unit community in Frederick, Maryland. They are leased pursuant to 20-year leases with a first-year lease rate of 7.5% and annual escalators of 2.0%.

In February 2023, we also acquired a 64-unit assisted living and memory care community in Chesapeake, Virginia from Bickford. The acquisition price was $17.3 million, including the satisfaction of an outstanding construction note receivable of $14.2 million including interest, cash consideration of $0.5 million and approximately $0.1 million in closing costs. The acquisition price also included a reduction of $2.5 million in Bickford’s outstanding pandemic-related deferrals that has been recognized in “Rental income.” We added the community to an existing master lease with Bickford at an initial rate of 8.0%.

Asset Dispositions

During the three months ended March 31, 2023, we completed the following dispositions of real estate properties within our Real Estate Investments portfolio as described below ($ in thousands):

Operator	Date	Properties[1]	Asset Class	Net Proceeds	Net Real Estate Investment	Gain	Impairment[2]
BAKA Enterprises, LLC[3]	Q1 2023	1	ALF	$7,478	$7,505	$—	$(27)
Bickford Senior Living	Q1 2023	1	ALF	2,553	1,421	1,132	—
				$10,031	$8,926	$1,132	$(27)

1 Assets were previously classified as “Assets held for sale” in the Consolidated Balance Sheet at December 31, 2022.
2 Impairments are included in “Loan and realty (gains) losses” in the Condensed Consolidated Statement of Income for the three months ended March 31, 2023.
3 Total impairment charges previously recognized on this property were $7.8 million.

Assets Held for Sale and Long-Lived Assets

The following is a summary of our assets held for sale ($ in thousands):

	As of	As of
	March 31, 2023	December 31, 2022
Number of properties	10	13
Real estate, net	$26,670	$43,302

Rental income associated with assets held for sale totaled $1.5 million and $1.0 million for the three months ended March 31, 2023 and 2022, respectively. During the first quarter of 2023, one property in our Real Estate Investments portfolio was classified as held for sale with a net real estate balance of $5.0 million and two properties, previously classified as held for sale with an aggregate net real estate balance of $12.3 million, were reclassified as held for use.

During the three months ended March 31, 2023, we recorded impairment charges of approximately $0.3 million on three properties which were sold or classified as held for sale related to our Real Estate Investments portfolio. The impairment charges are included in “Loan and realty (gains) losses” in the Condensed Consolidated Statements of Income.

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

Second Quarter 2023 Dispositions

During the second quarter of 2023, we sold three ALFs located in Oregon in two transactions for approximately $5.7 million in cash consideration, net of transaction costs and $0.6 million of seller financing on one of the transactions. The properties were classified in assets held for sale on the Condensed Consolidated Balance Sheet as of March 31, 2023 with an aggregate book value of $5.9 million. Prior impairment charges recognized on the properties totaled $3.7 million.

Tenant Concentration

The following table contains information regarding concentration in our Real Estate Investments portfolio for tenants or affiliates of tenants, that exceed 10% of total revenues for the three months ended March 31, 2023 and 2022, excluding $2.6 million for our corporate office, a credit loss reserve of $15.0 million and $339.1 million in assets for the SHOP segment ($ in thousands):

	as of March 31, 2023			Revenues[1]
	Asset	Gross Real	Notes	Three Months Ended March 31,
	Class	Estate[2]	Receivable	2023		2022

Senior Living Communities, LLC (“Senior Living”)	EFC	$573,631	$50,200	$12,833	16%	$12,751	18%
National HealthCare Corporation (“NHC”)	SNF	133,770	—	9,807	12%	9,189	13%
Bickford	ALF	430,217	16,921	11,162	14%	7,038	10%
Holiday Retirement[3]	ILF	—	—	N/A	N/A	9,797	14%
All others, net	Various	1,311,316	167,785	34,267	41%	29,514	41%
Escrow funds received from tenants
for property operating expenses	Various	—	—	2,619	3%	3,038	4%
		$2,448,934	$234,906	70,688		71,327
Resident fees and services[4]				11,700	14%	N/A	—%
				$82,388		$71,327

1 Includes interest income on notes receivable and rental income from properties classified as held for sale.
2 Amounts include any properties classified as held for sale.
3 Revenues include a lease deposit recognized as rental income in the three months ended March 31, 2022.
4 There is no tenant concentration in resident fees and services because these agreements are with individual residents.

At March 31, 2023, the two states in which we had an investment concentration of 10% or more were South Carolina (11.8%) and Texas (10.5%).

Senior Living

As of March 31, 2023, we leased ten retirement communities to Senior Living. We recognized straight-line rent revenue of $(0.3) million and $0.1 million from Senior Living for the three months ended March 31, 2023 and 2022, respectively.

NHC Percentage Rent

Under the terms of our lease with NHC, rent escalates by 4% of the increase, if any, in each of the facility’s revenue over a base year and is referred to as percentage rent. The following table summarizes the percentage rent income from NHC ($ in thousands):

	Three Months Ended March 31,
	2023	2022
Current year	$965	$843
Prior year final certification[1]	630	(206)
Total percentage rent income	$1,595	$637

1 For purposes of the percentage rent calculation described in the master lease agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

Two of our board members, including our chairman, are also members of NHC’s board of directors.

Bickford Senior Living

As of March 31, 2023, we leased 39 facilities under four leases to Bickford. During the three months ended March 31, 2023, we did not provide any lease concessions to Bickford. Revenues from Bickford for the three months ended March 31, 2022, reflect the impact of pandemic-related rent concessions of approximately $5.5 million.

During the first quarter of 2023, Bickford repaid $0.2 million of its outstanding pandemic-related deferrals in addition to the reduction in deferrals of $2.5 million in connection with the acquisition of the ALF located in Chesapeake, Virginia. As of March 31, 2023, Bickford’s outstanding pandemic-related deferrals were $20.1 million.

Cash Basis Operators

We placed Bickford on cash basis of revenue recognition during the second quarter of 2022, based upon information we obtained from Bickford regarding its financial condition that raised substantial doubt as to its ability to continue as a going concern. Cash rent received from Bickford for the three months ended March 31, 2023 was $7.8 million, which excludes $2.5 million of rental income related to the reduction of pandemic-related rent deferrals in connection with the acquisition of the ALF located in Chesapeake, Virginia discussed above.

We placed two additional operators on the cash basis of accounting for their leases during 2022. Rental income associated with these tenants totaled $4.0 million for the three months ended March 31, 2023.

Tenant Purchase Options

Certain of our leases contain purchase options allowing tenants to acquire the leased properties. At March 31, 2023, we had tenant purchase options on three properties with an aggregate net investment of $59.7 million that will become exercisable between 2027 and 2028. Rental income from these properties with tenant purchase options was $1.8 million and $1.7 million for the three months ended March 31, 2023 and 2022, respectively.

We cannot reasonably estimate at this time the probability that any purchase options will be exercised in the future. Consideration to be received from the exercise of any tenant purchase option is expected to exceed our net investment in the leased property or properties.

Future Minimum Base Rent

Future minimum lease payments to be received by us under our operating leases at March 31, 2023, are as follows ($ in thousands):

Remainder of 2023	$171,434
2024	239,886
2025	243,414
2026	250,071
2027	208,445
2028	202,028
Thereafter	663,295
$1,978,573

Variable Lease Payments

Most of our existing leases contain annual escalators in rent payments. Some of our leases contain escalators that are determined annually based on a variable index or other factors that are indeterminable at the inception of the lease. The table below indicates the revenue recognized as a result of fixed and variable lease escalators ($ in thousands):

	Three Months Ended
	March 31,
	2023	2022
Lease payments based on fixed escalators, net of deferrals	$58,937	$59,508
Lease payments based on variable escalators	1,945	1,186
Straight-line rent income, net of write-offs	2,097	1,079
Escrow funds received from tenants for property operating expenses	2,619	3,038
Amortization of lease incentives	(299)	(252)
Rental income	$65,299	$64,559

Note 4. Mortgage and Other Notes Receivable

At March 31, 2023, our investments in mortgage notes receivable totaled $150.8 million secured by real estate and other assets of the borrowers (e.g., Uniform Commercial Code liens on personal property) related to 14 facilities and in other notes receivable totaled $84.1 million, substantially all of which are guaranteed by significant parties to the notes or by cross-collateralization of properties with the same owner. These balances exclude a credit loss reserve of $15.0 million at March 31, 2023. We have a mortgage note receivable of $10.0 million and a mezzanine loan of $14.5 million with affiliates of one operator/borrower designated as non-performing at March 31, 2023 and December 31, 2022. This operator/borrower is also one of the tenants converted to cash basis of accounting. Interest income recognized, representing cash received, from these non-performing loans was $0.4 million for both the three months ended March 31, 2023 and 2022. All other loans were on full accrual basis at March 31, 2023 and December 31, 2022.

Montecito Medical Real Estate

We have a $50.0 million mezzanine loan and security agreement with Montecito Medical Real Estate for a fund that invests in medical real estate, including medical office buildings, throughout the United States. As of March 31, 2023, we have funded $20.3 million of our commitment that was used to acquire nine medical office buildings for a combined purchase price of approximately $86.7 million. For each of the three months ended March 31, 2023 and 2022, we received interest of $0.4 million.

The mezzanine loan and security agreement was modified in April 2022, so that the two real estate investments funded in the second quarter of 2022 accrue interest at an annual rate of 7.5% that is paid monthly in arrears and 4.5% per year in interest to be paid upon certain future events including repayments, sales of fund investments, and refinancings (the “Deferred Interest”). Prior borrowings under the mezzanine loan and security agreement bear interest at an annual rate of 9.5% and accrue an additional 2.5% in Deferred Interest. The Deferred Interest will be recognized as interest income upon receipt. Funds drawn in accordance with this agreement are required to be repaid on a per-investment basis five years from deployment of the funds for the applicable investment and includes two one-year extensions.
Bickford Construction and Mortgage Loans

As of March 31, 2023, we had one fully funded construction loan of $14.7 million. The construction loan is secured by a first mortgage lien on substantially all of the related real and personal property as well as a pledge of any and all leases or agreements which may grant a right of use to the property. Usual and customary covenants extend to the agreement, including the borrower’s obligation for payment of insurance and taxes. NHI has a fair market value purchase option on the property upon stabilization of the underlying operations. On certain development projects, Bickford, as borrower, is entitled to up to $2.0 million per project in incentives based on the achievement of predetermined operational milestones and, if funded, will increase NHI's future purchase price and eventual NHI lease payment.

As part of the June 2021 sale of six properties to Bickford, we executed a $13.0 million second mortgage as a component of the purchase price consideration. This second mortgage note receivable bears interest at a 10% annual rate and matures in April 2026. Interest income was $0.3 million for both the three months ended March 31, 2023 and 2022. We did not include this note receivable in the determination of the gain recognized upon sale of the portfolio. Therefore, this note receivable is not reflected in “Mortgage and other notes receivable, net” in the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022. During the three months ended March 31, 2023, Bickford repaid $0.1 million of principal on this note receivable which is reflected in “Gains on sale of real estate, net” in the Condensed Consolidated Statement of Income.

Senior Living

We have provided a $20.0 million revolving line of credit to Senior Living whose borrowings under the revolver are to be used for working capital needs and to finance construction projects within its portfolio, including building additional units. Beginning January 1, 2025, availability under the revolver will reduce to $15.0 million. The revolver matures in December 2029 at the time of lease maturity. At March 31, 2023, the $17.5 million outstanding under the facility bears interest at 8.0% per annum.

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

Credit Loss Reserve

Our principal measures of credit quality, except for construction mortgages, are debt service coverage for amortizing loans and interest or fixed charge coverage for non-amortizing loans, collectively referred to as “Coverage.” A Coverage ratio provides a measure of the borrower’s ability to make scheduled principal and interest payments. The Coverage ratios presented in the table below have been calculated utilizing the most recent date for which data is available, December 31, 2022, using EBITDARM (earnings before interest, taxes, depreciation, amortization, rent and management fees) and the requisite debt service, interest service or fixed charges, as defined in the applicable loan agreement. We categorize Coverage into three levels: (i) more than 1.5x, (ii) between 1.0x and 1.5x, and (iii) less than 1.0x. We update the calculation of Coverage on a quarterly basis. Coverage is not a meaningful credit quality indicator for construction mortgages as either these developments are not generating any operating income, or they have insufficient operating income as occupancy levels necessary to stabilize the properties have not yet been achieved. We measure credit quality for these mortgages by considering the construction and stabilization timeline and the financial condition of the borrower as well as economic and market conditions.

We consider the guidance in ASC 310-20 when determining whether a modification, extension or renewal constitutes a current period origination. The credit quality indicator as of March 31, 2023, is presented below for the amortized cost, net by year of origination ($ in thousands):

	2023	2022	2021	2020	2019	Prior	Total
Mortgages
more than 1.5x	$—	$59,779	$—	$22,249	$32,700	$2,746	$117,474
between 1.0x and 1.5x	—	—	—	—	—	14,700	14,700
less than 1.0x	—	—	—	2,221	6,423	—	8,644
	—	59,779	—	24,470	39,123	17,446	140,818
Mezzanine
more than 1.5x	—	—	18,170	—	—	—	18,170
between 1.0x and 1.5x	—	—	23,960	—	—	—	23,960
less than 1.0x	—	—	—	—	—	8,482	8,482
	—	—	42,130	—	—	8,482	50,612
Non-performing
less than 1.0x	—	—	—	—	—	24,500	24,500
	—	—	—	—	—	24,500	24,500
Revolver
more than 1.5x							1,476
between 1.0x and 1.5x							17,500
							18,976
					Credit loss reserve		(14,964)
							$219,942

Due to the continuing challenges in financial markets and the potential impact on the collectability of our mortgages and other notes receivable, we forecasted a 20% increase in the probability of a default and a 20% increase in the amount of loss from a default on all loans, other than those designated as non-performing, resulting in an effective adjustment of 44%. The methodology for estimating the reserves for non-performing loans incorporates current conditions and forecasts of future economic conditions of these loans, including qualitative factors, which may differ from conditions existing in the historical period.

The allowance for expected credit losses is presented in the following table for the three months ended March 31, 2023 ($ in thousands):

Beginning balance at January 1, 2023	$15,338
Provision for expected credit losses	(374)
Balance at March 31, 2023	$14,964

Note 5. Senior Housing Operating Portfolio Formation Activities

Effective April 1, 2022 we transitioned the operations of 15 ILFs previously leased pursuant to a triple-net lease into two new ventures comprising our SHOP activities. These new ventures, consolidated by the Company, are structured to comply with REIT requirements and utilize the TRS for activities that would otherwise be non-qualifying for REIT purposes. The properties in each venture are operated by a property manager in exchange for a management fee. The equity structure of these ventures is comprised of 65% and 35% preferred and common equity interests, respectively. The Company owns 100% of the preferred equity interests in these ventures and an aggregate blended common equity interest of 89%. As of March 31, 2023, the annual fixed preferred return was approximately $10.2 million. Additionally, the managers, or related parties of the managers, own common equity interests in their respective ventures. Each venture is discussed in more detail below.

Merrill Managed Portfolio

We transferred six ILFs located in California and Washington into a consolidated venture with Merrill. Merrill contributed $10.6 million in cash for its common equity interest in the venture. The operating agreement includes contingent distributions to the members based on the attainment of certain yields on investment calculated on an annual basis.

The properties are managed by Merrill pursuant to a management agreement with an initial term through March 2032 that automatically renews on a year-to-year basis thereafter unless terminated by either party with notice. The management agreement entitles Merrill to a base management fee of 5% of net revenue and a real estate services fee of 5% of real estate costs incurred during any calendar year that exceed $1,000 times the number of units at each facility. Given certain provisions of the operating agreement, including provisions related to a Company change in control, the noncontrolling interest associated with the venture was determined to be contingently redeemable, as discussed further in Note 10. At March 31, 2023, the Merrill SHOP venture noncontrolling interest was classified in mezzanine equity, as discussed further in Note 10.

Discovery Managed Portfolio

We transferred nine ILFs located in Arkansas, Georgia, Ohio, Oklahoma, New Jersey, and South Carolina into a consolidated venture with the Discovery member, a related party of Discovery. The Discovery member contributed $1.1 million in cash for its common equity interest in the venture. The operating agreement includes contingent distributions to the members based on the attainment of certain yields on investment calculated on an annual basis. The noncontrolling interest is included in “Equity” on the Condensed Consolidated Balance Sheet as of March 31, 2023 and December 31, 2022.

The properties are managed by separate related parties of Discovery pursuant to management agreements with an initial term through March 2032 that automatically renews on a year-to-year basis thereafter unless terminated by either party with notice. The management agreements entitle the managers to a base management fee of 5% of net revenue.

Note 6. Equity Method Investment

Concurrently with the acquisition of a CCRC from LCS-Westminster Partnership III, LLP in January 2020, we invested $0.9 million in the operating company, Timber Ridge OpCo, representing a 25% equity interest. This investment is held by our TRS to be compliant with the provisions of the REIT Investment Diversification and Empowerment Act of 2007. As part of our investment, we provided Timber Ridge OpCo a revolving credit facility of up to $5.0 million of which no funds have been drawn.

We account for our investment in Timber Ridge OpCo under the equity method and decrease the carrying value of our investment for losses in the entity and distributions to NHI for cumulative amounts up to and including our basis plus any guaranteed or implied commitments to fund operations. In February 2023, we received $2.5 million from Timber Ridge Opco representing the Company’s proportionate share of the lease incentive earned, as discussed in Note 7, based on its equity interest in the entity. Our guaranteed and implied commitments are currently limited to the additional $5.0 million under the revolving credit facility and the $2.5 million lease incentive distribution received. As of March 31, 2023, we have recognized our share of Timber Ridge OpCo’s operating losses in excess of our initial investment. These cumulative losses of $5.0 million in excess of our original basis and the $2.5 million lease incentive distribution received are included in “Accounts payable and accrued expenses” in our Condensed Consolidated Balance Sheet as of March 31, 2023. Excess unrecognized equity method losses for both the three months ended March 31, 2023 and 2022 were $0.6 million. Cumulative unrecognized losses were $6.5 million through March 31, 2023. We recognized gains of approximately $0.3 million related to our investment in Timber Ridge OpCo for the three months ended March 31, 2022.

The Timber Ridge property is subject to early resident mortgages secured by a Deed of Trust and Indenture of Trust (the “Deed and Indenture”). As part of our acquisition, NHI-LCS JV I, LLC (“Timber Ridge PropCo”) acquired the Timber Ridge CCRC property and a subordination agreement was entered into pursuant to which the trustee acknowledged and confirmed that the security interests created under the Deed and Indenture were subordinate to any security interests granted in connection with the loan made by NHI to Timber Ridge PropCo. In addition, by terms of the resident loan assumption agreement, during the term of the lease (seven years with two renewal options), Timber Ridge OpCo is to indemnify Timber Ridge PropCo for any repayment by Timber Ridge PropCo of these liabilities under the guarantee. As a result of the subordination and resident loan assumption agreements, no liability has been recorded as of March 31, 2023. The balance secured by the Deed and Indenture was $13.2 million at March 31, 2023.

Note 7. Other Assets

Other assets, net consist of the following ($ in thousands):

	March 31, 2023	December 31, 2022
SHOP accounts receivable, net of allowance of $566 and $375, and other	$1,212	$1,341
Real estate investments accounts receivable and prepaid expenses	6,805	3,621
Lease incentive payments, net	12,891	3,190
Regulatory escrows	6,208	6,208
Restricted cash	1,652	2,225
	$28,768	$16,585

In February 2023, Timber Ridge PropCo, the consolidated senior housing partnership with LCS that owns the Timber Ridge CCRC, paid a $10.0 million lease incentive earned by Timber Ridge OpCo. The lease incentive is being amortized on a straight-line basis through the remaining initial lease term ending January 2027.

Note 8. Debt

Debt consists of the following ($ in thousands):

	March 31, 2023	December 31, 2022
Revolving credit facility - unsecured	$215,000	$42,000
Bank term loan - unsecured	220,000	240,000
2031 Senior notes - unsecured, net of discount of $2,519 and $2,600	397,481	397,400
Private placement notes - unsecured	275,000	400,000
Fannie Mae term loans - secured, non-recourse	76,546	76,649
Unamortized loan costs	(8,013)	(8,538)
	$1,176,014	$1,147,511

Aggregate principal maturities of debt as of March 31, 2023 are as follows ($ in thousands):

Remainder of 2023	$270,305
2024	75,425
2025	125,816
2026	215,000
2027	100,000
2028	—
Thereafter	400,000
1,186,546
Less: discount	(2,519)
Less: unamortized loan costs	(8,013)
$1,176,014

Unsecured revolving credit facility and bank term loan

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

We have a $220.0 million term loan, maturing in September 2023 (“2023 Term Loan”) whose covenants align with provisions in the 2022 Credit Agreement and to accrue interest on borrowings based on SOFR (plus a credit spread adjustment). We may also elect for the 2023 Term Loan to accrue interest at a base rate plus the applicable margin. During the three months ended March 31, 2023, we repaid $20.0 million of the 2023 Term Loan.

The revolving facility fee was 25 bps per annum and based on our current credit ratings, the facility presently provides for floating interest on the revolving credit facility and the 2023 Term Loan at SOFR CME Term Option one-month loan (plus a 10 bps spread adjustment) plus 105 bps and a blended 125 bps, respectively. At March 31, 2023, the SOFR CME Term Option one-month was 480 bps.

At March 31, 2023, we had $485.0 million available to draw on the revolving portion of our credit facility, subject to usual and customary covenants. Among other stipulations, the unsecured credit facility agreement requires that we maintain certain financial ratios within limits set by our creditors. At March 31, 2023, we were in compliance with these ratios.

Pinnacle Bank is a participating member of our banking group. A member of NHI’s Board of Directors and chairperson of the Audit Committee of the Board of Directors is also the chairman of Pinnacle Financial Partners, Inc., the holding company for Pinnacle Bank. NHI’s local banking transactions are conducted primarily through Pinnacle Bank.

2031 Senior Notes

In January 2021, we issued $400.0 million aggregate principal amount of 3.00% senior notes that mature on February 1, 2031 and pay interest semi-annually (the “2031 Senior Notes”). The 2031 Senior Notes were sold at an issue price of 99.196% of face value before the underwriters’ discount. Our net proceeds from the 2031 Senior Notes offering, after deducting underwriting discounts and expenses, were approximately $392.3 million. The 2031 Senior Notes are subject to affirmative and negative covenants, including financial covenants. As of March 31, 2023, we were in compliance with all affirmative and negative covenants, including financial covenants for our 2031 Senior Notes borrowings.

Private Placement Notes

In January 2023, we repaid the $125.0 million of the private placement notes due January 2023 primarily with proceeds from the revolving credit facility.

Our remaining unsecured private placement notes as of March 31, 2023, payable interest-only, are summarized below ($ in thousands):

Amount	Inception	Maturity	Fixed Rate
$50,000	November 2015	November 2023	3.99%
75,000	September 2016	September 2024	3.93%
50,000	November 2015	November 2025	4.33%
100,000	January 2015	January 2027	4.51%
$275,000

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

Fannie Mae Term Loans

As of March 31, 2023, we had $60.1 million in Fannie Mae term-debt financing, that originated in March 2015, requiring interest-only payments at an annual rate of 3.79% with a 10-year maturity. The mortgages are non-recourse and secured by eleven properties leased to Bickford. In a December 2017 acquisition, we assumed additional Fannie Mae debt that amortizes through 2025 when a balloon payment will be due, is subject to prepayment penalties until 2024, bears interest at a nominal rate of 4.6%, and has a remaining balance of $16.4 million at March 31, 2023. Collectively, these notes are secured by facilities having a net book value of $103.5 million at March 31, 2023.

Interest Expense

The following table summarizes interest expense ($ in thousands):

	Three Months Ended
	March 31,
	2023	2022
Interest expense on debt at contractual rates	$13,440	$9,558
Capitalized interest	(19)	(2)
Amortization of debt issuance costs, debt discount and other	606	642
Total interest expense	$14,027	$10,198

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

As of March 31, 2023, we had working capital, construction and mezzanine loan commitments to six operators or borrowers for an aggregate of $145.4 million, of which we had funded $93.7 million toward these commitments. As provided above, loans funded do not include the effects of discounts or commitment fees.

As of March 31, 2023, we had $23.2 million of development commitments for construction and renovation for seven properties of which we had funded $17.1 million toward these commitments. In addition to these commitments, we have agreed to pay up to $0.8 million in additional cash consideration pending the results of an ongoing property tax appeal related to a property acquired in the second quarter of 2022. As of March 31, 2023, no amount of this consideration is expected to be paid. One of our consolidated real estate partnerships, NHI REIT of DSL PropCo, LLC, has committed to fund up to $2.0 million toward the purchase of condominium units located at one of the facilities of which $1.0 million had been funded as of March 31, 2023.

As of March 31, 2023, we had an aggregate of $15.9 million remaining contingent lease inducement commitments in six lease agreements which are generally based on the performance of facility operations and may or may not be met by the tenant. In the three months ended March 31, 2023, we funded $10.0 million to Timber Ridge OpCo based upon the achievement of all performance conditions as discussed in Note 7.

The credit loss liability for unfunded loan commitments is estimated using the same methodology as for our funded mortgage and other notes receivable based on the estimated amount that we expect to fund. We applied the same market adjustments as discussed in Note 4.

The liability for expected credit losses on our unfunded loans is reflected in “Accounts payable and accrued expenses” on the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 is presented in the following table for the three months ended March 31, 2023 ($ in thousands):

Beginning balance January 1, 2023	$683
Provision for expected credit losses	(382)
Balance at March 31, 2023	$301

The disposal transactions for three Bickford properties in the second quarter of 2022 included $2.4 million in contingent consideration representing cash placed in escrow be returned to the buyers to the extent the sold properties generate negative monthly cash flows over the twelve months following from the dates of sale. As of March 31, 2023, all the escrowed funds were used to fund negative cash flows for the properties.

COVID-19 Pandemic Contingencies

Repayments and other reductions of rent deferrals recognized in “Rental income” during the three months ended March 31, 2023 were $2.8 million, including the $2.5 million reduction in pandemic-related rent deferrals in connection with the acquisition of the ALF located in Chesapeake, Virginia discussed in Note 3. As of March 31, 2023, aggregate pandemic-related rent concessions granted to tenants that have been accounted for as variable lease payments totaled approximately $30.1 million, net of cumulative repayments and other reductions of $6.5 million and excluding any interest accrued.

Rent concessions granted for the three months ended March 31, 2022 totaled approximately $7.8 million, of which Bickford accounted for approximately $5.5 million.

Note 10. Redeemable Noncontrolling Interest

The interest held by Merrill in its SHOP venture was classified as a “Redeemable noncontrolling interest” in the mezzanine section between “Total liabilities” and “Stockholders’ equity” on our Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022. Certain provisions within the operating agreement of the Merrill venture provide Merrill with put rights upon certain contingent events that are not solely within the control of the Company. Therefore, Merrill’s noncontrolling interest was determined to be contingently redeemable. The redeemable noncontrolling interest is not currently redeemable and we concluded a contingent redemption event is not probable to occur as of March 31, 2023. Consequently, the noncontrolling interest will not be subsequently remeasured to its redemption amount until such contingent event and the related redemption are probable to occur. We will continue to reflect the attribution of gains or losses to the redeemable noncontrolling interest each period.

The following table presents the change in “Redeemable noncontrolling interest” for the three months ended March 31, 2023 ($ in thousands):

Three Months Ended
March 31, 2023
Balance at January 1,	$9,825
Net loss	(305)
Balance at March 31,	$9,520

Note 11. Equity and Dividends

Share Repurchase Plan

On February 17, 2023, our Board of Directors authorized a revised stock repurchase program (the “Revised Repurchase Plan”) pursuant to which we may purchase up to $160.0 million in shares of our issued and outstanding common stock, par value $0.01 per share. The Revised Repurchase Plan is effective for a period of one year and does not require us to repurchase any specific number of shares. The Revised Repurchase Plan may be suspended or discontinued at any time. Shares may be repurchased from time-to-time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with the terms of Rule 10b-18 of the Securities Exchange Act of 1934 as amended (the “Exchange Act”) and shall be made in accordance with all applicable laws and regulations in effect. The timing and number of shares repurchased, if any, will depend on a variety of factors, including price, general market and economic conditions, alternative investment opportunities and other corporate considerations.

During the three months ended March 31, 2023, no common stock was repurchased. During 2022, cumulative repurchases through open market transactions were 2,468,354 shares of common stock for approximately $151.6 million. All shares received were constructively retired upon receipt, and reflected as a reduction to “Retained earnings” in the Condensed Consolidated Balance Sheet as of December 31, 2022.

In March 2023, we renewed our automatic “shelf” registration statement on Form S-3 and concurrently entered into a new equity distribution agreement whereby we can sell up to $500.0 million in common stock under an at-the-market (“ATM”) equity program. We incurred approximately $0.5 million in costs for these programs which was paid during the second quarter of 2023. Upon expiration of the prior registration statement and ATM equity program, approximately $0.3 million in equity issuance costs was reclassified from “Other Assets” into “Capital in Excess of Par Value” on the Condensed Consolidated Balance Sheet.

Dividends

The following table summarizes dividends declared by the Board of Directors or paid during the three months ended March 31, 2023 and 2022:

Three Months Ended March 31, 2023
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
November 6, 2022	December 30, 2022	January 27, 2023	$0.90
February 17, 2023	March 31, 2023	May 5, 2023	$0.90

Three Months Ended March 31, 2022
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
November 5, 2021	December 31, 2021	January 31, 2022	$0.90
February 16, 2022	March 31, 2022	May 6, 2022	$0.90

On May 5, 2023, the Board of Directors declared a $0.90 per share dividend to common stockholders of record on June 30, 2023, payable on August 4, 2023.

Note 12. Share-Based Compensation

The Company’s outstanding stock incentive awards have been granted under two incentive plans – the 2012 Stock Incentive Plan (“2012 Plan”) and the 2019 Stock Incentive Plan (“2019 Plan”). During the three months ended March 31, 2023, we granted options to purchase 385,500 shares of common stock under the 2019 Plan. The following is a summary of share-based compensation expense, net of any forfeitures, included in “General and administrative expenses” in the Condensed Consolidated Statements of Income ($ in thousands):

	Three Months Ended
	March 31,
	2023	2022
Non-cash share-based compensation expense	$2,105	$5,083

The weighted average fair value of options granted during the three months ended March 31, 2023 and 2022 was $10.56 and $11.81 per option, respectively. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2023	2022
Dividend yield	7.0%	7.1%
Expected volatility	39.7%	49.2%
Expected lives	2.9 years	2.9 years
Risk-free interest rate	4.65%	1.72%

The following table summarizes our outstanding stock options:

			Weighted Average
	Number	Weighted Average	Remaining
	of Shares	Exercise Price	Contractual Life (Years)
Options outstanding, January 1, 2022	1,652,505	$78.10
Options granted	693,000	$53.41
Options exercised	(7,500)	$53.41
Options forfeited	(23,000)	$62.33
Options expired	(74,498)	$77.93
Options outstanding, March 31, 2022	2,240,507	$70.71

Exercisable at March 31, 2022	1,719,487	$74.34

Options outstanding, January 1, 2023	2,216,175	$70.97
Options granted	385,500	$54.73
Options forfeited	(25,000)	$74.67
Options expired	(60,002)	$64.33
Options outstanding, March 31, 2023	2,516,673	$68.61	2.97

Exercisable at March 31, 2023	2,132,828	$71.21	2.70

At March 31, 2023, there was no intrinsic value of stock options outstanding and exercisable. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2022 was $4.94 per share or less than $0.1 million.

As of March 31, 2023, unrecognized compensation expense totaling $3.5 million associated with unvested stock options is expected to be recognized over the following periods: remainder of 2023 - $2.3 million, 2024 - $1.1 million and 2025 - $0.1 million.

Amended and Restated 2019 Stock Incentive Plan

On February 17, 2023, the Board of Directors approved an Amended and Restated 2019 Stock Incentive Plan, which was approved by the Company’s stockholders on May 5, 2023. The Amended and Restated 2019 Stock Incentive Plan increases the number of shares of common stock authorized for issuance to 6,000,000 and adds the ability of the Company to award shares of restricted stock or restricted stock units subject to such conditions and restrictions as the Company may determine. In May 2023, 21,000 shares of restricted stock were issued to the named executive officers. The restricted stock will vest over five years, with 20% vesting on each anniversary of the date of grant. Effective with this amendment, shares available for future issuance as of May 5, 2023 totaled 4,035,836.

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

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per common share ($ in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2023	2022
Net income attributable to common stockholders	$34,484	$8,399

BASIC:
Weighted average common shares outstanding	43,388,742	45,850,686

DILUTED:
Weighted average common shares outstanding	43,388,742	45,850,686
Stock options	2,687	375
Weighted average dilutive common shares outstanding	43,391,429	45,851,061

Net income attributable to common stockholders - basic	$0.79	$0.18
Net income attributable to common stockholders - diluted	$0.79	$0.18

Incremental anti-dilutive shares excluded:
Net share effect of stock options with an exercise price in excess of the average market price for our common shares	728,524	481,068

Regular dividends declared per common share	$0.90	$0.90

Note 14. Fair Value of Financial Instruments

Carrying amounts and fair values of financial instruments that are not carried at fair value at March 31, 2023 and December 31, 2022 in the Condensed Consolidated Balance Sheets are as follows ($ in thousands):

	Carrying Amount		Fair Value Measurement
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Level 2
Variable rate debt	$431,044	$277,699	$435,000	$282,000
Fixed rate debt	$744,970	$869,812	$664,993	$773,994

Level 3
Mortgage and other notes receivable, net	$219,942	$233,141	$218,959	$227,611

Fixed rate debt. Fixed rate debt is classified as Level 2 and its fair value is based on quoted prices for similar instruments or calculated utilizing model derived valuations in which significant inputs are observable in active markets.

Variable rate debt. Variable rate debt is classified as Level 2 and the fair values of our borrowings under our revolving credit facility and other variable rate debt are reasonably estimated at their notional amounts due to the predominance of floating interest rates, which generally reflect market conditions.

Mortgage and other notes receivable. The fair value of mortgage and other notes receivable is based on credit risk and discount rates that are not observable in the marketplace and therefore represents a Level 3 measurement.

Carrying amounts of cash and cash equivalents and restricted cash, accounts receivable and accounts payable approximate fair value due to their short-term nature and are classified as Level 1.

Note 15. Segment Reporting

We evaluate our business and make resource allocations on our two operating segments: Real Estate Investments and SHOP. Our Real Estate Investments segment includes leases, mortgages and other note investments in ILFs, ALFs, EFCs, SLCs, SNFs and a HOSP. Under the Real Estate Investments segment, we invest in senior housing and health care real estate through acquisition and financing of primarily single- tenant properties. Properties acquired are primarily leased under triple-net leases, and we are not involved in the management of the properties. The SHOP segment includes multi-tenant ILFs. The SHOP properties and related operations are controlled by the Company and are operated by property managers in exchange for a management fee. See Note 5 for further discussion.

We formed the SHOP segment effective April 1, 2022 upon termination of the triple-net lease for the legacy Holiday Retirement (“Holiday”) portfolio at which time the operations and properties of 15 ILFs were transferred into two separate ventures, as discussed further in Note 5. The results associated with the prior triple-net lease structure for these properties are included in the Real Estate Investments segment and the results from operating these SHOP properties after the transition are included in our SHOP segment. There is no impact to the prior year’s presentation.

Our chief operating decision maker evaluates performance based upon segment net operating income (“NOI”). We define NOI as total revenues, less tenant reimbursements and property operating expenses. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties. There were no intersegment transactions for the three months ended March 31, 2023. Capital expenditures for the three months ended March 31, 2023 were approximately $55.8 million for the Real Estate Investments segment and $1.1 million for the SHOP segment.

Non-segment revenue consists mainly of other income. Non-segment assets consist of corporate assets including cash, deferred loan expenses and corporate offices and equipment among others. Non-property specific revenues and expenses are not allocated to individual segments in determining NOI.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies discussed in Note 2. The results of operations for all acquisitions described in Note 3 are included in our consolidated results of operations from the acquisition dates and are components of the appropriate segments.

Summary information for the reportable segments during the three months ended March 31, 2023 is as follows ($ in thousands):

For the three months ended March 31, 2023:	Real Estate Investment	SHOP	Non-segment/Corporate	Total
Rental income	$65,299	$—	$—	$65,299
Resident fees and services	—	11,700	—	11,700
Interest income and other	5,308	—	81	5,389
Total revenues	70,607	11,700	81	82,388
Senior housing operating expenses	—	9,799	—	9,799
Taxes and insurance on leased properties	2,619	—	—	2,619
NOI	67,988	1,901	81	69,970
Depreciation	15,376	2,227	14	17,617
Interest	759	—	13,268	14,027
Legal	—	—	122	122
Franchise, excise and other taxes	—	—	183	183
General and administrative	—	—	5,653	5,653
Loan and realty gains	(418)	—	—	(418)
Gains on sales of real estate, net	(1,397)	—	—	(1,397)
Net income (loss)	$53,668	$(326)	$(19,159)	$34,183

Total assets	$2,254,939	$270,085	$8,206	$2,533,230

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References throughout this document to “NHI” or the “Company” include National Health Investors, Inc., and its consolidated subsidiaries. In accordance with the Securities and Exchange Commission’s (“SEC”) “Plain English” guidelines, this Quarterly Report on Form 10-Q has been written in the first person. In this document, the words “we”, “our”, “ours” and “us” refer only to National Health Investors, Inc. and its consolidated subsidiaries and not any other person. Unless the context indicates otherwise, references herein to the “Company” include all of our consolidated subsidiaries.

Forward Looking Statements

This Quarterly Report on Form 10-Q and other materials we have filed or may file with the SEC, as well as information included in oral statements made, or to be made, by our senior management contain certain “forward-looking” statements as that term is defined by the Private Securities Litigation Reform Act of 1995. All statements regarding our expected future financial position, results of operations, cash flows, funds from operations, continued performance improvements, ability to service and refinance our debt obligations, ability to finance growth opportunities, and similar statements including, without limitation, those containing words such as “may,” “will,” “should,” “believes,” “anticipates,” “expects,” “intends,” “estimates,” “plans,” “projects,” “likely” and other similar expressions, are forward-looking statements.

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

*Two members of our Board of Directors are also members of the board of directors of National HealthCare Corporation (“NHC”), and their interests may differ from those of our stockholders;

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

*We depend on the success of property development and construction activities, which may fail to achieve the operating results we expect.

*We are exposed to the risk that the illiquidity of real estate investments could impede our ability to respond to adverse changes in the performance of our properties;

*We are exposed to risks associated with our investments in unconsolidated entities, including our lack of sole decision making authority and our reliance on the financial condition of other interests;

*    We are subject to risks associated with our joint venture investment with Life Care Services for Timber Ridge, a continuing care retirement community (“CCRC”), associated with Type A benefits offered to the residents of the joint venture’s entrance fee community and related accounting requirements;

*We are subject to additional risks related to healthcare operations associated with our investments in unconsolidated entities, which could have a material adverse effect on our results of operations;

*Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults, or non-performance by financial institutions, could adversely affect our business, financial condition, results of operations, or our prospects;

*We are exposed to operational risks with respect to our Senior Housing Operating Portfolio (“SHOP”) structured communities;

*Breaches of, disruptions to, or other unauthorized interference with the privacy and security of Company information could cause us to incur substantial costs and reputational damage, and could become subject to litigation and enforcement actions;

*We are exposed to risks related to environmental laws and the costs associated with liabilities related to hazardous substances.

*We are subject to risks of damage from catastrophic weather and other natural or man-made disasters and the physical effects of climate change;

*    We depend on the success of our future acquisitions and investments;

*    We depend on our ability to reinvest cash in real estate investments in a timely manner and on acceptable terms;

*    Competition for acquisitions may result in increased prices for properties;

*We depend on our ability to retain our management team and other personnel and attract suitable replacements should any such personnel leave;

*We are exposed to risk that our assets may be subject to impairment charges;

*Our ability to raise capital through equity sales is dependent, in part, on the market price of our common stock, and our failure to meet market expectations with respect to our business, or other factors we do not control, could negatively impact such market price and availability of equity capital.

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

*We rely on external sources of capital to fund future capital needs, and if we encounter difficulty in obtaining such capital, we may not be able to make future investments necessary to grow our business or meet maturing commitments;

*Inflation and increased interest rates may adversely affect our financial condition and results of operations;

*    We depend on the ability to continue to qualify for taxation as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;

*There are no assurances of our ability to pay dividends in the future;

*    Complying with REIT requirements may cause us to forego otherwise attractive acquisition opportunities or liquidate otherwise attractive investments, which could materially hinder our performance;

*Our ownership of and relationship with any taxable REIT subsidiary (“TRSs”) that we have formed or will form will be limited and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax;

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

See the notes to the annual audited consolidated financial statements in our most recent Annual Report on Form 10-K for the year ended December 31, 2022, “Business” and “Risk Factors” under Part I, Item 1 and Item 1A, respectively, therein and “Risk Factors” under Part II, Item 1A of this Quarterly Report on Form 10-Q for a further discussion of these and of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. You should carefully consider these risks before making any investment decisions in the Company. These risks and uncertainties are not the only ones facing the Company. There may be additional risks that we do not presently know of and or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition, results of operations, or cash flows could be materially and adversely affected. In that case, the trading price of our shares of stock could decline and you may lose part or all of your investment. Given these risks and uncertainties, we can give no assurance that these forward-looking statements will, in fact, occur. We caution readers not to place undue reliance on such forward-looking statements, which speak only as of their dates. We undertake no obligation to revise or update any of the forward-looking statements to reflect subsequent events or circumstances except to the extent required by applicable law.

Executive Overview

National Health Investors, Inc., established in 1991 as a Maryland corporation, is a self-managed REIT specializing in sale leaseback, joint-venture, mortgage and mezzanine financing of need-driven and discretionary senior housing and medical facility investments. We operate through two reportable business segments: Real Estate Investments and SHOP. Our Real Estate Investments segment consists of real estate investments and leases, mortgages and other notes receivable in independent living facilities, assisted living facilities, entrance-fee communities, senior living campuses, skilled nursing facilities and a hospital. We fund our real estate investments primarily through: (1) operating cash flow, (2) debt offerings, including bank lines of credit and term debt, both unsecured and secured, and (3) the sale of equity securities. Our SHOP segment is comprised of the operations of 15 independent living facilities (“ILFs”) that provide residential living and other services for residents located throughout the United States that are operated on behalf of the Company by independent managers pursuant to the terms of separate management agreements. The third-party managers, or related parties of the managers, own equity interests in the respective ventures.

Real Estate Investment Portfolio

As of March 31, 2023, we had investments in real estate and mortgage and other notes receivable involving 178 facilities located in 31 states. These investments involve 105 senior housing properties, 72 skilled nursing facilities and one hospital, excluding ten properties classified as assets held for sale. These investments consisted of properties with an original cost of approximately $2.4 billion, rented under primarily triple-net leases to 25 tenants, and $234.9 million aggregate carrying value of mortgages and other notes receivable, excluding an allowance for expected credit losses of $15.0 million, due from 13 borrowers.

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

Senior Housing – Need-Driven includes assisted living facilities (“ALF”) and senior living campuses (“SLC”) which primarily attract private payment for services from residents who require assistance with activities of daily living. Need-driven properties are subject to regulatory oversight.

Senior Housing – Discretionary includes ILFs and entrance-fee communities (“EFC”) which primarily attract private payment for services from residents who are making the lifestyle choice of living in an age-restricted multi-family community that offers social programs, meals, housekeeping and in some cases access to healthcare services. Discretionary properties are subject to limited regulatory oversight. There is a correlation between demand for this type of community and the strength of the housing market.

Medical Facilities within our portfolio receive payment primarily from Medicare, Medicaid and health insurance. These properties include skilled nursing facilities (“SNF”) and a hospital (“HOSP”) that attract patients who have a need for acute or complex medical attention, preventative medicine, or rehabilitation services. Medical properties are subject to state and federal regulatory oversight and, in the case of hospitals, Joint Commission accreditation.

Senior Housing Operating Portfolio Structure

Effective April 1, 2022, 15 senior housing ILFs previously part of the legacy Holiday properties were transferred from a triple-net lease to two separate ventures comprising our SHOP segment. These ventures, in which NHI owns a majority interest, own the underlying independent living operations and are structured to comply with REIT requirements that utilize the TRS for activities that would otherwise be non-qualifying for REIT purposes. These properties are operated by third-party property managers that manage our communities in exchange for the receipt of a management fee, and as such, we are not directly exposed to the credit risk of the property managers in the same manner or to the same extent as we are to our triple-net tenants. However, we rely on the property managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our communities efficiently and effectively. We also rely on the property managers to set appropriate resident fees and otherwise operate our communities in compliance with the terms of our management agreements and all applicable laws and regulations. As of March 31, 2023, our SHOP segment consisted of 15 ILFs with a combined 1,734 units located in eight states.

The following tables summarize our portfolio, excluding $2.6 million for our corporate office, $26.7 million in assets held for sale and a credit loss reserve of $15.0 million, as of and for the three months ended March 31, 2023 ($ in thousands):

Real Estate Investments and SHOP
	Properties	Beds/Units	NOI[1]	% Total	Investment
Real Estate Properties
Senior Housing - Need-Driven
Assisted Living	71	3,882	$15,585	22.3%	$762,406
Senior Living Campus	9	1,229	4,797	6.9%	234,019
Total Senior Housing - Need-Driven	80	5,111	20,382	29.2%	996,425
Senior Housing - Discretionary
Independent Living	7	903	2,085	3.0%	107,778
Entrance-Fee Communities	11	2,912	15,356	21.9%	746,485
Total Senior Housing - Discretionary	18	3,815	17,441	24.9%	854,263
Total Senior Housing	98	8,926	37,823	54.1%	1,850,688
Medical Facilities
Skilled Nursing Facilities	65	8,584	21,247	30.4%	557,996
Hospitals	1	64	1,022	1.5%	40,250
Total Medical Facilities	66	8,648	22,269	31.9%	598,246
Current Year Disposals and Held for Sale			2,587	3.7%
Total Real Estate Properties	164	17,574	62,679	89.7%	2,448,934

Mortgage and Other Notes Receivable
Senior Housing - Need-Driven	6	472	1,544	2.2%	73,055
Senior Housing - Discretionary	1	247	593	0.8%	32,700
Skilled Nursing Facilities	7	731	854	1.3%	45,062
Other Notes Receivable	—	—	2,093	3.0%	84,089
Current Year Note Payoffs	—	—	225	0.3%	—
Total Mortgage and Other Notes Receivable	14	1,450	5,309	7.6%	234,906

SHOP
Independent Living	15	1,734	1,901	2.7%	339,131

Total	193	20,758	$69,889	100%	$3,022,971

[1]Excludes Non-segment/Corporate NOI

Portfolio Summary	Properties	NOI	% Portfolio	Investment
Real Estate Properties	164	$62,679	89.7%	$2,448,934
Mortgage and Other Notes Receivable	14	5,309	7.6%	234,906
SHOP	15	1,901	2.7%	339,131
Total Portfolio	193	$69,889	100.0%	$3,022,971

Portfolio by Operator Type
Public	55	$16,438	23.5%	$411,740
National Chain (Privately Owned)	3	2,701	3.9%	172,385
Regional	117	45,567	65.2%	2,068,352
Small	3	470	0.7%	31,363
Current Year Disposals and Held for Sale		2,587	3.7%	—
Current Year Note Payoffs		225	0.3%	—
Total Real Estate Investments Portfolio	178	67,988	97.3%	2,683,840
SHOP	15	1,901	2.7%	339,131
Total Portfolio	193	$69,889	100.0%	$3,022,971

The following table summarizes the geographic concentration of NOI of our portfolio, excluding Non-segment/Corporate NOI, for the three months ended March 31, 2023 and 2022, respectively ($ in thousands).

	Three Months Ended March 31,
Location	2023	2022
South Carolina	$8,336	$8,836
Texas	7,902	6,963
Florida	7,068	5,944
Washington	3,524	3,904
Tennessee	4,655	4,018
All others	38,404	38,571
NOI	$69,889	$68,236

For the three months ended March 31, 2023, operators of facilities in our Real Estate Investments portfolio who provided 3% or more individually, and collectively 61% of our total revenues were (parent company, in alphabetical order): Bickford Senior Living (“Bickford”); Discovery Senior Living; Encore Senior Living; Health Services Management; Life Care Services; NHC; Senior Living Communities (“Senior Living”); and The Ensign Group.

As of March 31, 2023, our average effective annualized NOI for the Real Estate Investments reportable segment was $9,901 per bed for SNFs, $15,613 per unit for SLCs, $16,608 per unit for ALFs, $9,235 per unit for ILFs, $21,020 per unit for EFCs and $63,899 per bed for the HOSP. As of March 31, 2023, our average effective annualized NOI per unit for the SHOP reportable segment was $4,387.

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

COVID-19 Pandemic Update

Repayments and other reductions of rent deferrals recognized in “Rental income” during the three months ended March 31, 2023 were $2.8 million, including the $2.5 million reduction in pandemic-related rent deferrals in connection with the acquisition of the ALF located in Chesapeake, Virginia discussed in Note 3 to the condensed consolidated financial statements. As of March 31, 2023, aggregate pandemic-related rent concessions granted to tenants that have been accounted for as variable lease payments totaled approximately $30.1 million, net of cumulative repayments and other reductions of $6.5 million and excluding any interest accrued.

Rent concessions granted for the three months ended March 31, 2022 totaled approximately $7.8 million, of which Bickford accounted for approximately $5.5 million.

See Part I. Item 1A “Risk Factors” in our most recent Annual Report on Form 10-K for the year ended December 31, 2022 for further information regarding the risks presented by the COVID-19 pandemic.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Investment Highlights

Since January 1, 2023, we have completed the following real estate investments ($ in thousands):

Operator	Date	Properties	Asset Class	Land	Building and Improvements	Total
Silverado Senior Living	Q1 2023	2	ALF	$3,894	$33,599	$37,493
Bickford	Q1 2023	1	ALF	1,746	15,542	17,288
				$5,640	$49,141	$54,781

Reference Note 3 to the condensed consolidated financial statements for more detail on first quarter 2023 acquisitions.

Asset Dispositions

During the three months ended March 31, 2023, we completed the following dispositions of real estate property classified in assets held for sale within our Real Estate Investments portfolio as described below ($ in thousands):

Operator	Date	Properties[1]	Asset Class	Net Proceeds	Net Real Estate Investment	Gain	Impairment[2]
BAKA Enterprises, LLC[3]	Q1 2023	1	ALF	$7,478	$7,505	$—	$(27)
Bickford	Q1 2023	1	ALF	2,553	1,421	1,132	—
				$10,031	$8,926	$1,132	$(27)
1 Assets were previously classified as “Assets held for sale” in the Consolidated Balance Sheet at December 31, 2022.
2 Impairments are included in “Loan and realty (gains) losses” in the Condensed Consolidated Statement of Income for the three months ended March 31, 2023.
3 Total impairment charges recognized on this property in prior periods were $7.8 million.

Assets Held for Sale and Impairment of Long-Lived Assets

At March 31, 2023, ten properties in our Real Estate Investments portfolio, with an aggregate net real estate balance of $26.7 million, were classified as assets held for sale on our Condensed Consolidated Balance Sheet as of March 31, 2023. Rental income associated with the ten properties was $1.5 million and $1.0 million for the three months ended March 31, 2023 and 2022, respectively. During the first quarter of 2023, one property in our Real Estate Investments portfolio was classified as held for sale with a net real estate balance of $5.0 million and two properties, previously classified as held for sale with an aggregate net real estate balance of $12.3 million, were reclassified as held for use on our Condensed Consolidated Balance Sheet.

During the three months ended March 31, 2023, we recorded impairment charges of approximately $0.3 million on three properties which were sold or classified as held for sale related to our Real Estate Investments portfolio. The impairment charges are included in “Loan and realty (gains) losses” in the Condensed Consolidated Statements of Income.

Other

Our leases for real estate properties are typically structured as “triple-net leases” on single-tenant properties having an initial leasehold term of 10 to 15 years with one or more five-year renewal options. As such, there may be reporting periods in which we experience few, if any, lease renewals or expirations. During the three months ended March 31, 2023, we did not have any significant renewing or expiring leases. Most of our existing leases contain annual escalators in rent payments. For financial statement purposes, rental income is recognized on a straight-line basis over the term of the lease.

Certain of our leases contain purchase options allowing tenants to acquire the leased properties. At March 31, 2023, we had tenant purchase options on three properties with an aggregate net investment of $59.7 million that will become exercisable between 2027 and 2028. Rental income from these properties with tenant purchase options was $1.8 million and $1.7 million for the three months ended March 31, 2023 and 2022, respectively.

We cannot reasonably estimate at this time the probability that any purchase options will be exercised in the future. Consideration to be received from the exercise of any tenant purchase option is expected to exceed our net investment in the leased property or properties.

Second Quarter 2023 Dispositions

During the second quarter of 2023, we sold three ALFs located in Oregon in two transactions for approximately $5.7 million in cash consideration, net of transaction costs and a $0.6 million of seller financing on one of the transactions. The properties were classified in assets held for sale on the Condensed Consolidated Balance Sheet as of March 31, 2023 with an aggregate book value of $5.9 million. Prior impairment charges recognized on the properties totaled $3.7 million

Tenant Concentration

The following table contains information regarding concentration in our Real Estate Investments portfolio for tenants or affiliates of tenants, that exceed 10% of total revenues for the three months ended March 31, 2023 and 2022, excluding $2.6 million for our corporate office, a credit loss reserve of $15.0 million and $339.1 million in assets for the SHOP segment ($ in thousands):

	As of March 31, 2023			Revenues[1]
	Asset	Gross Real	Notes	Three Months Ended March 31,
	Class	Estate[2]	Receivable	2023		2022

Senior Living	EFC	$573,631	$50,200	$12,833	16%	$12,751	18%
NHC	SNF	133,770	—	9,807	12%	9,189	13%
Bickford	ALF	430,217	16,921	11,162	14%	7,038	10%
Holiday Retirement[3]	ILF	—	—	N/A	N/A	9,797	14%
All others, net	Various	1,311,316	167,785	34,267	41%	29,514	41%
Escrow funds received from tenants
for property operating expenses	Various	—	—	2,619	3%	3,038	4%
		$2,448,934	$234,906	70,688		71,327
Resident fees and services[4]				11,700	14%	N/A	—%
				$82,388		$71,327

1 Includes interest income on notes receivable and rental income from properties classified as held for sale.
2 Amounts include any properties classified as held for sale.
3 Revenues include a lease deposit recognized as rental income in the three months ended March 31, 2022.
4 There is no tenant concentration in resident fees and services because these agreements are with individual residents.

Straight-line rent of $(0.3) million and $0.1 million and interest income of $1.0 million and $0.9 million were recognized from the Senior Living lease for the three months ended March 31, 2023 and 2022, respectively. No material straight-line rent was recognized for NHC for the three months ended March 31, 2023 and 2022. For NHC, rent escalations are based primarily on a percentage increase in revenue over a base year that does not give rise to non-cash, straight-line rental income. Straight-line rent of $0.5 million was recognized from the Bickford leases for the three months ended March 31, 2022. Interest income of $0.9 million and $1.2 million was recognized from the Bickford leases for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2022 the Holiday lease was on the cash basis of accounting. Reference Note 3 to the condensed consolidated financial statements.

Cash Basis Operators

We placed Bickford on cash basis of revenue recognition during the second quarter of 2022, based upon information we obtained from Bickford regarding its financial condition that raised substantial doubt as to its ability to continue as a going concern. Cash rent received from Bickford for the three months ended March 31, 2023 was $7.8 million, which excludes $2.5 million of rental income related to the reduction of pandemic-related rent deferrals in connection with the acquisition of the ALF located in Chesapeake, Virginia discussed above.

We placed two additional operators on the cash basis of accounting for their leases during 2022. Rental income associated with these tenants totaled $4.0 million for the three months ended March 31, 2023.

Occupancy

The following table summarizes the average portfolio occupancy for Senior Living, Bickford and SHOP for the periods indicated, excluding development properties in operation less than 24 months, notes receivable, and properties transitioned to new tenants or disposed.

	Properties	1Q22	2Q22	3Q22	4Q22	1Q23	March 2023
Senior Living Same-Store	9	81.7%	82.3%	83.3%	83.5%	83.5%	83.0%
Senior Living	10	81.8%	82.3%	83.2%	83.2%	82.7%	82.1%
Bickford Same-Store[1]	38	83.5%	83.8%	85.0%	83.6%	81.3%	81.2%
Bickford[2]	39	N/A	82.8%	84.6%	83.9%	81.6%	81.5%
SHOP	15	77.7%	76.5%	76.9%	75.8%	75.2%	75.2%

1All prior periods restated for the sale of an ALF in Iowa.
2Includes Chesapeake, Virginia building which opened in the second quarter of 2022. NHI exercised its purchase option in February 2023.

Tenant Monitoring

Our operators report to us the results of their operations on a periodic basis, which we in turn subject to further analysis as a means of monitoring potential concerns within our portfolio. We have identified EBITDARM (earnings before interest, taxes, depreciation, amortization, rent and management fees) as a primary performance measure for our tenants, based on results they have reported to us. We believe EBITDARM is useful in our most fundamental analyses, as it is a property-level measure of our operators’ success, by eliminating the effects of the operator’s method of acquiring the use of its assets (interest and rent), its non-cash expenses (depreciation and amortization), expenses that are dependent on its level of success (income taxes), and also excluding the effect of the operator’s payment of its management fees, as typically those fees are contractually subordinate to our lease payment. For operators of our EFCs, our calculation of EBITDARM includes other cash flow adjustments typical of the industry which may include, but are not limited to, net cash flows from entrance fees; amortization of deferred entrance fees; adjustments for tenant rent obligations, and management fee true-ups. The eliminations and adjustments reflect covenants in our leases and provide a comparable basis for assessing our various relationships.

We believe that EBITDARM is a useful way to analyze the cash potential of a group of assets. From EBITDARM we calculate a coverage ratio (EBITDARM/cash rent), measuring the ability of the operator to meet its monthly obligation. In addition to EBITDARM and the coverage ratio, we rely on a careful balance sheet analysis and other analytical procedures to help us identify potential areas of concern relative to our operators’ ability to generate sufficient liquidity to meet their obligations, including their obligation to continue to pay the amount due to us. Typical among our operators is a varying lag in reporting to us the results of their operations. Across our portfolio, however, our operators report their results, typically within either 30 or 45 days and at the latest, within 90 days of month’s end. For computational purposes, we exclude mortgages and other notes receivable, and development and lease-up properties that have been in operation less than 24 months. For stabilized acquisitions in the portfolio less than 24 months and renewing leases with changes in scheduled rent, we include pro forma cash rent. Same-store portfolio coverage excludes properties that have transitioned operators in the past 24 months or assets subsequently sold except as noted.

The results of our coverage ratio analysis are presented below on a trailing twelve-month basis, as of December 31, 2022 and 2021 (the most recent periods available).

NHI Real Estate Investments Portfolio

By asset type	SHO	SNF	MEDICAL NON-SNF	TOTAL
Properties	96	68	1	165
4Q21	1.03x	2.61x	2.74x	1.60x
4Q21 Occupancy	80.4%	74.3%	69.4%	77.3%
4Q22	1.22x	2.47x	2.65x	1.70x
4Q22 Occupancy	84.8%	77.8%	76.5%	81.3%

Market served	Need Driven	Need Driven excl. Bickford	Discretionary	Discretionary excl. SLC	Medical	Medical excl. NHC
Properties	82	44	14	5	69	34
4Q21	0.85x	0.81x	1.26x	1.42x	2.62x	1.93x
4Q21 Occupancy	80.4%	79.8%	80.4%	81.8%	74.3%	66.5%
4Q22	1.11x	1.00x	1.34x	1.75x	2.48x	2.07x
4Q22 Occupancy	85.5%	86.5%	83.7%	85.3%	77.8%	70.5%

Major tenants	NHC[1]	SLC[2]	Bickford[2]
Properties	35	10	38
4Q21	3.61x	1.18x	0.90x
4Q21 Occupancy	80.6%	78.7%	81.3%
4Q22	3.07x	1.17x	1.26x
4Q21 Occupancy	83.8%	82.6%	84.0%

1 NHC Fixed Charge Coverage Ratio and displayed occupancies are on corporate-level. The occupancies are for the SNF portfolio only as can be seen in NHC’s public filings.
2 There are no longer any significant PPP funds included in any of the coverages above. SLC operates nine discretionary CCRC properties and one need driven assisted living community. Bickford proforma coverage at the restructured lease amount would be 1.39x for fourth quarter 2022.

Coverage ratios may include amounts provided by state and federal government programs to support businesses, including health care providers, that have been impacted by the COVID-19 pandemic. These funds were largely distributed in 2020 and 2021 and as such do not substantially impact the reported coverage ratios.

Fluctuations in portfolio coverage are a result of market and economic trends, local market competition, and regulatory factors as well as the operational success of our tenants. We use the results of individual leases to inform our decision making with respect to specific tenants, but trends described above by property type and operator bear analysis. For many of the affected operators, as is typical of our portfolio in general, NHI has security deposits in place and/or corporate guarantees should actual cash rental shortfalls eventually materialize. In certain instances, our operators may increase their security deposits with us in an amount equal to the coverage shortfall, and, upon subsequent compliance with the required lease coverage ratio, the operator would then be entitled to a full refund. The sufficiency of credit enhancements (e.g. tenant deposits and guarantees) as a protection against economic downturn will be a focus as we monitor economic and financial conditions. The metrics presented in the tables above give no effect to the presence of these security deposits.

Real Estate and Mortgage Write-downs

In addition to inflation risk and increased interest rates our borrowers and tenants experience periods of significant financial pressures and difficulties similar to those encountered by other health care providers. Our condensed consolidated financial statements for the three months ended March 31, 2023 reflect impairment charges of our long-lived assets of approximately $0.3 million as a result of economic and financial factors. We reduced the carrying value of any impaired properties to estimated fair values, or with respect to the properties classified as held for sale, to estimated fair value less costs to sell. We have no significant intangible assets currently recorded on our Condensed Consolidated Balance Sheet as of March 31, 2023, that would require assessment for impairment.

We have established a reserve for estimated credit losses of $15.0 million and a liability of $0.3 million for estimated credit losses on unfunded loan commitments as of March 31, 2023. We evaluate the reserves for estimated credit losses on a quarterly basis and make adjustments based on current circumstances as considered necessary.

We believe that the carrying amounts of our real estate properties are recoverable and that mortgage and other notes receivable, net of reserves, are realizable and supported by the value of the underlying collateral. However, it is possible that future events could require us to make additional significant adjustments to these carrying amounts. Refer to Note. 3 in the condensed consolidated financial statements for more information.

Results of Operations

The significant items affecting revenues and expenses are described below ($ in thousands):

	Three Months Ended
	March 31,		Period Change
	2023	2022	$	%
Revenues:
Rental income
SNFs leased to National HealthCare	$10,115	$8,337	$1,778	21.3%
SHOs leased to Bickford Senior Living	9,276	5,309	3,967	74.7%
SHOs leased to Discovery Senior Living	2,162	1,127	1,035	91.8%
SHOs leased to Chancellor Health Care	1,969	544	1,425	NM
SHOs leased to Holiday Retirement	—	8,705	(8,705)	(100.0)%
Other new and existing leases	34,474	32,318	2,156	6.7%
Current year disposals and assets held for sale	2,587	4,102	(1,515)	(36.9)%

	60,583	60,442	141	0.2%
Straight-line rent adjustments, new and existing leases	2,097	1,079	1,018	94.3%
Escrow funds received from tenants for taxes and insurance	2,619	3,038	(419)	(13.8)%
Total Rental Income	65,299	64,559	740	1.1%
Resident fees and services	11,700	—	11,700	NM
Interest income and other
Encore Senior Living mortgage loan	868	523	345	66.0%
Loan payoffs	225	2,813	(2,588)	(92.0)%
Other new and existing mortgages and notes	4,215	3,379	836	24.7%
Total Interest Income from Mortgage and Other Notes	5,308	6,715	(1,407)	(21.0)%
Other income	81	53	28	52.8%
Total Revenues	82,388	71,327	11,061	15.5%
Expenses:
Depreciation
SHOs leased to Holiday	—	2,326	(2,326)	(100.0)%
ALFs leased to Encore	650	267	383	NM
Current year disposals and assets held for sale	45	1,194	(1,149)	(96.2)%
Other new and existing assets	16,922	14,485	2,437	16.8%
Total Depreciation	17,617	18,272	(655)	(3.6)%
Interest	14,027	10,198	3,829	37.5%
Senior housing operating expenses	9,799	—	9,799	NM
Non-cash share-based compensation expense	2,105	5,083	(2,978)	(58.6)%
Taxes and insurance on leased properties	2,619	3,038	(419)	(13.8)%
Loan and realty (gains) losses	(418)	24,528	(24,946)	NM
Legal	122	1,827	(1,705)	(93.3)%
Other expenses	3,731	3,262	469	14.4%
Total Expenses	49,602	66,208	(16,606)	(25.1)%
Income before investment and other gains and losses	32,786	5,119	27,667	NM
Gains on sales of real estate, net	1,397	2,981	(1,584)	(53.1)%
Gains from equity method investment	—	297	(297)	(100.0)%
Loss on early retirement of debt	—	(151)	151	(100.0)%
Net income	34,183	8,246	25,937	NM
Less: net loss attributable to noncontrolling interests	301	153	148	96.7%
Net income attributable to common stockholders	$34,484	$8,399	$26,085	NM

NM - not meaningful

Financial highlights of the three months ended March 31, 2023, compared to the same period of 2022 were as follows:

•Rental income recognized from our tenants increased $0.7 million, or 1.1%, primarily from a reduction in pandemic-related rent concessions granted of approximately $7.8 million, an increase of straight-line rent of $1.0 million, and new investments funded since March 2022. Offsetting these increases was recognition in the first quarter of 2022 of the Holiday lease deposit of $8.8 million.

•Funds received for reimbursement of property operating expenses totaled $2.6 million for the three months ended March 31, 2023, compared to $3.0 million for the three months ended March 31, 2022, and are reflected as a component of rental income. These property operating expenses are recognized in operating expenses in the line item “Taxes and insurance on leased properties.” The decrease in the reimbursement income and corresponding property expenses is primarily due to property dispositions since March 2022, resulting in decreased amounts received from tenants and expenses paid on their behalf.

•Resident fees and services and senior housing operating expenses include revenues and expenses from our SHOP activities which commenced on April 1, 2022. See Note 5 to the condensed consolidated financial statements.

•Interest income from mortgages and other notes decreased $1.4 million, or 21.0%, primarily due to paydowns on loans, net of new and existing loan fundings.

•Interest expense increased $3.8 million, or 37.5%, primarily as the result of increased interest rates and borrowings on the unsecured revolving credit facility, offset by partial repayments of term loans.

•Non-cash share-based compensation expense decreased $3.0 million in the first quarter of 2023, due to the reduced number of stock options granted in the first quarter of 2023 compared to the prior year’s grants.

•Loan and realty gains were $0.4 million associated with a decrease of the credit loss reserve of $0.8 million offset by real estate impairment charges on three properties in the first quarter of 2023 as described under the heading “Assets Held for Sale and Long-Lived Assets” in Note 3 to the condensed consolidated financial statements. During the first quarter of 2022, three real estate properties were impaired for a total of $24.6 million and an increase in the credit loss reserve of approximately $0.1 million.

•Legal costs decreased $1.7 million primarily related to the Welltower, Inc. litigation and transition activities for the legacy Holiday portfolio that occurred in the prior year.

•Gains on sales of real estate, net were $1.4 million primarily associated with the disposition of one property in the first quarter of 2023 included in the assets disposition table under the heading “Assets Dispositions” in Note 3 to the condensed consolidated financial statements. During the first quarter of 2022, we disposed of a medical office building resulting in a gain of approximately $3.0 million.

Liquidity and Capital Resources

At March 31, 2023, we had $485.0 million available to draw on our revolving credit facility, $13.9 million in unrestricted cash and cash equivalents, and the potential to access $500.0 million through the issuance of common stock under the Company’s at-the-market (“ATM”) equity program. In addition, the Company maintains an effective automatic shelf registration statement through which capital could be raised via the issuance of debt and or equity securities.

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

These sources and uses of cash are reflected in our Condensed Consolidated Statements of Cash Flows as summarized below ($ in thousands):

	Three Months Ended March 31,		One Year Change
	2023	2022	$	%
Cash and cash equivalents and restricted cash, January 1	$21,516	$39,485	$(17,969)	(45.5)%
Net cash provided by operating activities	31,048	38,680	(7,632)	(19.7)%
Net cash used in investing activities	(27,521)	(2,060)	(25,461)	NM
Net cash used in financing activities	(9,516)	(36,177)	26,661	(73.7)%
Cash and cash equivalents and restricted cash, March 31	$15,527	$39,928	$(24,401)	(61.1)%

Operating Activities – Net cash provided by operating activities for the three months ended March 31, 2023, which includes new investments completed, the SHOP ventures, lease payment collections arising from escalators on existing leases and interest payments on new real estate and note investments completed, was impacted by the disposition of 24 senior housing properties for net proceeds of approximately $165.8 million since March 2022, offset by reduced pandemic-related rent concessions granted by approximately $7.8 million.

Investing Activities – Net cash used in investing activities for the three months ended March 31, 2023 was comprised primarily of approximately $47.4 million of investments in mortgage and other notes and renovations and acquisitions of real estate, offset by the proceeds from the sales of real estate of approximately $10.2 million and the collection of principal on mortgage and other notes receivable of approximately $7.2 million.

Financing Activities – Net cash used in financing activities for the three months ended March 31, 2023 differs from the same period in 2022 primarily as a result of an approximately $18.0 million increase in net borrowings, an increase of $2.0 million in contributions from noncontrolling interests, a decrease in debt issuance cost of $4.5 million and a decrease in dividend payments approximately of $2.2 million over the same period in 2022.

Debt Obligations

As of March 31, 2023, we had outstanding debt of $1.2 billion. Reference Note 8 to the condensed consolidated financial statements for additional information about our outstanding indebtedness. Also, reference Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” for more details on our indebtedness and the impact of interest rate risk.

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

We have a $220.0 million term loan, maturing in September 2023 (“2023 Term Loan”) whose covenants align with provisions in the 2022 Credit Agreement and interest accrues on borrowings based on SOFR (plus a credit spread adjustment). We may also elect for the 2023 Term Loan to accrue interest at a base rate plus the applicable margin. For the three months ended March 31, 2023, we repaid $20.0 million of the 2023 Term Loan.

As of March 31, 2023, the revolver and term loan bore interest at a rate of one-month Term SOFR (plus a 10 basis points (“bps”) spread adjustment) plus 105 bps and 125 bps, based on our debt ratings, or 5.95% and 6.15%, respectively. The facility fee was 25 bps per annum. At April 30, 2023, $201.0 million amount was outstanding under the revolving facility.

In January 2023, we repaid the $125.0 million of the private placement notes due January 2023 primarily with proceeds from the revolving credit facility.

The current SOFR spreads and facility fee for our revolving credit facility and the 2023 Term Loan reflect our ratings compliance based on the applicable margin for SOFR loans at a debt rating of BBB-/Baa3 in the Interest Rate Schedule provided below in summary format:

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

The 2022 Credit Agreement requires that we calculate specified financial statement metrics and meet or exceed a variety of financial ratios, which are usual and customary in nature. These ratios are calculated quarterly and as of March 31, 2023, were within required limits. The calculation of our leverage ratio involves intermediate determinations of our “total indebtedness” and of our “total asset value,” as defined in the 2022 Credit Agreement.

2031 Senior Notes - In January 2021, we issued $400.0 million aggregate principal amount of 3.00% senior notes that mature on February 1, 2031 and pay interest semi-annually (the “2031 Senior Notes”). The 2031 Senior Notes are subject to affirmative and negative covenants, including financial covenants. As of March 31, 2023, we were in compliance with all affirmative and negative covenants, including financial covenants for our 2031 Senior Notes borrowings.

Debt Maturities - Reference Note 8 to the condensed consolidated financial statements for more information on our debt maturities.

Credit Ratings - Moody's Investors Services (“Moody's”) announced on November 5, 2020 that it assigned an investment grade issuer credit rating and a senior unsecured debt rating of ‘Baa3’ with a “Negative” outlook to the Company. Moody’s released a credit opinion on October 13, 2022 which affirmed the rating and revised the outlook to “Stable” for the Company. Both Fitch and S&P Global announced in November 2019 a public issuer credit rating of BBB- with an outlook of “Stable.” Fitch reaffirmed its rating most recently on April 10, 2023 and S&P Global reaffirmed its rating on November 14, 2022. Our unsecured private placement term loan agreements include a rate increase provision that is effective if any rating agency lowers our credit rating below investment grade and our compliance leverage increases to 50% or more. Any reduction in outlook or downgrade in our credit ratings from the rating agencies could negatively impact our costs of borrowings.

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

We calculate our fixed charge coverage ratio as approximately 4.6x for the three months ended March 31, 2023 (see our discussion under the heading Adjusted EBITDA below including a reconciliation to our net income). Giving effect to significant acquisitions, financings, disposals and payoffs on an annualized basis, our consolidated net debt to Annualized Adjusted EBITDA ratio is approximately 4.6x for the three months ended March 31, 2023 ($ in thousands):

Consolidated Total Debt	$1,176,014
Less: cash and cash equivalents	(13,875)
Consolidated Net Debt	$1,162,139

Adjusted EBITDA	$62,190
Annualizing adjustment	186,570
Annualized impact of recent investments, disposals and payoffs	2,086
$250,846

Consolidated Net Debt to Annualized Adjusted EBITDA	4.6x

Supplemental Guarantor Financial Information

The Company’s $920.0 million bank credit facility, unsecured private placement notes with an aggregate principal amount of $275.0 million, and 2031 Senior Notes with an aggregate principal amount of $400.0 million are fully and unconditionally guaranteed on a senior unsecured basis by each of the Company’s subsidiaries, except for certain excluded subsidiaries (“Guarantors”). The Guarantors are either owned or controlled by, or are affiliates of the Company.

The following tables present summarized financial information for the Company and the Guarantors, on a combined basis after eliminating (i) intercompany transactions and balances among the guarantor entities and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor ($ in thousands):

As of
March 31, 2023
Real estate properties, net	$1,839,729
Other assets, net	325,856
Note receivable due from non-guarantor subsidiary	81,395
Totals assets	$2,246,980

Debt	$1,099,949
Other liabilities	65,782
Total liabilities	$1,165,731

Redeemable noncontrolling interest	$9,520
Noncontrolling interests	$1,023

Three Months Ended
March 31, 2023
Revenues	$73,379
Interest revenue on note due from non-guarantor subsidiary	1,148
Expenses	44,700
Gains on sales of real estate	1,397
Net income	$31,224
Net income attributable to NHI and the subsidiary guarantors	$31,524

Equity

At March 31, 2023 we had 43,388,742 shares of common stock outstanding with a market value of $2.2 billion. Equity on our Condensed Consolidated Balance Sheet totaled $1.3 billion at March 31, 2023.

Share Repurchase Plan - On February 17, 2023, our Board of Directors authorized a revised stock repurchase program (the “Revised Repurchase Plan”) pursuant to which we may purchase up to $160.0 million in shares of our issued and outstanding common stock. The Revised Repurchase Plan is effective for a period of one year and does not require us to repurchase any specific number of shares. The Revised Repurchase Plan may be suspended or discontinued at any time. Shares may be repurchased from time-to-time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with the terms of Rule 10b-18 of the Exchange Act and shall be made in accordance with all applicable laws and regulations in effect. The timing and number of shares repurchased, if any, will depend on a variety of factors, including price, general market and economic conditions, alternative investment opportunities and other corporate considerations.

During the three months ended March 31, 2023, no common stock was repurchased. During 2022, cumulative repurchases through open market transactions were 2,468,354 shares of common stock for approximately $151.6 million. All shares received were constructively retired upon receipt, and reflected as a reduction to “Retained earnings” in the Condensed Consolidated Balance Sheet as of December 31, 2022.

Dividends - Our Board of Directors approves a regular quarterly dividend which is reflective of expected taxable income on a recurring basis. Taxable income is determined in accordance with the Internal Revenue Code and differs from net income for financial statements purposes determined in accordance with U.S. generally accepted accounting principles. Our Board of Directors has historically directed the Company toward maintaining a strong balance sheet. Therefore, we consider the competing interests of short and long-term debt (interest rates, maturities and other terms) versus the higher cost of new equity, and we accept some level of risk associated with leveraging our investments. We intend to continue to make new investments that meet our underwriting criteria and where the spreads over our cost of equity and debt capital on a leverage neutral basis will generate sufficient returns to our stockholders. We do not expect to utilize borrowings to satisfy the payment of dividends and project that cash flows from operations for the full year 2023 will be adequate to fund dividends at the current rate.

We intend to comply with REIT dividend requirements that we distribute at least 90% of our annual taxable income for the year ending December 31, 2023 and thereafter. Historically, the Company has distributed at least 100% of annual taxable income. Dividends declared for the fourth quarter of each fiscal year are paid by the end of the following January and are, with some exceptions, treated for tax purposes as having been paid in the fiscal year just ended as provided in Internal Revenue Code Section 857(b)(8).

The following table summarizes dividends declared by the Board of Directors or paid during the three months ended March 31, 2023 and 2022:

Three Months Ended March 31, 2023
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
November 6, 2022	December 30, 2022	January 27, 2023	$0.90
February 17, 2023	March 31, 2023	May 5, 2023	$0.90

Three Months Ended March 31, 2022
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
November 5, 2021	December 31, 2021	January 31, 2022	$0.90
February 16, 2022	March 31, 2022	May 6, 2022	$0.90

On May 5, 2023, the Board of Directors declared a $0.90 per share dividend to common stockholders of record on June 30, 2023, payable on August 4, 2023.

Shelf Registration Statement - We have an automatic shelf registration statement on file with the SEC that allows the Company to offer and sell to the public an unspecified amount of common stock, preferred stock, debt securities, warrants and or units at prices and on terms to be announced when and if such securities are offered. The details of any future offerings, along with the use of proceeds from any securities offered, will be described in a prospectus supplement or other offering materials, at the time of offering. Our shelf registration statement expires in March 2026.

Material Cash Requirements

We had approximately $14.6 million in corporate cash and cash equivalents on hand and $499.0 million in availability under our unsecured revolving credit facility as of April 30, 2023. Our expected material cash requirements for the twelve months ended March 31, 2024 and thereafter consist of long-term debt maturities; interest on long-term debt; and contractually obligated expenditures. We expect to meet our short-term liquidity needs largely through cash generated from operations and borrowings under our revolving credit facility, refer to Unsecured Bank Credit Facility discussion above, and sales from real estate investments, although we may choose to seek alternative sources of liquidity. Should we have additional liquidity needs, we believe that we could access long-term financing in the debt and equity capital markets.

During the first quarter of 2023, we worked with our primary treasury management bank to mitigate our uninsured deposit risk for our cash and cash equivalents through the use of multiple demand deposit and money market accounts that are managed by our primary treasury management bank.

Contractual Obligations and Contingent Liabilities

As of March 31, 2023, our contractual payment obligations were as follows ($ in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt, including interest[1]	$1,278,488	$316,402	$246,046	$318,559	$397,481
Loan commitments	51,740	21,995	29,745	—	—
Development commitments	6,088	6,088	—	—	—
	$1,336,316	$344,485	$275,791	$318,559	$397,481
1 Interest is calculated based on the weighted average interest rate of outstanding debt balances as of March 31, 2023. The calculation also includes a facility fee of 0.20%.

Commitments and Contingencies

The following tables summarize information as of March 31, 2023 related to our outstanding commitments and contingencies which are more fully described in the notes to the condensed consolidated financial statements ($ in thousands):

	Asset Class	Type	Total	Funded	Remaining
Loan Commitments:
Bickford Senior Living	SHO	Construction	$14,700	$(14,700)	$—
Encore Senior Living	SHO	Construction	50,725	(39,754)	10,971
Senior Living Communities	SHO	Revolving Credit	20,000	(17,500)	2,500
Timber Ridge OpCo	SHO	Working Capital	5,000	—	5,000
Watermark Retirement	SHO	Working Capital	5,000	(1,476)	3,524
Montecito Medical Real Estate	MOB	Mezzanine Loan	50,000	(20,255)	29,745
			$145,425	$(93,685)	$51,740

See Note 9 to our condensed consolidated financial statements for further details about our loan commitments. As provided above, loans funded do not include the effects of discounts or commitment fees.

The credit loss liability for unfunded loan commitments was $0.3 million as of March 31, 2023 and is estimated using the same methodology as for our funded mortgage and other notes receivable based on the estimated amount that we expect to fund.

	Asset Class	Type	Total	Funded	Remaining
Development Commitments:
Woodland Village	SHO	Renovation	$7,515	$(7,425)	$90
Watermark Retirement	SHO	Renovation	6,500	(6,500)	—
Navion	SHO	Renovation	3,500	(1,075)	2,425
Other	SHO	Various	4,150	(1,442)	2,708
SHOP	ILF	Renovation	1,500	(635)	865
			$23,165	$(17,077)	$6,088

In addition to the commitments listed above, one of our consolidated real estate partnerships, NHI REIT of DSL PropCo, LLC, has committed to Discovery to fund up to $2.0 million toward the purchase of condominium units located at one of the facilities, of which $1.0 million has been funded as of March 31, 2023.

	Asset Class	Total	Funded	Remaining
Contingencies (Lease Inducements):
Timber Ridge OpCo	SHO	$10,000	$(10,000)	$—
Wingate Healthcare	SHO	5,000	—	5,000
Navion Senior Solutions	SHO	4,850	(2,700)	2,150
Discovery Senior Living	SHO	4,000	—	4,000
Ignite Medical Resorts	SNF	2,000	—	2,000
Sante Partners	SHO	2,000	—	2,000
IntegraCare	SHO	750	—	750
		$28,600	$(12,700)	$15,900

Litigation

Our facilities are subject to claims and suits in the ordinary course of business. Our managers, tenants and borrowers have indemnified, and are obligated to continue to indemnify us, against all liabilities arising from the operation of the facilities, and are further obligated to indemnify us against environmental or title problems affecting the real estate underlying such facilities. In addition, such claims may include, among other things professional liability and general liability claims, as well as regulatory proceedings relate to our SHOP segment. While there may be lawsuits pending against us and certain of the owners and/or lessees of the facilities, management believes that the ultimate resolution of all such pending proceedings will have no direct material adverse effect on our financial condition, results of operations or cash flows.

FFO & FAD

The supplemental performance measures described below may not be comparable to similarly titled measures used by other REITs. Consequently, our Funds From Operations (“FFO”), Normalized FFO and Normalized Funds Available for Distribution (“FAD”) may not provide a meaningful measure of our performance as compared to that of other REITs. Since other REITs may not use our definition of these measures, caution should be exercised when comparing our FFO, Normalized FFO and Normalized FAD to that of other REITs. These measures do not represent cash generated from operating activities in accordance with GAAP (these measures do not include changes in operating assets and liabilities) and therefore should not be considered an alternative to net earnings as an indication of performance, or to net cash flow from operating activities as determined by GAAP as a measure of liquidity, and are not necessarily indicative of cash available to fund cash needs.

Funds From Operations - FFO

Our FFO per diluted common share for the three months ended March 31, 2023 increased $0.11 or 10.5% over the same period in 2022 due primarily to a reduction of pandemic-related rent concessions since March 2022. FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and applied by us, is net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, impairments of real estate, and real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures, if any. Diluted FFO assumes the exercise of stock options and other potentially dilutive securities.

Our Normalized FFO per diluted common share for the three months ended March 31, 2023 increased $0.01 or 0.9% over the same period in 2022. Normalized FFO excludes from FFO certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to, impairment of non-real estate assets, gains and losses attributable to the acquisition and disposition of non-real estate assets and liabilities, and recoveries of previous write-downs.

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

Funds Available for Distribution - FAD

Our Normalized FAD for the three months ended March 31, 2023 decreased $4.9 million or 9.36% over the same period in 2022 due primarily to an increase in interest expense, an increase in payroll and benefits expenses and property dispositions completed since March 2022. In addition to the adjustments included in the calculation of Normalized FFO, Normalized FAD excludes the impact of any straight-line lease revenue, amortization of the original issue discount on our senior unsecured notes and amortization of debt issuance costs. We also adjust Normalized FAD for the net change in our allowance for expected credit losses, non-cash share-based compensation as well as certain non-cash items related to our equity method investment such as straight-line lease expense and amortization of purchase accounting adjustments.

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

The following table reconciles net income, the most directly comparable GAAP metric, to FFO, Normalized FFO and Normalized FAD and is presented for both basic and diluted weighted average common shares ($ in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2023	2022
Net income attributable to common stockholders	$34,484	$8,399
Elimination of certain non-cash items in net income:
Real estate depreciation	17,518	18,272
Real estate depreciation related to noncontrolling interests	(396)	(210)
Gains on sales of real estate, net	(1,397)	(2,981)
Impairments of real estate	338	24,604
NAREIT FFO attributable to common stockholders	50,547	48,084
Loss on early retirement of debt	—	151
Non-cash write-offs of straight-line receivable and lease incentives	—	2,139
Non-cash rental income	(2,500)	—
Normalized FFO attributable to common stockholders	48,047	50,374
Straight-line lease revenue, net	(2,097)	(3,219)
Straight-line lease revenue, net, related to noncontrolling interests	24	22
Non-real estate depreciation	98	—
Non-real estate depreciation related to noncontrolling interest	(9)	—
Amortization of lease incentives	299	252
Amortization of lease incentive related to noncontrolling interests	(53)	—
Amortization of original issue discount	80	80
Amortization of debt issuance costs	526	562
Amortization related to equity method investment	(291)	(236)
Straight-line lease expense related to equity method investment	(4)	(8)
Note receivable credit loss benefit	(756)	(76)
Non-cash share-based compensation	2,105	5,083
Equity method investment capital expenditures	(105)	(105)
Equity method investment non-refundable fees received	239	(60)
Senior housing portfolio recurring capital expenditures	(407)	—
SHOP recurring capital expenditures related to noncontrolling interests	43	—
Normalized FAD attributable to common stockholders	$47,739	$52,669

BASIC
Weighted average common shares outstanding	43,388,742	45,850,686
NAREIT FFO attributable to common stockholders per share	$1.16	$1.05
Normalized FFO attributable to common stockholders per share	$1.11	$1.10

DILUTED
Weighted average common shares outstanding	43,391,429	45,851,061
NAREIT FFO attributable to common stockholders per share	$1.16	$1.05
Normalized FFO attributable to common stockholders per share	$1.11	$1.10

Adjusted EBITDA

We consider Adjusted EBITDA to be an important supplemental measure because it provides information which we use to evaluate our performance and serves as an indication of our ability to service debt. We define Adjusted EBITDA as consolidated earnings before interest, taxes, depreciation and amortization, excluding real estate asset impairments and gains on dispositions and certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing Adjusted EBITDA for the current period to similar prior periods. These items include, but are not limited to, impairment of non-real estate assets, gains and losses attributable to the acquisition and disposition of assets and liabilities, and recoveries of previous write-downs. Adjusted EBITDA also includes our proportionate share of unconsolidated equity method investment presented on a similar basis. Since others may not use our definition of Adjusted EBITDA, caution should be exercised when comparing our Adjusted EBITDA to that of other companies.

The following table reconciles net income, the most directly comparable GAAP metric, to Adjusted EBITDA ($ in thousands):

	Three Months Ended
	March 31,
	2023	2022
Net income	$34,183	$8,246
Interest expense	14,027	10,198
Franchise, excise and other taxes	183	244
Depreciation	17,617	18,272
NHI’s share of EBITDA adjustments for unconsolidated entities	495	678
Note receivable credit loss benefit	(756)	(76)
Gains on sales of real estate, net	(1,397)	(2,981)
Loss on early retirement of debt	—	151
Impairment of real estate	338	24,604
Non-cash write-off of straight-line rents receivable and lease amortization	—	2,139
Non-cash rental income	(2,500)	—
Adjusted EBITDA	$62,190	$61,475

Interest expense at contractual rates	$13,440	$9,558
Principal payments	103	98
Fixed Charges	$13,543	$9,656

Fixed Charge Coverage	4.6x	6.4x

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

The following table reconciles NOI to net income, the most directly comparable GAAP metric ($ in thousands):

	Three Months Ended
	March 31
NOI Reconciliations:	2023	2022
Net income	$34,183	$8,246
Gains from equity method investment	—	(297)
Loss on early retirement of debt	—	151
Gains on sales of real estate, net	(1,397)	(2,981)
Loan and realty (gains) losses	(418)	24,528
General and administrative	5,653	8,101
Franchise, excise and other taxes	183	244
Legal	122	1,827
Interest	14,027	10,198
Depreciation	17,617	18,272
Consolidated net operating income (NOI)	$69,970	$68,289
NOI by segment:
Real Estate Investments	$67,988	$68,236
SHOP	1,901	—
Non-Segment/Corporate	81	53
Total NOI	$69,970	$68,289

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At March 31, 2023, we were exposed to market risks related to fluctuations in interest rates on approximately $435.0 million of variable-rate indebtedness and on our mortgage and other notes receivable. The unused portion ($485.0 million at March 31, 2023) of our revolving credit facility, should it be drawn upon, is subject to variable rates.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a 50 basis-point increase or decrease in the interest rate related to variable-rate debt, and assuming no change in the outstanding balance as of March 31, 2023, net interest expense would increase or decrease annually by approximately $2.2 million or $0.05 per common share on a diluted basis.

We have historically used derivative financial instruments in the normal course of business to mitigate interest rate risk. We do not use derivative financial instruments for speculative purposes. We currently have no derivative financial instruments but may engage in hedging strategies to manage our exposure to market risks in the future, depending on an analysis of the interest rate environment and the costs and risks of such strategies.

The following table sets forth certain information with respect to our debt ($ in thousands):

	March 31, 2023			December 31, 2022
	Balance[1]	% of total	Rate[2]	Balance[1]	% of total	Rate[2]
Fixed rate:
Private placement term loans - unsecured	$275,000	23.2%	4.22%	$400,000	34.5%	4.15%
2031 Senior notes - unsecured	400,000	33.7%	3.00%	400,000	34.5%	3.00%
Fannie Mae term loans - secured, non-recourse	76,546	6.5%	3.96%	76,649	6.6%	3.96%
Variable rate:
Bank term loan - unsecured	220,000	18.5%	6.15%	240,000	20.8%	5.71%
Revolving credit facility - unsecured	215,000	18.1%	5.95%	42,000	3.6%	5.51%
	$1,186,546	100.0%	4.47%	$1,158,649	100.0%	3.91%

[1] Differs from carrying amount due to unamortized discounts and loan costs.
[2] Total is weighted average rate

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects on fair value (“FV”) assuming a parallel shift of 50 bps in market interest rates for a contract with similar maturities as of March 31, 2023 ($ in thousands):

	Balance	Fair Value[1]	FV reflecting change in interest rates
Fixed rate:			-50 bps	+50 bps
Private placement term loans - unsecured	$275,000	$263,648	$266,604	$260,735
2031 Senior notes	400,000	328,539	340,210	317,304
Fannie Mae term loans	76,546	72,806	73,529	72,091
[1] The change in fair value of our fixed rate debt was due primarily to the overall change in interest rates.

At March 31, 2023, the fair value of our mortgage and other notes receivable, discounted for estimated changes in the risk-free rate, was approximately $219.0 million. A 50 basis-point increase in market rates would decrease the estimated fair value of our mortgage and other loans by approximately $2.2 million, while a 50 bps decrease in such rates would increase their estimated fair value by approximately $3.5 million.

Inflation Risk

Our real estate leases generally provide for annual increases in contractual rent due based on a fixed amount or percentage or based on increases in the Consumer Price Index (“CPI”). Leases with increases based on CPI may contain a minimum increase or a cap on the maximum annual increase. Substantially all of our leases require the tenant to pay all operating expenses for the property, whether paid directly by the tenant or reimbursed to us. We believe that inflationary increases will be at least partially offset by the contractual rent increases and expense reimbursements described above.

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures. As of March 31, 2023, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Exchange Act, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2023.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

During the three months ended March 31, 2023, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A of National Health Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, except as amended and supplemented by the additional risk factors below.

Inflation and increased interest rates may adversely affect our financial condition and results of operations.

Although inflation has not materially impacted our operations in the recent past, inflation is at a 40-year high and beginning in March of 2022, the Federal Reserve began raising the federal funds rate in an effort to curb inflation. The Federal Reserve’s action, coupled with other macroeconomic factors, may trigger a recession in the United States and/or globally. Increased inflation and interest rates could have an adverse impact on our variable rate debt, our ability to borrow money, and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Increases in the costs of owning and operating our properties due to inflation could reduce our net operating income and the value of an investment in us to the extent such increases are not reimbursed or paid by our tenants. If we are materially impacted by increasing inflation because, for example, inflationary increases in costs are not sufficiently offset by the contractual rent increases and operating expense reimbursement provisions or escalations in the leases with our tenants, our results of operations could be adversely affected. In addition, due to rising interest rates, we may experience restrictions in our liquidity based on certain financial covenant requirements, our inability to refinance maturing debt in part or in full as it comes due and higher debt service costs and reduced yields relative to cost of debt. If we are unable to find alternative credit arrangements or other funding in a high interest environment, our financial results may be negatively impacted.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults, or non-performance by financial institutions, could adversely affect our business, financial condition, results of operations, or our prospects.

The funds in our accounts are held in banks or other financial institutions. Our cash held in non-interest bearing and interest-bearing accounts may periodically exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us in connection with a potential business combination, or at all, and could have material adverse impacts on our liquidity, our business, financial condition or results of operations, and our prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 17, 2023, our Board of Directors authorized a revised stock repurchase program (the “Revised Repurchase Plan”) pursuant to which we may purchase up to $160.0 million in shares of our issued and outstanding common stock. The Revised

Repurchase Plan is effective for a period of one year and does not require us to repurchase any specific number of shares. The Revised Repurchase Plan may be suspended or discontinued at any time. Shares may be repurchased from time-to-time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with the terms of Rule 10b-18 of the Exchange Act and shall be made in accordance with all applicable laws and regulations in effect. The timing and number of shares repurchased, if any, will depend on a variety of factors, including price, general market and economic conditions, alternative investment opportunities and other corporate considerations. During the three months ended March 31, 2023, no common stock was repurchased.

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

3.3	Amendment to Articles of Incorporation (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed March 21, 2009)
3.4	Amendment to Articles of Incorporation approved by shareholders on May 2, 2014 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed August 4, 2014)
3.5	Amended and Restated Bylaws as approved February 17, 2023, as amended April 27, 2023 (filed herewith)
3.6	Amendment to Articles of Incorporation approved by shareholders on May 6, 2020 (incorporated by reference to Exhibit 3.6 to the Company’s Form 10-Q filed August 10, 2020)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 39 to Form S-11 Registration Statement No. 33-41863, filed in paper - hyperlink is not required pursuant to Rule 105 of Regulation S-T)
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

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date:	May 9, 2023	/s/ D. Eric Mendelsohn
D. Eric Mendelsohn
President, Chief Executive Officer and Director
(duly authorized officer)

Date:	May 9, 2023	/s/ John L. Spaid
John L. Spaid
Chief Financial Officer
(Principal Financial Officer)