Form 10-Q
period 2023-06-30
NATIONAL HEALTH INVESTORS INC
filed 2023-08-08
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	_____________	to	_____________

Commission File Number 001-10822
National Health Investors Inc
(Exact name of registrant as specified in its charter)

Maryland		62-1470956
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

222 Robert Rose Drive
Murfreesboro	Tennessee	37129
(Address of principal executive offices)		(Zip Code)

(615)	890-9100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	NHI	New York Stock Exchange

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

There were 43,409,841 shares of common stock outstanding of the registrant as of August 1, 2023.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets:
Real estate properties:
Land	$180,749	$177,527
Buildings and improvements	2,587,123	2,549,019
Construction in progress	5,925	3,352
	2,773,797	2,729,898
Less accumulated depreciation	(638,631)	(611,688)
Real estate properties, net	2,135,166	2,118,210
Mortgage and other notes receivable, net of reserve of $15,017 and $15,338, respectively	223,852	233,141
Cash and cash equivalents	17,411	19,291
Straight-line rent receivable	82,295	76,895
Assets held for sale, net	13,167	43,302
Other assets, net	26,604	16,585
Total Assets	$2,498,495	$2,507,424

Liabilities and Stockholders’ Equity:
Debt	$1,134,815	$1,147,511
Accounts payable and accrued expenses	28,952	25,905
Dividends payable	39,069	39,050
Deferred income	5,284	5,052
Total Liabilities	1,208,120	1,217,518

Commitments and contingencies

Redeemable noncontrolling interest	10,172	9,825

National Health Investors, Inc. Stockholders’ Equity:
Common stock, $0.01 par value, 100,000,000 shares authorized;
43,409,841 and 43,388,742 shares issued and outstanding, respectively	434	434
Capital in excess of par value	1,602,026	1,599,427
Retained earnings	2,405,453	2,331,190
Cumulative dividends	(2,738,945)	(2,660,826)
Total National Health Investors, Inc. Stockholders’ Equity	1,268,968	1,270,225
Noncontrolling interests	11,235	9,856
Total Equity	1,280,203	1,280,081
Total Liabilities and Equity	$2,498,495	$2,507,424

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements. The Condensed Consolidated Balance Sheet at December 31, 2022 was derived from the audited consolidated financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Revenues:
Rental income	$60,952	$39,982	$126,250	$104,541
Resident fees and services	11,793	11,992	23,493	11,992
Interest income and other	5,131	7,925	10,521	14,694
	77,876	59,899	160,264	131,227
Expenses:
Depreciation	17,730	17,772	35,347	36,044
Interest	14,194	10,862	28,221	21,060
Senior housing operating expenses	9,682	9,113	19,481	9,113
Legal	174	339	297	2,166
Franchise, excise and other taxes	258	225	441	469
General and administrative	4,306	5,049	9,959	13,150
Taxes and insurance on leased properties	3,212	2,157	5,830	5,195
Loan and realty losses (gains)	186	4,094	(232)	28,622
	49,742	49,611	99,344	115,819
Gains on sales of real estate, net	11,366	10,521	12,763	13,502
Gain (loss) on operations transfer, net	20	(729)	20	(729)
Gain on note receivable payoff	—	1,113	—	1,113
Loss on early retirement of debt	(73)	—	(73)	(151)
Gains from equity method investment	—	273	—	569
Net income	39,447	21,466	73,630	29,712
Add: net loss attributable to noncontrolling interests	332	207	633	361
Net income attributable to stockholders	39,779	21,673	74,263	30,073
Less: net income attributable to unvested restricted stock awards	(19)	—	(19)	—
Net income attributable to common stockholders	$39,760	$21,673	$74,244	$30,073

Weighted average common shares outstanding:
Basic	43,388,753	45,708,238	43,388,748	45,779,433
Diluted	43,388,753	45,718,538	43,390,092	45,784,771

Earnings per common share - basic	$0.92	$0.47	$1.71	$0.66
Earnings per common share - diluted	$0.92	$0.47	$1.71	$0.66

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2023	2022
	(unaudited)
Cash flows from operating activities:
Net income	$73,630	$29,712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	35,347	36,044
Amortization of debt issuance costs, debt discounts and prepaids	2,082	2,156
Amortization of commitment fees and note receivable discounts	(234)	(739)
Amortization of lease incentives	1,075	7,419
Straight-line rent adjustments	(4,972)	13,836
Non-cash rental income	(2,500)	—
Non-cash interest income on mortgage and other notes receivable	(784)	(2,055)
Non-cash lease deposit liability recognized as rental income	—	(8,838)
Gains on sales of real estate, net	(12,763)	(13,502)
Gain on note receivable payoff	—	(1,113)
Gains from equity method investment	—	(569)
Loss on operations transfer, net	—	729
Loss on early retirement of debt	73	151
Loan and realty (gains) losses	(232)	28,622
Payment of lease incentive	(10,000)	—
Non-cash share-based compensation	2,874	6,511
Changes in operating assets and liabilities:
Other assets	(2,632)	(2,563)
Accounts payable and accrued expenses	776	(276)
Deferred income	(196)	(77)
Net cash provided by operating activities	81,544	95,448
Cash flows from investing activities:
Investments in mortgage and other notes receivable	(12,174)	(24,366)
Collections of mortgage and other notes receivable	9,493	114,873
Acquisitions of real estate	(38,081)	(4,876)
Proceeds from sales of real estate	48,619	108,893
Investments in existing real estate	(4,377)	(2,870)
Distributions from equity method investment	2,500	569
Net cash provided by investing activities	5,980	192,223
Cash flows from financing activities:
Proceeds from revolving credit facility	231,000	95,000
Payments on revolving credit facility	(77,000)	(95,000)
Borrowings on term loan	200,000	—
Payments on term loans	(365,203)	(135,192)
Debt issuance costs	(2,747)	(4,598)
Distributions to noncontrolling interests	(638)	(522)
Dividends paid to stockholders	(78,100)	(82,531)
Taxes remitted on employee stock awards	—	(14)
Proceeds from noncontrolling interest	2,922	11,738
Payments to repurchase shares of common stock	—	(69,977)
Net cash used in financing activities	(89,766)	(281,096)
(Decrease) increase in cash and cash equivalents and restricted cash	(2,242)	6,575
Cash and cash equivalents and restricted cash, beginning of period	21,516	39,485
Cash and cash equivalents and restricted cash, end of period	$19,274	$46,060
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Six Months Ended
	June 30,
	2023	2022
	(unaudited)
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$25,971	$20,182
Supplemental disclosure of non-cash investing and financing activities:
Real estate acquired in exchange for mortgage notes receivable	$14,200	$9,071
Increase in notes receivable from sales of real estate	$699	$—
Change in other assets related to sales of real estate	$—	$102
Change in accounts payable related to investments in real estate construction	$244	$—
Change in accounts payable related to renovations of existing real estate	$—	$67
Change in accounts payable related to distributions to noncontrolling interests	$75	$16
Reclassification of prepaid equity issuance costs to capital in excess of par value	$275	$—
Operating equipment received in transfer of operations	$—	$1,287
Increase in accounts payable related to transfer of operations	$—	$300

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Cumulative Dividends	Total National Health Investors, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances at December 31, 2022	43,388,742	$434	$1,599,427	$2,331,190	$(2,660,826)	$1,270,225	$9,856	$1,280,081
Noncontrolling interest capital contribution	—	—	—	—	—	—	2,000	2,000
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(273)	(273)
Net income, excluding a loss of $305, attributable to redeemable noncontrolling interest	—	—	—	34,484	—	34,484	4	34,488
Equity issuance costs	—	—	(275)	—	—	(275)	—	(275)
Share-based compensation	—	—	2,105	—	—	2,105	—	2,105
Dividends declared, $0.90 per common share	—	—	—	—	(39,050)	(39,050)	—	(39,050)
Activity for the three months ended March 31, 2023	—	—	1,830	34,484	(39,050)	(2,736)	1,731	(1,005)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(290)	(290)
Net income, excluding a loss of $270, attributable to redeemable noncontrolling interests	—	—	—	39,779	—	39,779	(62)	39,717
Grants of restricted stock	21,000	—	—	—	—	—	—	—
Shares issued on stock options exercised	99	—	—	—	—	—	—	—
Share-based compensation	—	—	769	—	—	769	—	769
Dividends declared, $0.90 per common share	—	—	—	—	(39,069)	(39,069)	—	(39,069)
Activity for the three months ended June 30, 2023	21,099	—	769	39,779	(39,069)	1,479	(352)	1,127
Balances at June 30, 2023	43,409,841	$434	$1,602,026	$2,405,453	$(2,738,945)	$1,268,968	$11,235	$1,280,203

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Cumulative Dividends	Total National Health Investors Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances at December 31, 2021	45,850,599	$459	$1,591,182	$2,416,713	$(2,501,271)	$1,507,083	$9,900	$1,516,983
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(243)	(243)
Net income	—	—	—	8,399	—	8,399	(153)	8,246
Taxes remitted on employee stock awards	—	—	(7)	—	—	(7)	—	(7)
Shares issued on stock options exercised	269	—	—	—	—	—	—	—
Share-based compensation	—	—	5,083	—	—	5,083	—	5,083
Dividends declared, $0.90 per common share	—	—	—	—	(41,265)	(41,265)	—	(41,265)
Activity for the three months ended March 31, 2022	269	—	5,076	8,399	(41,265)	(27,790)	(396)	(28,186)
Distributions declared to noncontrolling interests, excluding $24 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(243)	(243)
Net income, excluding a loss of $227 attributable to redeemable noncontrolling interests	—	—	—	21,673	—	21,673	20	21,693
Taxes remitted on employee stock awards	—	—	(7)	—	—	(7)	—	(7)
Shares issued on stock options exercised	463	—	—	—	—	—	—	—
Repurchases of common stock	(1,196,175)	(12)	—	(69,965)	—	(69,977)	—	(69,977)
Share-based compensation	—	—	1,428	—	—	1,428	—	1,428
Dividends declared, $0.90 per common share	—	—	—	—	(40,190)	(40,190)	—	(40,190)
Activity for the three months ended June 30, 2022	(1,195,712)	(12)	1,421	(48,292)	(40,190)	(87,073)	(223)	(87,296)
Balances at June 30, 2022	44,655,156	$447	$1,597,679	$2,376,820	$(2,582,726)	$1,392,220	$9,281	$1,401,501

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(unaudited)

Note 1. Organization and Nature of Business

National Health Investors, Inc. (“NHI,” the “Company,” “we,” “us,” or “our”), established in 1991 as a Maryland corporation, is a self-managed real estate investment trust (“REIT”) specializing in sale-leaseback, joint venture and mortgage and mezzanine financing of need-driven and discretionary senior housing and medical facility investments. We operate through two reportable segments: Real Estate Investments and Senior Housing Operating Portfolio (“SHOP”). Our Real Estate Investments segment consists of real estate investments and leases, mortgages and other notes receivable in independent living facilities (“ILF”), assisted living facilities (“ALF”), entrance-fee communities (“EFC”), senior living campuses (“SLC”), skilled nursing facilities (“SNF”) and a hospital (“HOSP”). As of June 30, 2023, we had gross investments of approximately $2.4 billion in 163 health care real estate properties located in 31 states and leased pursuant primarily to triple-net leases to 25 tenants consisting of 97 senior housing communities, 65 SNFs and one HOSP, excluding five properties classified as assets held for sale. Our portfolio of 14 mortgages along with other notes receivable totaled $238.9 million, excluding an allowance for expected credit losses of $15.0 million, as of June 30, 2023.

Our SHOP segment is comprised of two ventures that own the operations of ILFs. As of June 30, 2023, we had gross investments of approximately $341.0 million in 15 properties with a combined 1,734 units located in eight states that are operated on behalf of the Company by independent managers pursuant to the terms of separate management agreements that commenced April 1, 2022. The third-party managers, or related parties of the managers, own equity interests in the respective ventures.

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

Effective April 1, 2022 and at June 30, 2023, our consolidated total assets and liabilities include two consolidated ventures comprising our SHOP activities, each formed with a separate partner - Merrill Gardens, L.L.C. (“Merrill”) and DSHI NHI Holiday LLC (the “Discovery member”), a related party of Discovery Senior Living (“Discovery”). We consider both ventures to be VIEs as the members of each, as a group, lack the characteristics of a controlling financial interest. We are deemed to be the primary beneficiary of each VIE because we have the ability to control the activities that most significantly impact each VIE’s economic performance. The assets of the ventures primarily consist of real estate properties, cash and cash equivalents, and resident fees and services (accounts receivable). Their obligations primarily consist of operating expenses of the ILFs (accounts payable and accrued expenses) and capital expenditures for the properties. Aggregate assets of the consolidated SHOP ventures that can be used only to settle obligations of each respective SHOP venture primarily include approximately $259.1 million of real estate properties, net, $8.6 million of cash and cash equivalents, $3.0 million of prepaid expenses and other, and $0.5 million of accounts receivable, net. Liabilities of the consolidated SHOP ventures for which creditors do not have recourse to the general credit of the Company are not material. Reference Notes 5 and 10 for further discussion of these ventures.

We also consolidate two real estate partnerships formed with our partners, Discovery Senior Housing Investor XXIV, LLC, a related party of Discovery, and LCS Timber Ridge LLC (“LCS”), to invest in senior housing facilities. We consider both partnerships to be VIEs, as either the members, as a group, lack the characteristics of a controlling financial interest or the total equity at risk is insufficient to finance activities without additional subordinated financial support. NHI directs the activities that most significantly impact economic performance of these ventures, subject to limited protective rights extended to our partners for specified business decisions. Because of our control of these partnerships, we include their assets, liabilities, noncontrolling interests and operations in our condensed consolidated financial statements. The aggregate assets of these consolidated real estate partnerships that can be used only to settle obligations of each respective partnership include approximately $256.1 million of real estate properties, net, $9.2 million in straight-line receivables, $9.1 million of other assets, net, and $2.5 million of cash and cash equivalents. Liabilities of these partnerships for which creditors do not have recourse to the general credit of the Company are not material.

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

We have concluded that the Company is not the primary beneficiary for certain investments where we lack either directly or through related parties the power to direct the activities that most significantly impact their economic performance. Accordingly, we account for our transactions with these entities and their subsidiaries at either amortized cost or net realizable value for straight-line rent receivables, excluding our investments accounted for under the equity method. See Note 16 for information on unconsolidated VIEs.

Noncontrolling Interests

Contingently redeemable noncontrolling interests are recorded at their initial carrying amounts upon issuance and are subsequently adjusted to reflect their share of gains or losses and distributions attributable to the noncontrolling interests. In periods where they are or will become probable of redemption, an adjustment to the redemption value of the noncontrolling interests is also recognized through “Capital in excess of par value” on the Company’s Condensed Consolidated Balance Sheets and included in our computation of earnings per share. As of June 30, 2023, the Merrill SHOP venture noncontrolling interest was classified in mezzanine equity, as discussed further in Note 10.

We consolidate the real estate partnerships formed with Discovery in June 2019 and LCS in January 2020, both of which invest in senior housing facilities. The noncontrolling interests associated with these two consolidated real estate partnerships and our Discovery member SHOP venture were classified in equity as of June 30, 2023.

Cash and Cash Equivalents and Restricted Cash

Cash equivalents consist of all highly liquid investments with an original maturity of three months or less. Restricted cash includes amounts required to be held on deposit or subject to an agreement (e.g., with a qualified intermediary subject to an Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) Section 1031 exchange agreement or in accordance with agency agreements governing our mortgages).

The following table sets forth our “Cash and cash equivalents and restricted cash” reported within the Company’s Condensed Consolidated Statements of Cash Flows ($ in thousands):

	June 30, 2023	June 30, 2022
Beginning of period:
Cash and cash equivalents	$19,291	$37,412
Restricted cash (included in Other assets, net)	2,225	2,073
Cash, cash equivalents, and restricted cash	$21,516	$39,485
End of period:
Cash and cash equivalents	$17,411	$43,435
Restricted cash (included in Other assets, net)	1,863	2,625
Cash, cash equivalents, and restricted cash	$19,274	$46,060

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

During the three and six months ended June 30, 2023, we recognized impairment charges of approximately $0.1 million and $0.5 million, respectively, included in “Loan and realty losses (gains)” in our Condensed Consolidated Statements of Income. Reference Note 3 for more discussion.

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

As of June 30, 2023, we had three tenants, including Bickford Senior Living (“Bickford”) on the cash basis of revenue recognition for their lease arrangements. Reference Note 3 for further discussion.

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

Interest Income from Mortgage and Other Notes Receivable

Interest income is recognized based on the interest rates and principal amounts outstanding on the notes receivable. We identify a mortgage note as non-performing if a required payment is not received within 30 days of the date it is due and a borrower’s current financial condition indicates a probability it cannot pay its current contractual amounts. A non-performing loan is returned to accrual status at such time as the note becomes contractually current and management believes all future principal and interest will be received according to the contractual terms of the note. As of June 30, 2023, we have a mortgage note receivable and a mezzanine loan totaling an aggregate of $24.5 million with affiliates of one operator/borrower designated as non-performing.

Income Taxes

We intend at all times to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code. Accordingly, we will generally not be subject to U.S. federal income tax, provided that we continue to qualify as a REIT and make distributions to stockholders equal to or in excess of 90% our taxable income. Certain activities that we undertake may be conducted by entities that have elected to be treated as TRSs. TRSs are subject to federal, state, and local income taxes. Accordingly, a provision for income taxes has been made in the condensed consolidated financial statements. A failure to qualify under the applicable REIT qualification rules and regulations would have a material adverse impact on our financial position, results of operations and cash flows.

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

Earnings Per Share

Our unvested restricted stock awards contain non-forfeitable rights to dividends, and accordingly, these awards are deemed to be participating securities. Therefore, the Company applies the two-class method to calculate basic and diluted earnings. Under the two-class method, we allocate net income attributable to stockholders to common stockholders and holders of unvested restricted stock by using the weighted-average shares of each class outstanding for quarter-to-date and year-to-date periods, based on their respective participation rights to dividends declared and undistributed earnings. Basic earnings per common share is computed by dividing net income attributable to common stockholders by the weighted number of shares of common stock outstanding during the period. Diluted earnings per common share reflects the effect of dilutive securities.

Reclassifications

In prior years, the Company presented "Cumulative dividends in excess of net income" as a single line item on the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Equity. Beginning January 1, 2023, the Company separated this line item into two components, "Retained earnings" and "Cumulative dividends," and reclassified prior year information to conform to the current period presentation.

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

Asset Dispositions

During the six months ended June 30, 2023, we completed the following dispositions of real estate properties within our Real Estate Investments portfolio as described below ($ in thousands):

Operator	Date	Properties	Asset Class	Net Proceeds	Net Real Estate Investment	Gain	Impairment[2]
BAKA Enterprises, LLC[1,3]	Q1 2023	1	ALF	$7,478	$7,505	$—	$(27)
Bickford[1]	Q1 2023	1	ALF	2,553	1,421	1,132	—
Chancellor Senior Living[1,3]	Q2 2023	1	ALF	2,355	1,977	378	—
Milestone Retirement[1,3,4]	Q2 2023	2	ALF	3,803	3,934	—	(131)
Chancellor Senior Living[1,3]	Q2 2023	1	ALF	7,633	6,140	1,493	—
Milestone Retirement[1,3,4]	Q2 2023	1	ALF	1,602	1,452	150	—
Chancellor Senior Living	Q2 2023	1	ALF	23,724	14,476	9,248	—
				$49,148	$36,905	$12,401	$(158)

1 Assets were previously classified as “Assets held for sale” in the Consolidated Balance Sheet at December 31, 2022.
2 Impairments are included in “Loan and realty losses (gains)” in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2023.
3 Total impairment charges previously recognized on these properties were $13.3 million in the aggregate.
4 The Company provided aggregate financing of approximately $0.7 million, net of discounts, on these transactions in the form of notes receivable.

Assets Held for Sale and Long-Lived Assets

The following is a summary of our assets held for sale ($ in thousands):

	As of	As of
	June 30, 2023	December 31, 2022
Number of properties	5	13
Real estate, net	$13,167	$43,302

Rental income associated with assets held for sale totaled $0.6 million and $1.6 million for the three and six months ended June 30, 2023, respectively, and $0.4 million and $1.1 million for the three and six months ended June 30, 2022, respectively. During the first quarter of 2023, one property in our Real Estate Investments portfolio was classified as held for sale with a net real estate balance of $5.0 million and two properties, previously classified as held for sale with an aggregate net real estate balance of $12.3 million, were reclassified as held for use.

During the three and six months ended June 30, 2023, we recorded impairment charges of approximately $0.1 million on two properties and approximately $0.5 million on three properties, respectively, which were sold or classified as held for sale related to our Real Estate Investments portfolio. The impairment charges are included in “Loan and realty losses (gains)” in the Condensed Consolidated Statements of Income.

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

Third Quarter 2023 Dispositions

During the third quarter of 2023, we sold one ALF located in Oregon for approximately $2.9 million in cash consideration, net of transaction costs. The property was classified in assets held for sale on the Condensed Consolidated Balance Sheet as of June 30, 2023 with an aggregate book value of $2.3 million. Prior impairment charges recognized on the property totaled $3.1 million.

Tenant Concentration

The following table contains information regarding concentration in our Real Estate Investments portfolio of tenants or affiliates of tenants, that exceed 10% of total revenues for the six months ended June 30, 2023 and 2022, excluding $2.6 million for our corporate office, a credit loss reserve of $15.0 million and $341.0 million in assets for the SHOP segment ($ in thousands):

	as of June 30, 2023			Revenues[1]
	Asset	Gross Real	Notes	Six Months Ended June 30,
	Class	Estate	Receivable	2023		2022

Senior Living Communities, LLC (“Senior Living”)	EFC	$573,631	$48,950	$25,658	16%	$25,549	19%
Bickford[2]	ALF	430,217	16,875	19,977	12%	N/A	N/A
National HealthCare Corporation (“NHC”)	SNF	133,770	—	18,983	12%	18,597	14%
Holiday Retirement[3]	ILF	—	—	N/A	N/A	16,680	13%
All others, net	Various	1,292,606	173,044	66,323	41%	53,214	41%
Escrow funds received from tenants
for property operating expenses	Various	—	—	5,830	4%	5,195	4%
		$2,430,224	$238,869	136,771		119,235
Resident fees and services[4]				23,493	15%	11,992	9%
				$160,264		$131,227
1 Includes interest income on notes receivable and rental income from properties classified as held for sale.

2 Revenues are included in “All others”, net since they are less than 10% for the six months ended June 30, 2022.
3 Revenues for the six months ended June 30, 2022 include an $8.8 million lease deposit recognized in the first quarter of 2022 and $6.9 million in escrow cash received in the second quarter of 2022.
4 There is no tenant concentration in resident fees and services because these agreements are with individual residents.

At June 30, 2023, the two states in which we had an investment concentration of 10% or more were South Carolina (12.1%) and Texas (10.7%).

Senior Living

As of June 30, 2023, we leased ten retirement communities to Senior Living. We recognized straight-line rent revenue of $(0.6) million and $0.2 million from Senior Living for six months ended June 30, 2023 and 2022, respectively.

NHC

As of June 30, 2023, we leased three ILFs and 32 SNFs to NHC, a publicly held company, under a master lease (four of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC). Straight-line rent of $(0.6) million was recognized for NHC for the six months ended June 30, 2023. For the six months ended June 30, 2022, NHC rent escalations were based primarily on a percentage increase in revenue over a base year that did not give rise to non-cash, straight-line rental income.

Two of the members of our Board of Directors, including our chairman, are also members of NHC’s board of directors.

Bickford

As of June 30, 2023, we leased 39 facilities under four leases to Bickford. During the second quarter of 2022, we converted Bickford to the cash basis of revenue recognition based upon information obtained from Bickford regarding its financial condition that raised substantial doubt as to its ability to continue as a going concern. As a result, we wrote off approximately $18.1 million of straight-line rents receivable and $7.1 million of lease incentives, that were included in “Other assets” on the Condensed Consolidated Balance Sheet, to rental income in the second quarter of 2022.

During the three and six months ended June 30, 2023, Bickford repaid $0.4 million and $0.6 million, respectively, of its outstanding pandemic-related deferrals in addition to the reduction in deferrals of $2.5 million recognized in connection with the acquisition of the ALF located in Chesapeake, Virginia from Bickford. As of June 30, 2023, Bickford’s outstanding pandemic-related deferrals were $19.8 million.

Cash Basis Operators

Cash rent received from Bickford for the three and six months ended June 30, 2023 was $8.1 million and $15.9 million, respectively, which excludes $2.5 million of rental income related to the reduction of pandemic-related rent deferrals recognized in connection with the acquisition of the ALF in the first quarter of 2023 located in Chesapeake, Virginia discussed above.

We placed two additional operators on the cash basis of accounting for their leases during 2022. Rental income associated with these tenants totaled $2.3 million and $6.5 million for the three and six months ended June 30, 2023, respectively.

Tenant Purchase Options

Certain of our leases contain purchase options allowing tenants to acquire the leased properties. At June 30, 2023, we had tenant purchase options on three properties with an aggregate net investment of $59.2 million that will become exercisable between 2027 and 2028. Rental income from these properties with tenant purchase options was $1.8 million and $3.6 million for the three and six months ended June 30, 2023, respectively, and $1.7 million and $3.5 million for the three and six months ended June 30, 2022, respectively.

We cannot reasonably estimate at this time the probability that any purchase options will be exercised in the future. Consideration to be received from the exercise of any tenant purchase option is expected to exceed our net investment in the leased property or properties.

Future Minimum Base Rent

Future minimum lease payments to be received by us under our operating leases at June 30, 2023, are as follows ($ in thousands):

Remainder of 2023	$112,857
2024	236,575
2025	240,463
2026	246,996
2027	201,486
2028	195,894
Thereafter	658,406
$1,892,677

Variable Lease Payments

Most of our existing leases contain annual escalators in rent payments. Some of our leases contain escalators that are determined annually based on a variable index or other factors that are indeterminable at the inception of the lease. The table below indicates the revenue recognized as a result of fixed and variable lease escalators ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Lease payments based on fixed escalators	$53,538	$58,648	$112,827	$118,115
Lease payments based on variable escalators	2,103	1,258	3,696	2,486
Straight-line rent income, net of write-offs	2,875	(14,915)	4,972	(13,836)
Escrow funds received from tenants for property operating expenses	3,212	2,157	5,830	5,195
Amortization and write-off of lease incentives	(776)	(7,166)	(1,075)	(7,419)
Rental income	$60,952	$39,982	$126,250	$104,541

Note 4. Mortgage and Other Notes Receivable

At June 30, 2023, our investments in mortgage notes receivable totaled $155.2 million secured by real estate and other assets of the borrowers (e.g., Uniform Commercial Code liens on personal property) related to 14 facilities and in other notes receivable totaled $83.7 million, substantially all of which are guaranteed by significant parties to the notes or by cross-collateralization of properties with the same owner. These balances exclude a credit loss reserve of $15.0 million at June 30, 2023. We have a mortgage note receivable of $10.0 million and a mezzanine loan of $14.5 million with affiliates of one operator/borrower designated as non-performing at June 30, 2023 and December 31, 2022. This operator/borrower is also one of the tenants on the cash basis of accounting for its leases. Interest income recognized, representing cash received, from these non-performing loans was $0.4 million and $0.8 million, respectively for the three and six months ended June 30, 2023. Interest income recognized for the three and six months ended June 30, 2022 was $0.3 million and $0.7 million, respectively. All other loans were on full accrual basis at June 30, 2023 and December 31, 2022.

Montecito Medical Real Estate

We have a $50.0 million mezzanine loan and security agreement with Montecito Medical Real Estate for a fund that invests in medical real estate, including medical office buildings, throughout the United States. As of June 30, 2023, we have funded $20.3 million of our commitment that was used to acquire nine medical office buildings for a combined purchase price of approximately $86.7 million. For both the three and six months ended June 30, 2023 and 2022, we received interest of $0.5 million and $0.9 million, respectively.

The mezzanine loan and security agreement was modified in April 2022, so that the two real estate investments funded in the second quarter of 2022 accrue interest at an annual rate of 7.5% that is paid monthly in arrears plus an additional annual rate of

4.5% to be paid upon certain future events including repayments, sales of fund investments, and refinancings (the “Deferred Interest”). Prior borrowings under the mezzanine loan and security agreement bear interest at an annual rate of 9.5% and accrue an additional 2.5% in Deferred Interest. The Deferred Interest will be recognized as interest income upon receipt. Funds drawn in accordance with this agreement are required to be repaid on a per-investment basis five years from deployment of the funds for the applicable investment, subject to two one-year extensions.
Bickford Construction and Mortgage Loans

As of June 30, 2023, we had one fully funded construction loan of $14.7 million to Bickford. The construction loan is secured by a first mortgage lien on substantially all of the related real and personal property as well as a pledge of any and all leases or agreements which may grant a right of use to the property. Usual and customary covenants extend to the agreement, including the borrower’s obligation for payment of insurance and taxes. NHI has a fair market value purchase option on the property upon stabilization of the underlying operations. On certain development projects, Bickford is entitled to up to $2.0 million per project in incentives based on the achievement of predetermined operational milestones and, if funded, will increase NHI's future purchase price and eventual lease payments to NHI.

As part of the sale of six properties to Bickford in 2021, we hold a $13.0 million second mortgage as a component of the purchase price consideration. This second mortgage note receivable bears interest at a 10% annual rate and matures in April 2026. Interest income was $0.3 million and $0.6 million for the three and six months ended June 30, 2023, respectively and $0.3 million and $0.7 million for the three and six months ended June 30, 2022, respectively, related to the second mortgage. We did not include this note receivable in the determination of the gain recognized upon sale of the portfolio. Therefore, this note receivable is not reflected in “Mortgage and other notes receivable, net” in the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022. During the three and six months ended June 30, 2023, Bickford repaid $0.1 million and $0.2 million of principal, respectively, on this note receivable which is reflected in “Gains on sale of real estate, net” in the Condensed Consolidated Statements of Income.

Senior Living

We have provided a $20.0 million revolving line of credit to Senior Living whose borrowings under the revolver are to be used for working capital needs and to finance construction projects within its portfolio, including building additional units. Beginning January 1, 2025, availability under the revolver will reduce to $15.0 million. The revolver matures in December 2029 at the time of lease maturity. At June 30, 2023, the $16.3 million outstanding under the revolver bears interest at 8.0% per annum.

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

Credit Loss Reserve

Our principal measures of credit quality, except for construction mortgages, are debt service coverage for amortizing loans and interest or fixed charge coverage for non-amortizing loans, collectively referred to as “Coverage.” A Coverage ratio provides a measure of the borrower’s ability to make scheduled principal and interest payments. The Coverage ratios presented in the table below have been calculated utilizing the most recent date for which data is available, March 31, 2023, using EBITDARM (earnings before interest, taxes, depreciation, amortization, rent and management fees) and the requisite debt service, interest service or fixed charges, as defined in the applicable loan agreement. We categorize Coverage into three levels: (i) more than 1.5x, (ii) between 1.0x and 1.5x, and (iii) less than 1.0x. We update the calculation of Coverage on a quarterly basis. Coverage is not a meaningful credit quality indicator for construction mortgages as either these developments are not generating any operating income, or they have insufficient operating income as occupancy levels necessary to stabilize the properties have not yet been achieved. We measure credit quality for these mortgages by considering the construction and stabilization timeline and the financial condition of the borrower as well as economic and market conditions.

We consider the guidance in ASC 310-20 when determining whether a modification, extension or renewal constitutes a current period origination. The credit quality indicator as of June 30, 2023, is presented below for the amortized cost, net by year of origination ($ in thousands):

	2023	2022	2021	2020	2019	Prior	Total
Mortgages
more than 1.5x	$—	$64,198	$—	$22,278	$32,700	$2,694	$121,870
between 1.0x and 1.5x	—	—	—	—	—	14,700	14,700
less than 1.0x	—	—	—	2,174	6,423	—	8,597
	—	64,198	—	24,452	39,123	17,394	145,167
Mezzanine
more than 1.5x	490	—	17,695	—	—	—	18,185
between 1.0x and 1.5x	—	—	23,951	—	—	—	23,951
less than 1.0x	214	—	—	—	—	8,126	8,340
	704	—	41,646	—	—	8,126	50,476
Non-performing
less than 1.0x	—	—	—	—	—	24,500	24,500
	—	—	—	—	—	24,500	24,500
Revolver
between 1.0x and 1.5x							18,726
							18,726
					Credit loss reserve		(15,017)
							$223,852

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

The allowance for expected credit losses is presented in the following table for the six months ended June 30, 2023 ($ in thousands):

Beginning balance at January 1, 2023	$15,338
Provision for expected credit losses	(321)
Balance at June 30, 2023	$15,017

Note 5. Senior Housing Operating Portfolio Formation Activities

Effective April 1, 2022 we transitioned the operations of 15 ILFs previously leased pursuant to a triple-net lease into two new ventures comprising our SHOP activities. These new ventures, consolidated by the Company, are structured to comply with REIT requirements and utilize the TRS for activities that would otherwise be non-qualifying for REIT purposes. The properties in each venture are operated by a property manager in exchange for a management fee. The equity structure of these ventures is comprised of preferred and common equity interests. The Company owns 100% of the preferred equity interests in these ventures with an annual fixed preferred return of approximately $10.2 million as of June 30, 2023. Additionally, the managers, or related parties of the managers, own common equity interests in their respective ventures. Each venture is discussed in more detail below.

Merrill Managed Portfolio

We transferred six ILFs located in California and Washington into a consolidated venture with Merrill. Merrill initially contributed $10.6 million in cash for its 20% common equity interest in the venture. In the second quarter of 2023, the members contributed an additional $4.6 million to fund additional capital expenditures, of which Merrill contributed $0.9 million in cash in accordance with its common equity interest percentage in the venture. The operating agreement provides for contingent distributions to the members based on the attainment of certain yields on investment calculated on an annual basis.

The properties are managed by Merrill pursuant to a management agreement with an initial term through March 2032 that automatically renews on a year-to-year basis thereafter unless terminated by either party with notice. The management agreement entitles Merrill to a base management fee of 5% of net revenue and a real estate services fee of 5% of real estate costs incurred during any calendar year that exceed $1,000 times the number of units at each facility. Given certain provisions of the operating agreement, including provisions related to a Company change in control, the noncontrolling interest associated with the venture was determined to be contingently redeemable and classified in mezzanine equity, as discussed further in Note 10.

Discovery Managed Portfolio

We transferred nine ILFs located in Arkansas, Georgia, Ohio, Oklahoma, New Jersey, and South Carolina into a consolidated venture with the Discovery member, a related party of Discovery. The Discovery member contributed $1.1 million in cash for its 2% common equity interest in the venture. The operating agreement provides for contingent distributions to the members based on the attainment of certain yields on investment calculated on an annual basis. The noncontrolling interest is included in “Equity” on the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022.

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

We account for our investment in Timber Ridge OpCo under the equity method and decrease the carrying value of our investment for losses in the entity and distributions to NHI for cumulative amounts up to and including our basis plus any guaranteed or implied commitments to fund operations. In February 2023, we received $2.5 million from Timber Ridge Opco representing the Company’s proportionate share of the lease incentive earned, as discussed in Note 7, based on its equity interest in the entity. Our guaranteed and implied commitments are currently limited to the additional $5.0 million under the revolving credit facility and the $2.5 million lease incentive distribution received. As of June 30, 2023, we have recognized our share of Timber Ridge OpCo’s operating losses in excess of our initial investment. These cumulative losses of $5.0 million in excess of our original basis and the $2.5 million lease incentive distribution received are included in “Accounts payable and accrued expenses” in our Condensed Consolidated Balance Sheet as of June 30, 2023. Excess unrecognized equity method losses for the three and six months ended June 30, 2023 were $0.7 million and $1.3 million, respectively, and $0.9 million and $1.6 million for the three and six months ended June 30, 2022, respectively. Cumulative unrecognized losses were $7.2 million through June 30, 2023. We recognized gains of approximately $0.3 million and $0.6 million, representing cash distributions received related to our investment in Timber Ridge OpCo for the three and six months ended June 30, 2022, respectively.

The Timber Ridge property is subject to early resident mortgages secured by a Deed of Trust and Indenture of Trust (the “Deed and Indenture”). As part of our acquisition, NHI-LCS JV I, LLC (“Timber Ridge PropCo”) acquired the Timber Ridge CCRC property and a subordination agreement was entered into pursuant to which the trustee acknowledged and confirmed that the security interests created under the Deed and Indenture were subordinate to any security interests granted in connection with the loan made by NHI to Timber Ridge PropCo. In addition, under the terms of the resident loan assumption agreement, during the term of the lease (seven years with two renewal options), Timber Ridge OpCo is to indemnify Timber Ridge PropCo for any repayment by Timber Ridge PropCo of these liabilities under the guarantee. As a result of the subordination and resident loan assumption agreements, no liability has been recorded as of June 30, 2023. The balance secured by the Deed and Indenture was $12.9 million at June 30, 2023.

Note 7. Other Assets

Other assets, net consist of the following ($ in thousands):

	June 30, 2023	December 31, 2022
SHOP accounts receivable, net of allowance of $488 and $375, and other assets	$1,781	$1,341
Real estate investments accounts receivable and prepaid expenses	4,637	3,621
Lease incentive payments, net	12,115	3,190
Regulatory escrows	6,208	6,208
Restricted cash	1,863	2,225
	$26,604	$16,585

In February 2023, Timber Ridge PropCo, the consolidated senior housing partnership with LCS that owns the Timber Ridge CCRC, paid a $10.0 million lease incentive earned by Timber Ridge OpCo. The lease incentive is being amortized on a straight-line basis through the remaining initial lease term ending January 2027.

Note 8. Debt

Debt consists of the following ($ in thousands):

	June 30, 2023	December 31, 2022
Revolving credit facility - unsecured	$196,000	$42,000
Bank term loans - unsecured	200,000	240,000
2031 Senior notes - unsecured, net of discount of $2,439 and $2,600	397,561	397,400
Private placement notes - unsecured	275,000	400,000
Fannie Mae term loans - secured, non-recourse	76,446	76,649
Unamortized loan costs	(10,192)	(8,538)
	$1,134,815	$1,147,511

Aggregate principal maturities of debt as of June 30, 2023 are as follows ($ in thousands):

Remainder of 2023	$50,205
2024	75,425
2025	325,816
2026	196,000
2027	100,000
2028	—
Thereafter	400,000
1,147,446
Less: discount	(2,439)
Less: unamortized loan costs	(10,192)
$1,134,815

Unsecured revolving credit facility and bank term loans

On March 31, 2022, we entered into an unsecured revolving credit agreement (the “2022 Credit Agreement”) providing us with a $700.0 million unsecured revolving credit facility, replacing our previous $550.0 million unsecured revolver. The 2022 Credit Agreement matures in March 2026, but may be extended at our option, subject to the satisfaction of certain conditions, for two additional six-month periods. Borrowings under the 2022 Credit Agreement bear interest, at our election, at one of the following (i) Term Secured Overnight Financing Rate (“SOFR”) (plus a credit spread adjustment) plus a margin ranging from

0.725% to 1.40%, (ii) Daily SOFR (plus a credit spread adjustment) plus a margin ranging from 0.725% to 1.40% or (iii) the base rate plus a margin ranging from 0.00% to 0.40%. In each election, the actual margin is determined according to our credit ratings. The base rate means, for any day, a fluctuating rate per annum equal to the highest of (i) the agent’s prime rate, (ii) the federal funds rate on such day plus 0.50% or (iii) the adjusted Term SOFR for a one-month tenor in effect on such day plus 1.0%. In addition, the 2022 Credit Agreement requires a facility fee equal to 0.125% to 0.30%, based on our credit rating.

In the first quarter of 2023, we repaid $20.0 million of a term loan with a maturity of September 2023 (the “2023 Term Loan”). In June 2023, we entered into a two-year $200.0 million term loan agreement (the “2025 Term Loan”) bearing interest at a variable rate which is SOFR-based with a margin determined according to our credit ratings plus a 0.10% credit spread adjustment. The Company incurred approximately $2.7 million of deferred financing cost associated with this loan. The 2025 Term Loan proceeds were used to repay a portion of the remaining $220.0 million 2023 Term Loan balance. Accrued interest on borrowings was consistent with the new 2025 Term Loan. Upon repayment, we expensed approximately $0.1 million of unamortized loan costs associated with this loan which are included in “Loss on early retirement of debt”.

At June 30, 2023, we had $504.0 million available to draw on the revolving portion of our credit facility, subject to usual and customary covenants. Among other stipulations, the unsecured credit facility agreement requires that we maintain certain financial ratios within limits set by our creditors. At June 30, 2023, we were in compliance with these ratios.

Pinnacle Bank is a participating member of our banking group. A member of NHI’s Board of Directors and chairperson of the Audit Committee of the Board of Directors is also the chairman of Pinnacle Financial Partners, Inc., the holding company for Pinnacle Bank. NHI’s local banking transactions are conducted primarily through Pinnacle Bank.

2031 Senior Notes

In January 2021, we issued $400.0 million aggregate principal amount of 3.00% senior notes that mature on February 1, 2031 and pay interest semi-annually (the “2031 Senior Notes”). The 2031 Senior Notes were sold at an issue price of 99.196% of face value before the underwriters’ discount. Our net proceeds from the 2031 Senior Notes offering, after deducting underwriting discounts and expenses, were approximately $392.3 million. The 2031 Senior Notes are subject to affirmative and negative covenants, including financial covenants with which we were in compliance at June 30, 2023.

Private Placement Notes

In January 2023, we repaid the $125.0 million of the private placement notes due January 2023 primarily with proceeds from the revolving credit facility.

Our remaining unsecured private placement notes as of June 30, 2023, payable interest-only, are summarized below ($ in thousands):

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

Fannie Mae Term Loans

As of June 30, 2023, we had $60.1 million in Fannie Mae term-debt financing, that originated in March 2015, requiring interest-only payments at an annual rate of 3.79% with a 10-year maturity. The mortgages are non-recourse and secured by 11 properties leased to Bickford. In a December 2017 acquisition, we assumed additional Fannie Mae debt that amortizes through 2025 when a balloon payment will be due, is subject to prepayment penalties until 2024, bears interest at a nominal rate of 4.6%, and has a remaining balance of $16.3 million at June 30, 2023. Collectively, this debt is secured by properties having a net book value of $102.6 million at June 30, 2023.

Interest Expense

The following table summarizes interest expense ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest expense on debt at contractual rates	$13,612	$10,262	$27,052	$19,819
Capitalized interest	(22)	(9)	(41)	(10)
Amortization of debt issuance costs, debt discount and other	604	609	1,210	1,251
Total interest expense	$14,194	$10,862	$28,221	$21,060

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

As of June 30, 2023, we had working capital, construction and mezzanine loan commitments to six operators or borrowers for an aggregate of $145.4 million, of which we had funded $97.8 million toward these commitments. Loan funded amounts do not reflect the effects of discounts or commitment fees.

As of June 30, 2023, we had $23.2 million of development commitments for construction and renovation for seven properties of which we had funded $18.0 million toward these commitments. One of our consolidated real estate partnerships, NHI REIT of DSL PropCo, LLC, has committed to fund up to $2.0 million toward the purchase of condominium units located at one of the facilities of which $1.0 million had been funded as of June 30, 2023.

As of June 30, 2023, we had an aggregate of $13.9 million in remaining contingent lease inducement commitments in five lease agreements which are generally based on the performance of facility operations and may or may not be met by the tenant. In the six months ended June 30, 2023, we funded $10.0 million to Timber Ridge OpCo based upon the achievement of all performance conditions as discussed in Note 7.

The credit loss liability for unfunded loan commitments is estimated using the same methodology as used for our funded mortgage and other notes receivable based on the estimated amount that we expect to fund. We applied the same market adjustments as discussed in Note 4.

The liability for expected credit losses on our unfunded loans reflected in “Accounts payable and accrued expenses” on the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 is presented in the following table for the six months ended June 30, 2023 ($ in thousands):

Beginning balance January 1, 2023	$683
Provision for expected credit losses	(380)
Balance at June 30, 2023	$303

The disposal transactions for three Bickford properties in the second quarter of 2022 included $2.4 million in contingent consideration representing cash placed in escrow to be returned to the buyers to the extent the sold properties generate negative monthly cash flows over the twelve months following the dates of sale. As of June 30, 2023, all the escrowed funds were returned to the buyers.

COVID-19 Pandemic Contingencies

Rental income for the three and six months ended June 30, 2023 includes $0.6 million and $3.4 million, respectively, related to repayments and other reductions of pandemic-related rent deferrals. Rental income for the six months ended June 30, 2023 includes the $2.5 million in reduced pandemic-related rent deferrals in connection with the acquisition of the ALF located in Chesapeake, Virginia discussed in Note 3. As of June 30, 2023, aggregate pandemic-related rent concessions granted to tenants that were initially accounted for as variable lease payments totaled approximately $29.5 million, net of cumulative repayments and other reductions of $7.0 million and excluding any interest accrued.

Pandemic-related rent concessions granted for the three and six months ended June 30, 2022 totaled approximately $2.9 million and $10.7 million, of which Bickford accounted for approximately $5.5 million, respectively.

Note 10. Redeemable Noncontrolling Interest

The interest held by Merrill in its SHOP venture was classified as a “Redeemable noncontrolling interest” in the mezzanine section between “Total liabilities” and “Stockholders’ equity” on our Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022. Certain provisions within the operating agreement of the Merrill venture provide Merrill with put rights upon certain contingent events that are not solely within the control of the Company. Therefore, Merrill’s noncontrolling interest was determined to be contingently redeemable. The redeemable noncontrolling interest is not currently redeemable and we concluded a contingent redemption event is not probable to occur as of June 30, 2023. Consequently, the noncontrolling interest will not be subsequently remeasured to its redemption amount until such contingent event and the related redemption are probable to occur. We will continue to reflect the attribution of gains or losses to the redeemable noncontrolling interest each period.

The following table presents the change in “Redeemable noncontrolling interest” for the six months ended June 30, 2023 ($ in thousands):

Six Months Ended
June 30, 2023
Balance at January 1,	$9,825
Contributions	922
Net loss	(575)
Balance at June 30,	$10,172

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

During the three and six months ended June 30, 2023, no common stock was repurchased. During 2022, cumulative repurchases through open market transactions totaled 2,468,354 shares of common stock for approximately $151.6 million. All shares received were constructively retired upon receipt, and reflected as a reduction to “Retained earnings” in the Condensed Consolidated Balance Sheet as of December 31, 2022.

In March 2023, we renewed our automatic “shelf” registration statement on Form S-3 and concurrently entered into a new equity distribution agreement whereby we can sell up to $500.0 million in common stock under an at-the-market (“ATM”) equity program. We incurred approximately $0.5 million in costs for these programs.

Dividends

The following table summarizes dividends declared by the Board of Directors or paid during the six months ended June 30, 2023 and 2022:

Six Months Ended June 30, 2023
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
November 6, 2022	December 30, 2022	January 27, 2023	$0.90
February 17, 2023	March 31, 2023	May 5, 2023	$0.90
May 5, 2023	June 30, 2023	August 4, 2023	$0.90

Six Months Ended June 30, 2022
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
November 5, 2021	December 31, 2021	January 31, 2022	$0.90
February 16, 2022	March 31, 2022	May 6, 2022	$0.90
May 6, 2022	June 30, 2022	August 5, 2022	$0.90

On August 4, 2023, the Board of Directors declared a $0.90 per share dividend payable to common stockholders of record on September 29, 2023, payable on November 3, 2023.

Note 12. Share-Based Compensation

The Company’s outstanding stock incentive awards have been granted under two incentive plans – the 2012 Stock Incentive Plan and the 2019 Stock Incentive Plan, which was amended and restated in May 2023 (collectively, the “2019 Plan”). During the six months ended June 30, 2023, we granted options to purchase 385,500 shares of common stock under the 2019 Plan.

The Amended and Restated 2019 Stock Incentive Plan, which was approved by stockholders in May 2023, increased the number of shares of common stock authorized for issuance under the 2019 Plan from 3,000,000 to 6,000,000 and added the ability of the Company to award shares of restricted stock and restricted stock units subject to such conditions and restrictions as the Company may determine. In May 2023, 21,000 shares of restricted stock were issued to executive officers with a grant date fair value of $49.30 based on the market value of our common stock on the date of grant. The restricted stock will vest over five years, with 20% vesting on each anniversary of the date of grant. The restricted stock awards contain non-forfeitable rights to dividends or dividend equivalents during the vesting periods.

The weighted average fair value of options granted during the six months ended June 30, 2023 and 2022 was $10.56 and $11.92 per option, respectively. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2023	2022
Dividend yield	7.0%	7.0%
Expected volatility	39.7%	49.3%
Expected lives	2.9 years	2.9 years
Risk-free interest rate	4.65%	1.75%

The following table summarizes our outstanding stock options:

			Weighted Average
	Number	Weighted Average	Remaining
	of Shares	Exercise Price	Contractual Life (Years)
Options outstanding, January 1, 2022	1,652,505	$78.10
Options granted	718,000	$53.62
Options exercised	(10,000)	$53.41
Options forfeited	(23,000)	$62.33
Options expired	(74,498)	$77.93
Options outstanding, June 30, 2022	2,263,007	$70.63

Exercisable at June 30, 2022	1,726,987	$74.18

Options outstanding, January 1, 2023	2,216,175	$70.97
Options granted	385,500	$54.73
Options exercised	(5,166)	$53.41
Options forfeited	(61,168)	$66.44
Options expired	(88,170)	$64.33
Options outstanding, June 30, 2023	2,447,171	$68.80	2.76

Exercisable at June 30, 2023	2,078,827	$71.40	2.51

At June 30, 2023, there was no intrinsic value of stock options outstanding and exercisable. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2023 and 2022 was $1.23 per share or less than $0.1 million and $4.94 per share or less than $0.1 million, respectively.

The following is a summary of share-based compensation expense, net of any forfeitures, included in “General and administrative expenses” in the Condensed Consolidated Statements of Income ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Share-based compensation components:
Restricted stock expense	$72	$—	$72	$—
Stock option expense	697	1,428	2,802	6,511
Total share-based compensation expense	$769	$1,428	$2,874	$6,511

As of June 30, 2023, unrecognized compensation expense totaling $3.6 million associated with stock-based awards is expected to be recognized over the following periods: remainder of 2023 - $1.7 million, 2024 - $1.4 million, 2025 - $0.3 million, 2026 - $0.1 million, thereafter - $0.1 million.

Note 13. Earnings Per Common Share

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per common share ($ in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$39,447	$21,466	$73,630	$29,712
Add: net loss attributable to noncontrolling interests	332	207	633	361
Net income attributable to stockholders	39,779	21,673	74,263	30,073
Less: net income attributable to unvested restricted stock awards	(19)	—	(19)	—
Net income attributable to common stockholders - basic	$39,760	$21,673	$74,244	$30,073

BASIC:
Weighted average common shares outstanding	43,388,753	45,708,238	43,388,748	45,779,433

DILUTED:
Weighted average common shares outstanding	43,388,753	45,708,238	43,388,748	45,779,433
Stock options	—	10,300	1,344	5,338
Weighted average dilutive common shares outstanding	43,388,753	45,718,538	43,390,092	45,784,771

Earnings per common share - basic	$0.92	$0.47	$1.71	$0.66
Earnings per common share - diluted	$0.92	$0.47	$1.71	$0.66

Incremental anti-dilutive shares excluded:
Net share effect of stock options with an exercise price in excess of the average market price for our common shares	903,425	503,862	776,771	488,187

Regular dividends declared per common share	$0.90	$0.90	$1.80	$1.80

Note 14. Fair Value of Financial Instruments

Carrying amounts and fair values of financial instruments that are not carried at fair value at June 30, 2023 and December 31, 2022 in the Condensed Consolidated Balance Sheets are as follows ($ in thousands):

	Carrying Amount		Fair Value Measurement
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Level 2
Variable rate debt	$389,769	$277,699	$396,000	$282,000
Fixed rate debt	$745,046	$869,812	$652,999	$773,994

Level 3
Mortgage and other notes receivable, net	$223,852	$233,141	$214,084	$227,611

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

Our chief operating decision maker evaluates performance based upon segment net operating income (“NOI”). We define NOI as total revenues, less tenant reimbursements and property operating expenses. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties. There were no intersegment transactions for both the three and six months ended June 30, 2023 and 2022. Capital expenditures for the six months ended June 30, 2023 were approximately $56.2 million for the Real Estate Investments segment and $3.0 million for the SHOP segment. Capital expenditures for the six months ended June 30, 2022 were approximately $7.0 million for the Real Estate Investments segment and $0.7 million for the SHOP segment.

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

Summary information for the reportable segments during the three months ended June 30, 2023 is as follows ($ in thousands):

For the three months ended June 30, 2023:	Real Estate Investment	SHOP	Non-segment/Corporate	Total
Rental income	$60,952	$—	$—	$60,952
Resident fees and services	—	11,793	—	11,793
Interest income and other	5,083	—	48	5,131
Total revenues	66,035	11,793	48	77,876
Senior housing operating expenses	—	9,682	—	9,682
Taxes and insurance on leased properties	3,212	—	—	3,212
NOI	62,823	2,111	48	64,982
Depreciation	15,477	2,239	14	17,730
Interest	766	—	13,428	14,194
Legal	—	—	174	174
Franchise, excise and other taxes	—	—	258	258
General and administrative	—	—	4,306	4,306
Loan and realty losses	186	—	—	186
Gains on sales of real estate, net	(11,366)	—	—	(11,366)
Gain on operations transfer	(20)	—	—	(20)
Loss on early retirement of debt	—	—	73	73
Net income (loss)	$57,780	$(128)	$(18,205)	$39,447

Total assets	$2,217,124	$271,359	$10,012	$2,498,495

For the three months ended June 30, 2022:	Real Estate Investment	SHOP	Non-segment/Corporate	Total
Rental income	$39,982	$—	$—	$39,982
Resident fees and services	—	11,992	—	11,992
Interest income and other	7,825	—	100	7,925
Total revenues	47,807	11,992	100	59,899
Senior housing operating expenses	—	9,113	—	9,113
Taxes and insurance on leased properties	2,157	—	—	2,157
NOI	45,650	2,879	100	48,629
Depreciation	15,638	2,116	18	17,772
Interest	771	—	10,091	10,862
Legal	—	—	339	339
Franchise, excise and other taxes	—	—	225	225
General and administrative	—	—	5,049	5,049
Loan and realty losses	4,094	—	—	4,094
Gains on sales of real estate, net	(10,521)	—	—	(10,521)
Loss on operations transfer, net	729	—	—	729
Gain on note receivable payoff	(1,113)	—	—	(1,113)
Gains from equity method investment	(273)	—	—	(273)
Net income (loss)	$36,325	$763	$(15,622)	$21,466

Total assets	$2,277,599	$277,155	$32,537	$2,587,291

For the six months ended June 30, 2023:	Real Estate Investment	SHOP	Non-segment/Corporate	Total
Rental income	$126,250	$—	$—	$126,250
Resident fees and services	—	23,493	—	23,493
Interest income and other	10,391	—	130	10,521
Total revenues	136,641	23,493	130	160,264
Senior housing operating expenses	—	19,481	—	19,481
Taxes and insurance on leased properties	5,830	—	—	5,830
NOI	130,811	4,012	130	134,953
Depreciation	30,854	4,466	27	35,347
Interest	1,525	—	26,696	28,221
Legal	—	—	297	297
Franchise, excise and other taxes	—	—	441	441
General and administrative	—	—	9,959	9,959
Loan and realty gains	(232)	—	—	(232)
Gains on sales of real estate, net	(12,763)	—	—	(12,763)
Gain on operations transfer, net	(20)	—	—	(20)
Loss on early retirement of debt	—	—	73	73
Net income (loss)	$111,447	$(454)	$(37,363)	$73,630

For the six months ended June 30, 2022:	Real Estate Investment	SHOP	Non-segment/Corporate	Total
Rental income	$104,541	$—	$—	$104,541
Resident fees and services	—	11,992	—	11,992
Interest income and other	14,542	—	152	14,694
Total revenues	119,083	11,992	152	131,227
Senior housing operating expenses	—	9,113	—	9,113
Taxes and insurance on leased properties	5,195	—	—	5,195
NOI	113,888	2,879	152	116,919
Depreciation	33,892	2,116	36	36,044
Interest	1,534	—	19,526	21,060
Legal	—	—	2,166	2,166
Franchise, excise and other taxes	—	—	469	469
General and administrative	—	—	13,150	13,150
Loan and realty losses	28,622	—	—	28,622
Gains on sales of real estate, net	(13,502)	—	—	(13,502)
Loss on operations transfer, net	729	—	—	729
Gain on note receivable payoff	(1,113)	—	—	(1,113)
Loss on early retirement of debt	—	—	151	151
Gains from equity method investment	(569)	—	—	(569)
Net income (loss)	$64,295	$763	$(35,346)	$29,712

Note 16. Unconsolidated Variable Interest Entities

The Company’s unconsolidated VIEs are summarized below by date of initial involvement. For further discussion of the nature of the relationships, including the sources of exposure to these VIEs, see the notes to our condensed consolidated financial statements cross-referenced below ($ in thousands).

Date	Name	Source of Exposure	Carrying Amount	Maximum Exposure to Loss	Note Reference
2014	Senior Living	Notes and straight-line receivable	$90,059	$93,809	Notes 3, 4
2016	Senior Living Management	Notes	$24,500	$24,500	—
2018	Bickford	Notes and funding commitment	$17,105	$29,912	Notes 3, 4
2019	Encore Senior Living	Various[1]	$49,582	$56,166	—
2020	Timber Ridge OpCo	Various[2]	$2,605	$7,605	Notes 6, 7
2020	Watermark Retirement	Notes and straight-line receivable	$8,754	$11,278	—
2021	Montecito Medical Real Estate	Notes and funding commitment	$20,372	$50,117	Note 4
2021	Vizion Health	Notes and straight-line receivable	$18,994	$18,994	—
2021	Navion Senior Solutions	Various[3]	$8,820	$8,820	—
2023	Kindcare Senior Living	Notes	$704	$704	—

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

In the future, NHI may be deemed the primary beneficiary of the operations if the tenants or borrowers do not have adequate liquidity to accept the risks and rewards as the tenants and operators of the properties and NHI may be required to consolidate the financial position and results of operations of the tenants or borrowers into our condensed consolidated financial statements.

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

Cautionary Statement Regarding Forward Looking Statements

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

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of factors, many of which are outside of our control, including, but not limited to, the following:

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

*We are exposed to the risk that our assets may be subject to impairment charges;

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

*Our ownership of and relationship with any taxable REIT subsidiary (“TRS”) that we have formed or will form will be limited and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax;

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

See the notes to the annual audited consolidated financial statements in our most recent Annual Report on Form 10-K for the year ended December 31, 2022, “Business” and “Risk Factors” under Part I, Item 1 and Item 1A, respectively, therein and “Risk Factors” under Part II, Item 1A of this Quarterly Report on Form 10-Q for a further discussion of these and of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. You should carefully consider these risks before making any investment decisions in the Company. These risks and uncertainties are not the only ones facing the Company. There may be additional risks that we do not presently know of and or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition, results of operations, or cash flows could be materially and adversely affected. In that case, the trading price of our shares of stock could decline and you may lose part or all of your investment. Given these risks and uncertainties, we can give no assurance that these forward-looking statements will, in fact, occur. We caution readers not to place undue reliance on such forward-looking statements, which speak only as of the dates made. We undertake no obligation to revise or update any of the forward-looking statements to reflect subsequent events or circumstances except to the extent required by applicable law.

Executive Overview

National Health Investors, Inc., established in 1991 as a Maryland corporation, is a self-managed REIT specializing in sale leaseback, joint-venture, and mortgage and mezzanine financing of need-driven and discretionary senior housing and medical facility investments. We operate through two reportable business segments: Real Estate Investments and SHOP. Our Real Estate Investments segment consists of real estate investments and leases, mortgages and other notes receivable in independent living facilities (“ILFs”), assisted living facilities, entrance-fee communities, senior living campuses, skilled nursing facilities and a hospital. We fund our real estate investments primarily through: (1) operating cash flow, (2) debt, including note offerings, bank lines of credit and term debt, both unsecured and secured, and (3) the sale of equity securities. Our SHOP segment is comprised of the operations of 15 ILFs that provide residential living and other services for residents located throughout the United States that are operated on behalf of the Company by independent managers pursuant to the terms of separate management agreements. The third-party managers, or related parties of the managers, own equity interests in the respective ventures.

Real Estate Investment Portfolio

As of June 30, 2023, we had investments in real estate and mortgage and other notes receivable involving 177 facilities located in 31 states. These investments involve 104 senior housing properties, 72 skilled nursing facilities and one hospital, excluding five properties classified as assets held for sale. These investments consisted of properties with an original aggregate cost of approximately $2.4 billion, rented under primarily triple-net leases to 25 tenants, and $238.9 million aggregate carrying value of mortgages and other notes receivable, excluding an allowance for expected credit losses of $15.0 million, due from 15 borrowers.

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

Senior Housing Operating Portfolio Structure

Effective April 1, 2022, 15 senior housing ILFs previously part of the legacy Holiday properties were transferred from a triple-net lease to two separate ventures comprising our SHOP segment. These ventures, in which NHI owns a majority interest, own the underlying independent living operations and are structured to comply with REIT requirements that utilize the TRS for activities that would otherwise be non-qualifying for REIT purposes. These properties are operated by third-party property managers that manage our communities in exchange for the receipt of a management fee, and as such, we are not directly exposed to the credit risk of the property managers in the same manner or to the same extent as we are to our triple-net tenants. However, we rely on the property managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our communities efficiently and effectively. We also rely on the property managers to set appropriate resident fees and otherwise operate our communities in compliance with the terms of our management agreements and all applicable laws and regulations. As of June 30, 2023, our SHOP segment consisted of 15 ILFs with a combined 1,734 units located in eight states.

The following tables summarize our portfolio, excluding $2.6 million for our corporate office, $13.2 million in assets held for sale and a credit loss reserve of $15.0 million, as of and for the six months ended June 30, 2023 ($ in thousands):

Real Estate Investments and SHOP
	Properties	Beds/Units	NOI[1]	% Total	Gross Investment
Real Estate Properties
Senior Housing - Need-Driven
Assisted Living	71	3,882	$29,818	22.1%	$762,676
Senior Living Campus	8	1,002	7,645	5.7%	214,693
Total Senior Housing - Need-Driven	79	4,884	37,463	27.8%	977,369
Senior Housing - Discretionary
Independent Living	7	903	4,168	3.1%	108,124
Entrance-Fee Communities	11	2,917	30,342	22.5%	746,485
Total Senior Housing - Discretionary	18	3,820	34,510	25.6%	854,609
Total Senior Housing	97	8,704	71,973	53.4%	1,831,978
Medical Facilities
Skilled Nursing Facilities	65	8,584	41,799	31.0%	557,996
Hospitals	1	64	2,045	1.5%	40,250
Total Medical Facilities	66	8,648	43,844	32.5%	598,246
Current Year Disposals and Held for Sale			4,603	3.4%
Total Real Estate Properties	163	17,352	120,420	89.3%	2,430,224

Mortgage and Other Notes Receivable
Senior Housing - Need-Driven	6	472	3,096	2.3%	77,436
Senior Housing - Discretionary	1	248	1,185	0.9%	32,700
Skilled Nursing Facilities	7	731	1,715	1.2%	45,031
Other Notes Receivable	—	—	4,170	3.1%	83,702
Current Year Note Payoffs	—	—	225	0.2%	—
Total Mortgage and Other Notes Receivable	14	1,451	10,391	7.7%	238,869

SHOP
Independent Living	15	1,734	4,012	3.0%	341,023

Total	192	20,537	$134,823	100%	$3,010,116

[1]Excludes Non-segment/Corporate NOI

Portfolio Summary	Properties	NOI	% Portfolio	Investment
Real Estate Properties	163	$120,420	89.3%	$2,430,224
Mortgage and Other Notes Receivable	14	10,391	7.7%	238,869
SHOP	15	4,012	3.0%	341,023
Total Portfolio	192	$134,823	100%	$3,010,116

Portfolio by Operator Type
Public	55	$32,343	24.0%	$411,740
National Chain (Privately Owned)	3	5,464	4.1%	172,385
Regional	116	87,230	64.7%	2,052,926
Small	3	946	0.7%	32,042
Current Year Disposals and Held for Sale		4,603	3.3%	—
Current Year Note Payoffs		225	0.2%	—
Total Real Estate Investments Portfolio	177	130,811	97.0%	2,669,093
SHOP	15	4,012	3.0%	341,023
Total Portfolio	192	$134,823	100%	$3,010,116

The following table summarizes the geographic concentration of NOI of our portfolio, excluding Non-segment/Corporate NOI, for the six months ended June 30, 2023 and 2022 ($ in thousands).

	Six Months Ended June 30,
Location	2023	2022
South Carolina	$16,614	$17,432
Texas	15,747	14,021
Florida	13,741	12,598
Tennessee	8,997	8,084
Washington	6,827	7,761
All others	72,897	56,871
NOI	$134,823	$116,767

For the six months ended June 30, 2023, operators of facilities in our Real Estate Investments portfolio who provided 3% or more individually, and collectively 61% of our total revenues were (parent company, in alphabetical order): Bickford Senior Living (“Bickford”); Discovery Senior Living (“Discovery”); Encore Senior Living; Health Services Management; Life Care Services; NHC; Senior Living Communities (“Senior Living”); and The Ensign Group.

As of June 30, 2023, our average effective annualized NOI for the Real Estate Investments reportable segment was $9,577 per bed for SNFs, $14,403 per unit for SLCs, $14,664 per unit for ALFs, $9,230 per unit for ILFs, $20,623 per unit for EFCs and $63,899 per bed for the HOSP. As of June 30, 2023, our average effective annualized NOI per unit for the SHOP reportable segment was $4,869.

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

COVID-19 Pandemic Update

Rental income for the three and six months ended June 30, 2023 includes $0.6 million and $3.4 million, respectively, related to repayments and other reductions of pandemic-related rent deferrals. Rental income for the six months ended June 30, 2023 includes the $2.5 million in reduced pandemic-related rent deferrals in connection with the acquisition of the ALF located in Chesapeake, Virginia discussed in Note 3. As of June 30, 2023, aggregate pandemic-related rent concessions granted to tenants that were initially accounted for as variable lease payments totaled approximately $29.5 million, net of cumulative repayments and other reductions of $7.0 million and excluding any interest accrued.

Pandemic-related rent concessions granted for the three and six months ended June 30, 2022 totaled approximately $2.9 million and $10.7 million, of which Bickford accounted for approximately $5.5 million, respectively.

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

Reference Note 3 to the condensed consolidated financial statements for more detail on real estate investments completed since January 1, 2023.

Asset Dispositions

During the six months ended June 30, 2023, we completed the following dispositions of real estate property within our Real Estate Investments portfolio as described below ($ in thousands):

Operator	Date	Properties	Asset Class	Net Proceeds	Net Real Estate Investment	Gain	Impairment[2]
BAKA Enterprises, LLC [1,3]	Q1 2023	1	ALF	$7,478	$7,505	$—	$(27)
Bickford[1]	Q1 2023	1	ALF	2,553	1,421	1,132	—
Chancellor Senior Living[1,3]	Q2 2023	1	ALF	2,355	1,977	378	—
Milestone Retirement[1,3,4]	Q2 2023	2	ALF	3,803	3,934	—	(131)
Chancellor Senior Living[1,3]	Q2 2023	1	ALF	7,633	6,140	1,493	—
Milestone Retirement[1,3,4]	Q2 2023	1	ALF	1,602	1,452	150	—
Chancellor Senior Living	Q2 2023	1	ALF	23,724	14,476	9,248	—
				$49,148	$36,905	$12,401	$(158)
1 Assets were previously classified as “Assets held for sale” in the Consolidated Balance Sheet at December 31, 2022.
2 Impairments are included in “Loan and realty losses (gains)” in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2023.
3 Total impairment charges recognized on these properties in prior periods were $13.3 million in the aggregate.
4The Company provided aggregate financing of approximately $0.7 million, net of discounts, on these transactions in the form of notes receivable.

Assets Held for Sale and Impairment of Long-Lived Assets

Five properties in our Real Estate Investments portfolio, with an aggregate net real estate balance of $13.2 million, were classified as assets held for sale on our Condensed Consolidated Balance Sheet as of June 30, 2023. Rental income associated with the five properties was $0.6 million and $1.6 million for the three and six months ended June 30, 2023, respectively, and $0.4 million and $1.1 million for the three and six months ended June 30, 2022, respectively. During the first quarter of 2023, one property in our Real Estate Investments portfolio was classified as held for sale with a net real estate balance of $5.0 million and two properties, previously classified as held for sale with an aggregate net real estate balance of $12.3 million, were reclassified as held for use on our Condensed Consolidated Balance Sheet.

During the three and six months ended June 30, 2023, we recorded impairment charges of approximately $0.1 million on two properties and approximately $0.5 million on three properties, respectively, which were sold or classified as held for sale related to our Real Estate Investments portfolio. The impairment charges are included in “Loan and realty losses (gains)” in the Condensed Consolidated Statements of Income.

Other

Our leases for real estate properties are typically structured as “triple-net leases” on single-tenant properties having an initial leasehold term of 10 to 15 years with one or more five-year renewal options. As such, there may be reporting periods in which we experience few, if any, lease renewals or expirations. During the six months ended June 30, 2023, we did not have any significant renewing or expiring leases. Most of our existing leases contain annual escalators in rent payments. For financial statement purposes, rental income is generally recognized on a straight-line basis over the term of the lease.

Certain of our leases contain purchase options allowing tenants to acquire the leased properties. At June 30, 2023, we had tenant purchase options on three properties with an aggregate net investment of $59.2 million that will become exercisable between 2027 and 2028. Rental income from these properties with tenant purchase options was $1.8 million and $3.6 million for the three and six months ended June 30, 2023, respectively, and $1.7 million and $3.5 million for the three and six months ended June 30, 2022, respectively.

We cannot reasonably estimate at this time the probability that any purchase options will be exercised in the future. Consideration to be received from the exercise of any tenant purchase option is expected to exceed our net investment in the leased property or properties.

Third Quarter 2023 Dispositions

During the third quarter of 2023, we sold one ALF located in Oregon for approximately $2.9 million in cash consideration, net of transaction costs. The property was classified in assets held for sale on the Condensed Consolidated Balance Sheet as of June 30, 2023 with an aggregate book value of $2.3 million. Prior impairment charges recognized on the property totaled $3.1 million.

Tenant Concentration

The following table contains information regarding concentration in our Real Estate Investments portfolio of tenants or affiliates of tenants, that exceed 10% of total revenues for the six months ended June 30, 2023 and 2022, excluding $2.6 million for our corporate office, a credit loss reserve of $15.0 million and $341.0 million in assets for the SHOP segment ($ in thousands):

	As of June 30, 2023			Revenues[1]
	Asset	Gross Real	Notes	Six Months Ended June 30,
	Class	Estate	Receivable	2023		2022

Senior Living	EFC	$573,631	$48,950	$25,658	16%	$25,549	19%
Bickford[2]	ALF	430,217	16,875	19,977	12%	N/A	N/A
NHC	SNF	133,770	—	18,983	12%	18,597	14%
Holiday[3]	ILF	—	—	N/A	N/A	16,680	13%
All others, net	Various	1,292,606	173,044	66,323	41%	53,214	41%
Escrow funds received from tenants
for property operating expenses	Various	—	—	5,830	4%	5,195	4%
		$2,430,224	$238,869	136,771		119,235
Resident fees and services[4]				23,493	15%	11,992	9%
				$160,264		$131,227

1 Includes interest income on notes receivable and rental income from properties classified as held for sale.
2 Revenues are included in “All others”, net since they are less than 10% for the six months ended June 30, 2022.
3 Revenues for the six months ended June 30, 2022 include an $8.8 million lease deposit recognized in the first quarter of 2022 and $6.9 million in escrow cash received in the second quarter of 2022.
4 There is no tenant concentration in resident fees and services because these agreements are with individual residents.

Straight-line rent of $(0.6) million and $0.2 million and interest income of $1.9 million and $1.8 million were recognized from the Senior Living investments for the six months ended June 30, 2023 and 2022, respectively. Straight-line rent of $(0.6) million was recognized for NHC for the six months ended June 30, 2023. For the six months ended June 30, 2022, NHC rent escalations were based primarily on a percentage increase in revenue over a base year that did not give rise to non-cash, straight-line rental income. Interest income of $1.5 million and $2.6 million was recognized from the Bickford notes receivables for the six months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2022, the Holiday lease was on the cash basis of accounting. Reference Note 3 to the condensed consolidated financial statements.

Cash Basis Operators

We placed Bickford on cash basis of revenue recognition during the second quarter of 2022, based upon information we obtained from Bickford regarding its financial condition that raised substantial doubt as to its ability to continue as a going concern. Cash rent received from Bickford for the three and six months ended June 30, 2023 was $8.1 million and $15.9 million, respectively, which excludes $2.5 million of rental income related to the reduction of pandemic-related rent deferrals recognized in connection with the acquisition of the ALF located in Chesapeake, Virginia discussed above.

We placed two additional operators on the cash basis of accounting for their leases during 2022. Rental income associated with these tenants totaled $2.3 million and $6.5 million, for the three and six months ended June 30, 2023, respectively.

Occupancy

The following table summarizes the average portfolio occupancy for Senior Living, Bickford and SHOP for the periods indicated, excluding development properties in operation less than 24 months, notes receivable, and properties transitioned to new tenants or disposed.

	Properties	1Q22	2Q22	3Q22	4Q22	1Q23	2Q23
Senior Living Same-Store	9	81.7%	82.3%	83.3%	83.5%	83.5%	82.2%
Senior Living	10	81.8%	82.3%	83.2%	83.2%	82.7%	81.4%
Bickford Same-Store[1]	38	83.5%	83.8%	85.0%	83.6%	81.3%	81.6%
Bickford[2]	39	N/A	82.8%	84.6%	83.9%	81.6%	82.0%
SHOP	15	77.7%	76.5%	76.9%	75.8%	75.2%	75.5%

1All prior periods restated for the sale of an ALF in Iowa.
2Includes Chesapeake, Virginia building which opened in the second quarter of 2022. NHI exercised its purchase option in February 2023.

Tenant Monitoring

Our operators report to us the results of their operations on a periodic basis, which we in turn subject to further analysis as a means of monitoring potential concerns within our portfolio. We have identified EBITDARM (earnings before interest, taxes, depreciation, amortization, rent and management fees) as a primary performance measure for our tenants, based on results they have reported to us. We believe EBITDARM is useful in our most fundamental analyses, as it is a property-level measure of our operators’ success, by eliminating the effects of an operator’s method of acquiring the use of its assets (interest and rent), its non-cash expenses (depreciation and amortization), and expenses that are dependent on its level of success (income taxes), and also excluding the effect of the operator’s payment of its management fees, as typically those fees are contractually subordinate to our lease payment. For operators of our EFCs, our calculation of EBITDARM includes other cash flow adjustments typical of the industry which may include, but are not limited to, net cash flows from entrance fees; amortization of deferred entrance fees; adjustments for tenant rent obligations, and management fee true-ups. The eliminations and adjustments reflect covenants in our leases and provide a comparable basis for assessing our various relationships.

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

The results of our coverage ratio analysis are presented below on a trailing twelve-month basis, as of March 31, 2023 and 2022 (the most recent periods available).

NHI Real Estate Investments Portfolio

By asset type	SHO	SNF	MEDICAL NON-SNF	TOTAL
Properties	92	68	1	161
1Q22	1.14x	2.58x	2.69x	1.66x
1Q22 Occupancy	82.4%	75.7%	72.1%	79.0%
1Q23	1.26x	2.47x	2.57x	1.75x
1Q23 Occupancy	84.8%	79.0%	75.8%	81.8%

Market served	Need Driven	Need Driven excl. Bickford	Discretionary	Discretionary excl. SLC	Medical	Medical excl. NHC
Properties	78	40	14	5	69	34
1Q22	0.94x	0.92x	1.39x	1.81x	2.58x	1.94x
1Q22 Occupancy	82.9%	83.0%	81.7%	83.5%	75.7%	67.9%
1Q23	1.22x	1.07x	1.31x	1.34x	2.48x	2.09x
1Q23 Occupancy	85.5%	87.0%	83.8%	85.0%	78.9%	71.6%

Major tenants	NHC[1]	SLC[2]	Bickford[2]
Properties	35	10	38
1Q22	3.51x	1.22x	0.96x
1Q22 Occupancy	82.1%	80.1%	82.8%
1Q23	3.02x	1.28x	1.41x
1Q23 Occupancy	85.0%	82.9%	83.4%

1 NHC Fixed Charge Coverage Ratio and displayed occupancies are on corporate-level. The occupancies are for the SNF portfolio only as can be seen in NHC’s public filings.
2 There are no longer any significant PPP funds included in any of the coverages above. SLC operates nine discretionary CCRC properties and one need driven assisted living community. Bickford proforma coverage through the first quarter of 2023 represents coverage under the restructured lease.

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

Real Estate and Mortgage Write-downs

In addition to inflation risk and increased interest rates our borrowers and tenants experience periods of significant financial pressures and difficulties similar to those encountered by other health care providers. Our condensed consolidated financial statements for the three and six months ended June 30, 2023 reflect impairment charges of our long-lived assets of approximately $0.1 million and $0.5 million, respectively. We reduced the carrying value of any impaired properties to estimated fair values, or with respect to the properties classified as held for sale, to estimated fair value less costs to sell. We have no significant intangible assets currently recorded on our Condensed Consolidated Balance Sheet as of June 30, 2023, that would require assessment for impairment.

We have established a reserve for estimated credit losses of $15.0 million and a liability of $0.3 million for estimated credit losses on unfunded loan commitments as of June 30, 2023. We evaluate the reserves for estimated credit losses on a quarterly basis and make adjustments based on current circumstances as considered necessary.

We believe that the carrying amounts of our real estate properties are recoverable and that mortgage and other notes receivable, net of reserves, are realizable and supported by the value of the underlying collateral. However, it is possible that future events could require us to make additional significant adjustments to these carrying amounts. Refer to Note 3 in the condensed consolidated financial statements for more information.

Results of Operations

The significant items affecting revenues and expenses are described below ($ in thousands):

	Three Months Ended
	June 30,		Period Change
	2023	2022	$	%
Revenues:
Rental income
SNFs leased to NHC	$9,484	$8,495	$989	11.6%
SHOs leased to Bickford	8,119	(108)	8,227	NM
SHOs leased to Holiday Retirement	—	6,883	(6,883)	(100.0)%
SHOs leased to Chancellor Health Care	468	—	468	NM
Other new and existing leases	35,538	34,539	999	2.9%
Current year disposals and assets held for sale	1,256	2,931	(1,675)	(57.1)%
	54,865	52,740	2,125	4.0%
Straight-line rent adjustments, new and existing leases	2,875	(14,915)	17,790	NM
Escrow funds received from tenants for taxes and insurance	3,212	2,157	1,055	48.9%
Total Rental Income	60,952	39,982	20,970	52.4%
Resident fees and services	11,793	11,992	(199)	(1.7)%
Interest income and other
Encore Senior Living mortgage loan	950	604	346	57.3%
Loan payoffs	—	3,822	(3,822)	(100.0)%
Other new and existing mortgages and notes	4,133	3,400	733	21.6%
Total Interest Income from Mortgage and Other Notes	5,083	7,826	(2,743)	(35.0)%
Other income	48	99	(51)	(51.5)%
Total Revenues	77,876	59,899	17,977	30.0%
Expenses:
Depreciation
SHOs leased to Holiday	254	—	254	NM
ALFs leased to Encore	2,970	2,737	233	8.5%
Current year disposals and assets held for sale	156	690	(534)	(77.4)%
Other new and existing assets	14,350	14,345	5	—%
Total Depreciation	17,730	17,772	(42)	(0.2)%
Interest	14,194	10,862	3,332	30.7%
Senior housing operating expenses	9,682	9,113	569	6.2%
Non-cash share-based compensation expense	770	1,428	(658)	(46.1)%
Taxes and insurance on leased properties	3,212	2,157	1,055	48.9%
Loan and realty losses	186	4,094	(3,908)	(95.5)%
Legal	174	339	(165)	(48.7)%
Other expenses	3,794	3,846	(52)	(1.4)%
Total Expenses	49,742	49,611	131	0.3%
Income before investment and other gains and losses	28,134	10,288	17,846	NM
Gains on sales of real estate, net	11,366	10,521	845	8.0%
Gain (loss) on operations transfer, net	20	(729)	749	NM
Gains from equity method investment	—	273	(273)	(100.0)%
Gain on note receivable payoff	—	1,113	(1,113)	(100.0)%
Loss on early retirement of debt	(73)	—	(73)	NM
Net income	39,447	21,466	17,981	83.8%
Add: net loss attributable to noncontrolling interests	332	207	125	60.4%
Net income attributable to stockholders	39,779	21,673	18,106	83.5%
Less: net income attributable to unvested restricted stock awards	(19)	—	(19)	NM
Net income attributable to common stockholders	$39,760	$21,673	$18,087	83.5%
NM - not meaningful

Financial highlights for the three months ended June 30, 2023, compared to the same period of 2022 were as follows:

•Rental income recognized from our tenants increased $21.0 million, or 52.4%, primarily as a result of a reduction in pandemic-related rent concessions granted of approximately $2.9 million and new investments funded since June 2022. Included in rental income for the three months ended June 30, 2022 are write offs in the second quarter of 2022 of $18.1 million of straight-line rents receivable and $7.1 million of lease incentives related to placing Bickford on the cash basis of revenue recognition, partially offset by the recognition of the Holiday lease deposit of $6.9 million in prior year rental income.

•Funds received for reimbursement of property operating expenses totaled $3.2 million for the three months ended June 30, 2023, compared to $2.2 million for the three months ended June 30, 2022, and are reflected as a component of rental income. These property operating expenses are recognized in operating expenses in the line item “Taxes and insurance on leased properties.” The increase in the reimbursement income and corresponding property expenses is due to increased amounts received from tenants and expenses paid on their behalf.

•Resident fees and services less senior housing operating expenses decreased $0.8 million or 27% primarily due to increased operating expenses from our SHOP activities in the current year.

•Interest income from mortgages and other notes decreased $2.7 million, or 35%, primarily due to paydowns on loans, net of new and existing loan fundings.

•Interest expense increased $3.3 million, or 30.7%, primarily as the result of increased interest rates and borrowings on the unsecured revolving credit facility, offset by partial repayments of term loans.

•Non-cash share-based compensation expense decreased $0.7 million in the second quarter of 2023, due primarily to the reduced number of stock options granted in the first quarter of 2023 compared to the prior year’s grants.

•Loan and realty losses (gains) were $0.2 million associated with real estate impairment charges on one property in the second quarter of 2023 as described under the heading “Assets Held for Sale and Long-Lived Assets” in Note 3 to the condensed consolidated financial statements. During the second quarter of 2022, four real estate properties were impaired resulting in a total of $4.1 million in impairment charges and an increase in the credit loss reserve of approximately $0.1 million.

•Legal costs decreased $0.2 million primarily related to the Welltower, Inc. litigation and transition activities for the legacy Holiday portfolio that occurred in the prior year.

•Gains on sales of real estate, net were $11.4 million primarily associated with the disposition of three properties in the second quarter of 2023 included in the assets disposition table under the heading “Assets Dispositions” in Note 3 to the condensed consolidated financial statements. During the second quarter of 2022, we disposed of five properties that resulted in a gain of approximately $10.5 million.

•Gain (loss) on operations transfer, net represents the net impact upon terminating the master lease with Well Churchill Leasehold Owner, LLC, a subsidiary of Welltower, Inc., on April 1, 2022. See Note 5 to the condensed consolidated financial statements.

•Gain on note receivable payoff decreased $1.1 million, or 100.0%, due to the prepayment fee of $1.1 million from the early repayment of a $111.3 million mortgage note receivable in the second quarter of 2022.

The significant items affecting revenues and expenses are described below (in thousands):

	Six Months Ended
	June 30,		Period Change
	2023	2022	$	%
Revenues:
Rental income
ALFs leased to Silverado	$1,042	$—	$1,042	NM
ALFs leased to Bickford	17,396	5,067	12,329	243.3%
SHOs leased to Discovery	4,323	3,033	1,290	42.5%
SNFs leased to NHC	19,599	16,832	2,767	16.4%
ALFs leased to Chancellor Health Care	1,677	724	953	131.6%
SHOs leased to Holiday	—	15,588	(15,588)	(100.0)%
Other new and existing leases	66,808	66,740	68	0.1%
Current year disposals and assets held for sale	4,603	5,198	(595)	(11.4)%
	115,448	113,182	2,266	2.0%
Straight-line rent adjustments, new and existing leases	4,972	(13,836)	18,808	(135.9)%
Escrow funds received from tenants for taxes and insurance	5,830	5,195	635	12.2%
Total Rental Income	126,250	104,541	21,709	20.8%
Resident fees and services	23,493	11,992	11,501	95.9%
Interest income and other
Bickford loans	1,408	2,551	(1,143)	(44.8)%
Loan payoffs	225	5,177	(4,952)	(95.7)%
Other new and existing mortgages and notes	8,757	6,813	1,944	28.5%
Total Interest Income from Mortgage and Other Notes	10,390	14,541	(4,151)	(28.5)%
Other income	131	153	(22)	(14.4)%
Total Revenues	160,264	131,227	29,037	22.1%
Expenses:
Depreciation
ALFs leased to Chancellor	642	1,562	(920)	(58.9)%
HOSP leased to Vizion Health	1,300	790	510	64.6%
SHOs leased to Holiday	—	2,326	(2,326)	(100.0)%
SHOP depreciation	4,466	2,116	2,350	111.1%
Current year disposals and assets held for sale	313	1,076	(763)	(70.9)%
Other new and existing assets	28,626	28,174	452	1.6%
Total Depreciation	35,347	36,044	(697)	(1.9)%
Interest	28,221	21,060	7,161	34.0%
Senior housing operating expenses	19,481	9,113	10,368	113.8%
Non-cash share-based compensation expense	2,874	6,511	(3,637)	(55.9)%
Legal	297	2,166	(1,869)	(86.3)%
Loan and realty (gains) losses	(232)	28,622	(28,854)	(100.8)%
Taxes and insurance on leased properties	5,830	5,195	635	12.2%
Other expenses	7,526	7,108	418	5.9%
Total Expenses	99,344	115,819	(16,475)	(14.2)%
Income before investment and other gains and losses	60,920	15,408	45,512	295.4%
Gains from equity method investment	—	569	(569)	(100.0)%
Gains on sales of real estate, net	12,763	13,502	(739)	(5.5)%
Gains (loss) on operations transfer, net	20	(729)	749	(102.7)%
Gain on note receivable payoff	—	1,113	(1,113)	(100.0)%
Loss on early retirement of debt	(73)	(151)	78	(51.7)%
Net income	73,630	29,712	43,918	147.8%
Add: net loss attributable to noncontrolling interests	633	361	272	75.3%
Net income attributable to stockholders	74,263	30,073	44,190	146.9%
Less: net income attributable to unvested restricted stock awards	(19)	—	(19)	NM
Net income attributable to common stockholders	$74,244	$30,073	$44,171	146.9%
NM - not meaningful

Financial highlights for the six months ended June 30, 2023, compared to the same period in 2022 were as follows:

•Rental income recognized from our tenants increased $21.7 million, or 20.8%, primarily as a a reduction in pandemic-related rent concessions granted of approximately $10.7 million and new investments funded since June 2022. Included in rental income for the six months ended June 30, 2022 are write offs in the second quarter of 2022 of $18.1 million of straight-line rents receivable and $7.1 million of lease incentives related to placing Bickford on the cash basis of revenue recognition, partially offset by the recognition of the Holiday lease deposit and escrow of $15.7 million in prior year rental income.

•Resident fees and services less senior housing operating expenses increased $1.1 million or 39% primarily due to our SHOP activities commenced on April 1, 2022. See Note 5 to the condensed consolidated financial statements.

•Interest income from mortgage and other notes decreased $4.2 million, or 28.5%, primarily due to paydowns on loans, net of new and existing loan fundings.

•Depreciation expense decreased $0.7 million or 1.9%, primarily as a result of property dispositions of approximately $82.1 million since June 2022.

•Interest expense increased $7.2 million, or 34.0%, as the result of increased interest rates and borrowings on the unsecured revolving credit facility, offset by repayments on term loans.

•Non-cash share-based compensation expense decreased $3.6 million, or 55.9%, due primarily to the reduced number of stock options granted in the first quarter of 2023 compared to the prior year’s grants.

•Legal expenses decreased $1.9 million primarily related to the Welltower, Inc. litigation and transition activities for the legacy Holiday portfolio in the prior year.

•Loan and realty (gains) losses decreased $28.9 million primarily as a result of impairment charges on 11 real estate properties of $28.7 million in the six months ended June 30, 2022, offset by an increase in credit loss expense of $0.6 million compared to the same period in 2022.

•For more information on Gains from equity method investment reference Note 6 to the condensed consolidated financial statements.

•Gains on sales of real estate, net decreased $0.7 million, for the six months ended June 30, 2023 as compared to the same period in the prior year. For the six months ended June 30, 2023, we recorded $12.8 million in gains from dispositions of real estate assets as described under “Asset Dispositions” in Note 3 to the condensed consolidated financial statements. For the six months ended June 30, 2022, we sold 13 properties generating gains on sales of real estate totaling $13.5 million.

•Gain (loss) on operations transfer, net represents the net impact upon terminating the master lease with Well Churchill Leasehold Owner, LLC, a subsidiary of Welltower, Inc., on April 1, 2022. See Note 5 to the condensed consolidated financial statements.

•Gain on note receivable payoff of $1.1 million reflects the prepayment fee from the early repayment of a $111.3 million mortgage note receivable in the second quarter of 2022.

Liquidity and Capital Resources

At June 30, 2023, we had $504.0 million available to draw on our revolving credit facility, $17.4 million in unrestricted cash and cash equivalents, and the potential to access $500.0 million through the issuance of common stock under the Company’s at-the-market (“ATM”) equity program. In addition, the Company maintains an effective automatic shelf registration statement through which capital could be raised via the issuance of debt and or equity securities.

Sources and Uses of Funds

Our primary sources of cash include rent payments, receipts from residents, principal and interest payments on mortgage and other notes receivable, proceeds from the sales of real property, net proceeds from offerings of equity securities and borrowings from our loans and revolving credit facility. Our primary uses of cash include debt service payments (both principal and interest), new investments in real estate and notes receivable, dividend distributions to our stockholders, operating expenses for the SHOP activities and general corporate overhead.

These sources and uses of cash are reflected in our Condensed Consolidated Statements of Cash Flows as summarized below ($ in thousands):

	Six Months Ended June 30,		One Year Change
	2023	2022	$	%
Cash and cash equivalents and restricted cash, January 1	$21,516	$39,485	$(17,969)	(45.5)%
Net cash provided by operating activities	81,544	95,448	(13,904)	(14.6)%
Net cash provided by investing activities	5,980	192,223	(186,243)	NM
Net cash used in financing activities	(89,766)	(281,096)	191,330	(68.1)%
Cash and cash equivalents and restricted cash, June 30	$19,274	$46,060	$(26,786)	(58.2)%

Operating Activities – Net cash provided by operating activities for the six months ended June 30, 2023, which includes new investments completed, the SHOP ventures, lease payment collections arising from escalators on existing leases and interest payments on new real estate and note investments completed, was impacted by the disposition of 17 senior housing properties for net proceeds of approximately $109.2 million since June 2022, offset by reduced pandemic-related rent concessions granted of approximately $10.7 million.

Investing Activities – Net cash provided by investing activities for the six months ended June 30, 2023 was comprised primarily of proceeds from the sales of real estate of approximately $48.6 million and the collection of principal on mortgage and other notes receivable of approximately $9.5 million, offset by $54.6 million of investments in mortgage and other notes receivable and renovations and acquisitions of real estate.

Financing Activities – Net cash used in financing activities for the six months ended June 30, 2023 differs from the same period in 2022 primarily as a result of an approximately $124.0 million increase in net borrowings, a decrease of $8.8 million in proceeds from noncontrolling interests, a decrease of the repurchase of common stock of approximately $70.0 million, a decrease in debt issuance cost of $1.9 million and a decrease in dividend payments approximately of $4.4 million over the same period in 2022.

Debt Obligations

As of June 30, 2023, we had outstanding debt of $1.1 billion. Reference Note 8 to the condensed consolidated financial statements for additional information about our outstanding indebtedness. Also, reference Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” for more details on our indebtedness and the impact of interest rate risk.

Unsecured Bank Credit Facility - On March 31, 2022, we entered into an unsecured revolving credit agreement (the “2022 Credit Agreement”) providing us with a $700.0 million unsecured revolving credit facility, replacing our previous $550.0 million unsecured revolver. The 2022 Credit Agreement matures in March 2026, but may be extended at our option, subject to the satisfaction of certain conditions, for two additional six-month periods. Borrowings under the 2022 Credit Agreement bear interest, at our election, at one of the following (i) Term Secured Overnight Financing Rate (“SOFR”) (plus a credit spread adjustment) plus a margin ranging from 0.725% to 1.40%, (ii) Daily SOFR (plus a credit spread adjustment) plus a margin ranging from 0.725% to 1.40% or (iii) the base rate plus a margin ranging from 0.00% to 0.40%. In each election, the actual margin is determined according to our credit ratings. The base rate means, for any day, a fluctuating rate per annum equal to the highest of (i) the agent’s prime rate, (ii) the federal funds rate on such day plus 0.50% or (iii) the adjusted Term SOFR for a one-month tenor in effect on such day plus 1.0%. We incurred $4.5 million of deferred costs in connection with the 2022 Credit Agreement.

In January 2023, we repaid the $125.0 million of the private placement notes due January 2023 primarily with proceeds from the revolving credit facility.

The 2022 Credit Agreement requires that we calculate specified financial statement metrics and meet or exceed a variety of financial ratios, which are usual and customary in nature. These ratios are calculated quarterly and as of June 30, 2023, were within required limits. The calculation of our leverage ratio involves intermediate determinations of our “total indebtedness” and of our “total asset value,” as defined in the 2022 Credit Agreement.

In the first quarter of 2023, we repaid $20.0 million of a term loan with a maturity of September 2023 (the “2023 Term Loan”). In June 2023, we entered into a two-year $200.0 million term loan agreement (the “2025 Term Loan”) bearing interest at a variable rate which is SOFR-based with a margin determined according to our credit ratings plus a 0.10% credit spread adjustment. The Company incurred approximately $2.7 million of deferred financing cost associated with this loan. The 2025 Term Loan proceeds were used to repay a portion of the remaining $220.0 million 2023 Term Loan balance. Accrued interest on borrowings was consistent with the new 2025 Term Loan. Upon repayment, we expensed approximately $0.1 million of unamortized loan costs associated with this loan which are included in “Loss on early retirement of debt”.

As of June 30, 2023, the revolver and term loan bore interest at a rate of one-month Term SOFR (plus a 10 basis points (“bps”) spread adjustment) plus 105 bps and 125 bps, based on our debt ratings, or 6.29% and 6.49%, respectively. The facility fee was 25 bps per annum. At July 31, 2023, $186.0 million was outstanding under the revolving facility.

Interest Rate Schedule

The current SOFR spreads and facility fee for our revolving credit facility and the 2025 Term Loan reflect our ratings compliance based on the applicable margin for SOFR loans at a debt rating of BBB-/Baa3 in the Interest Rate Schedule provided below in summary format:

	SOFR Spread
Debt Ratings	Revolver	Revolver Facility Fee	$200m Term Loan
A+/A1	0.725%	0.125%	0.75%
A/A2	0.725%	0.125%	0.80%
A-/A3	0.725%	0.125%	0.85%
BBB+/Baa1	0.775%	0.150%	0.90%
BBB/Baa2	0.850%	0.200%	1.00%
BBB-/Baa3	1.050%	0.250%	1.25%
Lower than BBB-/Baa3	1.400%	0.300%	1.65%

If our credit rating from at least two credit rating agencies is downgraded below “BBB-/Baa3” the debt under our credit agreements will be subject to defined increases in interest rates and fees.

2031 Senior Notes - In January 2021, we issued $400.0 million aggregate principal amount of 3.00% senior notes that mature on February 1, 2031 and pay interest semi-annually (the “2031 Senior Notes”). The 2031 Senior Notes are subject to affirmative and negative covenants, including financial covenants with which we were in compliance at June 30, 2023.

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

We calculate our fixed charge coverage ratio as approximately 4.5x for the six months ended June 30, 2023 (see our discussion under the heading Adjusted EBITDA below including a reconciliation to our net income). Giving effect to significant acquisitions, financings, disposals and payoffs on an annualized basis, our consolidated net debt to Annualized Adjusted EBITDA ratio is approximately 4.6x for the three months ended June 30, 2023 ($ in thousands):

Consolidated Total Debt	$1,134,815
Less: cash and cash equivalents	(17,411)
Consolidated Net Debt	$1,117,404

Adjusted EBITDA	$61,208
Annualizing adjustment	183,624
Annualized impact of recent investments, disposals and payoffs	(2,429)
$242,403

Consolidated Net Debt to Annualized Adjusted EBITDA	4.6x

Supplemental Guarantor Financial Information

The Company’s $900.0 million bank credit facility, unsecured private placement notes with an aggregate principal amount of $275.0 million, and 2031 Senior Notes with an aggregate principal amount of $400.0 million are fully and unconditionally guaranteed on a senior unsecured basis by each of the Company’s subsidiaries, except for certain excluded subsidiaries (“Guarantors”). The Guarantors are either owned or controlled by, or are affiliates, of the Company.

The following tables present summarized financial information for the Company and the Guarantors, on a combined basis after eliminating (i) intercompany transactions and balances among the guarantor entities and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor ($ in thousands):

As of
June 30, 2023
Real estate properties, net	$1,812,562
Other assets, net	321,462
Note receivable due from non-guarantor subsidiary	81,383
Totals assets	$2,215,407

Debt	$1,058,804
Other liabilities	31,268
Total liabilities	$1,090,072

Redeemable noncontrolling interest	$10,172
Noncontrolling interests	$970

Six Months Ended
June 30, 2023
Revenues	$142,516
Interest revenue on note due from non-guarantor subsidiary	2,310
Expenses	89,526
Gains on sales of real estate	12,763
Gain on operations transfer	20
Loss on early retirement of debt	(73)
Net income	$68,010
Net income attributable to NHI and the subsidiary guarantors	$68,643

Equity

At June 30, 2023 we had 43,409,841 shares of common stock outstanding with a market value of $2.3 billion. Equity on our Condensed Consolidated Balance Sheet totaled $1.3 billion at June 30, 2023.

Share Repurchase Plan - On February 17, 2023, our Board of Directors authorized a revised stock repurchase program (the “Revised Repurchase Plan”) pursuant to which we may purchase up to $160.0 million in shares of our issued and outstanding common stock. The Revised Repurchase Plan is effective for a period of one year and does not require us to repurchase any specific number of shares. The Revised Repurchase Plan may be suspended or discontinued at any time. Shares may be repurchased from time-to-time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with the terms of Rule 10b-18 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and shall be made in accordance with all applicable laws and regulations in effect. The timing and number of shares repurchased, if any, will depend on a variety of factors, including price, general market and economic conditions, alternative investment opportunities and other corporate considerations.

During the three and six months ended June 30, 2023, no common stock was repurchased. During 2022, cumulative repurchases through open market transactions totaled 2,468,354 shares of common stock for approximately $151.6 million. All shares received were constructively retired upon receipt, and reflected as a reduction to “Retained earnings” in the Condensed Consolidated Balance Sheet as of December 31, 2022.

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

The following table summarizes dividends declared by the Board of Directors or paid during the six months ended June 30, 2023 and 2022:

Six Months Ended June 30, 2023
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
November 6, 2022	December 30, 2022	January 27, 2023	$0.90
February 17, 2023	March 31, 2023	May 5, 2023	$0.90
May 5, 2023	June 30, 2023	August 4, 2023	$0.90

Six Months Ended June 30, 2022
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
November 5, 2021	December 31, 2021	January 31, 2022	$0.90
February 16, 2022	March 31, 2022	May 6, 2022	$0.90
May 6, 2022	June 30, 2022	August 5, 2022	$0.90

On August 4, 2023, the Board of Directors declared a $0.90 per share dividend payable to common stockholders of record on September 29, 2023, payable on November 3, 2023.

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

Material Cash Requirements

We had approximately $21.8 million in corporate cash and cash equivalents on hand and $514.0 million in availability under our unsecured revolving credit facility as of July 31, 2023. Our expected material cash requirements for the twelve months ended June 30, 2024 and thereafter consist of long-term debt maturities; interest on long-term debt; and contractually obligated expenditures. We expect to meet our short-term liquidity needs largely through cash generated from operations and borrowings under our revolving credit facility (refer to the discussion under “Unsecured Bank Credit Facility” above) and sales from real estate investments, although we may choose to seek alternative sources of liquidity. Should we have additional liquidity needs, we believe that we could access long-term financing in the debt and equity capital markets.

During the first quarter of 2023, we worked with our primary treasury management bank to mitigate our uninsured deposit risk for our cash and cash equivalents through the use of multiple demand deposit and money market accounts that are managed by our primary treasury management bank.

Contractual Obligations and Contingent Liabilities

As of June 30, 2023, our contractual payment obligations were as follows ($ in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt, including interest[1]	$1,250,123	$102,079	$648,049	$102,434	$397,561
Loan commitments	47,628	17,883	29,745	—	—
Development commitments	5,140	5,140	—	—	—
	$1,302,891	$125,102	$677,794	$102,434	$397,561
1 Interest is calculated based on the weighted average interest rate of outstanding debt balances as of June 30, 2023. The calculation also includes a facility fee of 0.20%.

Commitments and Contingencies

The following tables summarize information as of June 30, 2023 related to our outstanding commitments and contingencies which are more fully described in the notes to the condensed consolidated financial statements ($ in thousands):

	Asset Class	Type	Total	Funded	Remaining
Loan Commitments:
Bickford	SHO	Construction	$14,700	$(14,700)	$—
Encore Senior Living	SHO	Construction	50,725	(44,116)	6,609
Senior Living	SHO	Revolving Credit	20,000	(16,250)	3,750
Timber Ridge OpCo	SHO	Working Capital	5,000	—	5,000
Watermark Retirement	SHO	Working Capital	5,000	(2,476)	2,524
Montecito Medical Real Estate	MOB	Mezzanine Loan	50,000	(20,255)	29,745
			$145,425	$(97,797)	$47,628

See Note 9 to our condensed consolidated financial statements for further details about our loan commitments. As provided above, loans funded do not include the effects of discounts or commitment fees.

The credit loss liability for unfunded loan commitments was $0.3 million as of June 30, 2023 and is estimated using the same methodology as used for our funded mortgage and other notes receivable based on the estimated amount that we expect to fund.

	Asset Class	Type	Total	Funded	Remaining
Development Commitments:
Woodland Village	SHO	Renovation	$7,515	$(7,425)	$90
Watermark Retirement	SHO	Renovation	6,500	(6,500)	—
Navion	SHO	Renovation	3,500	(1,370)	2,130
Other	SHO	Various	4,150	(1,617)	2,533
SHOP	ILF	Renovation	1,500	(1,113)	387
			$23,165	$(18,025)	$5,140

In addition to the commitments listed above, one of our consolidated real estate partnerships, NHI REIT of DSL PropCo, LLC, has committed to Discovery to fund up to $2.0 million toward the purchase of condominium units located at one of the facilities, of which $1.0 million has been funded as of June 30, 2023.

	Asset Class	Total	Funded	Remaining
Contingencies (Lease Inducements):
Timber Ridge OpCo	SHO	$10,000	$(10,000)	$—
Wingate Healthcare	SHO	5,000	—	5,000
Navion Senior Solutions	SHO	4,850	(2,700)	2,150
Discovery	SHO	4,000	—	4,000
Ignite Medical Resorts	SNF	2,000	—	2,000
IntegraCare	SHO	750	—	750
		$26,600	$(12,700)	$13,900

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

Funds From Operations - FFO

Our FFO per diluted common share for the six months ended June 30, 2023 increased $0.46 or 26.1% over the same period in 2022 due primarily to the write-offs in the second quarter of 2022 of Bickford’s straight-line rents receivable and unamortized lease incentives totaling approximately $25.4 million, a reduction of legal fees and pandemic-related rent concessions since June 2022, partially offset by the recognition of the Holiday lease deposit and escrow of $15.7 million in prior year rental income, increased interest expense in the second quarter of 2023 and the repurchase of common stock in the prior year. FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and applied by us, is calculated using the two-class method with net income allocated to common stockholders and unvested restricted stock by applying the respective weighted-average shares outstanding during each period. FFO begins with net income attributable to common stockholders (computed in accordance with GAAP), and excludes gains (or losses) from sales of real estate property, impairments of real estate, and real estate depreciation and amortization after adjusting for unconsolidated partnerships and joint ventures, if any. Diluted FFO attributable to common stockholders per share assumes the exercise of stock options and other potentially dilutive securities.

Our Normalized FFO per diluted common share for the six months ended June 30, 2023 decreased $0.21 or 8.9% over the same period in 2022. Normalized FFO excludes from FFO certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to, impairment of non-real estate assets, gains and losses attributable to the acquisition and disposition of non-real estate assets and liabilities, and recoveries of previous write-downs.

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

Funds Available for Distribution - FAD

Our Normalized FAD for the six months ended June 30, 2023 decreased $16.6 million or 15.26% over the same period in 2022 due primarily to an increase in interest expense and property dispositions completed since June 2022. In addition to the adjustments included in the calculation of Normalized FFO, Normalized FAD excludes the impact of any straight-line lease revenue, amortization of the original issue discount on our senior unsecured notes and amortization of debt issuance costs. We also adjust Normalized FAD for the net change in our allowance for expected credit losses, non-cash share-based compensation as well as certain non-cash items related to our equity method investment such as straight-line lease expense and amortization of purchase accounting adjustments.

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

The following table reconciles “Net income attributable to common stockholders”, the most directly comparable GAAP metric, to FFO, Normalized FFO and Normalized FAD and is presented for both basic and diluted weighted average common shares ($ in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income attributable to common stockholders	$39,760	$21,673	$74,244	$30,073
Elimination of certain non-cash items in net income:
Real estate depreciation	17,609	17,772	35,127	36,044
Real estate depreciation related to noncontrolling interests	(395)	(388)	(791)	(598)
Gains on sales of real estate, net	(11,366)	(10,521)	(12,763)	(13,502)
Impairments of real estate	131	4,141	469	28,745
NAREIT FFO attributable to common stockholders	45,739	32,677	96,286	80,762
(Gain) loss on operations transfer, net	(20)	729	(20)	729
Portfolio transition costs, net of noncontrolling interests	—	329	—	329
Gain on note receivable payoff	—	(1,113)	—	(1,113)
Loss on early retirement of debt	73	—	73	151
Non-cash write-offs of straight-line receivable and lease incentives	—	25,208	—	27,681
Non-cash rental income	—	—	(2,500)	—
Normalized FFO attributable to common stockholders	45,792	57,830	93,839	108,539
Straight-line lease revenue, net	(2,875)	(3,185)	(4,972)	(6,543)
Straight-line lease revenue, net, related to noncontrolling interests	21	35	45	57
Non-real estate depreciation	121	—	219	—
Non-real estate depreciation related to noncontrolling interests	(11)	—	(19)	—
Amortization of lease incentives	776	58	1,075	117
Amortization of lease incentive related to noncontrolling interests	(127)	—	(180)	—
Amortization of original issue discount	80	80	161	161
Amortization of debt issuance costs	523	529	1,049	1,091
Amortization related to equity method investment	(409)	(169)	(700)	(407)
Straight-line lease expense related to equity method investment	(2)	(2)	(6)	(10)
Note receivable credit loss expense (benefit)	55	(47)	(701)	(123)
Non-cash share-based compensation	770	1,428	2,874	6,511
Equity method investment capital expenditures	(105)	(105)	(210)	(210)
Equity method investment non-refundable fees received	216	230	455	467
Equity method investment distributions	—	(273)	—	(569)
Senior housing portfolio recurring capital expenditures	(277)	(130)	(684)	(130)
SHOP recurring capital expenditures related to noncontrolling interests	38	—	81	—
Normalized FAD attributable to common stockholders	$44,586	$56,279	$92,326	$108,951

BASIC
Weighted average common shares outstanding	43,388,753	45,708,238	43,388,748	45,779,433
NAREIT FFO attributable to common stockholders per share	$1.05	$0.71	$2.22	$1.76
Normalized FFO attributable to common stockholders per share	$1.06	$1.27	$2.16	$2.37

DILUTED
Weighted average common shares outstanding	43,388,753	45,718,538	43,390,092	45,784,771
NAREIT FFO attributable to common stockholders per share	$1.05	$0.71	$2.22	$1.76
Normalized FFO attributable to common stockholders per share	$1.06	$1.26	$2.16	$2.37

Adjusted EBITDA

We consider Adjusted EBITDA to be an important supplemental measure because it provides information which we use to evaluate our performance and serves as an indication of our ability to service debt. We define Adjusted EBITDA as consolidated earnings before interest, taxes, depreciation and amortization, excluding real estate asset impairments, gains on dispositions and certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing Adjusted EBITDA for the current period to similar prior periods. These items include, but are not limited to, impairment of non-real estate assets, gains and losses attributable to the acquisition and disposition of assets and liabilities, and recoveries of previous write-downs. Adjusted EBITDA also includes our proportionate share of unconsolidated equity method investment presented on a similar basis. Since others may not use our definition of Adjusted EBITDA, caution should be exercised when comparing our Adjusted EBITDA to that of other companies.

The following table reconciles “Net income”, the most directly comparable GAAP metric, to Adjusted EBITDA ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$39,447	$21,466	$73,630	$29,712
Interest expense	14,194	10,862	28,221	21,060
Franchise, excise and other taxes	258	225	441	469
Depreciation	17,730	17,772	35,347	36,044
NHI’s share of EBITDA adjustments for unconsolidated entities	706	713	1,200	1,287
Note receivable credit loss expense (benefit)	55	(47)	(701)	(123)
Gains on sales of real estate, net	(11,366)	(10,521)	(12,763)	(13,502)
(Gain) loss on operations transfer, net	(20)	729	(20)	729
Gain on note receivable payoff	—	(1,113)	—	(1,113)
Loss on early retirement of debt	73	—	73	151
Impairments of real estate	131	4,141	469	28,745
Non-cash write-off of straight-line rents receivable and lease inducements amortization	—	25,208	—	27,681
Non-cash rental income	—	—	(2,500)	—
Adjusted EBITDA	$61,208	$69,435	$123,397	$131,140

Interest expense at contractual rates	$13,612	$10,262	$27,052	$19,819
Principal payments	100	193	202	193
Fixed Charges	$13,712	$10,455	$27,254	$20,012

Fixed Charge Coverage	4.5x	6.6x	4.5x	6.6x

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

The following table reconciles NOI to net income, the most directly comparable GAAP metric ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
NOI Reconciliations:	2023	2022	2023	2022
Net income	$39,447	$21,466	$73,630	$29,712
Gains from equity method investment	—	(273)	—	(569)
Loss on early retirement of debt	73	—	73	151
Gain on note receivable payoff	—	(1,113)	—	(1,113)
Loss on operations transfer, net	(20)	729	(20)	729
Gains on sales of real estate, net	(11,366)	(10,521)	(12,763)	(13,502)
Loan and realty losses (gains)	186	4,094	(232)	28,622
General and administrative	4,306	5,049	9,959	13,150
Franchise, excise and other taxes	258	225	441	469
Legal	174	339	297	2,166
Interest	14,194	10,862	28,221	21,060
Depreciation	17,730	17,772	35,347	36,044
Consolidated net operating income (NOI)	$64,982	$48,629	$134,953	$116,919
NOI by segment:
Real Estate Investments	$62,823	$45,650	$130,811	$113,888
SHOP	2,111	2,879	4,012	2,879
Non-Segment/Corporate	48	100	130	152
Total NOI	$64,982	$48,629	$134,953	$116,919

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At June 30, 2023, we were exposed to market risks related to fluctuations in interest rates on approximately $396.0 million of variable-rate indebtedness and on our mortgage and other notes receivable. The unused portion ($504.0 million at June 30, 2023) of our revolving credit facility, should it be drawn upon, is subject to variable rates.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a 50 basis-point increase or decrease in the interest rate related to variable-rate debt, and assuming no change in the outstanding balance as of June 30, 2023, net interest expense would increase or decrease annually by approximately $2.0 million or $0.05 per common share on a diluted basis.

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

The following table sets forth certain information with respect to our debt ($ in thousands):

	June 30, 2023			December 31, 2022
	Balance[1]	% of total	Rate[2]	Balance[1]	% of total	Rate[2]
Fixed rate:
Private placement term loans - unsecured	$275,000	24.0%	4.22%	$400,000	34.5%	4.15%
2031 Senior notes - unsecured	400,000	34.9%	3.00%	400,000	34.5%	3.00%
Fannie Mae term loans - secured, non-recourse	76,446	6.7%	3.96%	76,649	6.6%	3.96%
Variable rate:
Bank term loans - unsecured	200,000	17.3%	6.49%	240,000	20.8%	5.71%
Revolving credit facility - unsecured	196,000	17.1%	6.29%	42,000	3.6%	5.51%
	$1,147,446	100.0%	4.53%	$1,158,649	100.0%	3.91%

[1] Differs from carrying amount due to unamortized discounts and loan costs.
[2] Total is weighted average rate.

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects on fair value (“FV”) assuming a parallel shift of 50 bps in market interest rates for a contract with similar maturities as of June 30, 2023 ($ in thousands):

	Balance[1]	Fair Value[2]	FV reflecting change in interest rates
Fixed rate:			-50 bps	+50 bps
Private placement term loans - unsecured	$275,000	$261,024	$263,638	$258,447
2031 Senior notes	400,000	325,526	336,653	314,803
Fannie Mae term loans	76,446	72,848	73,487	72,215
[1] Differs from carrying amount due to unamortized discounts and loan costs.
[2] The change in fair value of our fixed rate debt was due primarily to the overall change in interest rates.

At June 30, 2023, the fair value of our mortgage and other notes receivable, discounted for estimated changes in the risk-free rate, was approximately $214.1 million. A 50 basis-point increase in market rates would decrease the estimated fair value of our mortgage and other loans by approximately $2.5 million, while a 50 bps decrease in such rates would increase their estimated fair value by approximately $2.5 million.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures. As of June 30, 2023, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) to ensure information required to be disclosed in our filings is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2023.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, except as amended and supplemented by the additional risk factors below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 17, 2023, our Board of Directors authorized (the “Revised Repurchase Plan”) pursuant to which we may purchase up to $160.0 million in shares of our issued and outstanding common stock. The Revised Repurchase Plan is effective for a period of one year and does not require us to repurchase any specific number of shares. The Revised Repurchase Plan may be suspended or discontinued at any time. Shares may be repurchased from time-to-time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with the terms of Rule 10b-18 of the Exchange Act and shall be made in accordance with all applicable laws and regulations in effect. The timing and number of shares repurchased, if any, will depend on a variety of factors, including price, general market and economic conditions, alternative investment opportunities and other corporate considerations. During the three and six months ended June 30, 2023, no common stock was repurchased.

Item 5. Other Information.

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2023.

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

3.3	Amendment to Articles of Incorporation (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed March 21, 2009)
3.4	Amendment to Articles of Incorporation approved by shareholders on May 2, 2014 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed August 4, 2014)
3.5	Amended and Restated Bylaws as approved February 17, 2023, as amended April 27, 2023 (incorporated by reference to Exhibit 3.5 to the Company’s Form 10-Q filed May 9, 2023)
3.6	Amendment to Articles of Incorporation approved by shareholders on May 6, 2020 (incorporated by reference to Exhibit 3.6 to the Company’s Form 10-Q filed August 10, 2020)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 39 to Form S-11 Registration Statement No. 33-41863, filed in paper - hyperlink is not required pursuant to Rule 105 of Regulation S-T)
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
4.5
First Supplemental Indenture dated as of January 26, 2021, among National Health Investors, Inc. Regions Bank, as trustee, and the subsidiary guarantors set forth therein (incorporated by reference to Exhibit 4.2 to Form 8-K dated January 26, 2021)

4.6
Second Supplemental Indenture, dated as of March 31, 2022, among National Health Investors, Inc., Regions Bank, as trustee, and the subsidiary guarantors set forth therein (incorporated by reference to Exhibit 4.6 to the Company’s Form 10-Q filed May 9, 2022)

10.1
Term Loan Agreement dated as of June 16, 2023, by and among National Health Investors, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated be reference to Exhibit 10.1 to Form 8-K dated June 20, 2023)

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

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date:	August 8, 2023	/s/ D. Eric Mendelsohn
D. Eric Mendelsohn
President, Chief Executive Officer and Director
(duly authorized officer)

Date:	August 8, 2023	/s/ John L. Spaid
John L. Spaid
Chief Financial Officer
(Principal Financial Officer)