Form 10-Q
period 2023-09-30
NATIONAL HEALTH INVESTORS INC
filed 2023-11-07
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	_____________	to	_____________

Commission File Number 001-10822
National Health Investors Inc
(Exact name of registrant as specified in its charter)

Maryland		62-1470956
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

222 Robert Rose Drive
Murfreesboro	Tennessee	37129
(Address of principal executive offices)		(Zip Code)

(615)	890-9100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	NHI	New York Stock Exchange

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

There were 43,409,841 shares of common stock outstanding of the registrant as of November 1, 2023.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets:
Real estate properties:
Land	$180,749	$177,527
Buildings and improvements	2,588,823	2,549,019
Construction in progress	7,019	3,352
	2,776,591	2,729,898
Less accumulated depreciation	(656,155)	(611,688)
Real estate properties, net	2,120,436	2,118,210
Mortgage and other notes receivable, net of reserve of $15,808 and $15,338, respectively	242,960	233,141
Cash and cash equivalents	16,579	19,291
Straight-line rent receivable	83,549	76,895
Assets held for sale, net	10,875	43,302
Other assets, net	24,691	16,585
Total Assets	$2,499,090	$2,507,424

Liabilities and Stockholders’ Equity:
Debt	$1,144,438	$1,147,511
Accounts payable and accrued expenses	29,326	25,905
Dividends payable	39,069	39,050
Deferred income	5,432	5,052
Total Liabilities	1,218,265	1,217,518

Commitments and contingencies

Redeemable noncontrolling interest	9,922	9,825

National Health Investors, Inc. Stockholders’ Equity:
Common stock, $0.01 par value, 100,000,000 shares authorized;
43,409,841 and 43,388,742 shares issued and outstanding, respectively	434	434
Capital in excess of par value	1,602,892	1,599,427
Retained earnings	2,434,799	2,331,190
Cumulative dividends	(2,778,014)	(2,660,826)
Total National Health Investors, Inc. Stockholders’ Equity	1,260,111	1,270,225
Noncontrolling interests	10,792	9,856
Total Equity	1,270,903	1,280,081
Total Liabilities and Equity	$2,499,090	$2,507,424

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements. The Condensed Consolidated Balance Sheet at December 31, 2022 was derived from the audited consolidated financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Revenues:
Rental income	$62,255	$59,394	$188,505	$163,935
Resident fees and services	12,367	12,013	35,860	24,005
Interest income and other	5,484	4,891	16,005	19,584
	80,106	76,298	240,370	207,524
Expenses:
Depreciation	17,515	17,533	52,862	53,577
Interest	15,086	11,412	43,308	32,472
Senior housing operating expenses	10,045	9,239	29,525	18,352
Legal	67	88	364	2,254
Franchise, excise and other taxes	2	225	443	694
General and administrative	4,430	4,744	14,390	17,893
Taxes and insurance on leased properties	2,908	2,358	8,738	7,553
Loan and realty losses	1,959	11,329	1,727	39,951
	52,012	56,928	151,357	172,746
Gains on sales of real estate, net	737	14,840	13,500	28,342
Gain (loss) on operations transfer, net	—	19	20	(710)
Gain on note receivable payoff	—	—	—	1,113
Loss on early retirement of debt	—	—	(73)	(151)
Gains from equity method investment	—	—	—	569
Other non-operating income	202	—	202	—
Net income	29,033	34,229	102,662	63,941
Add: net loss attributable to noncontrolling interests	313	239	946	599
Net income attributable to stockholders	29,346	34,468	103,608	64,540
Less: net income attributable to unvested restricted stock awards	(19)	—	(38)	—
Net income attributable to common stockholders	$29,327	$34,468	$103,570	$64,540

Weighted average common shares outstanding:
Basic	43,388,841	44,339,975	43,388,779	45,236,696
Diluted	43,388,841	44,402,582	43,389,675	45,261,123

Earnings per common share - basic	$0.68	$0.78	$2.39	$1.43
Earnings per common share - diluted	$0.68	$0.78	$2.39	$1.43

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2023	2022
	(unaudited)
Cash flows from operating activities:
Net income	$102,662	$63,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	52,862	53,577
Amortization of debt issuance costs, debt discounts and prepaids	3,392	3,216
Amortization of commitment fees and note receivable discounts	(323)	(802)
Amortization of lease incentives	1,798	7,477
Straight-line rent adjustments	(6,011)	11,360
Non-cash rental income	(2,500)	—
Non-cash interest income on mortgage and other notes receivable	(1,302)	(3,256)
Non-cash lease deposit liability recognized as rental income	—	(8,838)
Gains on sales of real estate, net	(13,500)	(28,342)
Gain on note receivable payoff	—	(1,113)
Gains from equity method investment	—	(569)
Loss on operations transfer, net	—	710
Loss on early retirement of debt	73	151
Loan and realty losses	1,727	39,951
Payment of lease incentive	(10,000)	—
Non-cash share-based compensation	3,740	7,576
Changes in operating assets and liabilities:
Other assets	(2,426)	(4,213)
Accounts payable and accrued expenses	1,317	(2,555)
Deferred income	(262)	712
Net cash provided by operating activities	131,247	138,983
Cash flows from investing activities:
Investments in mortgage and other notes receivable	(33,104)	(30,820)
Collections of mortgage and other notes receivable	11,231	117,973
Acquisitions of real estate	(38,081)	(4,876)
Proceeds from sales of real estate	51,542	168,957
Investments in existing real estate	(5,475)	(4,132)
Investments in equipment	(2,579)	(528)
Distributions from equity method investment	2,500	569
Net cash (used in) provided by investing activities	(13,966)	247,143
Cash flows from financing activities:
Proceeds from revolving credit facility	283,000	165,000
Payments on revolving credit facility	(120,000)	(155,000)
Borrowings on term loan	200,000	—
Payments on term loans	(365,304)	(135,290)
Debt issuance costs	(2,747)	(4,607)
Equity issuance costs	—	(21)
Distributions to noncontrolling interests	(1,004)	(757)
Dividends paid to stockholders	(117,169)	(122,721)
Taxes remitted on employee stock awards	—	(288)
Proceeds from noncontrolling interest	2,922	11,738
Payments to repurchase shares of common stock	—	(151,951)
Net cash used in financing activities	(120,302)	(393,897)
Decrease in cash and cash equivalents and restricted cash	(3,021)	(7,771)
Cash and cash equivalents and restricted cash, beginning of period	21,516	39,485
Cash and cash equivalents and restricted cash, end of period	$18,495	$31,714
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Nine Months Ended
	September 30,
	2023	2022
	(unaudited)
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$41,222	$33,927
Supplemental disclosure of non-cash investing and financing activities:
Real estate acquired in exchange for mortgage notes receivable	$14,200	$9,071
Increase in notes receivable from sales of real estate	$699	$—
Change in other assets related to sales of real estate	$—	$102
Change in accounts payable related to investments in real estate construction	$80	$—
Change in accounts payable related to renovations of existing real estate	$—	$208
Change in accounts payable related to distributions to noncontrolling interests	$(61)	$6
Change in accounts payable related to equity issuance cost	$—	$64
Reclassification of prepaid equity issuance costs to capital in excess of par value	$275	$—
Operating equipment received in transfer of operations	$—	$1,287
Increase in accounts payable related to transfer of operations	$—	$300

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Cumulative Dividends	Total National Health Investors, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances at December 31, 2022	43,388,742	$434	$1,599,427	$2,331,190	$(2,660,826)	$1,270,225	$9,856	$1,280,081
Noncontrolling interest capital contribution	—	—	—	—	—	—	2,000	2,000
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(563)	(563)
Net income, excluding a loss of $575, attributable to redeemable noncontrolling interests	—	—	—	74,263	—	74,263	(58)	74,205
Grants of restricted stock	21,000	—	—	—	—	—	—	—
Equity issuance costs	—	—	(275)	—	—	(275)	—	(275)
Shares issued on stock options exercised	99	—	—	—	—	—	—	—
Share-based compensation	—	—	2,874	—	—	2,874	—	2,874
Dividends declared, $1.80 per common share	—	—	—	—	(78,119)	(78,119)	—	(78,119)
Activity for the six months ended June 30, 2023	21,099	—	2,599	74,263	(78,119)	(1,257)	1,379	122
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(380)	(380)
Net income, excluding a loss of $250, attributable to redeemable noncontrolling interests	—	—	—	29,346	—	29,346	(63)	29,283
Share-based compensation	—	—	866	—	—	866	—	866
Dividends declared, $0.90 per common share	—	—	—	—	(39,069)	(39,069)	—	(39,069)
Activity for the three months ended September 30, 2023	—	—	866	29,346	(39,069)	(8,857)	(443)	(9,300)
Balances at September 30, 2023	43,409,841	$434	$1,602,892	$2,434,799	$(2,778,014)	$1,260,111	$10,792	$1,270,903

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Cumulative Dividends	Total National Health Investors Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances at December 31, 2021	45,850,599	$459	$1,591,182	$2,416,713	$(2,501,271)	$1,507,083	$9,900	$1,516,983
Distributions declared to noncontrolling interests, excluding $24 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(486)	(486)
Total comprehensive income, excluding a loss of $227 attributable to redeemable noncontrolling interests	—	—	—	30,072	—	30,072	(133)	29,939
Taxes remitted on employee stock awards	—	—	(14)	—	—	(14)	—	(14)
Shares issued on stock options exercised	732	—	—	—	—	—	—	—
Repurchases of common stock	(1,196,175)	(12)	—	(69,965)	—	(69,977)	—	(69,977)
Share-based compensation	—	—	6,511	—	—	6,511	—	6,511
Dividends declared, $1.80 per common share	—	—	—	—	(81,455)	(81,455)	—	(81,455)
Activity for the six months ended June 30, 2022	(1,195,443)	(12)	6,497	(39,893)	(81,455)	(114,863)	(619)	(115,482)
Distributions declared to noncontrolling interests, excluding $12 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(241)	(241)
Net income, excluding a loss of $278 attributable to redeemable noncontrolling interests	—	—	—	34,468	—	34,468	38	34,506
Equity issuance cost	—	—	(85)	—	—	(85)	—	(85)
Taxes remitted on employee stock awards	—	—	(274)	—	—	(274)	—	(274)
Shares issued on stock options exercised	5,765	—	—	—	—	—	—	—
Repurchases of common stock	(1,272,179)	(13)	—	(81,961)	—	(81,974)	—	(81,974)
Share-based compensation	—	—	1,065	—	—	1,065	—	1,065
Dividends declared, $0.90 per common share	—	—	—	—	(39,050)	(39,050)	—	(39,050)
Activity for the three months ended September 30, 2022	(1,266,414)	(13)	706	(47,493)	(39,050)	(85,850)	(203)	(86,053)
Balances at September 30, 2022	43,388,742	$434	$1,598,385	$2,329,327	$(2,621,776)	$1,306,370	$9,078	$1,315,448

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(unaudited)

Note 1. Organization and Nature of Business

National Health Investors, Inc. (“NHI,” the “Company,” “we,” “us,” or “our”), established in 1991 as a Maryland corporation, is a self-managed real estate investment trust (“REIT”) specializing in sale-leaseback, joint venture and mortgage and mezzanine financing of need-driven and discretionary senior housing and medical facility investments. We operate through two reportable segments: Real Estate Investments and Senior Housing Operating Portfolio (“SHOP”). Our Real Estate Investments segment consists of real estate investments and leases, mortgages and other notes receivable in independent living facilities (“ILF”), assisted living facilities (“ALF”), entrance-fee communities (“EFC”), senior living campuses (“SLC”), skilled nursing facilities (“SNF”) and a hospital (“HOSP”). As of September 30, 2023, we had gross investments of approximately $2.4 billion in 163 health care real estate properties located in 31 states and leased pursuant primarily to triple-net leases to 25 tenants consisting of 97 senior housing communities, 65 SNFs and one HOSP, excluding four properties classified as assets held for sale. Our portfolio of 14 mortgages along with other notes receivable totaled $258.8 million, excluding an allowance for expected credit losses of $15.8 million, as of September 30, 2023.

Our SHOP segment is comprised of two ventures that own the operations of ILFs. As of September 30, 2023, we had gross investments of approximately $344.4 million in 15 properties with a combined 1,734 units located in eight states that are operated on behalf of the Company by independent managers pursuant to the terms of separate management agreements that commenced April 1, 2022. The third-party managers, or related parties of the managers, own equity interests in the respective ventures.

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

Effective April 1, 2022 and at September 30, 2023, our consolidated total assets and liabilities include two consolidated ventures comprising our SHOP activities, each formed with a separate partner - Merrill Gardens, L.L.C. (“Merrill”) and DSHI NHI Holiday LLC (the “Discovery member”), a related party of Discovery Senior Living (“Discovery”). We consider both ventures to be VIEs as the members of each, as a group, lack the characteristics of a controlling financial interest. We are deemed to be the primary beneficiary of each VIE because we have the ability to control the activities that most significantly impact each VIE’s economic performance. The assets of the ventures primarily consist of real estate properties, cash and cash equivalents, and resident fees and services (accounts receivable). The obligations of the ventures primarily consist of operating expenses of the ILFs (accounts payable and accrued expenses) and capital expenditures for the properties. Aggregate assets of the consolidated SHOP ventures that can be used only to settle obligations of each respective SHOP venture primarily include approximately $260.1 million of real estate properties, net, $6.0 million of cash and cash equivalents, $2.0 million of prepaid expenses and other, and $0.6 million of accounts receivable, net. Liabilities of the consolidated SHOP ventures for which creditors do not have recourse to the general credit of the Company are $5.0 million. Reference Notes 5 and 10 for further discussion of these ventures.

We also consolidate two real estate partnerships formed with our partners, Discovery Senior Housing Investor XXIV, LLC, a related party of Discovery, beginning in June 2019, and LCS Timber Ridge LLC (“LCS”), beginning in January 2020, to invest in senior housing facilities. We consider both partnerships to be VIEs, as either the members, as a group, lack the characteristics of a controlling financial interest or the total equity at risk is insufficient to finance activities without additional subordinated financial support. NHI directs the activities that most significantly impact economic performance of these partnerships, subject to limited protective rights extended to our partners for specified business decisions. Because of our control of these partnerships, we include their assets, liabilities, noncontrolling interests and operations in our condensed consolidated financial statements. The aggregate assets of these consolidated real estate partnerships that can be used only to settle obligations of each respective partnership include approximately $254.5 million of real estate properties, net, $9.7 million in straight-line rents receivable, $8.5 million of other assets, net, and $2.6 million of cash and cash equivalents. Liabilities of these partnerships for which creditors do not have recourse to the general credit of the Company are not material.

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

We have concluded that the Company is not the primary beneficiary for certain investments where we lack either directly or through related parties the power to direct the activities that most significantly impact their economic performance. Accordingly, we account for our transactions with these entities and their subsidiaries at either amortized cost or net realizable value for straight-line rents receivable, excluding our investments accounted for under the equity method. See Note 16 for information on unconsolidated VIEs.

Noncontrolling Interests

Contingently redeemable noncontrolling interests are recorded at their initial carrying amounts upon issuance and are subsequently adjusted to reflect their share of gains or losses and distributions attributable to the noncontrolling interests. In periods where they are or will become probable of redemption, an adjustment to the redemption value of the noncontrolling interests is also recognized through “Capital in excess of par value” on the Company’s Condensed Consolidated Balance Sheets and included in our computation of earnings per share. As of September 30, 2023, the Merrill SHOP venture noncontrolling interest was classified in mezzanine equity, as discussed further in Note 10.

The noncontrolling interests associated with our two consolidated real estate partnerships and our Discovery member SHOP venture were classified in equity as of September 30, 2023.

Cash and Cash Equivalents and Restricted Cash

Cash equivalents consist of all highly liquid investments with an original maturity of three months or less. Restricted cash includes amounts required to be held on deposit or subject to an agreement (e.g., with a qualified intermediary subject to an exchange agreement pursuant to Section 1031 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) or in accordance with agency agreements governing our mortgages).

The following table sets forth our “Cash and cash equivalents and restricted cash” reported within the Company’s Condensed Consolidated Statements of Cash Flows ($ in thousands):

	September 30, 2023	September 30, 2022
Beginning of period:
Cash and cash equivalents	$19,291	$37,412
Restricted cash (included in Other assets, net)	2,225	2,073
Cash, cash equivalents, and restricted cash	$21,516	$39,485
End of period:
Cash and cash equivalents	$16,579	$28,811
Restricted cash (included in Other assets, net)	1,916	2,903
Cash, cash equivalents, and restricted cash	$18,495	$31,714

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

During the three and nine months ended September 30, 2023, we recognized impairment charges of approximately $1.2 million and $1.6 million, respectively, included in “Loan and realty losses” in our Condensed Consolidated Statements of Income. Reference Note 3 for more discussion.

Revenue Recognition

Rental Income - Our leases generally provide for rent escalators throughout the term of the lease. Base rental income is recognized using the straight-line method over the term of the lease to the extent that lease payments are considered collectible and the lease provides for specific contractual escalators. Under certain leases, we receive additional contingent rent, which is calculated on the increase in revenues of the tenant over a base year or base quarter. We recognize contingent rent annually or quarterly based on the actual revenues of the tenant once the target threshold has been achieved. Lease payments that depend on a factor directly related to future use of the property, such as an increase in annual revenues over a base year, are considered to be contingent rent and are excluded from the schedule of minimum lease payments.

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

As of September 30, 2023, we had three tenants, including Bickford Senior Living (“Bickford”), on the cash basis of revenue recognition for their lease arrangements. Reference Note 3 for further discussion.

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

Interest Income from Mortgage and Other Notes Receivable

Interest income is recognized based on the interest rates and principal amounts outstanding on the notes receivable. We identify a mortgage note as non-performing based on various criteria including timeliness of required payments, compliance with other provisions under the related note agreement, and an evaluation of the borrower’s current financial condition for indicators that it is probable it cannot pay its contractual amounts. A non-performing loan is returned to accrual status at such time as the note becomes contractually current and management believes all future principal and interest will be received according to the contractual terms of the note. As of September 30, 2023, we have two mortgage note receivables and a mezzanine loan totaling an aggregate of $26.6 million with affiliates of two operators/borrowers, including Bickford, designated as non-performing.

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

Certain activities that we undertake may be conducted by subsidiary entities that have elected to be treated as TRSs. TRSs are subject to federal, state, and local income taxes. Accordingly, a provision for income taxes has been made in the condensed consolidated financial statements.

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

In February 2023, we also acquired a 64-unit ALF in Chesapeake, Virginia from Bickford. The acquisition price was $17.3 million, including the satisfaction of an outstanding construction note receivable of $14.2 million including interest, cash consideration of $0.5 million and approximately $0.1 million in closing costs. The acquisition price also included a reduction of $2.5 million in Bickford’s outstanding pandemic-related rent deferrals that has been recognized in “Rental income” during the nine months ended September 30, 2023. We added the community to an existing master lease with Bickford at an initial rate of 8.0%.

Asset Dispositions

During the nine months ended September 30, 2023, we completed the following dispositions of real estate properties within our Real Estate Investments portfolio as described below ($ in thousands):

Operator	Date	Properties	Asset Class	Net Proceeds	Net Real Estate Investment	Gain	Impairment[2]
BAKA Enterprises, LLC[1,3]	Q1 2023	1	ALF	$7,478	$7,505	$—	$(27)
Bickford[1]	Q1 2023	1	ALF	2,553	1,421	1,132	—
Chancellor Senior Living[1,3]	Q2 2023	1	ALF	2,355	1,977	378	—
Milestone Retirement[1,3,4]	Q2 2023	2	ALF	3,803	3,934	—	(131)
Chancellor Senior Living[1,3]	Q2 2023	1	ALF	7,633	6,140	1,493	—
Milestone Retirement[1,3,4]	Q2 2023	1	ALF	1,602	1,452	150	—
Chancellor Senior Living	Q2 2023	1	ALF	23,724	14,476	9,248	—
Chancellor Senior Living[1,3]	Q3 2023	1	ALF	2,923	2,292	631	—
				$52,071	$39,197	$13,032	$(158)
1 Assets were previously classified as “Assets held for sale” in the Consolidated Balance Sheet at December 31, 2022.
2 Impairments are included in “Loan and realty losses” in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2023.
3 Total impairment charges previously recognized on these properties were $16.4 million in the aggregate.

4 The Company provided aggregate financing of approximately $0.7 million, net of discounts, on these transactions in the form of notes receivable.

Assets Held for Sale and Long-Lived Assets

The following is a summary of our assets held for sale ($ in thousands):

	As of	As of
	September 30, 2023	December 31, 2022
Number of properties	4	13
Real estate, net	$10,875	$43,302

Rental income associated with assets held for sale at September 30, 2023 totaled $0.6 million and $1.9 million for the three and nine months ended September 30, 2023, respectively, and $0.6 million and $1.6 million for the three and nine months ended September 30, 2022, respectively. During the first quarter of 2023, one property in our Real Estate Investments portfolio was classified as held for sale with a net real estate balance of $5.0 million and two properties, previously classified as held for sale with an aggregate net real estate balance of $12.3 million, were reclassified as held for use.

During the three months ended September 30, 2023, we recorded impairment charges of approximately $1.2 million for one property in our Real Estate Investments segment. During the nine months ended September 30, 2023, we recorded impairment charges of approximately $1.6 million for four properties in our Real Estate Investments segment, of which $0.5 million related to three properties either sold or classified as assets held for sale. The impairment charges are included in “Loan and realty losses” in the Condensed Consolidated Statements of Income.

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

Fourth Quarter 2023 Dispositions

During the fourth quarter of 2023, we sold three ALFs located in Florida for combined consideration of approximately $5.4 million in cash, net of transaction costs plus $1.6 million of seller financing in connection with one of the transactions. The properties were classified in assets held for sale on the Condensed Consolidated Balance Sheet as of September 30, 2023, with an aggregate book value of $5.9 million. Prior impairment charges recognized on the properties totaled $1.3 million.

Tenant Concentration

The following table contains information regarding concentration in our Real Estate Investments portfolio of tenants or affiliates of tenants, that exceed 10% of total revenues for the nine months ended September 30, 2023 and 2022, excluding $2.6 million for our corporate office, a credit loss reserve of $15.8 million and $344.4 million in real estate assets in the SHOP segment ($ in thousands):

	as of September 30, 2023			Revenues[1]
	Asset	Gross Real	Notes	Nine Months Ended September 30,
	Class	Estate	Receivable	2023		2022

Senior Living Communities, LLC (“Senior Living”)	EFC	$573,631	$48,950	$38,466	16%	$38,325	18%
Bickford[2]	ALF	429,043	16,827	29,280	12%	N/A	N/A
National HealthCare Corporation (“NHC”)	SNF	133,770	—	28,159	12%	27,875	13%
All others, net	Various	1,293,210	192,991	99,867	41%	109,766	53%
Escrow funds received from tenants
for property operating expenses	Various	—	—	8,738	4%	7,553	4%
		$2,429,654	$258,768	204,510		183,519
Resident fees and services[3]				35,860	15%	24,005	12%
				$240,370		$207,524
1 Includes interest income on notes receivable and rental income from properties classified as held for sale.
2 Revenues for the nine months ended September 30, 2022 are included in “All others, net” since they are less than 10% for that period.
3 There is no tenant concentration in “Resident fees and services” because these agreements are with individual residents.

At September 30, 2023, the two states in which we had an investment concentration of 10% or more were South Carolina (12.1%) and Texas (10.7%).

Senior Living

As of September 30, 2023, we leased ten retirement communities to Senior Living. We recognized straight-line rent of $(0.9) million and $0.3 million from Senior Living for the nine months ended September 30, 2023 and 2022, respectively.

NHC

As of September 30, 2023, we leased three ILFs and 32 SNFs to NHC, a publicly held company, under a master lease (four of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC). Straight-line rent of $(0.9) million and $(0.1) million was recognized for NHC for the nine months ended September 30, 2023 and 2022, respectively.

Two of the members of our Board of Directors, including our chairman, are also members of NHC’s board of directors.

Bickford

As of September 30, 2023, we leased 39 facilities to Bickford under four leases. During the second quarter of 2022, we converted Bickford to the cash basis of revenue recognition based upon information obtained from Bickford regarding its financial condition that raised substantial doubt as to its ability to continue as a going concern. As a result, we wrote off approximately $18.1 million of straight-line rents receivable and $7.1 million of lease incentives, that were included in “Other assets, net” on the Condensed Consolidated Balance Sheet, to rental income in 2022.

During the three and nine months ended September 30, 2023, Bickford repaid $0.8 million and $1.3 million, respectively, of its outstanding pandemic-related deferrals in addition to the reduction in deferrals of $2.5 million recognized in connection with the acquisition of the ALF located in Chesapeake, Virginia from Bickford. As of September 30, 2023, Bickford’s outstanding pandemic-related deferrals were $19.0 million.

Cash Basis Operators

Cash rent received from Bickford for the three and nine months ended September 30, 2023 was $8.6 million and $24.5 million, respectively, which excludes $2.5 million of rental income related to the reduction of pandemic-related rent deferrals recognized in connection with the acquisition of the ALF from Bickford in the first quarter of 2023 located in Chesapeake, Virginia (discussed above).

We placed two additional operators on the cash basis of accounting for their leases during 2022. Rental income associated with these tenants totaled $3.4 million and $10.0 million for the three and nine months ended September 30, 2023, respectively.

Tenant Purchase Options

Certain of our leases contain purchase options allowing tenants to acquire the leased properties by a fixed base price plus a specified share in any appreciation or a fixed base price. At September 30, 2023, tenants had purchase options on three properties with an aggregate net investment of $58.8 million that will become exercisable between 2027 and 2028. Rental income from these properties with tenant purchase options was $1.8 million and $5.4 million for the three and nine months ended September 30, 2023, respectively, and $1.8 million and $5.3 million for the three and nine months ended September 30, 2022, respectively.

We cannot reasonably estimate at this time the probability that any purchase options will be exercised in the future. Consideration to be received from the exercise of any tenant purchase option is expected to exceed our net investment in the leased property or properties.

Future Minimum Base Rent

Future minimum lease payments to be received by us under our operating leases at September 30, 2023, are as follows ($ in thousands):

Remainder of 2023	$57,301
2024	237,531
2025	241,391
2026	246,792
2027	201,627
2028	195,138
Thereafter	679,952
$1,859,732

Variable Lease Payments

Most of our existing leases contain annual escalators in rent payments. Some of our leases contain escalators that are determined annually based on a variable index or other factors that are indeterminable at the inception of the lease. The table below indicates the rental income recognized as a result of fixed and variable lease escalators ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Lease payments based on fixed escalators	$57,200	$53,394	$169,675	$172,767
Lease payments based on variable escalators	1,830	1,224	5,879	2,452
Straight-line rent, net of write-offs	1,040	2,476	6,011	(11,360)
Escrow funds received from tenants for property operating expenses	2,908	2,358	8,738	7,553
Amortization and write-off of lease incentives	(723)	(58)	(1,798)	(7,477)
Rental income	$62,255	$59,394	$188,505	$163,935

Note 4. Mortgage and Other Notes Receivable

At September 30, 2023, our investments in mortgage notes receivable totaled $159.4 million secured by real estate and other assets of the borrowers (e.g., Uniform Commercial Code liens on personal property) related to 14 facilities and in other notes receivable totaled $99.4 million, substantially all of which are guaranteed by significant parties to the notes or by cross-collateralization of properties with the same owner. These balances exclude a credit loss reserve of $15.8 million at September 30, 2023. Our loans designated as non-performing as of September 30, 2023 and December 31, 2022 include a mortgage note receivable of $10.0 million and a mezzanine loan of $14.5 million with affiliates of one operator/borrower. This operator/borrower is also one of the tenants on the cash basis of accounting for its leases. During the third quarter of 2023, we designated as non-performing a mortgage note receivable of $2.1 million due from Bickford. Interest income recognized, representing cash received, from these non-performing loans was $0.5 million and $1.4 million, respectively for the three and nine months ended September 30, 2023. Interest income recognized for the three and nine months ended September 30, 2022 was $0.5 million and $1.4 million, respectively. All other loans were on full accrual basis at September 30, 2023 and December 31, 2022.

Capital Funding Group, Inc. Loan Extension

On September 21, 2023, we amended a mezzanine loan with Capital Funding Group, Inc. Pursuant to the terms of the agreement, the loan increased from its balance at June 30, 2023 of $8.1 million to $25.0 million. The interest rate on the loan was increased to 10% and the maturity was extended to December 31, 2028.

Montecito Medical Real Estate

We have a $50.0 million mezzanine loan and security agreement with Montecito Medical Real Estate for a fund that invests in medical real estate, including medical office buildings, throughout the United States. As of September 30, 2023, we have funded $20.3 million of our commitment that was used to acquire nine medical office buildings for a combined purchase price of approximately $86.7 million. For both the three and nine months ended September 30, 2023 and 2022, we recognized interest income of $0.5 million and $1.4 million, respectively.

The mezzanine loan and security agreement was modified in April 2022, such that the two real estate investments funded in the second quarter of 2022 accrue interest at an annual rate of 7.5% that is paid monthly in arrears plus an additional annual rate of 4.5% to be paid upon certain future events including repayments, sales of fund investments, and refinancings (the “Deferred Interest”). Prior borrowings under the mezzanine loan and security agreement bear interest at an annual rate of 9.5% and accrue an additional 2.5% in Deferred Interest. The Deferred Interest will be recognized as interest income upon receipt. Funds drawn in accordance with this agreement are required to be repaid on a per-investment basis five years from deployment of the funds for the applicable investment, subject to two one-year extensions.
Bickford Construction and Mortgage Loans

As of September 30, 2023, we had one fully funded construction loan of $14.7 million to Bickford. The construction loan is secured by a first mortgage lien on substantially all of the related real and personal property as well as a pledge of any and all leases or agreements which may grant a right of use to the property. Usual and customary covenants extend to the agreement, including the borrower’s obligation for payment of insurance and taxes. NHI has a fair market value purchase option on the property upon stabilization of the underlying operations. On certain development projects, Bickford is entitled to up to $2.0 million per project in incentives based on the achievement of predetermined operational milestones and, if funded, will increase NHI's future purchase price and eventual lease payments to NHI.

At September 30, 2023, we hold a $12.7 million second mortgage as a component of the purchase price consideration in connection with the sale of six properties to Bickford in 2021. This second mortgage note receivable bears interest at a 10% annual rate and matures in April 2026. Interest income was $0.3 million and $1.0 million for the three and nine months ended September 30, 2023, respectively and $0.3 million and $1.0 million for the three and nine months ended September 30, 2022, respectively, related to the second mortgage. We did not include this note receivable in the determination of the gain recognized upon sale of the portfolio. Therefore, this note receivable is not reflected in “Mortgage and other notes receivable, net” in the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022. During the three and nine months ended September 30, 2023, Bickford repaid $0.1 million and $0.3 million of principal, respectively, on this note receivable which is reflected in “Gains on sale of real estate, net” in the Condensed Consolidated Statements of Income.

As noted previously, we designated a mortgage note receivable of $2.1 million due from Bickford as non-performing during the third quarter of 2023.

Senior Living

We have provided a $20.0 million revolving line of credit to Senior Living whose borrowings under the revolver are to be used for working capital needs and to finance construction projects within its portfolio, including building additional units. Beginning January 1, 2025, availability under the revolver will reduce to $15.0 million. The revolver matures in December 2029 at the time of lease maturity. At September 30, 2023, the $16.3 million outstanding under the revolver bears interest at 8.0% per annum.

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

Credit Loss Reserve

Our principal measures of credit quality, except for construction mortgages, are debt service coverage for amortizing loans and interest or fixed charge coverage for non-amortizing loans, collectively referred to as “Coverage.” A Coverage ratio provides a measure of the borrower’s ability to make scheduled principal and interest payments. The Coverage ratios presented in the table below have been calculated utilizing the most recent date for which data is available, June 30, 2023, using EBITDARM (earnings before interest, taxes, depreciation, amortization, rent and management fees) and the requisite debt service, interest service or fixed charges, as defined in the applicable loan agreement. We categorize Coverage into three levels: (i) more than 1.5x, (ii) between 1.0x and 1.5x, and (iii) less than 1.0x. We update the calculation of Coverage on a quarterly basis. Coverage is not a meaningful credit quality indicator for construction mortgages as either these developments are not generating any operating income, or they have insufficient operating income as occupancy levels necessary to stabilize the properties have not yet been achieved. We measure credit quality for these mortgages by considering the construction and stabilization timeline and the financial condition of the borrower as well as economic and market conditions.

We consider the guidance in ASC 310-20, Receivables - Nonrefundable Fees and Other Costs, when determining whether a modification, extension or renewal constitutes a current period origination. The credit quality indicator as of September 30, 2023, is presented below for the amortized cost, net by year of origination ($ in thousands):

	2023	2022	2021	2020	2019	Prior	Total
Mortgages
more than 1.5x	$—	$68,463	$—	$22,307	$—	$2,641	$93,411
between 1.0x and 1.5x	—	—	—	—	32,700	14,700	47,400
less than 1.0x	—	—	—	—	6,423	—	6,423
	—	68,463	—	22,307	39,123	17,341	147,234
Mezzanine
more than 1.5x	496	—	16,526	—	—	—	17,022
between 1.0x and 1.5x	216	—	23,943	—	—	—	24,159
less than 1.0x	—	—	—	—	—	25,000	25,000
	712	—	40,469	—	—	25,000	66,181
Non-performing
less than 1.0x	—	—	—	2,127	—	24,500	26,627
	—	—	—	2,127	—	24,500	26,627
Revolver
between 1.0x and 1.5x							18,726
							18,726
					Credit loss reserve		(15,808)
							$242,960

Due to the continuing challenges in financial markets and the potential impact on the collectability of our mortgages and other notes receivable, we forecasted a 20% increase in the probability of a default and a 20% increase in the amount of loss from a default on all loans, other than those designated as non-performing, resulting in an effective adjustment of 44%. The methodology for estimating the reserves for non-performing loans incorporates the sufficiency of the underlying collateral and the current conditions and forecasts of future economic conditions of these loans, including qualitative factors, which may differ from conditions existing in the historical period.

The allowance for expected credit losses is presented in the following table for the nine months ended September 30, 2023 ($ in thousands):

Beginning balance at January 1, 2023	$15,338
Provision for expected credit losses	470
Balance at September 30, 2023	$15,808

Note 5. Senior Housing Operating Portfolio Formation Activities

Effective April 1, 2022 we transitioned the operations of 15 ILFs previously leased pursuant to a triple-net lease into two new ventures comprising our SHOP activities. These new ventures, consolidated by the Company, are structured to comply with REIT requirements and utilize the TRS for activities that would otherwise be non-qualifying for REIT purposes. The properties in each venture are operated by a property manager in exchange for a management fee. The equity structure of these ventures is comprised of preferred and common equity interests. The Company owns 100% of the preferred equity interests in these ventures with an annual fixed preferred return of approximately $10.2 million as of September 30, 2023. Additionally, the managers, or related parties of the managers, own common equity interests in their respective ventures. Each venture is discussed in more detail below.

Merrill Managed Portfolio

We transferred six ILFs located in California and Washington into a consolidated venture with Merrill. Merrill initially contributed $10.6 million in cash for its 20% common equity interest in the venture. In the second quarter of 2023, the members of this venture contributed an additional $4.6 million to fund additional capital expenditures, of which Merrill contributed $0.9 million in cash in accordance with its common equity interest percentage in the venture. The operating agreement for the venture provides for contingent distributions to the members based on the attainment of certain yields on investment calculated on an annual basis.

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

Discovery Managed Portfolio

We transferred nine ILFs located in Arkansas, Georgia, Ohio, Oklahoma, New Jersey, and South Carolina into a consolidated venture with the Discovery member, a related party of Discovery. The Discovery member contributed $1.1 million in cash for its 2% common equity interest in the venture. In October 2023, the members contributed an additional $2.6 million to fund additional capital expenditures, which was funded in cash in accordance with each member’s common equity interest percentage in the venture. The operating agreement for the venture provides for contingent distributions to the members based on the attainment of certain yields on investment calculated on an annual basis. The noncontrolling interest is included in “Equity” on the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022.

The properties are managed by separate related parties of Discovery pursuant to management agreements, each with an initial term through March 2032 that automatically renews on a year-to-year basis thereafter unless terminated by either party with notice. The management agreements entitle the managers to a base management fee of 5% of net revenue.

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

We account for our investment in Timber Ridge OpCo under the equity method and decrease the carrying value of our investment for losses in the entity and distributions to NHI for cumulative amounts up to and including our basis plus any guaranteed or implied commitments to fund operations. In February 2023, we received $2.5 million from Timber Ridge OpCo representing the Company’s proportionate share of the lease incentive earned, as discussed in Note 7, based on its equity interest in the entity. Our guaranteed and implied commitments are currently limited to the additional $5.0 million under the revolving credit facility and the $2.5 million lease incentive distribution received. As of September 30, 2023, we have recognized our share of Timber Ridge OpCo’s operating losses in excess of our initial investment. These cumulative losses of $5.0 million in excess of our original basis and the $2.5 million lease incentive distribution received are included in “Accounts payable and accrued expenses” in our Condensed Consolidated Balance Sheet as of September 30, 2023. Excess unrecognized equity method losses for the three and nine months ended September 30, 2023 were $0.6 million and $1.9 million, respectively, and $0.9 million and $2.6 million for the three and nine months ended September 30, 2022, respectively. Cumulative unrecognized losses were $7.8 million through September 30, 2023. We recognized gains of approximately $0.6 million, representing cash distributions received related to our investment in Timber Ridge OpCo for the nine months ended September 30, 2022.

The Timber Ridge property is subject to early resident mortgages secured by a Deed of Trust and Indenture of Trust (the “Deed and Indenture”). As part of our acquisition, NHI-LCS JV I, LLC (“Timber Ridge PropCo”) acquired the Timber Ridge CCRC property and a subordination agreement was entered into pursuant to which the trustee acknowledged and confirmed that the security interests created under the Deed and Indenture were subordinate to any security interests granted in connection with the loan made by NHI to Timber Ridge PropCo. In addition, under the terms of the resident loan assumption agreement, during the term of the lease (seven years with two renewal options), Timber Ridge OpCo is to indemnify Timber Ridge PropCo for any repayment by Timber Ridge PropCo of these liabilities under the guarantee. As a result of the subordination agreement and the resident loan assumption agreements, no liability has been recorded as of September 30, 2023. The balance secured by the Deed and Indenture was $12.5 million at September 30, 2023.

Note 7. Other Assets

Other assets, net consist of the following ($ in thousands):

	September 30, 2023	December 31, 2022
SHOP accounts receivable, net of allowance of $352 and $375, and other assets	$792	$1,341
Real estate investments accounts receivable and prepaid expenses	4,383	3,621
Lease incentive payments, net	11,392	3,190
Regulatory escrows	6,208	6,208
Restricted cash	1,916	2,225
	$24,691	$16,585

In February 2023, Timber Ridge PropCo, the consolidated senior housing partnership with LCS that owns the Timber Ridge CCRC, paid a $10.0 million lease incentive earned by Timber Ridge OpCo. The lease incentive is being amortized on a straight-line basis through the remaining initial lease term ending January 2027.

Note 8. Debt

Debt consists of the following ($ in thousands):

	September 30, 2023	December 31, 2022
Revolving credit facility - unsecured	$205,000	$42,000
Bank term loans - unsecured	200,000	240,000
2031 Senior Notes - unsecured, net of discount of $2,358 and $2,600	397,642	397,400
Private placement notes - unsecured	275,000	400,000
Fannie Mae term loans - secured, non-recourse	76,345	76,649
Unamortized loan costs	(9,549)	(8,538)
	$1,144,438	$1,147,511

Aggregate principal maturities of debt as of September 30, 2023 are as follows ($ in thousands):

Remainder of 2023	$50,104
2024	75,425
2025	325,816
2026	205,000
2027	100,000
2028	—
Thereafter	400,000
1,156,345
Less: discount	(2,358)
Less: unamortized loan costs	(9,549)
$1,144,438

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

In the first quarter of 2023, we repaid $20.0 million of a term loan with a maturity of September 2023 (the “2023 Term Loan”). In June 2023, we entered into a two-year $200.0 million term loan agreement (the “2025 Term Loan”) bearing interest at a variable rate which is SOFR-based with a margin determined according to our credit ratings plus a 0.10% credit spread adjustment. The Company incurred approximately $2.7 million of deferred financing cost associated with this loan. The 2025 Term Loan proceeds were used to repay a portion of the remaining $220.0 million 2023 Term Loan balance, which was repaid in full in June 2023. The 2023 Term Loan accrued interest on borrowings consistent with the new 2025 Term Loan. Upon repayment, we expensed approximately $0.1 million of unamortized loan costs associated with this loan which are included in “Loss on early retirement of debt”.

At September 30, 2023, we had $495.0 million available to draw on the revolving portion of our credit facility, subject to usual and customary covenants. Among other stipulations, the unsecured credit facility agreement requires that we maintain certain financial ratios within limits set by our creditors. At September 30, 2023, we were in compliance with these ratios.

Pinnacle Bank is a participating member of our banking group. A member of NHI’s Board of Directors and chairperson of the Audit Committee of the Board of Directors is also the chairman of Pinnacle Financial Partners, Inc., the holding company for Pinnacle Bank. NHI’s local banking transactions are conducted primarily through Pinnacle Bank.

2031 Senior Notes

In January 2021, we issued $400.0 million aggregate principal amount of 3.00% senior notes that mature on February 1, 2031 and pay interest semi-annually (the “2031 Senior Notes”). The 2031 Senior Notes were sold at an issue price of 99.196% of face value before the underwriters’ discount. Our net proceeds from the 2031 Senior Notes offering, after deducting underwriting discounts and expenses, were approximately $392.3 million. The 2031 Senior Notes are subject to affirmative and negative covenants, including financial covenants with which we were in compliance at September 30, 2023.

Private Placement Notes

In January 2023, we repaid the $125.0 million of the private placement notes due January 2023 primarily with proceeds from the revolving credit facility.

Our remaining unsecured private placement notes as of September 30, 2023, payable interest-only, are summarized below ($ in thousands):

Amount	Inception	Maturity	Fixed Rate
$50,000	November 2015	November 2023	3.99%
75,000	September 2016	September 2024	3.93%
50,000	November 2015	November 2025	4.33%
100,000	January 2015	January 2027	4.51%
$275,000

In November 2023, the $50.0 million of private placement notes due November 2023 were repaid primarily with proceeds from the revolving credit facility.

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

Fannie Mae Term Loans

As of September 30, 2023, we had $60.1 million in Fannie Mae term-debt financing, that originated in March 2015, requiring interest-only payments at an annual rate of 3.79% with a 10-year maturity. The mortgages are non-recourse and secured by 11 properties leased to Bickford. In a December 2017 acquisition, we assumed additional Fannie Mae debt that amortizes through 2025 when a balloon payment will be due, is subject to prepayment penalties until 2024, bears interest at a rate of 4.6%, and has a remaining balance of $16.2 million at September 30, 2023. Collectively, the Fannie Mae debt is secured by properties having a net book value of $101.7 million at September 30, 2023.

Interest Expense

The following table summarizes interest expense ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest expense on debt at contractual rates	$14,387	$10,821	$41,439	$30,640
Capitalized interest	(21)	(18)	(61)	(28)
Amortization of debt issuance costs, debt discount and other	720	609	1,930	1,860
Total interest expense	$15,086	$11,412	$43,308	$32,472

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

As of September 30, 2023, we had working capital, construction and mezzanine loan commitments to six operators or borrowers for an aggregate of $145.4 million, of which we had funded $102.0 million toward these commitments. Loan funded amounts do not reflect the effects of discounts or commitment fees.

As of September 30, 2023, we had $23.2 million of development commitments for construction and renovation for seven properties of which we had funded $18.8 million toward these commitments. One of our consolidated real estate partnerships,

NHI REIT of DSL PropCo, LLC, has committed to fund up to $2.0 million toward the purchase of condominium units located at one of the facilities of which $1.0 million had been funded as of September 30, 2023.

As of September 30, 2023, we had an aggregate of $13.9 million in remaining contingent lease inducement commitments in five lease agreements which are generally based on the performance of facility operations and may or may not be met by the tenant. In the nine months ended September 30, 2023, we funded $10.0 million to Timber Ridge OpCo based upon the achievement of all performance conditions as discussed in Note 7.

The credit loss liability for unfunded loan commitments is estimated using the same methodology as used for our funded mortgage and other notes receivable based on the estimated amount that we expect to fund. We applied the same market adjustments as discussed in Note 4.

The liability for expected credit losses on our unfunded loans reflected in “Accounts payable and accrued expenses” on the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 is presented in the following table for the nine months ended September 30, 2023 ($ in thousands):

Beginning balance January 1, 2023	$683
Provision for expected credit losses	(385)
Balance at September 30, 2023	$298

The disposal transactions for three Bickford properties in 2022 included $2.4 million in contingent consideration representing cash placed in escrow to be returned to the buyers to the extent the sold properties generate negative monthly cash flows over the twelve months following the dates of sale. As of September 30, 2023, all the escrowed funds were returned to the buyers.

COVID-19 Pandemic Contingencies

Rental income for the three and nine months ended September 30, 2023 includes $2.1 million and $5.5 million, respectively, related to repayments and other reductions of pandemic-related rent deferrals. Rental income for the nine months ended September 30, 2023 includes the $2.5 million in reduced pandemic-related rent deferrals in connection with the acquisition in the first quarter of 2023 of the ALF located in Chesapeake, Virginia discussed in Note 3. There were no pandemic-related rent concessions granted for the three and nine months ended September 30, 2023. As of September 30, 2023, aggregate pandemic-related rent concessions granted to tenants that were initially accounted for as variable lease payments totaled approximately $26.9 million, net of cumulative repayments and other reductions of $9.2 million and excluding any interest accrued.

There were no pandemic-related rent concessions granted for the three months ended September 30, 2022. Pandemic-related rent concessions granted for the nine months ended September 30, 2022 totaled approximately $10.7 million, of which Bickford accounted for approximately $5.5 million.

Note 10. Redeemable Noncontrolling Interest

The interest held by Merrill in its SHOP venture was classified as a “Redeemable noncontrolling interest” in the mezzanine section between “Total liabilities” and “Stockholders’ equity” on our Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022. Certain provisions within the operating agreement of the Merrill venture provide Merrill with put rights upon certain contingent events that are not solely within the control of the Company. Therefore, Merrill’s noncontrolling interest was determined to be contingently redeemable. The redeemable noncontrolling interest is not currently redeemable and we concluded a contingent redemption event is not probable to occur as of September 30, 2023. Consequently, the noncontrolling interest will not be subsequently remeasured to its redemption amount until such contingent event and the related redemption are probable to occur. We will continue to reflect the attribution of gains or losses to the redeemable noncontrolling interest each period.

The following table presents the change in “Redeemable noncontrolling interest” for the nine months ended September 30, 2023 ($ in thousands):

Nine Months Ended
September 30, 2023
Balance at January 1,	$9,825
Contributions	922
Net loss	(825)
Balance at September 30,	$9,922

Note 11. Equity and Dividends

Share Repurchase Plan

On February 17, 2023, our Board of Directors authorized a revised stock repurchase program (the “Revised Repurchase Plan”) pursuant to which we may purchase up to $160.0 million in shares of our issued and outstanding common stock, par value $0.01 per share. The Revised Repurchase Plan is effective for a period of one year and does not require us to repurchase any specific number of shares. The Revised Repurchase Plan may be suspended or discontinued at any time. Shares may be repurchased from time-to-time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with the terms of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and repurchases shall be made in accordance with all applicable laws and regulations in effect. The timing and number of shares repurchased, if any, will depend on a variety of factors, including price, general market and economic conditions, alternative investment opportunities and other corporate considerations.

No common stock was repurchased during the three and nine months ended September 30, 2023. During 2022, cumulative repurchases through open market transactions totaled 2,468,354 shares of common stock for approximately $151.6 million. All shares received were constructively retired upon receipt, and reflected as a reduction to “Retained earnings” in the Condensed Consolidated Balance Sheet as of December 31, 2022.

In March 2023, we renewed our automatic “shelf” registration statement on Form S-3 and concurrently entered into a new equity distribution agreement whereby we can sell up to $500.0 million in common stock through an at-the-market (“ATM”) equity program. We incurred approximately $0.5 million in costs for these programs.

Dividends

The following table summarizes dividends declared by the Board of Directors or paid during the nine months ended September 30, 2023 and 2022:

Nine Months Ended September 30, 2023
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
November 6, 2022	December 30, 2022	January 27, 2023	$0.90
February 17, 2023	March 31, 2023	May 5, 2023	$0.90
May 5, 2023	June 30, 2023	August 4, 2023	$0.90
August 4, 2023	September 29, 2023	November 3, 2023	$0.90

Nine Months Ended September 30, 2022
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
November 5, 2021	December 31, 2021	January 31, 2022	$0.90
February 16, 2022	March 31, 2022	May 6, 2022	$0.90
May 6, 2022	June 30, 2022	August 5, 2022	$0.90
August 5, 2022	September 30, 2022	November 4, 2022	$0.90

On November 3, 2023, the Board of Directors declared a $0.90 per share dividend payable to common stockholders of record on December 29, 2023, payable on January 26, 2024.

Note 12. Share-Based Compensation

The Company’s outstanding stock incentive awards have been granted under two incentive plans – the 2012 Stock Incentive Plan and the 2019 Stock Incentive Plan, which was amended and restated in May 2023 (collectively, the “2019 Plan”). During the nine months ended September 30, 2023, we granted options to purchase 385,500 shares of common stock under the 2019 Plan.

The amendment and restatement of the 2019 Plan, which was approved by stockholders in May 2023, increased the number of shares of common stock authorized for issuance under the 2019 Plan from 3,000,000 to 6,000,000 and added the ability of the Company to award shares of restricted stock and restricted stock units subject to such conditions and restrictions as the Company may determine. In May 2023, 21,000 shares of restricted stock were issued to executive officers with a grant date fair value of $49.30 per share based on the market value of our common stock on the date of grant. The restricted stock will vest over five years, with 20% vesting on each anniversary of the date of grant. The restricted stock awards contain non-forfeitable rights to dividends or dividend equivalents during the vesting periods.

The weighted average fair value of options granted during the nine months ended September 30, 2023 and 2022 was $10.56 and $11.92 per option, respectively. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2023	2022
Dividend yield	6.9%	7.0%
Expected volatility	39.0%	49.3%
Expected lives	2.9 years	2.9 years
Risk-free interest rate	4.56%	1.75%

The following table summarizes our outstanding stock options:

			Weighted Average
	Number	Weighted Average	Remaining
	of Shares	Exercise Price	Contractual Life (Years)
Options outstanding, January 1, 2022	1,652,505	$78.10
Options granted	718,000	$53.62
Options exercised	(56,832)	$53.41
Options forfeited	(23,000)	$62.33
Options expired	(74,498)	$77.93
Options outstanding, September 30, 2022	2,216,175	$70.97

Exercisable at September 30, 2022	1,695,155	$74.73

Options outstanding, January 1, 2023	2,216,175	$70.97
Options granted	385,500	$54.73
Options exercised	(5,166)	$53.41
Options forfeited	(61,168)	$66.44
Options expired	(88,170)	$64.33
Options outstanding, September 30, 2023	2,447,171	$68.80	2.51

Exercisable at September 30, 2023	2,078,827	$71.40	2.25

At September 30, 2023, there was no intrinsic value of stock options outstanding and exercisable. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2023 and 2022 was $1.23 per share or less than $0.1 million and $4.94 per share or $0.1 million, respectively.

The following is a summary of share-based compensation expense, net of any forfeitures, included in “General and administrative expenses” in the Condensed Consolidated Statements of Income ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Share-based compensation components:
Restricted stock expense	$119	$—	$191	$—
Stock option expense	747	1,065	3,549	7,576
Total share-based compensation expense	$866	$1,065	$3,740	$7,576

As of September 30, 2023, unrecognized compensation expense totaling $2.7 million associated with stock-based awards is expected to be recognized over the following periods: remainder of 2023 - $0.9 million, 2024 - $1.3 million, 2025 - $0.3 million, 2026 - $0.1 million, and thereafter - $0.1 million.

Note 13. Earnings Per Common Share

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per common share ($ in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$29,033	$34,229	$102,662	$63,941
Add: net loss attributable to noncontrolling interests	313	239	946	599
Net income attributable to stockholders	29,346	34,468	103,608	64,540
Less: net income attributable to unvested restricted stock awards	(19)	—	(38)	—
Net income attributable to common stockholders - basic	$29,327	$34,468	$103,570	$64,540

BASIC:
Weighted average common shares outstanding	43,388,841	44,339,975	43,388,779	45,236,696

DILUTED:
Weighted average common shares outstanding	43,388,841	44,339,975	43,388,779	45,236,696
Stock options	—	62,607	896	24,427
Weighted average dilutive common shares outstanding	43,388,841	44,402,582	43,389,675	45,261,123

Earnings per common share - basic	$0.68	$0.78	$2.39	$1.43
Earnings per common share - diluted	$0.68	$0.78	$2.39	$1.43

Incremental anti-dilutive shares excluded:
Net share effect of stock options with an exercise price in excess of the average market price for our common shares	816,353	390,159	781,727	501,183

Regular dividends declared per common share	$0.90	$0.90	$2.70	$2.70

Note 14. Fair Value of Financial Instruments

Carrying amounts and fair values of financial instruments that are not carried at fair value at September 30, 2023 and December 31, 2022 in the Condensed Consolidated Balance Sheets are as follows ($ in thousands):

	Carrying Amount		Fair Value Measurement
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Level 2
Variable rate debt	$399,233	$277,699	$405,000	$282,000
Fixed rate debt	$745,205	$869,812	$642,539	$773,994

Level 3
Mortgage and other notes receivable, net	$242,960	$233,141	$228,282	$227,611

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

We formed the SHOP segment effective April 1, 2022 upon termination of the triple-net lease for the legacy Holiday Retirement portfolio at which time the operations and properties of 15 ILFs were transferred into two separate ventures, as discussed further in Note 5. The results associated with the prior triple-net lease structure for these properties are included in the Real Estate Investments segment and the results from operating these SHOP properties after the transition are included in our SHOP segment. There is no impact to the prior year’s presentation.

Our chief operating decision maker evaluates performance based upon segment net operating income (“NOI”). We define NOI as total revenues, less tenant reimbursements and property operating expenses. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties. There were no intersegment transactions for either the three or nine months ended September 30, 2023 and 2022. Capital expenditures for the nine months ended September 30, 2023 were approximately $56.5 million for the Real Estate Investments segment and $6.3 million for the SHOP segment. Capital expenditures for the nine months ended September 30, 2022 were approximately $7.6 million for the Real Estate Investments segment and $1.8 million for the SHOP segment.

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

Summary information for the reportable segments during the three and nine months ended September 30, 2023 and 2022 is as follows ($ in thousands):

For the three months ended September 30, 2023:	Real Estate Investments	SHOP	Non-segment/Corporate	Total
Rental income	$62,255	$—	$—	$62,255
Resident fees and services	—	12,367	—	12,367
Interest income and other	5,337	—	147	5,484
Total revenues	67,592	12,367	147	80,106
Senior housing operating expenses	—	10,045	—	10,045
Taxes and insurance on leased properties	2,908	—	—	2,908
NOI	64,684	2,322	147	67,153
Depreciation	15,211	2,292	12	17,515
Interest	773	—	14,313	15,086
Legal	—	—	67	67
Franchise, excise and other taxes	—	—	2	2
General and administrative	—	—	4,430	4,430
Loan and realty losses	1,959	—	—	1,959
Gains on sales of real estate, net	(737)	—	—	(737)
Other non-operating income	(202)	—	—	(202)
Net income (loss)	$47,680	$30	$(18,677)	$29,033

Total assets	$2,218,699	$277,014	$3,377	$2,499,090

For the three months ended September 30, 2022:	Real Estate Investments	SHOP	Non-segment/Corporate	Total
Rental income	$59,394	$—	$—	$59,394
Resident fees and services	—	12,013	—	12,013
Interest income and other	4,820	—	71	4,891
Total revenues	64,214	12,013	71	76,298
Senior housing operating expenses	—	9,239	—	9,239
Taxes and insurance on leased properties	2,358	—	—	2,358
NOI	61,856	2,774	71	64,701
Depreciation	15,390	2,129	14	17,533
Interest	837	—	10,575	11,412
Legal	—	—	88	88
Franchise, excise and other taxes	—	—	225	225
General and administrative	—	—	4,744	4,744
Loan and realty losses	11,329	—	—	11,329
Gains on sales of real estate, net	(14,840)	—	—	(14,840)
Gain on operations transfer, net	(19)	—	—	(19)
Net income (loss)	$49,159	$645	$(15,575)	$34,229

Total assets	$2,214,475	$290,708	$3,602	$2,508,785

For the nine months ended September 30, 2023:	Real Estate Investments	SHOP	Non-segment/Corporate	Total
Rental income	$188,505	$—	$—	$188,505
Resident fees and services	—	35,860	—	35,860
Interest income and other	15,727	—	278	16,005
Total revenues	204,232	35,860	278	240,370
Senior housing operating expenses	—	29,525	—	29,525
Taxes and insurance on leased properties	8,738	—	—	8,738
NOI	195,494	6,335	278	202,107
Depreciation	46,064	6,757	41	52,862
Interest	2,298	—	41,010	43,308
Legal	—	—	364	364
Franchise, excise and other taxes	—	—	443	443
General and administrative	—	—	14,390	14,390
Loan and realty losses	1,727	—	—	1,727
Gains on sales of real estate, net	(13,500)	—	—	(13,500)
Gain on operations transfer, net	(20)	—	—	(20)
Other non-operating income	(202)	—	—	(202)
Loss on early retirement of debt	—	—	73	73
Net income (loss)	$159,127	$(422)	$(56,043)	$102,662

For the nine months ended September 30, 2022:	Real Estate Investments	SHOP	Non-segment/Corporate	Total
Rental income	$163,935	$—	$—	$163,935
Resident fees and services	—	24,005	—	24,005
Interest income and other	19,362	—	222	19,584
Total revenues	183,297	24,005	222	207,524
Senior housing operating expenses	—	18,352	—	18,352
Taxes and insurance on leased properties	7,553	—	—	7,553
NOI	175,744	5,653	222	181,619
Depreciation	49,282	4,245	50	53,577
Interest	2,371	—	30,101	32,472
Legal	—	—	2,254	2,254
Franchise, excise and other taxes	—	—	694	694
General and administrative	—	—	17,893	17,893
Loan and realty losses	39,951	—	—	39,951
Gains on sales of real estate, net	(28,342)	—	—	(28,342)
Loss on operations transfer, net	710	—	—	710
Gain on note receivable payoff	(1,113)	—	—	(1,113)
Loss on early retirement of debt	—	—	151	151
Gains from equity method investment	(569)	—	—	(569)
Net income (loss)	$113,454	$1,408	$(50,921)	$63,941

Note 16. Unconsolidated Variable Interest Entities

The Company’s unconsolidated VIEs are summarized below by date of initial involvement. For further discussion of the nature of the relationships, including the sources of exposure to these VIEs, see the notes to our condensed consolidated financial statements cross-referenced below ($ in thousands).

Date	Name	Source of Exposure	Carrying Amount	Maximum Exposure to Loss	Note Reference
2014	Senior Living	Notes and straight-line receivable	$89,728	$93,478	Notes 3, 4
2016	Senior Living Management	Notes	$24,500	$24,500	—
2018	Bickford	Notes and funding commitment	$17,108	$29,816	Notes 3, 4
2019	Encore Senior Living	Various[1]	$54,161	$56,536	—
2020	Timber Ridge OpCo	Various[2]	$1,977	$6,977	Notes 6, 7
2020	Watermark Retirement	Notes and straight-line receivable	$8,921	$11,445	—
2021	Montecito Medical Real Estate	Notes and funding commitment	$20,514	$50,260	Note 4
2021	Vizion Health	Notes and straight-line receivable	$17,948	$17,948	—
2021	Navion Senior Solutions	Various[3]	$8,025	$8,025	—
2023	Kindcare Senior Living	Notes[4]	$733	$733	—

1 Notes, straight-line rents receivable, and lease receivables
2 Loan commitment, equity method investment, straight-line rents receivable and unamortized lease incentive
3 Notes, loan commitments, straight-line rents receivable, and unamortized lease incentive
4 Represents two mezzanine loans originated from the sales of real estate

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

*Breaches of, disruptions to, or other unauthorized interference with the privacy and security of Company information could cause us to incur substantial costs and reputational damage, and could subject us to litigation and enforcement actions;

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

*    Complying with REIT requirements may cause us to forgo otherwise attractive acquisition opportunities or liquidate otherwise attractive investments, which could materially hinder our performance;

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

See the notes to the annual audited consolidated financial statements in our most recent Annual Report on Form 10-K for the year ended December 31, 2022, “Business” and “Risk Factors” under Part I, Item 1 and Item 1A, respectively, therein and “Risk Factors” under Part II, Item 1A of this Quarterly Report on Form 10-Q for a further discussion of these and of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent therein. You should carefully consider these risks before making any investment decisions in the Company. These risks and uncertainties are not the only ones facing the Company. There may be additional risks that we do not presently know of and or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition, results of operations, or cash flows could be materially and adversely affected. In that case, the trading price of our shares of stock could decline and you may lose part or all of your investment. Given these risks and uncertainties, we can give no assurance that these forward-looking statements will, in fact, occur. We caution readers not to place undue reliance on such forward-looking statements, which speak only as of the dates made. We undertake no obligation to revise or update any of the forward-looking statements to reflect subsequent events or circumstances except to the extent required by applicable law.

Executive Overview

National Health Investors, Inc., established in 1991 as a Maryland corporation, is a self-managed REIT specializing in sale leaseback, joint-venture, and mortgage and mezzanine financing of need-driven and discretionary senior housing and medical facility investments. We operate through two reportable business segments: Real Estate Investments and SHOP. Our Real Estate Investments segment consists of real estate investments and leases, mortgages and other notes receivable in independent living facilities (“ILFs”), assisted living facilities (“ALF”), entrance-fee communities (“EFC”), senior living campuses (“SLC”), skilled nursing facilities (“SNF”) and a hospital (“HOSP”). We fund our real estate investments primarily through: (1) operating cash flow, (2) debt, including note offerings, bank lines of credit and term debt, both unsecured and secured, and (3) the sale of equity securities. Our SHOP segment is comprised of the operations of 15 ILFs that provide residential living and other services for residents located throughout the United States that are operated on behalf of the Company by independent managers pursuant to the terms of separate management agreements. The third-party managers, or related parties of the managers, own equity interests in the respective ventures.

Real Estate Investments Portfolio

As of September 30, 2023, we had investments in real estate and mortgage and other notes receivable involving 177 facilities located in 31 states. These investments involve 104 senior housing properties, 72 SNFs and one HOSP, excluding four properties classified as assets held for sale. These investments consisted of properties with an original aggregate cost of approximately $2.4 billion, rented under primarily triple-net leases to 25 tenants, and $258.8 million aggregate carrying value of mortgages and other notes receivable, excluding an allowance for expected credit losses of $15.8 million, due from 15 borrowers.

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

Senior Housing – Need-Driven includes ALFs and SLCs which primarily attract private payment for services from residents who require assistance with activities of daily living. Need-driven properties are subject to regulatory oversight.

Senior Housing – Discretionary includes ILFs and EFCs which primarily attract private payment for services from residents who are making the lifestyle choice of living in an age-restricted multi-family community that offers social programs, meals, housekeeping, and in some cases access to healthcare services. Discretionary properties are subject to limited regulatory oversight. There is a correlation between demand for this type of community and the strength of the housing market.

Medical Facilities within our portfolio receive payment primarily from Medicare, Medicaid and health insurance. These properties include SNFs and a HOSP that attract patients who have a need for acute or complex medical attention, preventative medicine, or rehabilitation services. Medical properties are subject to state and federal regulatory oversight and, in the case of hospitals, Joint Commission accreditation.

Senior Housing Operating Portfolio Structure

Effective April 1, 2022, 15 senior housing ILFs previously part of the legacy Holiday Retirement (“Holiday”) properties were transferred from a triple-net lease to two separate ventures comprising our SHOP segment. These ventures, in which NHI owns a majority interest, own the underlying independent living operations and are structured to comply with REIT requirements that utilize the TRS for activities that would otherwise be non-qualifying for REIT purposes. These properties are operated by third-party property managers that manage our communities in exchange for the receipt of a management fee, and as such, we are not directly exposed to the credit risk of the property managers in the same manner or to the same extent as we are to our triple-net tenants. However, we rely on the property managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our communities efficiently and effectively. We also rely on the property managers to set appropriate resident fees and otherwise operate our communities in compliance with the terms of our management agreements and all applicable laws and regulations. As of September 30, 2023, our SHOP segment consisted of 15 ILFs located in eight states, with a combined 1,734 units.

The following tables summarize our portfolio, excluding $2.6 million for our corporate office, $10.9 million in assets held for sale and a credit loss reserve of $15.8 million, as of and for the nine months ended September 30, 2023 ($ in thousands):

Real Estate Investments and SHOP
	Properties	Beds/Units	NOI[1]	% Total	Gross Investment
Real Estate Properties
Senior Housing - Need-Driven
Assisted Living	71	3,882	$45,323	22.5%	$761,744
Senior Living Campus	8	995	12,063	6.0%	214,693
Total Senior Housing - Need-Driven	79	4,877	57,386	28.5%	976,437
Senior Housing - Discretionary
Independent Living	7	903	6,252	3.1%	108,486
Entrance-Fee Communities	11	2,917	45,382	22.5%	746,485
Total Senior Housing - Discretionary	18	3,820	51,634	25.6%	854,971
Total Senior Housing	97	8,697	109,020	54.1%	1,831,408
Medical Facilities
Skilled Nursing Facilities	65	8,614	62,335	30.9%	557,996
Hospitals	1	64	3,066	1.5%	40,250
Total Medical Facilities	66	8,678	65,401	32.4%	598,246
Current Year Disposals and Held for Sale			5,346	2.6%
Total Real Estate Properties	163	17,375	179,767	89.1%	2,429,654

Mortgage and Other Notes Receivable
Senior Housing - Need-Driven	6	472	4,825	2.4%	81,662
Senior Housing - Discretionary	1	248	1,778	0.9%	32,700
Skilled Nursing Facilities	7	731	2,584	1.3%	45,000
Other Notes Receivable	—	—	6,315	3.1%	99,406
Current Year Note Payoffs	—	—	225	0.1%	—
Total Mortgage and Other Notes Receivable	14	1,451	15,727	7.8%	258,768

SHOP
Independent Living	15	1,734	6,335	3.1%	344,387

Total	192	20,560	$201,829	100%	$3,032,809

[1]Excludes Non-segment/Corporate NOI

Portfolio Summary	Properties	NOI	% Portfolio	Gross Investment
Real Estate Properties	163	$179,767	89.1%	$2,429,654
Mortgage and Other Notes Receivable	14	15,727	7.8%	258,768
SHOP	15	6,335	3.1%	344,387
Total Portfolio	192	$201,829	100%	$3,032,809

Portfolio by Operator Type
Public	55	$48,301	23.9%	$411,740
National Chain (Privately Owned)	3	8,280	4.1%	172,385
Regional	116	131,898	65.4%	2,072,291
Small	3	1,444	0.8%	32,006
Current Year Disposals and Held for Sale		5,346	2.6%	—
Current Year Note Payoffs		225	0.1%	—
Total Real Estate Investments Portfolio	177	195,494	96.9%	2,688,422
SHOP	15	6,335	3.1%	344,387
Total Portfolio	192	$201,829	100%	$3,032,809

The following table summarizes the geographic concentration of net operating income (“NOI”) of our portfolio, excluding Non-segment/Corporate NOI, for the nine months ended September 30, 2023 and 2022 ($ in thousands).

	Nine Months Ended September 30,
Location	2023	2022
South Carolina	$24,972	$25,955
Texas	23,572	21,124
Florida	20,588	19,407
Tennessee	13,339	12,189
Washington	10,157	11,521
All others	109,201	91,201
NOI	$201,829	$181,397

For the nine months ended September 30, 2023, operators of facilities in our Real Estate Investments portfolio who provided 3% or more individually, and collectively 61% of our total revenues were (parent company, in alphabetical order): Bickford Senior Living (“Bickford”); Discovery Senior Living (“Discovery”); Encore Senior Living; Health Services Management; Life Care Services; NHC; Senior Living Communities (“Senior Living”); and The Ensign Group.

As of September 30, 2023, our average effective annualized NOI for the Real Estate Investments reportable segment was $9,536 per bed for SNFs, $17,761 per unit for SLCs, $15,977 per unit for ALFs, $9,230 per unit for ILFs, $20,623 per unit for EFCs and $63,899 per bed for the HOSP. As of September 30, 2023, our average effective annualized NOI per unit for the SHOP reportable segment was $5,357.

Substantially all of our revenues and sources of cash flows from operations are rents paid under operating leases for real estate, revenues under resident agreements and interest earned on mortgages and other notes receivable. These revenues represent a primary source of liquidity to fund our distributions to stockholders and depend upon the performance of the operators. Operating difficulties experienced by our operators and managers could have a material adverse effect on their ability to meet their financial and other contractual obligations to us, as well as on our results of operations. We monitor operator performance through periodic reviews of operating results for each facility, covenant compliance and property inspections, among other activities.

COVID-19 Pandemic Update

Rental income for the three and nine months ended September 30, 2023 includes $2.1 million and $5.5 million, respectively, related to repayments and other reductions of pandemic-related rent deferrals. Rental income for the nine months ended September 30, 2023 includes the $2.5 million in reduced pandemic-related rent deferrals in connection with the acquisition in the first quarter of 2023 of the ALF located in Chesapeake, Virginia discussed in Note 3. There were no pandemic-related rent concessions granted for the three and nine months ended September 30, 2023. As of September 30, 2023, aggregate pandemic-related rent concessions granted to tenants that were initially accounted for as variable lease payments totaled approximately $26.9 million, net of cumulative repayments and other reductions of $9.2 million and excluding any interest accrued.

There were no pandemic-related rent concessions granted for the three months ended September 30, 2022. Pandemic-related rent concessions granted for the nine months ended September 30, 2022 totaled approximately $10.7 million, of which Bickford accounted for approximately $5.5 million.

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

Asset Dispositions

During the nine months ended September 30, 2023, we completed the following dispositions of real estate property within our Real Estate Investments portfolio as described below ($ in thousands):

Operator	Date	Properties	Asset Class	Net Proceeds	Net Real Estate Investment	Gain	Impairment[2]
BAKA Enterprises, LLC [1,3]	Q1 2023	1	ALF	$7,478	$7,505	$—	$(27)
Bickford[1]	Q1 2023	1	ALF	2,553	1,421	1,132	—
Chancellor Senior Living[1,3]	Q2 2023	1	ALF	2,355	1,977	378	—
Milestone Retirement[1,3,4]	Q2 2023	2	ALF	3,803	3,934	—	(131)
Chancellor Senior Living[1,3]	Q2 2023	1	ALF	7,633	6,140	1,493	—
Milestone Retirement[1,3,4]	Q2 2023	1	ALF	1,602	1,452	150	—
Chancellor Senior Living	Q2 2023	1	ALF	23,724	14,476	9,248	—
Chancellor Senior Living[1,3]	Q3 2023	1	ALF	2,923	2,292	631	—
				$52,071	$39,197	$13,032	$(158)
1 Assets were previously classified as “Assets held for sale” in the Consolidated Balance Sheet at December 31, 2022.
2 Impairments are included in “Loan and realty losses” in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2023.

3 Total impairment charges recognized on these properties in prior periods were $16.4 million in the aggregate.
4The Company provided aggregate financing of approximately $0.7 million, net of discounts, on these transactions in the form of notes receivable.

Capital Funding Group, Inc. Loan Extension

On September 21, 2023, we amended a mezzanine loan with Capital Funding Group, Inc. Pursuant to the terms of the agreement, the loan increased from its balance at June 30, 2023 of $8.1 million to $25.0 million. The interest rate on the loan was increased to 10% and the maturity was extended to December 31, 2028.

Assets Held for Sale and Impairment of Long-Lived Assets

Four properties in our Real Estate Investments portfolio, with an aggregate net real estate balance of $10.9 million, were classified as assets held for sale on our Condensed Consolidated Balance Sheet as of September 30, 2023. Rental income associated with the four properties was $0.6 million and $1.9 million for the three and nine months ended September 30, 2023, respectively, and $0.6 million and $1.6 million for the three and nine months ended September 30, 2022, respectively. During the first quarter of 2023, one property in our Real Estate Investments portfolio was classified as held for sale with a net real estate balance of $5.0 million and two properties, previously classified as held for sale with an aggregate net real estate balance of $12.3 million, were reclassified as held for use on our Condensed Consolidated Balance Sheet.

During the three months ended September 30, 2023, we recorded impairment charges of approximately $1.2 million for one property in our Real Estate Investments segment. During the nine months ended September 30, 2023, we recorded impairment charges of approximately $1.6 million for four properties in our Real Estate Investments segment, of which $0.5 million related to three properties either sold or classified as assets held for sale. The impairment charges are included in “Loan and realty losses” in the Condensed Consolidated Statements of Income.

Fourth Quarter 2023 Dispositions

During the fourth quarter of 2023, we sold three ALFs located in Florida for combined consideration of approximately $5.4 million in cash, net of transaction costs plus $1.6 million of seller financing in connection with one of the transactions. The properties were classified in assets held for sale on the Condensed Consolidated Balance Sheet as of September 30, 2023, with an aggregate book value of $5.9 million. Prior impairment charges recognized on the properties totaled $1.3 million.

Other

Our leases for real estate properties are typically structured as “triple-net leases” on single-tenant properties having an initial leasehold term of 10 to 15 years with one or more five-year renewal options. As such, there may be reporting periods in which we experience few, if any, lease renewals or expirations. During the nine months ended September 30, 2023, we did not have any significant renewing or expiring leases. Most of our existing leases contain annual escalators in rent payments. For financial statement purposes, rental income is generally recognized on a straight-line basis over the term of the lease.

Certain of our leases contain purchase options allowing tenants to acquire the leased properties. At September 30, 2023, tenants had purchase options on three properties with an aggregate net investment of $58.8 million that will become exercisable between 2027 and 2028. Rental income from these properties with tenant purchase options was $1.8 million and $5.4 million for the three and nine months ended September 30, 2023, respectively, and $1.8 million and $5.3 million for the three and nine months ended September 30, 2022, respectively.

We cannot reasonably estimate at this time the probability that any purchase options will be exercised in the future. Consideration to be received from the exercise of any tenant purchase option is expected to exceed our net investment in the leased property or properties.

Tenant Concentration

The following table contains information regarding concentration in our Real Estate Investments portfolio of tenants or affiliates of tenants, that exceed 10% of total revenues for the nine months ended September 30, 2023 and 2022, excluding $2.6 million for our corporate office, a credit loss reserve of $15.8 million and $344.4 million in real estate assets for the SHOP segment ($ in thousands):

	As of September 30, 2023			Revenues[1]
	Asset	Gross Real	Notes	Nine Months Ended September 30,
	Class	Estate	Receivable	2023		2022

Senior Living	EFC	$573,631	$48,950	$38,466	16%	$38,325	18%
Bickford[2]	ALF	429,043	16,827	29,280	12%	N/A	N/A
NHC	SNF	133,770	—	28,159	12%	27,875	13%
All others, net	Various	1,293,210	192,991	99,867	41%	109,766	53%
Escrow funds received from tenants
for property operating expenses	Various	—	—	8,738	4%	7,553	4%
		$2,429,654	$258,768	204,510		183,519
Resident fees and services[3]				35,860	15%	24,005	12%
				$240,370		$207,524

1 Includes interest income on notes receivable and rental income from properties classified as held for sale.
2 Revenues for the nine months ended September 30, 2022 are included in “All others, net” since they are less than 10% for that period.
3 There is no tenant concentration in “Resident fees and services” because these agreements are with individual residents.

Straight-line rent of $(0.9) million and $0.3 million and interest income of $2.8 million and $2.7 million were recognized from the Senior Living investments for the nine months ended September 30, 2023 and 2022, respectively. Straight-line rent of $(0.9) million and $(0.1) million was recognized for NHC for the nine months ended September 30, 2023 and 2022, respectively. Interest income of $2.2 million and $3.9 million was recognized from the Bickford notes receivables for the nine months ended September 30, 2023 and 2022, respectively. Reference Note 3 to the condensed consolidated financial statements included in this report.

Cash Basis Operators

We placed Bickford on cash basis of revenue recognition during the second quarter of 2022, based upon information we obtained from Bickford regarding its financial condition that raised substantial doubt as to its ability to continue as a going concern. Cash rent received from Bickford for the three and nine months ended September 30, 2023 was $8.6 million and $24.5 million, respectively, which excludes $2.5 million of rental income related to the reduction of pandemic-related rent deferrals recognized in connection with the acquisition of the ALF located in Chesapeake, Virginia from Bickford.

We placed two additional operators on the cash basis of accounting for their leases during 2022. Rental income associated with these tenants totaled $3.4 million and $10.0 million, for the three and nine months ended September 30, 2023, respectively.

Occupancy

The following table summarizes the average portfolio occupancy for Senior Living, Bickford and the SHOP segment for the periods indicated, excluding development properties in operation less than 24 months, notes receivable, and properties transitioned to new tenants or disposed of.

	Properties	2Q22	3Q22	4Q22	1Q23	2Q23	3Q23
Senior Living Same-Store	9	82.3%	83.3%	83.5%	83.5%	82.2%	81.9%
Senior Living	10	82.3%	83.2%	83.2%	82.7%	81.4%	81.0%
Bickford Same-Store[1]	38	83.8%	85.0%	83.6%	81.3%	81.6%	83.8%
Bickford[2]	39	82.8%	84.6%	83.9%	81.6%	82.0%	84.2%
SHOP	15	76.5%	76.9%	75.8%	75.2%	75.5%	79.0%

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

The results of our coverage ratio analysis are presented below on a trailing twelve-month basis, as of June 30, 2023 and 2022 (the most recent periods available).

NHI Real Estate Investments Portfolio

By asset type	SHO	SNF	MEDICAL NON-SNF	TOTAL
Properties	89	68	1	158
2Q22	1.18x	2.47x	2.60x	1.66x
2Q22 Occupancy	83.7%	76.5%	74.1%	80.0%
2Q23	1.32x	2.62x	2.73x	1.84x
2Q23 Occupancy	84.6%	79.7%	76.5%	82.0%

Market served	Need Driven	Need Driven excl. Bickford	Discretionary	Discretionary excl. SLC	Medical	Medical excl. NHC
Properties	75	37	14	5	69	34
2Q22	1.01x	0.98x	1.38x	1.70x	2.47x	1.95x
2Q22 Occupancy	84.4%	84.9%	82.8%	84.9%	76.5%	68.8%
2Q23	1.26x	1.09x	1.38x	1.50x	2.62x	2.12x
2Q23 Occupancy	85.2%	87.0%	83.6%	84.5%	79.7%	72.2%

Major tenants	NHC[1]	SLC[2]	Bickford[2]
Properties	35	10	38
2Q22	3.24x	1.25x	1.04x
2Q22 Occupancy	82.8%	81.3%	83.7%
2Q23	3.29x	1.31x	1.45x
2Q23 Occupancy	86.0%	82.7%	82.9%

1 NHC Fixed Charge Coverage Ratio and displayed occupancies are on corporate-level. The occupancies are for the SNF portfolio only as can be seen in NHC’s public filings.
2 There are no longer any significant PPP funds included in any of the coverages above. SLC operates nine discretionary CCRC properties and one need driven assisted living community. Bickford coverage through the second quarter of 2023 represents coverage under the restructured lease.

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

Real Estate and Mortgage Write-downs

In addition to inflation risk and increased interest rates, our borrowers and tenants experience periods of significant financial pressures and difficulties similar to those encountered by other health care providers. Our condensed consolidated financial statements for the three and nine months ended September 30, 2023 reflect impairment charges of our long-lived assets of approximately $1.2 million and $1.6 million, respectively. We reduced the carrying value of any impaired property to estimated fair value, or with respect to the properties classified as held for sale, to estimated fair value less estimated transaction costs. We have no significant intangible assets currently recorded on our Condensed Consolidated Balance Sheet as of September 30, 2023, that would require assessment for impairment.

We have established a reserve for estimated credit losses of $15.8 million and a liability of $0.3 million for estimated credit losses on unfunded loan commitments as of September 30, 2023. We evaluate the reserves for estimated credit losses on a quarterly basis and make adjustments based on current circumstances as considered necessary.

We believe that the carrying amounts of our real estate properties are recoverable and that mortgage and other notes receivable, net of reserves, are realizable and supported by the value of the underlying collateral. However, it is possible that future events could require us to make additional significant adjustments to these carrying amounts. Refer to Notes 3 and 4 in the condensed consolidated financial statements included in this report for more information.

Results of Operations

The significant items affecting revenues and expenses are described below ($ in thousands):

	Three Months Ended
	September 30,		Period Change
	2023	2022	$	%
Revenues:
Rental income
SHOs leased to Bickford	$8,607	$6,953	$1,654	23.8%
SHOs leased to Discovery Senior Living	2,662	1,737	925	53.3%
SHOs leased to Chancellor Health Care	1,800	1,096	704	64.2%
SHOs leased to Silverado Senior Living	699	—	699	NM
SNFs leased to NHC	9,484	8,787	697	7.9%
Other new and existing leases	35,035	33,759	1,276	3.8%
Current year disposals and assets held for sale	743	2,286	(1,543)	(67.5)%
	59,030	54,618	4,412	8.1%
Straight-line rent adjustments, new and existing leases	1,040	2,476	(1,436)	(58.0)%
Amortization of lease incentives	(723)	(58)	(665)	NM
Escrow funds received from tenants for taxes and insurance	2,908	2,358	550	23.3%
Total Rental Income	62,255	59,394	2,861	4.8%
Resident fees and services	12,367	12,013	354	2.9%
Interest income and other
Encore Senior Living mortgage loan	1,065	664	401	60.4%
Capital Funding Group	809	—	809	NM
Loan payoffs	—	648	(648)	(100.0)%
Other new and existing mortgages and notes	3,463	3,508	(45)	(1.3)%
Total Interest Income from Mortgage and Other Notes	5,337	4,820	517	10.7%
Other income	147	71	76	NM
Total Revenues	80,106	76,298	3,808	5.0%
Expenses:
Depreciation
ALFs leased to Bickford	2,948	2,723	225	8.3%
SHOs leased to Silverado	254	—	254	NM
Current year disposals and assets held for sale	—	416	(416)	(100.0)%
Other new and existing assets	14,313	14,394	(81)	(0.6)%
Total Depreciation	17,515	17,533	(18)	(0.1)%
Interest	15,086	11,412	3,674	32.2%
Senior housing operating expenses	10,045	9,239	806	8.7%
Legal	67	88	(21)	(23.9)%
Non-cash share-based compensation expense	866	1,065	(199)	(18.7)%
Taxes and insurance on leased properties	2,908	2,358	550	23.3%
Loan and realty losses	1,959	11,329	(9,370)	(82.7)%
Other expenses	3,566	3,904	(338)	(8.7)%
Total Expenses	52,012	56,928	(4,916)	(8.6)%
Income before investment and other gains and losses	28,094	19,370	8,724	45.0%
Gains on sales of real estate, net	737	14,840	(14,103)	(95.0)%
Gain on operations transfer, net	—	19	(19)	(100.0)%
Other non-operating income	202	—	202	NM
Net income	29,033	34,229	(5,196)	(15.2)%
Add: net loss attributable to noncontrolling interests	313	239	74	31.0%
Net income attributable to stockholders	29,346	34,468	(5,122)	(14.9)%
Less: net income attributable to unvested restricted stock awards	(19)	—	(19)	NM
Net income attributable to common stockholders	$29,327	$34,468	$(5,141)	(14.9)%

NM - not meaningful

Financial highlights for the three months ended September 30, 2023, compared to the same period of 2022, were as follows:

•Rental income recognized from our tenants increased $2.9 million, or 4.8%, primarily as a result of an increase in pandemic-related rent repayments of approximately $2.0 million and new investments funded since September 2022, partially offset by properties disposed of since September 2022 and a reduction in straight-line rent of $1.4 million.

•Funds received for reimbursement of property operating expenses totaled $2.9 million for the three months ended September 30, 2023, compared to $2.4 million for the three months ended September 30, 2022, and are reflected as a component of rental income. These property operating expenses are recognized in operating expenses in the line item “Taxes and insurance on leased properties.” The increase in the reimbursement income and corresponding property expenses is due to increased amounts received from tenants and expenses paid on their behalf.

•Resident fees and services less senior housing operating expenses decreased $0.5 million, or 16%, primarily due to increased operating expenses from our SHOP activities in the current year. See Note 5 to the condensed consolidated financial statements included in this report.

•Interest income from mortgages and other notes increased $0.5 million, or 10.7%, primarily due to new and existing loan fundings, net of paydowns on loans.

•Interest expense increased $3.7 million, or 32.2%, primarily as the result of increased interest rates and borrowings on the unsecured revolving credit facility, offset by partial repayments of term loans.

•Non-cash share-based compensation expense decreased $0.2 million, or 18.7%, due primarily to the reduced number of stock options granted in the first quarter of 2023 compared to the prior year’s grants.

•Loan and realty losses were $2.0 million associated with real estate impairment charges on one property of $1.2 million in the third quarter of 2023 as described under the heading “Assets Held for Sale and Long-Lived Assets” in Note 3 to the condensed consolidated financial statements included in this report and an increase in the credit loss reserve of $0.8 million. During the third quarter of 2022, seven real estate properties were impaired resulting in a total of $9.5 million in impairment charges and an increase in credit loss reserve of $1.8 million.

•Gains on sales of real estate, net were $0.7 million primarily associated with the disposition of one property in the third quarter of 2023 included in the assets disposition table under the heading “Assets Dispositions” in Note 3 to the condensed consolidated financial statements included in this report. During the third quarter of 2022, we disposed of nine properties that resulted in a gain of approximately $14.8 million.

The significant items affecting revenues and expenses are described below (in thousands):

	Nine Months Ended
	September 30,		Period Change
	2023	2022	$	%
Revenues:
Rental income
ALFs leased to Bickford	$26,003	$19,456	$6,547	33.7%
SNFs leased to NHC	29,083	25,619	3,464	13.5%
SHOs leased to Discovery	6,985	4,770	2,215	46.4%
ALFs leased to Chancellor Health Care	3,477	1,456	2,021	NM
ALFs leased to Silverado	1,741	—	1,741	NM
EFCs leased to Senior Living Communities	36,627	35,407	1,220	3.4%
SHOs leased to Holiday	—	15,588	(15,588)	(100.0)%
Other new and existing leases	66,292	63,420	2,872	4.5%
Current year disposals and assets held for sale	5,346	9,503	(4,157)	(43.7)%
	175,554	175,219	335	0.2%
Straight-line rent adjustments, new and existing leases	6,011	(11,360)	17,371	NM
Amortization of lease incentives	(1,798)	(7,477)	5,679	(76.0)%
Escrow funds received from tenants for taxes and insurance	8,738	7,553	1,185	15.7%
Total Rental Income	188,505	163,935	24,570	15.0%
Resident fees and services	35,860	24,005	11,855	49.4%
Interest income and other
Capital Funding Group	2,400	—	2,400	NM
Encore Senior Living	2,882	1,792	1,090	60.8%
Loan payoffs	225	7,283	(7,058)	(96.9)%
Other new and existing mortgages and notes	10,220	10,286	(66)	(0.6)%
Total Interest Income from Mortgage and Other Notes	15,727	19,361	(3,634)	(18.8)%
Other income	278	223	55	24.7%
Total Revenues	240,370	207,524	32,846	15.8%
Expenses:
Depreciation
ALFs leased to Silverado	678	—	678	NM
SHOs leased to Holiday	—	2,326	(2,326)	(100.0)%
SHOP depreciation	6,757	4,245	2,512	59.2%
Current year disposals and assets held for sale	268	2,422	(2,154)	(88.9)%
Other new and existing assets	45,159	44,584	575	1.3%
Total Depreciation	52,862	53,577	(715)	(1.3)%
Interest	43,308	32,472	10,836	33.4%
Senior housing operating expenses	29,525	18,352	11,173	60.9%
Legal	364	2,254	(1,890)	(83.9)%
Non-cash share-based compensation expense	3,740	7,576	(3,836)	(50.6)%
Taxes and insurance on leased properties	8,738	7,553	1,185	15.7%
Loan and realty losses	1,727	39,951	(38,224)	(95.7)%
Other expenses	11,093	11,011	82	0.7%
Total Expenses	151,357	172,746	(21,389)	(12.4)%
Income before investment and other gains and losses	89,013	34,778	54,235	NM
Gains on sales of real estate, net	13,500	28,342	(14,842)	(52.4)%
Gain (loss) on operations transfer, net	20	(710)	730	NM
Gain on note receivable payoff	—	1,113	(1,113)	(100.0)%
Loss on early retirement of debt	(73)	(151)	78	(51.7)%
Gains from equity method investment	—	569	(569)	(100.0)%
Other non-operating income	202	—	202	NM
Net income	102,662	63,941	38,721	60.6%
Add: net loss attributable to noncontrolling interests	946	599	347	57.9%
Net income attributable to stockholders	103,608	64,540	39,068	60.5%
Less: net income attributable to unvested restricted stock awards	(38)	—	(38)	NM
Net income attributable to common stockholders	$103,570	$64,540	$39,030	60.5%
NM - not meaningful

Financial highlights for the nine months ended September 30, 2023, compared to the same period in 2022, were as follows:

•Rental income recognized from our tenants increased $24.6 million, or 15.0%, primarily as a result of a decrease in pandemic-related rent concessions granted of approximately $10.7 million and new investments funded since September 2022. Included in rental income for the nine months ended September 30, 2022 are write offs in the second quarter of 2022 of $18.1 million of straight-line rents receivable and $7.1 million of lease incentives related to placing Bickford on the cash basis of revenue recognition, partially offset by the recognition of the Holiday lease deposit and escrow of $15.7 million in prior year rental income.

•Resident fees and services less senior housing operating expenses increased $0.7 million, or 12%, primarily due to our SHOP activities that commenced on April 1, 2022. See Note 5 to the condensed consolidated financial statements included in this report.

•Interest income from mortgage and other notes decreased $3.6 million, or 18.8%, primarily due to paydowns on loans, net of new and existing loan fundings.

•Interest expense increased $10.8 million, or 33.4%, primarily as the result of increased interest rates and borrowings on the unsecured revolving credit facility, offset by partial repayments on term loans.

•Non-cash share-based compensation expense decreased $3.8 million, or 50.6%, due primarily to the reduced number of stock options granted in the first quarter of 2023 compared to the prior year’s grants.

•Legal expenses decreased $1.9 million primarily related to the Welltower, Inc. litigation and transition activities for the legacy Holiday portfolio in the prior year.

•Loan and realty losses decreased $38.2 million primarily as a result of impairment charges on 15 real estate properties of $38.3 million in the nine months ended September 30, 2022, offset by a decrease in credit loss expense of $1.6 million compared to the same period in 2022.

•Gains on sales of real estate, net decreased $14.8 million, for the nine months ended September 30, 2023, as compared to the same period in the prior year. For the nine months ended September 30, 2023, we recorded $13.5 million in gains from dispositions of real estate assets as described under “Asset Dispositions” in Note 3 to the condensed consolidated financial statements included in this report. For the nine months ended September 30, 2022, we sold 22 properties generating gains on sales of real estate totaling $28.3 million.

•Gain (loss) on operations transfer, net represents the net impact upon terminating the master lease with Well Churchill Leasehold Owner, LLC, a subsidiary of Welltower, Inc., on April 1, 2022.

•Gain on note receivable payoff of $1.1 million reflects the prepayment fee from the early repayment of a $111.3 million mortgage note receivable in the second quarter of 2022.

Liquidity and Capital Resources

At September 30, 2023, we had $495.0 million available to draw on our revolving credit facility, $16.6 million in unrestricted cash and cash equivalents, and the potential to access $500.0 million through the issuance of common stock under the Company’s at-the-market (“ATM”) equity program. In addition, the Company maintains an effective automatic shelf registration statement through which capital could be raised via the issuance of debt and or equity securities.

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

These sources and uses of cash are reflected in our Condensed Consolidated Statements of Cash Flows as summarized below ($ in thousands):

	Nine Months Ended September 30,		One Year Change
	2023	2022	$	%
Cash and cash equivalents and restricted cash, January 1	$21,516	$39,485	$(17,969)	(45.5)%
Net cash provided by operating activities	131,247	138,983	(7,736)	(5.6)%
Net cash (used in) provided by investing activities	(13,966)	247,143	(261,109)	(105.7)%
Net cash used in financing activities	(120,302)	(393,897)	273,595	(69.5)%
Cash and cash equivalents and restricted cash, September 30	$18,495	$31,714	$(13,219)	(41.7)%

Operating Activities – Net cash provided by operating activities for the nine months ended September 30, 2023, which includes new investments completed, the SHOP ventures, lease payment collections arising from escalators on existing leases and interest payments on new real estate and note investments completed, was impacted by the disposition of nine senior housing properties for net proceeds of approximately $112.1 million since September 2022, offset by reduced pandemic-related rent concessions granted of approximately $10.7 million.

Investing Activities – Net cash (used in) provided by investing activities for the nine months ended September 30, 2023 was comprised primarily of proceeds from the sales of real estate of approximately $51.5 million and the collection of principal on mortgage and other notes receivable of approximately $11.2 million, offset by $79.2 million of investments in mortgage and other notes receivable and renovations and acquisitions of real estate and equipment.

Financing Activities – Net cash used in financing activities for the nine months ended September 30, 2023 differs from the same period in 2022 primarily as a result of an approximately $123.0 million increase in net borrowings, a decrease of $8.8 million in proceeds from noncontrolling interests, a decrease of the repurchase of common stock of approximately $152.0 million, a decrease in debt issuance cost of $1.9 million and a decrease in dividend payments approximately of $5.6 million over the same period in 2022.

Debt Obligations

As of September 30, 2023, we had outstanding debt of $1.1 billion. Reference Note 8 to the condensed consolidated financial statements included in this report for additional information about our outstanding indebtedness. Also, reference Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” for more details on our indebtedness and the impact of interest rate risk.

Unsecured Bank Credit Facility - On March 31, 2022, we entered into an unsecured revolving credit agreement (the “2022 Credit Agreement”) providing us with a $700.0 million unsecured revolving credit facility, replacing our previous $550.0 million unsecured revolver. The credit facility provided by the 2022 Credit Agreement matures in March 2026, but may be extended at our option, subject to the satisfaction of certain conditions, for two additional six-month periods. Borrowings under the 2022 Credit Agreement bear interest, at our election, at one of the following (i) Term Secured Overnight Financing Rate (“SOFR”) (plus a credit spread adjustment) plus a margin ranging from 0.725% to 1.40%, (ii) Daily SOFR (plus a credit spread adjustment) plus a margin ranging from 0.725% to 1.40% or (iii) the base rate plus a margin ranging from 0.00% to 0.40%. In each election, the actual margin is determined according to our credit ratings. The base rate means, for any day, a fluctuating rate per annum equal to the highest of (i) the agent’s prime rate, (ii) the federal funds rate on such day plus 0.50% or (iii) the adjusted Term SOFR for a one-month tenor in effect on such day plus 1.0%. We incurred $4.5 million of deferred costs in connection with the 2022 Credit Agreement.

The 2022 Credit Agreement requires that we calculate specified financial statement metrics and meet or exceed a variety of financial ratios, which are usual and customary in nature. These ratios are calculated quarterly and as of September 30, 2023, were within required limits. The calculation of our leverage ratio involves intermediate determinations of our “total indebtedness” and of our “total asset value,” as defined in the 2022 Credit Agreement.

In January 2023, we repaid the $125.0 million of the private placement notes due January 2023 primarily with proceeds from the revolving credit facility.

In November 2023, the $50.0 million of private placement notes due November 2023 were repaid primarily with proceeds from the revolving credit facility.

In the first quarter of 2023, we repaid $20.0 million of a term loan with a maturity of September 2023 (the “2023 Term Loan”). In June 2023, we entered into a two-year $200.0 million term loan agreement (the “2025 Term Loan”) bearing interest at a variable rate which is SOFR-based with a margin determined according to our credit ratings plus a 0.10% credit spread adjustment. The Company incurred approximately $2.7 million of deferred financing cost associated with this loan. The 2025 Term Loan proceeds were used to repay a portion of the remaining $220.0 million 2023 Term Loan balance, which was repaid in full in June 2023. The 2023 Term Loan accrued interest on borrowings consistent with the new 2025 Term Loan. Upon repayment, we expensed approximately $0.1 million of unamortized loan costs associated with this loan which are included in “Loss on early retirement of debt”.

As of September 30, 2023, the revolver and term loan bore interest at a rate of one-month Term SOFR (plus a 10 basis points (“bps”) spread adjustment) plus 105 bps and 125 bps, based on our debt ratings, or 6.47% and 6.67%, respectively. The facility fee was 25 bps per annum. At October 31, 2023, $194.0 million was outstanding under the revolving facility.

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

2031 Senior Notes - In January 2021, we issued $400.0 million in aggregate principal amount of 3.00% senior notes that mature on February 1, 2031 and pay interest semi-annually (the “2031 Senior Notes”). The 2031 Senior Notes are subject to affirmative and negative covenants, including financial covenants with which we were in compliance at September 30, 2023.

Debt Maturities - Reference Note 8 to the condensed consolidated financial statements included in this report for more information on our debt maturities.

Credit Ratings - Moody’s Investors Services (“Moody’s”) announced on November 5, 2020 that it assigned an investment grade issuer credit rating and a senior unsecured debt rating of ‘Baa3’ with a “Negative” outlook to the Company. Moody’s released a credit opinion on October 13, 2022 which affirmed the rating and revised the outlook to “Stable” for the Company. Both Fitch and S&P Global announced in November 2019 a public issuer credit rating of BBB- with an outlook of “Stable.” Fitch reaffirmed its rating most recently on April 10, 2023 and S&P Global reaffirmed its rating on November 14, 2022. Our unsecured private placement term loan agreements include a rate increase provision that is effective if any rating agency lowers our credit rating below investment grade and our compliance leverage increases to 50% or more. Any reduction in outlook or downgrade in our credit ratings from the rating agencies could negatively impact our costs of borrowings.

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

We calculate our fixed charge coverage ratio as approximately 4.5x for the nine months ended September 30, 2023 (see our discussion under the heading “Adjusted EBITDA” below including a reconciliation to our net income). Giving effect to significant acquisitions, financings, disposals and payoffs on an annualized basis, our consolidated net debt to Annualized Adjusted EBITDA ratio is approximately 4.4x for the three months ended September 30, 2023 ($ in thousands):

Consolidated Total Debt	$1,144,438
Less: cash and cash equivalents	(16,579)
Consolidated Net Debt	$1,127,859

Adjusted EBITDA	$63,441
Annualizing adjustment	190,323
Annualized impact of recent investments, disposals and payoffs	473
$254,237

Consolidated Net Debt to Annualized Adjusted EBITDA	4.4x

Supplemental Guarantor Financial Information

The Company’s $900.0 million bank credit facilities, unsecured private placement notes with an aggregate principal amount of $275.0 million, and 2031 Senior Notes with an aggregate principal amount of $400.0 million are fully and unconditionally guaranteed on a senior unsecured basis by each of the Company’s subsidiaries, except for certain excluded subsidiaries (“Guarantors”). The Guarantors are either owned or controlled by, or are affiliates of, the Company.

The following tables present summarized financial information for the Company and the Guarantors, on a combined basis after eliminating (i) intercompany transactions and balances among the guarantor entities and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor ($ in thousands):

As of
September 30, 2023
Real estate properties, net	$1,798,610
Other assets, net	340,039
Note receivable due from non-guarantor subsidiary	81,383
Totals assets	$2,220,032

Debt	$1,068,480
Other liabilities	70,700
Total liabilities	$1,139,180

Redeemable noncontrolling interest	$9,922
Noncontrolling interests	$918

Nine Months Ended
September 30, 2023
Revenues	$213,806
Interest revenue on note due from non-guarantor subsidiary	3,484
Expenses	136,602
Gains on sales of real estate	13,500
Gain on operations transfer	20
Loss on early retirement of debt	(73)
Other non-operating income	202
Net income	$94,337
Net income attributable to NHI and the subsidiary guarantors	$95,283

Equity

At September 30, 2023, we had 43,409,841 shares of common stock outstanding with a market value of $2.2 billion. Equity on our Condensed Consolidated Balance Sheet totaled $1.3 billion at September 30, 2023.

Share Repurchase Plan - On February 17, 2023, our Board of Directors authorized a revised stock repurchase program (the “Revised Repurchase Plan”) pursuant to which we may purchase up to $160.0 million in shares of our issued and outstanding common stock. The Revised Repurchase Plan is effective for a period of one year and does not require us to repurchase any specific number of shares. The Revised Repurchase Plan may be suspended or discontinued at any time. Shares may be repurchased from time-to-time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with the terms of Rule 10b-18 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and repurchases shall be made in accordance with all applicable laws and regulations in effect. The timing and number of shares repurchased, if any, will depend on a variety of factors, including price, general market and economic conditions, alternative investment opportunities and other corporate considerations.

No common stock was repurchased during the three and nine months ended September 30, 2023. During 2022, cumulative repurchases through open market transactions totaled 2,468,354 shares of common stock for approximately $151.6 million. All shares received were constructively retired upon receipt, and reflected as a reduction to “Retained earnings” in the Consolidated Balance Sheet as of December 31, 2022.

Dividends - Our Board of Directors approves a regular quarterly dividend which is reflective of expected taxable income on a recurring basis. Taxable income is determined in accordance with the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) and differs from net income for financial statements purposes determined in accordance with U.S. generally accepted accounting principles (“GAAP”). Our Board of Directors has historically directed the Company toward maintaining a strong balance sheet. Therefore, we consider the competing interests of short and long-term debt (interest rates, maturities and other terms) versus the higher cost of new equity, and we accept some level of risk associated with leveraging our investments. We intend to continue to make new investments that meet our underwriting criteria and where the spreads over our cost of equity and debt capital on a leverage neutral basis will generate sufficient returns to our stockholders. We do not expect to utilize borrowings to satisfy the payment of dividends and project that cash flows from operations for the full year 2023 will be adequate to fund dividends at the current rate.

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

The following table summarizes dividends declared by the Board of Directors or paid during the nine months ended September 30, 2023 and 2022:

Nine Months Ended September 30, 2023
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
November 6, 2022	December 30, 2022	January 27, 2023	$0.90
February 17, 2023	March 31, 2023	May 5, 2023	$0.90
May 5, 2023	June 30, 2023	August 4, 2023	$0.90
August 4, 2023	September 29, 2023	November 3, 2023	$0.90

Nine Months Ended September 30, 2022
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
November 5, 2021	December 31, 2021	January 31, 2022	$0.90
February 16, 2022	March 31, 2022	May 6, 2022	$0.90
May 6, 2022	June 30, 2022	August 5, 2022	$0.90
August 5, 2022	September 30, 2022	November 4, 2022	$0.90

On November 3, 2023, the Board of Directors declared a $0.90 per share dividend payable to common stockholders of record on December 29, 2023, payable on January 26, 2024.

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

Material Cash Requirements

We had approximately $21.4 million in corporate cash and cash equivalents on hand and $506.0 million in availability under our unsecured revolving credit facility as of October 31, 2023. Our expected material cash requirements for the twelve months ended September 30, 2024 and thereafter consist of long-term debt maturities; interest on long-term debt; and contractually obligated expenditures. We expect to meet our short-term liquidity needs largely through cash generated from operations and borrowings under our revolving credit facility (refer to the discussion under “Unsecured Bank Credit Facility” above) and sales from real estate investments, although we may choose to seek alternative sources of liquidity. Should we have additional liquidity needs, we believe that we could access long-term financing in the debt and equity capital markets.

We have mitigated our uninsured deposit risk for our cash and cash equivalents through the use of multiple demand deposit and money market accounts that are managed by our primary treasury management bank.

Contractual Obligations and Contingent Liabilities

As of September 30, 2023, our contractual payment obligations were as follows ($ in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt, including interest[1]	$1,253,626	$103,630	$651,057	$101,297	$397,642
Loan commitments	43,419	13,674	29,745	—	—
Development commitments	4,322	4,322	—	—	—
	$1,301,367	$121,626	$680,802	$101,297	$397,642
1 Interest is calculated based on the weighted average interest rate of outstanding debt balances as of September 30, 2023. The calculation also includes a facility fee of 0.25%.

Commitments and Contingencies

The following tables summarize information as of September 30, 2023 related to our outstanding commitments and contingencies which are more fully described in the notes to the condensed consolidated financial statements ($ in thousands):

	Asset Class	Type	Total	Funded	Remaining
Loan Commitments:
Bickford	SHO	Construction	$14,700	$(14,700)	$—
Encore Senior Living	SHO	Construction	50,725	(48,325)	2,400
Senior Living	SHO	Revolving Credit	20,000	(16,250)	3,750
Timber Ridge OpCo	SHO	Working Capital	5,000	—	5,000
Watermark Retirement	SHO	Working Capital	5,000	(2,476)	2,524
Montecito Medical Real Estate	MOB	Mezzanine Loan	50,000	(20,255)	29,745
			$145,425	$(102,006)	$43,419

See Note 9 to our condensed consolidated financial statements included in this report for further details about our loan commitments. As provided above, loans funded do not include the effects of discounts or commitment fees.

The credit loss liability for unfunded loan commitments was $0.3 million as of September 30, 2023 and is estimated using the same methodology as used for our funded mortgage and other notes receivable based on the estimated amount that we expect to fund.

	Asset Class	Type	Total	Funded	Remaining
Development Commitments:
Woodland Village	SHO	Renovation	$7,515	$(7,425)	$90
Watermark Retirement	SHO	Renovation	6,500	(6,500)	—
Navion	SHO	Renovation	3,500	(1,655)	1,845
Other	Various	Various	4,150	(2,150)	2,000
SHOP	ILF	Renovation	1,500	(1,113)	387
			$23,165	$(18,843)	$4,322

In addition to the commitments listed above, one of our consolidated real estate partnerships, NHI REIT of DSL PropCo, LLC, has committed to Discovery to fund up to $2.0 million toward the purchase of condominium units located at one of the facilities, of which $1.0 million has been funded as of September 30, 2023.

	Asset Class	Total	Funded	Remaining
Contingencies (Lease Inducements):
Timber Ridge OpCo	SHO	$10,000	$(10,000)	$—
Wingate Healthcare	SHO	5,000	—	5,000
Navion Senior Solutions	SHO	4,850	(2,700)	2,150
Discovery	SHO	4,000	—	4,000
Ignite Medical Resorts	SNF	2,000	—	2,000
IntegraCare	SHO	750	—	750
		$26,600	$(12,700)	$13,900

Litigation

Our facilities are subject to claims and suits in the ordinary course of business. Our managers, tenants and borrowers have indemnified, and are obligated to continue to indemnify us against all liabilities arising from the operation of the facilities, and are further obligated to indemnify us against environmental or title problems affecting the real estate underlying such facilities. In addition, such claims may include, among other things professional liability and general liability claims, as well as regulatory proceedings relate to our SHOP segment. While there may be lawsuits pending against us and certain of the owners and/or lessees of the facilities, management believes that the ultimate resolution of all such pending proceedings will have no direct material adverse effect on our financial condition, results of operations or cash flows.

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

Funds From Operations - FFO

Our FFO per diluted common share for the nine months ended September 30, 2023 increased $0.49 or 17.4% over the same period in 2022 due primarily to the write-offs in 2022 of Bickford’s straight-line rents receivable and unamortized lease incentives totaling approximately $25.4 million, a reduction of legal fees and pandemic-related rent concessions since September 2022, partially offset by the recognition of the Holiday lease deposit and escrow of $15.7 million in prior year rental income, increased interest expense in 2023 and the repurchase of common stock in the prior year. FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and applied by us, is calculated using the two-class method with net income allocated to common stockholders and holders of unvested restricted stock by applying the respective weighted-average shares outstanding during each period. The calculation of FFO begins with net income attributable to common stockholders (computed in accordance with GAAP), and excludes gains (or losses) from sales of real estate property, impairments of real estate, and real estate depreciation and amortization after adjusting for unconsolidated partnerships and joint ventures, if any. Diluted FFO attributable to common stockholders per share assumes the exercise of stock options and other potentially dilutive securities.

Our Normalized FFO per diluted common share for the nine months ended September 30, 2023 decreased $0.19, or 5.5%, over the same period in 2022. Normalized FFO excludes from FFO certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to, impairment of non-real estate assets, gains and losses attributable to the acquisition and disposition of non-real estate assets and liabilities, and recoveries of previous write-downs.

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

Funds Available for Distribution - FAD

Our Normalized FAD for the nine months ended September 30, 2023 decreased $15.6 million or 9.97% over the same period in 2022 due primarily to an increase in interest expense and property dispositions completed since September 2022. In addition to the adjustments included in the calculation of Normalized FFO, Normalized FAD excludes the impact of any straight-line lease revenue, amortization of the original issue discount on our senior unsecured notes and amortization of debt issuance costs. We also adjust Normalized FAD for the net change in our allowance for expected credit losses, non-cash share-based compensation as well as certain non-cash items related to our equity method investment such as straight-line lease expense and amortization of purchase accounting adjustments.

Normalized FAD is an important supplemental performance measure for a REIT and a useful measure of liquidity as an indicator of the ability to distribute dividends to stockholders. GAAP requires a lessor to recognize contractual lease payments as income on a straight-line basis over the expected term of the lease. This straight-line adjustment has the effect of reporting lease income that is significantly more or less than the contractual cash flows received pursuant to the terms of the lease agreement. GAAP also requires any discount or premium related to indebtedness and debt issuance costs to be amortized as non-cash adjustments to earnings.

The following table reconciles “Net income attributable to common stockholders”, the most directly comparable GAAP metric, to FFO, Normalized FFO and Normalized FAD and is presented for both basic and diluted weighted average common shares ($ in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income attributable to common stockholders	$29,327	$34,468	$103,570	$64,540
Elimination of certain non-cash items in net income:
Real estate depreciation	17,380	17,467	52,507	53,511
Real estate depreciation related to noncontrolling interests	(396)	(394)	(1,187)	(998)
Gains on sales of real estate, net	(737)	(14,840)	(13,500)	(28,342)
Impairments of real estate	1,173	9,526	1,642	38,271
NAREIT FFO attributable to common stockholders	46,747	46,227	143,032	126,982
(Gain) loss on operations transfer, net	—	(19)	(20)	710
Portfolio transition costs, net of noncontrolling interests	—	—	—	329
Gain on note receivable payoff	—	—	—	(1,113)
Loss on early retirement of debt	—	—	73	151
Non-cash write-offs of straight-line receivable and lease incentives	—	1,001	—	28,403
Non-cash rental income	—	—	(2,500)	—
Normalized FFO attributable to common stockholders	46,747	47,209	140,585	155,462
Straight-line lease revenue, net	(1,040)	(3,477)	(6,011)	(10,020)
Straight-line lease revenue, net, related to noncontrolling interests	11	35	56	100
Non-real estate depreciation	135	66	355	66
Non-real estate depreciation related to noncontrolling interests	(13)	(4)	(32)	(4)
Amortization of lease incentives	723	58	1,798	175
Amortization of lease incentive related to noncontrolling interests	(127)	—	(307)	—
Amortization of original issue discount	80	80	241	241
Amortization of debt issuance costs	640	529	1,689	1,619
Amortization related to equity method investment	(425)	(167)	(1,126)	(572)
Straight-line lease expense related to equity method investment	(4)	(2)	(11)	(13)
Note receivable credit loss expense	786	1,803	85	1,680
Non-cash share-based compensation	866	1,065	3,740	7,576
Equity method investment capital expenditures	—	(105)	(210)	(315)
Equity method investment non-refundable fees received	435	418	890	884
Equity method investment distributions	—	—	—	(569)
Senior housing portfolio recurring capital expenditures	(722)	(130)	(1,406)	(260)
SHOP recurring capital expenditures related to noncontrolling interests	78	—	158	—
Normalized FAD attributable to common stockholders	$48,170	$47,378	$140,494	$156,050

BASIC
Weighted average common shares outstanding	43,388,841	44,339,975	43,388,779	45,236,696
NAREIT FFO attributable to common stockholders per share	$1.08	$1.04	$3.30	$2.81
Normalized FFO attributable to common stockholders per share	$1.08	$1.06	$3.24	$3.44

DILUTED
Weighted average common shares outstanding	43,388,841	44,402,582	43,389,675	45,261,123
NAREIT FFO attributable to common stockholders per share	$1.08	$1.04	$3.30	$2.81
Normalized FFO attributable to common stockholders per share	$1.08	$1.06	$3.24	$3.43

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

The following table reconciles “Net income”, the most directly comparable GAAP metric, to Adjusted EBITDA ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$29,033	$34,229	$102,662	$63,941
Interest expense	15,086	11,412	43,308	32,472
Franchise, excise and other taxes	2	225	443	694
Depreciation	17,515	17,533	52,862	53,577
NHI’s share of EBITDA adjustments for unconsolidated entities	583	713	1,783	1,287
Note receivable credit loss expense	786	1,803	85	1,680
Gains on sales of real estate, net	(737)	(14,840)	(13,500)	(28,342)
(Gain) loss on operations transfer, net	—	(19)	(20)	710
Gain on note receivable payoff	—	—	—	(1,113)
Loss on early retirement of debt	—	—	73	151
Impairments of real estate	1,173	9,526	1,642	38,271
Non-cash write-off of straight-line rent receivable and lease inducements amortization	—	1,001	—	28,403
Non-cash rental income	—	—	(2,500)	—
Adjusted EBITDA	$63,441	$61,583	$186,838	$191,731

Interest expense at contractual rates	$14,387	$10,821	$41,439	$30,640
Principal payments	101	290	303	290
Fixed Charges	$14,488	$11,111	$41,742	$30,930

Fixed Charge Coverage	4.4x	5.5x	4.5x	6.2x

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

The following table reconciles NOI to net income, the most directly comparable GAAP metric ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
NOI Reconciliations:	2023	2022	2023	2022
Net income	$29,033	$34,229	$102,662	$63,941
Other non-operating income	(202)	—	(202)	—
Gains from equity method investment	—	—	—	(569)
Loss on early retirement of debt	—	—	73	151
Gain on note receivable payoff	—	—	—	(1,113)
(Gain) loss on operations transfer, net	—	(19)	(20)	710
Gains on sales of real estate, net	(737)	(14,840)	(13,500)	(28,342)
Loan and realty losses	1,959	11,329	1,727	39,951
General and administrative	4,430	4,744	14,390	17,893
Franchise, excise and other taxes	2	225	443	694
Legal	67	88	364	2,254
Interest	15,086	11,412	43,308	32,472
Depreciation	17,515	17,533	52,862	53,577
Consolidated NOI	$67,153	$64,701	$202,107	$181,619
NOI by segment:
Real Estate Investments	$64,684	$61,856	$195,494	$175,744
SHOP	2,322	2,774	6,335	5,653
Non-Segment/Corporate	147	71	278	222
Total NOI	$67,153	$64,701	$202,107	$181,619

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At September 30, 2023, we were exposed to market risks related to fluctuations in interest rates on approximately $405.0 million of variable-rate indebtedness and on our mortgage and other notes receivable. The unused portion ($495.0 million at September 30, 2023) of our revolving credit facility, should it be drawn upon, is subject to variable rates.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a 50 basis-point increase or decrease in the interest rate related to variable-rate debt, and assuming no change in the outstanding balance as of September 30, 2023, net interest expense would increase or decrease annually by approximately $2.0 million or $0.05 per common share on a diluted basis.

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

The following table sets forth certain information with respect to our debt ($ in thousands):

	September 30, 2023			December 31, 2022
	Balance[1]	% of total	Rate[2]	Balance[1]	% of total	Rate[2]
Fixed rate:
Private placement term loans - unsecured	$275,000	23.8%	4.22%	$400,000	34.5%	4.15%
2031 Senior notes - unsecured	400,000	34.6%	3.00%	400,000	34.5%	3.00%
Fannie Mae term loans - secured, non-recourse	76,345	6.6%	3.96%	76,649	6.6%	3.96%
Variable rate:
Bank term loans - unsecured	200,000	17.3%	6.67%	240,000	20.8%	5.71%
Revolving credit facility - unsecured	205,000	17.7%	6.47%	42,000	3.6%	5.51%
	$1,156,345	100.0%	4.60%	$1,158,649	100.0%	3.91%

[1] Differs from carrying amount due to unamortized discounts and loan costs.
[2] Total is weighted average rate.

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects on fair value (“FV”) assuming a parallel shift of 50 bps in market interest rates for a contract with similar maturities as of September 30, 2023 ($ in thousands):

	Balance[1]	Fair Value[2]	FV reflecting change in interest rates
Fixed rate:			-50 bps	+50 bps
Private placement term loans - unsecured	$275,000	$261,545	$263,856	$259,266
2031 Senior notes	400,000	314,092	324,477	304,071
Fannie Mae term loans	76,345	73,042	73,598	72,492
[1] Differs from carrying amount due to unamortized discounts and loan costs.
[2] The change in fair value of our fixed rate debt was due primarily to the overall change in interest rates.

At September 30, 2023, the fair value of our mortgage and other notes receivable, discounted for estimated changes in the risk-free rate, was approximately $228.3 million. A 50 basis-point increase in market rates would decrease the estimated fair value of our mortgage and other loans by approximately $2.7 million, while a 50 bps decrease in such rates would increase their estimated fair value by approximately $2.8 million.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures. As of September 30, 2023, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) to ensure information required to be disclosed in our filings is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2023.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 17, 2023, our Board of Directors authorized (the “Revised Repurchase Plan”) pursuant to which we may purchase up to $160.0 million in shares of our issued and outstanding common stock. The Revised Repurchase Plan is effective for a period of one year and does not require us to repurchase any specific number of shares. The Revised Repurchase Plan may be suspended or discontinued at any time. Shares may be repurchased from time-to-time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with the terms of Rule 10b-18 of the Exchange Act and repurchases shall be made in accordance with all applicable laws and regulations in effect. The timing and number of shares repurchased, if any, will depend on a variety of factors, including price, general market and economic conditions, alternative investment opportunities and other corporate considerations. During the three and nine months ended September 30, 2023, no common stock was repurchased.

Item 5. Other Information.

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2023.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation of National Health Investors, Inc. (incorporated by reference to Exhibit 3.1 to Form S-3 Registration Statement No. 333-192322)
3.2
Articles of Amendment to Articles of Incorporation of National Health Investors, Inc. dated as of June 8, 1994, (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-3 Registration Statement No. 333-194653 of National Health Investors, Inc.)

3.3	Amendment to Articles of Incorporation (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed March 23, 2009)
3.4	Amendment to Articles of Incorporation approved by shareholders on May 2, 2014 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed August 4, 2014)
3.5	Amendment to Articles of Incorporation approved by shareholders on May 6, 2020 (incorporated by reference to Exhibit 3.6 to the Company’s Form 10-Q filed August 10, 2020)
3.6	Amended and Restated Bylaws as approved February 17, 2023, as amended April 27, 2023 (incorporated by reference to Exhibit 3.5 to the Company’s Form 10-Q filed May 9, 2023)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date:	November 7, 2023	/s/ D. Eric Mendelsohn
D. Eric Mendelsohn
President, Chief Executive Officer and Director
(duly authorized officer)

Date:	November 7, 2023	/s/ John L. Spaid
John L. Spaid
Chief Financial Officer
(Principal Financial Officer)