Form 10-K
period 2023-12-31
NATIONAL HEALTH INVESTORS INC
filed 2024-02-20
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	_____________	to	_____________
Commission File Number 001-10822
National Health Investors, Inc.
(Exact name of registrant as specified in its charter)

Maryland		62-1470956
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

222 Robert Rose Drive
Murfreesboro	Tennessee	37129
(Address of principal executive offices)		(Zip Code)

(615)	890-9100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	NHI	New York Stock Exchange
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

The aggregate market value of shares of common stock held by non-affiliates on June 30, 2023 (based on the closing price of these shares on the New York Stock Exchange) was approximately $2,165,587,000. There were 43,409,841 shares of the registrant’s common stock outstanding as of February 15, 2024.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2024 annual meeting of stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K.

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

Cautionary Statement Regarding Forward-Looking Statements

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

*Actual or perceived risks associated with pandemics, epidemics or outbreaks, such as the COVID-19 pandemic, have had and may in the future have a material adverse effect on our operators’ business and results of operations;

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

*    We are subject to risks related to our joint venture investment with Life Care Services for Timber Ridge, an entrance-fee continuing care retirement community, associated with Type A benefits offered to the residents of the joint venture's entrance-fee community and the related accounting requirements;

*    We are subject to additional risks related to healthcare operations associated with our investments in unconsolidated entities, which could have a material adverse effect on our results of operations;

*    Inflation and increased interest rates may adversely affect our financial condition and results of operations;

*    Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults, or non-performance by financial institutions, could adversely affect our business, financial condition, results of operations, or prospects;

*    We are exposed to operational risks with respect to our senior housing operating portfolio structured communities;

*    A cybersecurity incident or other form of data breach involving Company information could cause a loss of confidential consumer and other personal information, give rise to remediation and other expenses, expose us to liability under privacy and security and consumer protection laws, subject us to federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business;

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

*    We depend on revenues derived mainly from fixed rate investments in real estate assets, while a portion of our debt used to finance those investments bears interest at variable rates, which subjects us to interest rate risk;

*    We rely on external sources of capital to fund future capital needs, and if we encounter difficulty in obtaining such capital, we may not be able to make future investments necessary to grow our business or meet maturing commitments;

*    Changes in our variable interest rates may adversely affect our cash flows;

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

See the notes to the consolidated financial statements, and “Item 1. Business” and “Item 1A. Risk Factors” herein for a further discussion of these and of other factors that could cause our future results to differ materially from any forward-looking statements. You should carefully consider these risks before making any investment decisions in the Company. These risks and uncertainties are not the only ones facing the Company. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition, results of operations, or cash flows could be materially and adversely affected. In that case, the trading price of our common stock could decline and you may lose part or all of your investment. Our forward-looking statements speak only as of the date made and we expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. Given these risks and uncertainties, we can give no assurance that these forward-looking statements will, in fact, occur and, therefore, caution investors not to place undue reliance on them.

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

As of December 31, 2023, we had gross investments of approximately $2.4 billion in 163 healthcare real estate properties located in 31 states and leased primarily pursuant to triple-net leases to 25 tenants, consisting of 97 senior housing communities, 65 skilled nursing facilities and one hospital, excluding one property classified as assets held for sale. Our portfolio of 16 mortgages along with other notes receivable totaled $260.7 million, excluding an allowance for expected credit losses of $15.5 million, as of December 31, 2023.

Our SHOP segment is comprised of two ventures that own the operations of independent living facilities. As of December 31, 2023, we had gross investments of approximately $347.4 million in 15 properties located in eight states with a combined 1,733 units that are operated on behalf of the Company by independent managers pursuant to the terms of separate management agreements that commenced April 1, 2022. The third-party managers, or related parties of the managers, own equity interests in the respective ventures.

We fund our real estate investments primarily through: (1) operating cash flow, (2) debt offerings, including bank lines of credit and term debt, both unsecured and secured, and (3) the sale of equity securities. Our investments in real estate and mortgage loans are secured by real estate located within the United States. Information about revenues from our tenants, resident fees, and borrowers, and our net income, cash flows and balance sheet can be found in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Sources of Revenues

Our revenues are derived primarily from rental income, mortgage and other notes receivable interest income and resident fees and services. During 2023, rental income was $249.2 million (77.9%), interest income from mortgages and other notes receivable was $21.8 million (6.8%) and SHOP revenue was $48.8 million (15.3%) of total revenue of $319.8 million, an increase of 15.0% from 2022. Our revenues depend on the operating success of our tenants, borrowers and managers, whose sources and amounts of revenues are determined by (i) the licensed beds or other capacity of the facility, (ii) their occupancy rate, (iii) the extent to which the services provided at each facility are utilized by the residents and patients, (iv) the mix of private pay, Medicare and Medicaid patients, and (v) the rates paid by private payors and by the Medicare and Medicaid programs.

Classification of Properties in our Portfolio

We operate our business through two reportable segments: Real Estate Investments and SHOP. We classify all of the properties in our Real Estate Investments portfolio as either senior housing or medical properties. Because our leases represent different underlying revenue sources and result in differing risk profiles, we further classify our senior housing properties as either need-driven (assisted living facilities and senior living campuses) or discretionary (independent living facilities and entrance-fee communities). Our SHOP segment is comprised of 15 independent living facilities located throughout the United States.

Real Estate Investments

Senior Housing.

As of December 31, 2023, our portfolio included 97 senior housing properties (“SHO”) leased to operators and mortgage loans secured by nine SHOs. The SHOs in our portfolio are either need-driven or discretionary for end users and consist of assisted living facilities, senior living campuses, independent living facilities, and entrance-fee communities, which are more fully described below.

Need-Driven Senior Housing

Assisted Living Facilities. As of December 31, 2023, our portfolio included 71 assisted living facilities (“ALF”) leased to operators and mortgage loans secured by eight ALFs. ALFs are free-standing facilities that provide basic room and board functions for elderly residents. As residents typically receive assistance with activities of daily living such as bathing, grooming, administering medication and memory care services, we consider these facilities to be need-driven senior housing. On-site staff personnel are available to assist in minor medical needs on an as-needed basis. Operators of ALFs are typically paid from private sources without assistance from the government. ALFs may be licensed and regulated in some states, but generally do not require the issuance of a Certificate of Need (“CON”) as is often required for skilled nursing facilities (“SNFs”).

Senior Living Campuses. As of December 31, 2023, our portfolio included eight senior living campuses (“SLC”) leased to operators. SLCs contain one or more buildings that include skilled nursing beds combined with an independent or assisted living facility that provides basic room and board functions for elderly residents. They may also provide assistance to residents with activities of daily living such as bathing, grooming and administering medication. On-site staff personnel are available to assist with minor medical needs on an as-needed basis. As the decision to transition to a SLC is typically more than a lifestyle choice and is usually driven by the need to receive some moderate level of care, we consider this facility type to be need-driven. Operators of SLCs are typically paid from private sources and from government programs such as Medicare and Medicaid for skilled nursing residents. SLCs may be licensed and regulated as nursing homes in some states and may also require a CON.

Discretionary Senior Housing

Independent Living Facilities. As of December 31, 2023, our portfolio included seven independent living facilities (“ILF”) leased to operators. ILFs offer specially designed residential units for active senior adults and provide various ancillary services for their residents including restaurants, activity rooms and social areas. Services provided by ILF operators are generally paid from private sources without assistance from government payors. ILFs are generally, but not always, unlicensed facilities and do not require the issuance of a CON as required for SNFs. As ILFs typically do not provide assistance with activities of daily living, we consider the decision to transition to an ILF to be discretionary.

Entrance-Fee Communities. As of December 31, 2023, our portfolio included 11 entrance-fee communities (“EFC”) leased to operators and mortgage loans secured by one EFC. EFCs, frequently referred to as continuing care retirement communities (“CCRC”), typically include a combination of detached cottages, an ILF, an ALF and a SNF on one campus. These communities appeal to residents because there is no need to relocate when health and medical needs change. EFCs are classified as Type A, B, or C depending upon the amount of healthcare benefits included in the entrance fee. “Type A” EFCs, or “Lifecare” communities, such as Timber Ridge, held by us since January 31, 2020 in a joint venture, include substantially all future healthcare costs in the payment of an entrance fee and thereafter payment of a monthly set service fee. The entrance fee is divided into a refundable and non-refundable portion depending upon the resident’s chosen contract program. The service fee is determined at the time of move-in into an independent living (“IL”) unit and is subject to certain inflation-based adjustments regardless of the resident’s future care needs. A resident must move into an IL unit initially and not require care at the time of move-in. Thereafter, the resident’s care requirements from assisted living to memory care to skilled nursing are provided for. “Type B” EFCs are communities providing a modified healthcare contract offering access to skilled nursing care but only paying for a maximum number of days. Finally, “Type C” EFCs, the classification applicable to ten communities in our lease portfolio and one community securing a mortgage loan, are fee-for-service communities, which do not provide any healthcare benefits and correspondingly have the lowest entrance fees. However, monthly fees may be higher to reflect the current healthcare components delivered to each resident. EFC licensure is state-specific, but generally skilled nursing beds included in our EFC portfolio are subject to state licensure and regulation. Certain services may also require a CON. As the decision to transition to an EFC is typically made as a lifestyle choice and not as the result of a pressing medical concern, we consider the decision to transition to an EFC to be discretionary. Accordingly, the predominant source of revenue for operators of EFCs is from private payor sources.

Medical.

As of December 31, 2023, our portfolio included 66 medical facilities leased to operators and mortgage loans secured by seven medical facilities. The medical facilities within our portfolio consist of SNFs and a hospital, which are more fully described below.

Skilled Nursing Facilities. As of December 31, 2023, our portfolio included 65 SNFs leased to operators and mortgage loans secured by seven SNFs. SNFs provide some combination of skilled and intermediate nursing and rehabilitative care, including speech, physical and occupational therapy. The operators of the SNFs receive payment from a combination of private pay sources and government payors such as Medicaid and Medicare. SNFs are required to obtain state licenses and are highly regulated at the federal, state and local levels. Operators in 9 of the 11 states in which we own SNFs must obtain a CON from the state before opening or expanding such facilities. Some SNFs also include assisted living beds. As the decision to utilize the services of a SNF is typically made as the result of a pressing medical concern, we consider this to be a need-driven medical facility.

Hospitals. As of December 31, 2023, our portfolio included one hospital (“HOSP”) leased to an operator. HOSPs provide a wide range of inpatient and outpatient services, which may include acute psychiatric, behavioral and rehabilitation services, and are subject to extensive federal, state and local legislation and regulation. HOSPs undergo periodic inspections regarding standards of medical care, equipment and hygiene as a condition of licensure. Services provided by HOSPs are generally paid for by a combination of private pay sources and government payors. As the decision to utilize the services of a HOSP is typically made as the result of a pressing medical concern, we consider this to be a need-driven medical facility.

Medical Office Building. As of December 31, 2023, our portfolio included no medical office buildings (“MOB”). We have a $50.0 million mezzanine loan and security agreement with Montecito Medical Real Estate for a fund that invests in medical real estate, including MOBs. Historically, our investment strategy has included owning and leasing MOBs whose tenants are primarily physicians and other medical practitioners. As the decision to utilize the services of an MOB is typically made as the result of a pressing medical concern, we consider this to be a need-driven medical facility. The MOB differs from conventional office buildings due to the special requirements of the tenants.

Senior Housing Operating Portfolio

As of December 31, 2023, our portfolio included 15 ILFs with a combined 1,733 units located throughout the United States, which we consider to be discretionary senior housing as discussed in more detail above.

Nature of Investments

Our investments are typically structured as acquisitions of properties through purchase-leaseback transactions, acquisitions of properties from other real estate investors, loans, or operations through structures allowed by the REIT Investment Diversification Empowerment Act of 2007 (“RIDEA”). We have provided construction loans for certain facilities for which we were already committed to provide long-term financing or for which the operator agreed to enter into a purchase option and lease with us upon completion of construction or after the facility is stabilized. The annual interest rates we receive on our mortgage, construction and mezzanine loans ranged between 6.0% and 12.0% during 2023. We believe our lease and loan terms are competitive within our peer group. Typical characteristics of our investment transactions are as follows:

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

We monitor our triple-net tenant credit quality and identify any material changes by performing the following activities:

•Obtaining financial statements on a monthly, quarterly and annual basis to assess the operational trends of our tenants and the financial position and capability of those tenants
•Calculating the operating cash flow for each of our tenants
•Calculating the lease service coverage ratio and other ratios pertinent to our tenants
•Obtaining property-level occupancy rates for our tenants
•Verifying the payment of real estate taxes by our tenants
•Obtaining certificates of insurance for each tenant
•Obtaining reviewed or audited financial statements of our tenant corporate guarantors on an annual basis, if applicable
•Conducting a periodic inspection of our properties to ascertain proper maintenance, repair and upkeep
•Monitoring those tenants with indications of continuing and material deteriorating credit quality through discussions with our executive management and Board of Directors

Mortgage loans. We have mortgage loans with original maturities generally less than five years, with varying amortization schedules from interest-only to fully amortizing. Most of the loans are at a fixed interest rate; however, some interest rates increase based on a fixed schedule. In most cases, the owner of the facility is committed to make minimum annual capital expenditures for the purpose of maintaining or upgrading their respective facility. Additionally, most of our loans are collateralized by first or second mortgage liens and corporate or personal guarantees. As of December 31, 2023, we had eight mortgage loans bearing interest ranging from 7.0% to 12.0% per annum.

Mezzanine loans. Frequently in situations calling for temporary financing or when our borrowers’ in-place lending arrangements prohibit the extension of mortgage security, we extend credit based on corporate and/or personal guarantees. These mezzanine loans sometimes combine with an NHI purchase option covering the subject property. As of December 31, 2023, we had seven mezzanine loans bearing interest rates ranging from approximately 6.0% to 10.0% per annum.

Construction loans. From time to time, we provide construction loans that become mortgage loans upon the completion of the construction of the subject facility. We may also obtain a purchase option to acquire the facility at a future date and, if purchased, will lease the facility back to the borrower. During the term of the construction loan, funds are usually advanced pursuant to draw requests made by the borrower in accordance with the terms and conditions of the loan. Interest is typically assessed on these loans at rates equivalent to the eventual mortgage rate upon conversion. In addition to the security of the lien against the property, we will generally require additional security and collateral in the form of either payment and performance completion bonds or completion guarantees by the borrower’s parent, affiliates of the borrower or one or more of the individuals who control the borrower. As of December 31, 2023, we had three construction loans bearing interest ranging from 8.5% to 9.0% per annum.

Other notes receivable. We have provided two revolving lines of credit to borrowers involved in the senior housing industry who have provided either personal and business guarantees or other assets as security that bear interest at a fixed rate of 8.0% per annum and a variable rate of 8.9% as of December 31, 2023.

RIDEA Transactions. Our arrangement with an affiliate of Life Care Services, which we completed in January 2020 and is structured to be compliant with the provisions of RIDEA, permits NHI to receive rent payments through a triple-net lease between a property company owned 80% by NHI and an unconsolidated operating company owned 25% by a taxable REIT subsidiary (“TRS”) of NHI and gives NHI the opportunity to capture additional value on the improving performance of the operating company through distributions to the TRS. This organizational structure allows the TRS to engage in a broad range of activities and share in revenues that would otherwise be non-qualifying income under the REIT gross income tests. The TRS is subject to state and federal income taxes.

Senior Housing Operating Portfolio. Effective April 1, 2022, 15 senior housing ILFs previously part of the legacy Holiday Retirement (“Holiday”) properties were transferred from a triple-net lease to two separate ventures comprising our SHOP segment, which represents a new reportable segment in 2022. These ventures, in which NHI holds a majority interest, own the underlying independent living operations and are structured to comply with REIT requirements that utilize the TRS for activities that would otherwise be non-qualifying for REIT purposes. These properties are operated by two third-party property managers that manage our communities in exchange for the receipt of a management fee, and as such, we are not directly exposed to the credit risk of the property managers in the same manner or to the same extent as we are to our triple-net tenants. However, we rely on the property managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our communities efficiently and effectively. We also rely on the property managers to set appropriate resident fees and otherwise operate our communities in compliance with the terms of our management agreements and all applicable laws and regulations. As of December 31, 2023, our SHOP segment consisted of 15 ILFs located in eight states with a combined 1,733 units.

Operator Composition

For the year ended December 31, 2023, approximately 24% of our Real Estate Investments and SHOP portfolio net operating income (“NOI”) was from publicly owned operators, 68% was from regional operators, 4% was from privately owned national chains and 1% was from smaller operators. Tenants in our Real Estate Investments portfolio which individually provided more than 3% and collectively 61% of our total revenues were (parent companies, in alphabetical order): Bickford Senior Living (“Bickford”); Discovery Senior Living (“Discovery”); Encore Senior Living; Health Services Management; Life Care Services; National HealthCare Corporation (“NHC”); Senior Living Communities (“Senior Living”); and The Ensign Group. We make reference to the parent companies whenever we describe our business with these tenants, their subsidiaries and/or affiliates regardless of the specific subsidiary entity indicated on the lease or loan documents. For the year ended December 31, 2023, our SHOP segment comprised approximately 3% of our NOI which is managed by two regional operators.

Tenant Concentration

The following table contains information regarding tenant concentration in our Real Estate Investments portfolio, excluding $2.6 million for our corporate office, $347.4 million for the SHOP segment, and a credit loss reserve of $15.5 million, based on the percentage of revenues for the years ended December 31, 2023, 2022 and 2021 related to tenants or affiliates of tenants that exceed 10% of total revenue ($ in thousands):

	As of December 31, 2023			Revenues[1]
	Asset	Gross Real	Notes	Year Ended December 31,
	Class	Estate[2]	Receivable	2023		2022		2021

Senior Living	EFC	$573,631	$48,950	$51,274	16%	$51,183	18%	$50,726	17%
NHC	SNF	133,770	—	37,335	12%	36,893	13%	37,735	12%
Bickford[3]	ALF	429,043	16,795	38,688	12%	N/A	N/A	34,599	12%
All others, net	Various	1,293,969	195,002	132,216	41%	144,534	52%	164,017	55%
Escrow funds received from tenants
for property operating expenses	Various	—	—	11,513	4%	9,788	4%	11,638	4%
		$2,430,413	$260,747	271,026		242,398		298,715
Resident fees and services[4]				48,809	15%	35,796	13%	—	—%
				$319,835		$278,194		$298,715

1 Includes interest income on notes receivable and rental income from properties classified as held for sale.
2 Amounts include any properties classified as held for sale.
3 Revenues included in All others, net for years when less than 10%.
4 There is no tenant concentration in Resident fees and services because these agreements are with individual residents.

At both December 31, 2023 and 2022, the two states in which we had an investment concentration of 10% or more were South Carolina (12.1%) and Texas (10.7%).

Senior Living - As of December 31, 2023, we leased ten retirement communities totaling 2,216 units to Senior Living pursuant to triple-net lease agreements maturing through December 2029. Straight-line rent revenue of $(1.2) million, $0.4 million and $2.5 million and interest revenue of $3.7 million, $3.7 million and $3.2 million were recognized from Senior Living for the years ended December 31, 2023, 2022 and 2021, respectively.

We have provided a $20.0 million revolving line of credit to Senior Living whose borrowings under the revolver are to be used for working capital and to finance construction projects within its portfolio, including building additional units. Beginning January 1, 2025, availability under the revolver will be reduced to $15.0 million. The revolver matures in December 2029 at the time of lease maturity. At December 31, 2023, the $16.3 million outstanding under the revolver bore interest at 8.0% per annum.

The Company also provided a mortgage loan of $32.7 million to Senior Living that originated in July 2019 for the acquisition of a 248-unit CCRC in Columbia, South Carolina. The mortgage loan is for a term of five years with two one-year extensions and bears interest at a rate of 7.25% per annum. Additionally, the loan conveys to NHI a purchase option at a stated minimum price of $38.3 million, subject to adjustment for market conditions.

NHC - The facilities leased to NHC, a publicly held company, are under a master lease and consist of three ILFs and 32 SNFs (four of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC). Effective September 1, 2022, we amended the master lease dated October 17, 1991, concurrently with the sale of a portfolio of seven SNFs to increase the annual base rent due each year through the expiration of the master lease on December 31, 2026. There are two additional five-year renewal options at a fair rental value as negotiated between the parties. In addition to the base rent, NHC pays any additional rent and percentage rent as required by the master lease. Under the terms of the amended lease, the base annual rent escalates by 4% of the increase, if any, in each facility’s annual revenue over a 2007 base year. We refer to this additional rent component as “percentage rent.” Total percentage rent of $4.5 million, $3.1 million, and $3.5 million was recognized for the years ended December 31, 2023, 2022 and 2021, respectively. Straight-line rent revenue of $(1.2) million and $(0.5) million was recognized for NHC for the years ended December 31, 2023 and 2022, respectively. No material straight-line rent was recognized for the year ended December 31, 2021.

Two of our board members, including our chairperson, are also members of NHC’s board of directors. As of December 31, 2023, NHC owned 1,630,642 shares of our common stock.

Bickford - As of December 31, 2023, we leased 39 facilities, under four leases to Bickford. During the second quarter of 2022, we converted Bickford to the cash basis of revenue recognition based upon information obtained from Bickford regarding its financial condition that raised substantial doubt as to its ability to continue as a going concern. As a result, we wrote off approximately $18.1 million of straight-line rents receivable and $7.1 million of lease incentives, that were included in “Other assets, net” on the Consolidated Balance Sheet, to rental income in 2022. Straight-line rent revenue of $(18.2) million and $1.7 million was recognized from the Bickford leases for the years ended December 31, 2022 and 2021, respectively.

In February 2023, we acquired a 64-unit assisted living and memory care community in Chesapeake, Virginia from Bickford. The acquisition price was $17.3 million, including the satisfaction of an outstanding construction note receivable of $14.2 million including interest, cash consideration of $0.5 million and approximately $0.1 million in closing costs. The acquisition price also included a reduction of $2.5 million in Bickford’s outstanding pandemic-related rent deferrals that has been recognized in “Rental income” during the year ended December 31, 2023. We added the community to an existing master lease with Bickford at an initial rate of 8.0%.

During the first quarter of 2023, we disposed of one property that is included in the asset dispositions table in Note 3 to our consolidated financial statements under “2023 Asset Dispositions.”

Cash rent received from Bickford for the years ended December 31, 2023, 2022 and 2021 was $33.4 million, $27.6 million and $29.5 million, respectively, including its repayment of outstanding pandemic-related rent deferrals of $2.3 million and $0.2 million for the years ended December 31, 2023 and 2022, respectively. These amounts exclude $2.5 million and $3.0 million of rental income for the years ended December 31, 2023 and 2022, respectively, related to the reduction of pandemic-related rent deferrals in connection with the acquisition of two ALFs located in Virginia discussed above and in Note 3 to our consolidated financial statements. As of December 31, 2023, Bickford’s outstanding pandemic-related rent deferrals were $18.0 million.

During the first half of 2022, we transferred one ALF located in Pennsylvania from the Bickford portfolio to a new operator that is leased pursuant to a ten-year triple-net lease and wrote off approximately $0.7 million in a straight-line rents receivable, reducing rental income. Effective April 1, 2022, we restructured and amended three of Bickford’s master lease agreements covering 28 properties and reached agreement on the repayment terms of its outstanding pandemic-related rent deferrals. Significant terms of these agreements are as follows:

• Extended the maturity dates of the modified leases to 2033 and 2035. The remaining master lease agreement covering 11 properties with an original maturity in 2023 was previously extended to 2028.

• Reduced the combined rent for the portfolio (excluding the ALF in Virginia Beach acquired in the fourth quarter of 2022) to approximately $28.3 million per year through April 1, 2024, subject to a nominal annual increase, at which time the rent will be reset to a fair market value, but not less than 8.0% of our initial gross investment.

• Required monthly payments from October 2022 through December 2024 based on a percentage of Bickford’s monthly revenues exceeding an established threshold to be applied to the outstanding pandemic-related rent deferrals granted to Bickford. The deferrals may be reduced by up to $6.0 million upon Bickford achieving certain performance targets and the sale or transition of certain properties to new operators of which $2.5 million was earned in the first quarter of 2023 and $3.0 million was earned in the fourth quarter of 2022.

Bickford Construction Loans - As of December 31, 2023, we had one fully funded construction loan of $14.7 million to Bickford bearing interest at 9.0% per annum. The construction loan is secured by first mortgage liens on substantially all real and personal property as well as a pledge of any and all leases or agreements which may grant a right of use to the property. Usual and customary covenants extend to the agreements, including the borrower’s obligation for payment of insurance and taxes. NHI has a fair market value purchase option on the property at stabilization of the underlying operations.

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

•On April 1, 2022, we received $6.9 million upon settlement and dismissal of the Welltower litigation. Concurrently with the settlement and dismissal, we transitioned 15 of the legacy Holiday ILFs into two separate partnership ventures that own the underlying independent living operations, forming our SHOP segment. Reference Notes 5 and 9 to the consolidated financial statements for more discussion.

•On April 1, 2022, we disposed of one property classified in assets held for sale for net proceeds of $3.0 million and transitioned one assisted living community in Florida to our existing real estate partnership with Discovery. The transitioned property was added to the partnership’s in-place master lease.

Commitments and Contingencies

In the normal course of business, we enter into a variety of commitments, typically consisting of funding revolving credit arrangements, and construction and mezzanine loans to our operators to conduct expansions and acquisitions for their own account, and commitments for the funding of construction for expansion or renovation to our existing properties under lease. In our leasing operations, we offer to our tenants and to sellers of newly acquired properties a variety of inducements that originate contractually as contingencies but which may become commitments upon the satisfaction of the contingent event. Contingent payments earned will be included in the respective lease bases when funded.

As of December 31, 2023, we had working capital, construction and mezzanine loan commitments to six operators or borrowers for an aggregate of $130.7 million, of which we had funded $89.3 million toward these commitments. As of December 31, 2023, $11.7 million of the funding obligations are payable within 12 months with the remaining commitments due between three to five years.

As of December 31, 2023, we had $14.5 million of development commitments for construction and renovation of four properties, of which we had funded $11.0 million toward these commitments, with the remaining amount expected to be payable within 12 months. In addition to these commitments, we had approximately $1.0 million in various other commitments not yet funded as of December 31, 2023.

As of December 31, 2023, we had an aggregate of $11.6 million in remaining contingent lease inducement commitments in four lease agreements which are generally based on the performance of facility operations and may or may not be met by the tenant. At December 31, 2023, we had funded $2.7 million toward these commitments. In addition, we funded a $10.0 million lease incentive in February 2023 to Timber Ridge OpCo based upon the achievement of all performance conditions.

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

•We obtain Phase I and Phase II environmental reports if warranted as part of our due diligence procedures when acquiring properties and attempt to avoid buying real estate with known environmental contamination; and
•We strive for efficiency and sustainability in our corporate headquarters, participate in a recycling program, and encourage our employees to reduce, reuse and recycle waste. Our document retention practices strive to reduce paper usage and encourage electronic file sharing.

We are also subject to environmental risks and regulations in our business. See “– Government Regulation – Environmental Regulations” below; “Item 1A. Risk Factors – Risks Related to our Business and Operations - We are exposed to risks related to environmental laws and the costs associated with liabilities related to hazardous substances” and “We are subject to risks of damage from catastrophic weather and other natural or man-made disasters and the physical effects of climate change” for a description of the risks and regulations associated with environmental matters.

Human Capital

We employ individuals who possess a broad range of experiences, background and skills. We believe that to continue to deliver long-term value to our stockholders, we must provide and maintain a work environment that attracts, develops, and retains top talent and affords our employees an engaging work experience that allows for career development and opportunities. Along with a competitive compensation program including incentive bonuses and an equity incentive plan, NHI provides a 401(k) plan with a safe harbor contribution limit, paid employee health insurance coverage and tuition reimbursement.

As of December 31, 2023, we had 26 full-time employees, an increase of one over the total at December 31, 2022. Of those employees, 22 are located in the Murfreesboro, Tennessee office, with one employee in each of Colorado, Florida, Oregon and Texas. The tenure of our current employees includes six who have been with the Company for over five years (but less than ten years), and three who have been with the Company over ten years (but less than 20 years). Two of our employees have been with the Company over 20 years. None of our employees are subject to a collective bargaining agreement. We empower our employees and reinforce our corporate culture through onboarding, training, and social and team-building events. We actively support charitable organizations within our community that promote health education and social well-being, and we encourage our employees to personally volunteer with organizations that are meaningful to them. We consider our employee relations to be good.

Certain essential services such as internal audit, tax compliance, information technology and legal services are outsourced to third-party professional firms.

Government Regulation

Overview. Our tenants and borrowers that operate SNFs, nursing homes, HOSPs, SLCs, ALFs and EFCs are typically subject to extensive and complex federal, state and local healthcare laws and regulations, including those relating to Medicare and Medicaid reimbursement, fraud and abuse, relationships with referral sources and referral recipients, licensure and certification, building codes, privacy and security of health information and other personal data, CON, appropriateness and classification of care, qualifications of medical and support personnel, distribution, maintenance and dispensing of pharmaceuticals, communications with patients and consumers, and the operation of healthcare facilities. In addition, many of our tenants and borrowers that operate ILFs may be subject to state licensing, and all of our properties are subject to environmental regulations related to real estate. Applicable laws and regulations are wide-ranging, vary across jurisdictions, and are administered by several government agencies. Further, these laws and regulations are subject to change, enforcement practices may evolve, and it is difficult to predict the impact of new laws and regulations. We expect that the healthcare industry, in general, will continue to face increased regulation. Our tenants may find it increasingly difficult and costly to operate within this complex and evolving regulatory environment. Noncompliance with applicable laws and regulations may result in the imposition of civil and criminal penalties that could adversely affect the operations and financial condition of tenants, managers or borrowers, which in turn may adversely affect us. The following is a brief discussion of certain laws and regulations applicable to certain of our tenants, managers and borrowers and, in some cases, to us.

Licensure and Certification. Various licenses, certifications and permits are required to operate SNFs, ALFs, EFCs, HOSPs and, to a lesser degree, ILFs, to dispense narcotics, to handle radioactive materials and to operate equipment, among other regulated actions. Licensure, certification and enrollment with government programs may be conditioned on requirements related to, among other things, the quality of medical care provided, qualifications of the operator’s administrative personnel and clinical staff, disclosure of ownership and related information, adequacy of the physical plant and equipment, staff-to-patient or resident ratios, capital and other expenditures, record keeping, dietary services, infection prevention and control, and patient rights. For example, a final rule issued by the Centers for Medicare & Medicaid Services (“CMS”) in November 2023 requires Medicare-enrolled SNFs and Medicaid-enrolled nursing homes to disclose additional information about owners, operators and management, which will be publicly available. To increase transparency with regard to direct and indirect owning and managing entities, the rule establishes definitions of REIT and private equity company for purposes of Medicare enrollment and requires providers to disclose whether an owner or manager is a REIT or private equity company. In addition, CMS issued requirements for certain healthcare facilities in response to the COVID-19 pandemic. Most of these requirements have expired, but requirements to report certain COVID-19-related data remain in effect. Licensed facilities are generally subject to periodic inspections by regulators to determine compliance with applicable licensure and certification standards. Further, some states have established requirements for facility spending, for example requiring nursing homes to spend a certain percentage of revenue on direct care for residents. Sanctions for failure to comply with these laws and regulations include (but are not limited to) loss of licensure and ability to participate in the Medicare, Medicaid, and other government healthcare programs, suspension of or non-payment for new admissions, fines, as well as potential criminal penalties. The failure of any tenant, manager or borrower to comply with such laws and regulations could affect its ability to operate its facility or facilities and could adversely affect any such tenant’s or borrower’s ability to make lease or debt payments to us. In addition, if we have to replace a tenant, we may experience difficulties in finding a replacement because our ability to replace the tenant may be affected by federal and state laws governing changes in control and ownership.

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

Medicare is a federal health insurance program for persons age 65 and over, some disabled persons, and persons with end-stage renal disease or Lou Gehrig’s disease/amyotrophic lateral sclerosis. Medicare generally covers SNF services for beneficiaries who require skilled nursing or therapy services after a qualifying hospital stay. Medicare Part A generally pays a per diem rate for each beneficiary. The reimbursement rates are set forth under a prospective payment system (“PPS”), an acuity-based classification system that uses nursing and therapy indexes, adjusted by additional factors such as geographic differences in wage rates, to calculate per diem rates for each Medicare beneficiary. The Medicare Part A payment rates cover most services to be provided to a beneficiary for a limited benefit period, including room and board, skilled nursing care, therapy, and medications. CMS updates Medicare payment rates annually. For fiscal year 2024, which started October 1, 2023, CMS estimates that payments to SNFs under the SNF PPS will increase by approximately $1.4 billion, or 4.0%, compared to fiscal year 2023.

CMS has implemented policies intended to shift Medicare to value-based payment methodologies that tie reimbursement to quality of care rather than quantity. For example, CMS uses the Patient Driven Payment Model (“PDPM”) payment methodology for SNF services, which classifies beneficiaries into payment groups based on clinical factors using diagnosis codes rather than by volume of services. In addition, under the SNF Quality Reporting Program, CMS requires SNFs to report certain quality data, and SNFs that fail to do so are subject to payment reductions. Under the SNF Value-Based Purchasing Program, CMS reduces SNF Medicare payments by 2 percentage points, and redistributes the majority of these funds as incentive payments based on SNF quality measure performance.

From time to time, the U.S. Department of Health and Human Services (“HHS”) revises the reimbursement systems used to reimburse healthcare providers. For example, the Improving Medicare Post-Acute Care Transformation Act of 2014 (“IMPACT Act”) requires HHS, in conjunction with the Medicare Payment Advisory Commission (“MedPAC”), to work toward a unified payment system for post-acute care services provided by SNFs, inpatient rehabilitation facilities, home health agencies, and long-term care hospitals. A unified post-acute care payment system would pay post-acute care providers, including SNFs, under a single framework according to a patient’s characteristics, rather than based on the post-acute care setting where the patient receives treatment. As required under the statute, CMS issued a report in July 2022 that presented a prototype for a unified post-acute care payment model, and MedPAC issued a report in June 2023 evaluating a prototype design. Although both CMS and MedPAC determined that designing a unified prospective payment system for post-acute care providers is feasible, CMS noted that universal implementation of a unified model would require congressional action and MedPAC cautioned that implementation would be complex. Due to the agency resources required to implement a unified model, MedPAC noted that CMS may consider smaller-scale site-neutral policies to address some of the overlap in patients treated in different settings and highlighted that recent changes to various post-acute care payment systems address some of the concerns underlying the push for a unified model.

Medicaid is a medical assistance program for eligible low-income persons that is funded jointly by federal and state governments. Medicaid programs are operated by state agencies under plans approved by the federal government. Reimbursement methodologies, eligibility requirements and covered services vary from state to state. In many instances, revenues from Medicaid programs are insufficient to cover the actual costs incurred in providing care to patients, particularly in nursing facilities. Outside of the government response to the COVID-19 pandemic, budgetary pressures have, in recent years, resulted in decreased spending, or decreased spending growth, for Medicaid programs in many states. Changes in federal policy and funding may be an additional source of uncertainty. For example, under early COVID-related legislation, states that maintain continuous Medicaid enrollment are eligible for a temporary increase in federal funds for state Medicaid expenditures. The resumption of redetermination for Medicaid enrollees in 2023 resulted in coverage disruptions and dis-enrollments of Medicaid enrollees. Budgetary pressures are expected to continue in the future, and many states are actively seeking ways to reduce Medicaid spending, including for nursing home and assisted living care, by methods such as capitated payments, reductions in reimbursement rates, and increased enrollment in managed Medicaid plans. Some states and managed care plans are pursuing alternatives to institutional care, such as home-based and community services. Several of the states in which we have investments have actively sought to reduce or slow the increase of Medicaid spending for care in nursing homes and other settings.

In addition to reimbursement pressures and changes in governmental healthcare programs, healthcare facilities are experiencing increasing pressure from private payors attempting to control healthcare costs. In some cases, private payors rely on governmental reimbursement systems to determine reimbursement rates and policies. Changes to Medicare and Medicaid that reduce payments under these programs or negatively affect utilization of services may negatively impact payments from private payors. We cannot make any assessment as to the timing or the effect that any such changes may have on our tenants’, managers’ and borrowers’ costs of doing business and on the amount of reimbursement by government and other third-party payors. There can be no assurance that future payment rates for either government or private payors will be sufficient to cover the cost of providing services to patients, including any cost increases. Any changes in government or private payor reimbursement policies that reduce payments to levels that are insufficient to cover the cost of providing patient care could adversely affect the operating revenues of managers, tenants and borrowers in our properties that rely on such payments, and thereby adversely affect their ability to make their lease or debt payments to us.

COVID-19 Pandemic Provider Relief Fund. In response to the COVID-19 pandemic, the federal government authorized financial relief for eligible healthcare providers through the Public Health and Social Services Emergency Fund (“Provider Relief Fund”). Although, recipients are not required to repay Provider Relief Fund payments as long as they attest to and comply with certain terms and conditions, changes to interpretation of guidance on the underlying terms and conditions may result in derecognition of amounts previously received. A number of our tenants and borrowers received grants through the Provider Relief Fund.

Fraud and Abuse. Participants in the healthcare industry are subject to various complex federal and state civil and criminal laws and regulations governing a wide array of healthcare provider referrals, relationships and arrangements. These laws include but are not limited to: (i) federal and state false claims acts, which generally prohibit providers from filing false claims or making false statements to receive payment from Medicare, Medicaid or other federal or state healthcare programs; (ii) federal and state anti-kickback and fee-splitting statutes, including the federal Anti-Kickback Statute, which prohibits the payment or receipt of any consideration in exchange for referral of Medicare and Medicaid patients; (iii) federal and state physician self-referral laws, including the federal prohibition commonly referred to as the Stark Law, which generally prohibits referrals by physicians to entities for designated health services (which include hospital inpatient and outpatient services and some of the services provided in SNFs) with which the physician or an immediate family member has a financial relationship; and (iv) the federal Civil Monetary Penalties Law, which requires a lower burden of proof than other fraud and abuse laws. These laws and regulations subject violators to severe penalties, including exclusion from the Medicare and Medicaid programs, denial of Medicare and Medicaid payments, punitive sanctions, fines and even prison sentences. They are enforced by a variety of federal, state and local agencies, and can also be enforced by private litigants through, among other things, federal and state false claims acts, which allow private litigants to bring qui tam or “whistleblower” actions. In recent years, both federal and state governments have significantly increased investigation and enforcement activity to detect and punish wrongdoers.

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

Privacy and Security and Data Interoperability. Privacy and security regulations issued pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) restrict the use and disclosure of individually identifiable health information (“protected health information”), provide for individual rights, require safeguards for protected health information and require notification of breaches of unsecure protected health information. Entities subject to HIPAA include health plans, healthcare clearinghouses, and most healthcare providers (including some of our managers, tenants and borrowers). Business associates of these entities who create, receive, maintain or transmit protected health information are also subject to certain HIPAA provisions. Covered entities must report breaches involving unsecured protected health information to the affected individuals, HHS and, in large breaches, the media. Violations of HIPAA may result in substantial civil and/or criminal fines and penalties.

There are several other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security of personal data that may not be preempted by HIPAA. For example, the California Consumer Privacy Act (the “CCPA”) as amended by the California Privacy Rights Act, affords consumers, including those acting in an employment context, expanded privacy protections such as the right to know what personal information is collected and how it is used. Several other states have enacted comprehensive consumer data privacy laws, providing residents of those states with additional or expanded rights with respect to their personal information such as a right to opt out of certain processing activities for sensitive data and a right to a portable copy of their personal information. State privacy laws typically provide for civil penalties for violations, and some states provide a private right of action for data breaches, which may increase data breach litigation. Beyond providing residents with certain explicit rights, consumer data privacy laws call for affirmative data protection impact assessments to be conducted by subject businesses for certain personal information processing activities. Additional states are considering expanding or passing privacy laws in the near term. Specifically, Washington, Connecticut, and Nevada recently passed legislation aimed at protecting consumer health data, including but not limited to, reproductive health information. Washington’s My Health My Data Act provides for a private right of action. In addition, the Federal Trade Commission continues to pursue privacy as an enforcement priority, including addressing unfair or deceptive practices relating to privacy policies, consumer data collection and processing consent, and digital advertising practices.

Federal and state legislative and regulatory bodies, including at the executive level, continue to signal increased scrutiny and potential rulemaking surrounding the creation, adoption, and leveraging of artificial intelligence and/or machine learning based or enhanced tools, systems, and functions. The shifting regulatory and enforcement landscape in this space may require additional disclosures, risk assessments, or adjustments to our operations and systems that may leverage such technologies.

Marketing and patient engagement activities that the Company may engage in are subject to communications laws such as the Telephone Consumer Protection Act (the “TCPA”) and the Controlling the Assault of Non-Solicited Pornography and Marketing Act (“CAN-SPAM”). A determination by a court or regulatory agency that the Company engaged in communication or marketing practices that violate the TCPA or CAN-SPAM could subject us to civil penalties and result in negative publicity.

The costs to the business or, for an operator of a healthcare property, associated with developing and maintaining programs and systems to comply with shifting data privacy and security laws, defending against privacy and security related claims or enforcement actions and paying any assessed fines can be substantial. Many of these privacy laws and regulations and related interpretations are subject to uncertain application, interpretation or enforcement standards that could result in claims against us and/or our tenants, borrowers, and operators, extensive changes to our business practices, systems and operational processes, including our data processing and security systems, penalties, increased operating costs or other impacts on our businesses. New or expanding privacy and security laws could require substantial further investment in resources to comply with regulatory changes as privacy and security laws impose additional obligations.

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

Environmental Regulations. As an owner of real property, we are subject to various federal, state and local laws and regulations regarding environmental, health and safety matters. These laws and regulations address, among other things, asbestos, polychlorinated biphenyls, fuel, oil management, wastewater discharges, air emissions, radioactive materials, medical wastes, and hazardous wastes, and in certain cases, the costs of complying with these laws and regulations and the penalties for non-compliance can be substantial. We may be held primarily or jointly and severally liable for costs relating to the investigation and clean-up of any property that we own from which there is or has been an actual or threatened release of a regulated material and any other affected properties, regardless of whether we knew of or caused the release. Such costs typically are not limited by law or regulation and could exceed the property’s value. In addition, we may be liable for certain other costs, such as governmental fines and injuries to persons, property or natural resources, as a result of any such actual or threatened release. Under the terms of our triple-net leases, we generally have a right to indemnification by our tenants for any contamination caused by them. However, we cannot assure you that our tenants will have the financial capability or willingness to satisfy their respective indemnification obligations to us, and any such inability or unwillingness to do so may require us to satisfy the underlying environmental claims.

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

Income Tests. We must satisfy two gross income tests annually to maintain our qualification as a REIT.

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

Asset Tests. To maintain our qualification as a REIT, we also must satisfy the following asset tests at the end of each quarter of each taxable year:

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

Taxable REIT Subsidiary. A REIT may directly or indirectly own stock in a TRS. A TRS may be any corporation in which we directly or indirectly own stock and where both NHI and the subsidiary make a joint election to treat the corporation as a TRS, in which case it is treated separately from us and will be subject to U.S. federal corporate income taxation. Our stock, if any, of a TRS is not subject to the 10% or 5% asset tests. Instead, the value of all TRSs owned by us cannot exceed 20% of the value of our assets. We currently own all of the membership interests of NHI-SS TRS, LLC, and NHI-Discovery I TRS, LLC, and may form additional TRSs in the future.

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

Subsidiary REITs. We, along with our TRS, currently own all of the common interests in NHI PropCo Member LLC, an entity that has elected to be taxed as a REIT under the Internal Revenue Code (the “Subsidiary REIT”) and we may own and acquire direct or indirect interests in additional Subsidiary REITs in the future. We believe that the Subsidiary REIT is organized and operates in a manner that permits it to qualify for taxation as a REIT for U.S. federal income tax purposes. However, if the Subsidiary REIT were to fail to qualify as a REIT, then (i) the Subsidiary REIT would become subject to regular U.S. corporate income tax and (ii) our equity interest in the Subsidiary REIT would cease to be a qualifying real estate asset for purposes of the 75% asset test and could become subject to the 5% asset test, the 10% voting share asset test, and the 10% value asset test generally applicable to our ownership in corporations other than REITs, qualified REIT subsidiaries (“QRSs”) and TRSs. If the Subsidiary REIT were to fail to qualify as a REIT and if we were not able to treat the Subsidiary REIT as a TRS of ours pursuant to certain prophylactic elections we have made, it is possible that we would not meet the 10% voting share test and the 10% value test with respect to our interest in the Subsidiary REIT, in which event we could fail to qualify as a REIT unless we could avail ourselves of certain relief provisions.

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

In the event we are no longer required to pay dividends to maintain REIT status, this could adversely affect the value of our common stock. See “Item 1A. Risk Factors - Risks Related to Our Status as a REIT.”

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

During 2023, we made commitments to fund new investments in real estate and loans totaling approximately $74.5 million. In making new investments, we consider such factors as (i) the geographic area and type of property, (ii) the location, construction quality, condition and design of the property, (iii) the current and anticipated cash flow and its adequacy to meet operational needs, and lease or mortgage obligations to provide a competitive income return to our investors, (iv) the growth, tax and regulatory environments of the communities in which the properties are located, (v) occupancy and demand for similar facilities in the same or nearby communities, (vi) the quality, experience and creditworthiness of the management operating the facilities located on the property and (vii) the mix of private and government-sponsored residents. There can be no assurances that investments meeting our standards regarding these attributes will be found or closed. Our intention is to make investments in properties with substantial, long-term potential. However, we may choose to sell properties if they no longer meet our investment objectives.

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

ITEM 1A. RISK FACTORS

There are many significant factors that could materially adversely impact our financial condition, results of operations, cash flows, distributions and stock price. The following are risks we believe are material to our stockholders. There may be additional risks and uncertainties that we have not presently identified or have not deemed material. Some of the following risk factors constitute forward-looking statements. Please refer to “Cautionary Statement Regarding Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K.

Risks Related to Our Managers, Tenants and Borrowers

We depend on the operating success of our tenants, managers and borrowers and if their financial condition or business prospects deteriorate, our financial condition and results of operations could be adversely affected.

We rely on our tenants, managers and borrowers and their ability to perform their obligations to us. Any of our tenants, managers or borrowers may experience a weakening in their overall financial condition as a result of deteriorating operating performance, changes in industry or market conditions, such as rising interest rates or inflation, or other factors. If the financial condition of any of our tenants, managers or borrowers deteriorates, they may be unable or unwilling to make payments or perform their obligations to us in a timely manner if at all.

Revenues for the operators of our properties are primarily driven by occupancy and reimbursement by Medicare, Medicaid and private payors. Revenues from government reimbursement have, and may continue to, come under pressure due to reimbursement cuts resulting from federal and state budget shortfalls and constraints, and both governmental and private payors are increasingly imposing more stringent cost control measures. Periods of weak economic growth in the U.S. which affect housing sales, investment returns and personal incomes may adversely affect senior housing occupancy rates. An oversupply of senior housing real estate may also apply downward pressure to the occupancy rates of our operators. Expenses for the facilities are driven by the costs of labor, food, utilities, taxes, insurance and rent or debt service. Liability insurance and staffing costs continue to increase for our operators. Historically low unemployment has created significant wage pressure for our operators.

In addition, inflation, both real and anticipated, as well as any resulting governmental policies, could adversely affect the economy and the costs of labor, goods and services for our operators. Because our operators are typically required to pay all property operating expenses, increases in property-level expenses at our leased properties generally do not directly affect us. Increased operating costs could have an adverse impact on our operators if increases in their operating expenses exceed increases in their revenue, which may adversely affect their ability to pay rent owed to us. An increase in our operators’ expenses and a failure of their revenues to increase at least with inflation could adversely affect our operators’ and our financial condition and our results of operations.

To the extent any decrease in revenues and/or any increase in operating expenses of our operators results in a property not generating enough cash to make scheduled payments to us, our revenues, net income and funds from operations would be adversely affected. Such events and circumstances would cause us to evaluate whether there was an impairment of the real estate or mortgage loan that should be charged to earnings. Such impairment would be measured as the amount by which the carrying amount of the asset exceeded its fair value. Consequently, we might be unable to maintain or increase our current dividends and the market price of our stock may decline.

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

The successful performance of our real estate investments is materially dependent on the financial stability of our tenants/operators. For the year ended December 31, 2023, approximately 40% of our total revenue was generated by three tenants, Senior Living (16%), NHC (12%) and Bickford (12%). Payment defaults or a decline in the operating performance by any of these tenants or other tenants/operators could materially and adversely affect our business, financial condition and results of operations and our ability to pay expected dividends to our stockholders. In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. Further, we may not be able to re-lease the property for the rent previously received, or at all, or lease terminations may cause us to sell the property at a loss. The result of any of the foregoing risks could materially and adversely affect our business, financial conditions and results of operations and our ability to make distributions to our stockholders.

Actual or perceived risks associated with pandemics, epidemics or outbreaks, such as the COVID-19 pandemic, have had and may in the future have a material adverse effect on our operators’ business and results of operations.

The business and results of operations of the operators of our properties and the Company have been and may continue to be affected by the COVID-19 pandemic, and could in the future be adversely affected by other pandemics, epidemics, outbreaks of infectious disease or other public health crises. Most of our properties are designed for elderly patients, who comprise the population most impacted by COVID-19. Nearly 90% of deaths and 63% of hospitalizations in 2023 as a result of COVID-19 were individuals in the 65+ age group.

Revenues for the tenants and operators of our properties are significantly impacted by occupancy. A public health crisis may diminish the public trust in senior housing properties or medical facilities, especially those that have treated or house consumers affected by contagious diseases, which may result in a decline in consumers seeking services offered through our properties. As a result, we may be more vulnerable to the effects of a public health crisis. In addition, actions our operators have taken to address contagious diseases such as COVID-19 have materially increased their operating costs, in comparison to pre-pandemic levels, and a future health crisis may also result in increased operating costs. Such costs include those related to enhanced health and safety precautions and increased retention and recruitment labor costs among other measures. A decrease in occupancy or increase in costs is likely to have a material adverse effect on the ability of our tenants and operators to meet their financial and other contractual obligations to us, including the payment of rent, as well as on our results of operations. In some cases, we have had to, and we may continue to have to, write-off unpaid rental payments, incur lease accounting charges due to the uncollectibility of rental payments and/or restructure our tenants’ and operators’ long-term rent obligations. In response to requests by operators adversely impacted by COVID-19, we provided pandemic-related rent concessions totaling $10.7 million during 2022. Furthermore, infections of contagious diseases at our facilities could lead to material increases in litigation costs for which our operators, or possibly we, may be liable.

The measures that federal, state and local governments, agencies and health authorities implement to address an epidemic, pandemic or other outbreaks of infectious diseases, may be insufficient to offset any downturn in business of our tenants and operators, may increase operating costs for our tenants, managers and borrowers or may otherwise disrupt or affect the operation of our properties. The rapid development and fluid nature of an epidemic, pandemic or outbreak of infectious disease precludes any prediction as to the ultimate adverse impact on NHI or its operators. Nevertheless, an epidemic, pandemic or outbreak of infectious disease, and the public’s and government responses to such future public health crisis, could have a material, adverse effect on our business.

Two members of our Board of Directors are also members of the board of directors of NHC, and their interests may differ from those of our stockholders.

Two of our board members, including our chairman of the Board of Directors, are also members of NHC’s board of directors. Those directors may have conflicting interests with holders of the Company’s common stock with respect to the NHC properties. During the year ended December 31, 2023, revenue from NHC represented 12% of our total revenue. With respect to all decisions by our Board of Directors related to the NHC properties, the two directors that are also members of NHC’s board of directors are recused and do not participate in the NHI board discussions or vote related to such matters. However, these relationships could influence the Board of Directors’ decisions with respect to the properties leased to and operated by NHC. As of December 31, 2023, NHC owned 1,630,642 shares of our common stock.

We are exposed to risks related to governmental regulations and payors, principally Medicare and Medicaid, and the effect of changes to laws, regulations and reimbursement rates on our tenants’ and borrowers’ business.

Our tenants, managers and borrowers are subject to complex federal, state and local laws and regulations relating to governmental healthcare programs. See “Item 1. Business - Government Regulation.” Regulation of the healthcare industry generally has intensified over time both in the number and type of regulations and in the efforts to enforce those regulations. Federal, state and local laws and regulations affecting the healthcare industry include those relating to, among other things, licensure; certification and enrollment with government programs; facility operations; addition or expansion of facilities; services and equipment; allowable costs; the preparation and filing of cost reports; privacy and security of health-related and other personal information; prices for services; quality of medical equipment and services; necessity and adequacy of medical care; patient rights; billing and coding for services and properly handling overpayments; maintenance of adequate records; relationships with physicians and other referral sources and referral recipients; debt collection; communications with patients and consumers; interoperability; and information blocking. If our tenants, operators or borrowers fail to comply with applicable laws and regulations, they may be subject to liabilities and other consequences including civil penalties, loss of facility licensure, exclusion from participation in the Medicare, Medicaid, and other government healthcare programs, civil lawsuits and criminal penalties. In addition, different interpretations or enforcement of, or changes to, applicable laws and regulations in the future could subject current or past practices to allegations of illegality or impropriety or could require our tenants, managers and borrowers to make changes to their facilities, equipment, personnel, services, and operating expenses. If the operations, cash flows or financial condition of our tenants, operators and/or borrowers are materially adversely impacted by current or future government regulation, our revenue and operations may be adversely affected as well. In addition, if an operator, borrower or tenant defaults on its lease or loan with us, our ability to replace the operator or tenant may be delayed by federal, state, or local approval processes.

Our tenants’, operators’ and borrowers’ businesses are also affected by government and private payor reimbursement rates and policies. Payments from government programs and private payors are subject to statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set-offs, administrative rulings, policy interpretations, payment or other delays by fiscal intermediaries, government funding restrictions (at a program level or with respect to specific facilities) and interruption or delays in payments due to any ongoing governmental investigations and audits at such facilities. In recent years, legislative and regulatory changes have resulted in limitations and reductions in payments for certain services under government programs. For example, the Budget Control Act of 2011 (“BCA”) requires automatic spending reductions to reduce the federal deficit, resulting in a uniform payment reduction across all Medicare programs of 2% per fiscal year that extends through the first seven months of 2032. As a result of COVID-19-related relief legislation, an additional Medicare payment reduction of up to 4% was required to take effect in January 2022, but Congress has delayed implementation of this reduction until 2025. State budgetary pressures have resulted, and will likely continue to result, in reduced spending or reduced spending growth for Medicaid programs in many states, including measures such as tightening patient eligibility requirements, reducing coverage, and enrolling Medicaid recipients in managed care programs. In addition, CMS may implement or oversee changes affecting reimbursement through new or modified demonstration projects, including those authorized pursuant to Medicaid waivers.

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

More generally, the legislative and regulatory environment for healthcare products and services is dynamic, and Congress and certain state legislatures have considered or enacted a large number of laws and regulations intended to make major changes in the healthcare system, including laws that affect how healthcare services are delivered and reimbursed. Recent government initiatives and proposals relevant to our properties include those focused on transparency of SNF ownership and minimum SNF staffing requirements. For example, a final rule issued by CMS in November 2023 requires Medicare-enrolled SNFs and Medicaid-enrolled nursing homes to disclose additional information about owners, operators, and management, including whether they are a REIT or private equity company. This information will be publicly available. This rule may result in increased scrutiny of REITs, private equity companies, and similar entities involved in owning or operating SNFs and nursing homes. Other industry participants, such as private payors, may also introduce financial or delivery system reforms. There is uncertainty with regard to whether, when and what health reform initiatives will be adopted in the future and the impact of such reform efforts on providers and other healthcare industry participants, including our tenants, managers and borrowers.

We are exposed to the risk that the cash flows of our tenants, managers and borrowers may be adversely affected by increased liability claims and liability insurance costs.

ALF and SNF operators have experienced substantial increases in both the number and size of patient care liability claims in recent years. As a result, general and professional liability costs have increased and may continue to increase. Nationwide, long-term care liability insurance rates are increasing because of large jury awards in states like Texas and Florida. Both Texas and Florida have adopted SNF liability laws that modify or limit tort damages. Despite some of these reforms, the long-term care industry overall continues to experience very high general and professional liability costs. Insurance companies have responded to this claims crisis by severely restricting their capacity to write long-term care general and professional liability policies. No assurance can be given that the climate for long-term care general and professional liability insurance will improve in either of the foregoing states or any other states where the facilities operators conduct business. Insurance companies may continue to reduce or stop writing general and professional liability policies for ALFs and SNFs. Thus, general and professional liability insurance coverage may be restricted, very costly or not available. Increased general and professional liability costs may adversely affect our tenants’ or operators’ future operations, cash flows and financial condition and may have a material adverse effect on the tenants’ or operators’ ability to meet their obligations to us.

We are exposed to the risk that we may not be fully indemnified by our tenants, managers and borrowers against future litigation.

Our facility leases and notes require that the tenants/managers/borrowers name us as an additional insured party on their insurance policies covering professional liability or personal injury claims. These instruments also require the tenants/borrowers to indemnify and hold us harmless for all claims arising out of or incidental to the occupancy and use of each facility. However, claims could exceed the policy limits, the insurance company could fail or coverage may not otherwise be available. We cannot give any assurance that these protective measures will eliminate any risk to us related to future litigation, the costs of which could have a material adverse impact on us.

Risks Related to Our Business and Operations

We depend on the success of property development and construction activities, which may fail to achieve the operating results we expect.

When we decide to invest in the renovation of an existing property or in the development of a new property, we make assumptions about the future potential cash flows of that property. We estimate our return based on expected occupancy, rental rates and future capital costs. If our projections prove to be inaccurate due to increased capital costs, lower occupancy or other factors, our investment in that property may not generate the cash flow we expected. Construction and development projects involve risks such as (i) development of a project could be abandoned after expending significant resources resulting in loss of deposits or failure to recover expenses already incurred; (ii) development and construction costs of a project could exceed original estimates due to increased interest rates and higher material costs; (iii) project delays could result in increases in construction costs and debt service expenses as a result of a variety of factors that are beyond our control, including natural disasters, labor conditions, material shortages, and regulatory hurdles; and (iv) financing for a project could be unavailable on favorable terms or at all. Recently developed properties may take longer than expected to achieve stabilized operating levels, if at all. To the extent such facilities experience such increases in cost or delays in construction or financing, or otherwise fail to reach stabilized operating levels or achieve stabilization later than expected, it could materially adversely affect our tenants’ abilities to make payments to us under their leases and thus adversely affect our business and results of operations.

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

Our investments in unconsolidated entities could be adversely affected by our lack of sole decision-making authority regarding major decisions, our reliance on the financial condition of other interests, any disputes that may arise between us and other partners, and our exposure to potential losses from the actions of partners. Risks of dealing with parties outside of NHI include limitations on unilateral major decisions opposed by other interests, the prospect of divergent goals of ownership including disputes regarding management, ownership or disposition of a property, or limitations on the transfer of our interests without the consent of our partners. Risks of the unconsolidated entity extend to areas in which the financial health of our partners may impact our plans. Our partners might become bankrupt or fail to fund their share of required capital contributions, which may hinder significant action in the entity. We may disagree with our partners about decisions affecting a property or the entity itself, which could result in litigation or arbitration that increases our expenses, distracts our officers and directors and disrupts the day-to-day operations of the property, including by delaying important decisions until the dispute is resolved; and finally, we may suffer losses as a result of actions taken by our partners with respect to our investments.

We are subject to risks relating to our joint venture investment with Life Care Services for Timber Ridge, an entrance fee CCRC, associated with Type A benefits offered to the residents of the joint venture's entrance-fee community and related accounting requirements.

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

As part of acquisition of the real estate in January 2020, Timber Ridge PropCo accepted the property subject to trust liens previously granted to residents of Timber Ridge. Beginning in 2008, early residents of Timber Ridge executed loans to the then-owner/operators backed by liens and entered into a Deed of Trust and Indenture of Trust (the “Deed and Indenture”) for the benefit of the trustee on behalf of all residents who made mortgage loans to the owner/operator in accordance with a resident agreement. The Deed and Indenture granted a security interest in the Timber Ridge property to secure the loans made by the early residents of the property. This practice was discontinued at Timber Ridge in 2008, prior to our investment. However, the remaining outstanding “old” loans made by the residents are still secured by a security interest in the Timber Ridge property. The trustee for all of the residents who made “old” loans in accordance with the resident agreements entered into a subordination agreement concurrent with Timber Ridge PropCo’s acquisition of the property, pursuant to which the trustee acknowledged and confirmed that the security interests created under the Deed and Indenture were subordinate to any security interests granted in connection with the loan made by NHI to Timber Ridge PropCo. With the periodic settlement of some of the outstanding resident loans in the course of normal entrance-fee community operations by Timber Ridge OpCo, the balance owing on the Deed and Indenture at December 31, 2023 was $11.8 million. By terms of the resident loan assumption agreement, during the term of the lease (seven years with two renewal options), Timber Ridge OpCo is to indemnify Timber Ridge PropCo for any repayment by Timber Ridge PropCo of these liabilities under the guarantee. We cannot give any assurance that these protective measures will eliminate any risk to us related to claims under the Deed and Indenture.

As a result of the RIDEA structure, we have an investment in the operations of Timber Ridge, which is a Class A quality, Type A care CCRC. As a Type A entrance-fee community the entrance fee is divided into a refundable and non-refundable portion depending upon the resident’s chosen contract program. The refundable portion of the upfront entrance fee is recorded as a liability on the financial statements of Timber Ridge OpCo. The non-refundable portion of the upfront entrance fee is recorded as deferred revenue and amortized over the actuarial life of the resident. We believe the structure of the joint venture does not require that Timber Ridge OpCo’s financial statements be consolidated into NHI, but if we are unable to properly maintain that structure or become required for any reason to consolidate Timber Ridge OpCo’s financial statements into ours, the results would have a material adverse impact on our financial results.

We are subject to additional risks related to healthcare operations associated with our investments in unconsolidated entities, which could have a material adverse effect on our results of operations.

Since January 31, 2020, we have one investment in an unconsolidated entity, Timber Ridge OpCo. As such, we are exposed to various operational risks with respect to this investment that may increase our costs or adversely affect our ability to increase revenues. These risks include fluctuations in resident occupancy, operating expenses, and economic conditions; competition; certification and inspection laws, regulations, and standards; the availability and increases in cost of general and professional liability insurance coverage; litigation; federal, state and local taxes and regulations; costs associated with government investigations and enforcement actions; the availability and increases in cost of labor; and other risks applicable to any operating business. Any one or a combination of these factors may adversely affect our revenue and operations.

Inflation and increased interest rates may adversely affect our financial condition and results of operations.

Although inflation has not materially impacted our operations in the recent past, inflation has recently been at a 40-year high and between March 2022 and July 2023, the Federal Reserve raised the federal funds rate in an effort to curb inflation. Although the federal funds rate increases have halted since July 2023, Federal Reserve officials have indicated that the federal funds rate may remain at current levels or be further increased. The Federal Reserve’s action, coupled with other macroeconomic factors, may trigger a recession in the United States and/or globally. Increased inflation and interest rates could have an adverse impact on our variable rate debt, our ability to borrow money, and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Increases in the costs of owning and operating our properties due to inflation could reduce our net operating income and the value of an investment in us to the extent such increases are not reimbursed or paid by our tenants. If we are materially impacted by increasing inflation because, for example, inflationary increases in costs are not sufficiently offset by the contractual rent increases and operating expense reimbursement provisions or escalations in the leases with our tenants, our results of operations could be adversely affected. In addition, due to rising interest rates, we may experience restrictions in our liquidity based on certain financial covenant requirements, our inability to refinance maturing debt in part or in full as it comes due and higher debt service costs and reduced yields relative to cost of debt. If we are unable to find alternative credit arrangements or other funding in a high interest environment, our financial results may be negatively impacted.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults, or nonperformance by financial institutions, could adversely affect our business, financial condition, results of operations, or our prospects.

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

During 2022, we transitioned 15 of our legacy Holiday properties to be SHOP structured communities. Our SHOP structured communities expose us to various operational risks that may increase our costs or adversely affect our ability to generate revenues. As the owner of a property under a SHOP structure, we are ultimately responsible for all operational risks and other liabilities of the property, other than those arising out of certain actions by our manager, such as gross negligence or willful misconduct. Operational risks include, and our revenues therefore depend on, among other things: (i) occupancy rates; (ii) rental rates charged to residents; (iii) our operators’ reputations and ability to attract and retain residents; (iv) general economic conditions and market factors that impact seniors including those exacerbated by the COVID-19 pandemic; (v) competition from other senior housing providers; (vi) compliance with federal, state, and local laws and regulations and industry standards, including but not limited to licensure requirements, where applicable; (vii) litigation involving our properties or residents; (viii) the availability and cost of general and professional liability insurance coverage or increases in insurance policy deductibles; and (ix) the ability to control operating expenses, which have increased, and may continue to increase. In addition, the success of our SHOP structured communities will depend largely on our ability to establish and maintain good relationships with our managers. Although the SHOP structure gives us certain oversight approval rights (e.g., budgets, material contracts, etc.) and the right to review operational and financial reporting information, we have outsourced to our third-party managers the day to day operations of the communities. Therefore, we are dependent on our managers to operate these communities in a manner that complies with applicable law, minimizes legal risk and maximizes the value of our investment. Failure by our managers to adequately manage these risks could have a material adverse effect on our business, results of operations and financial condition.

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

A cybersecurity incident or other form of data breach involving Company information could cause a loss of confidential consumer and other personal information, give rise to remediation and other expenses, expose us to liability under privacy and security and consumer protection laws, subject us to federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business.

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

As with all companies that utilize information systems, our information systems, and those of our third-party service providers and vendors, may be vulnerable to continually evolving cybersecurity risks. We employ industry standard administrative, technical and physical safeguards designed to protect the integrity and security of personal data we collect or process. We have implemented and regularly review and update processes and procedures designed to protect against unauthorized access to or use of secured data and to prevent data loss. Unauthorized parties may attempt to gain access to these systems or our information through fraud or deception of our associates, ransomware, malware, and other malicious software, third-party service providers or vendors. Hardware, software or applications we obtain from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. The methods used to obtain unauthorized access, disable, misappropriate, manipulate, or degrade service or sabotage systems are also constantly changing and evolving and may be difficult to anticipate or detect for long periods of time. The ever-evolving threats mean we and our third-party service providers and vendors must continually evaluate and adapt our respective systems and processes, and there is no guarantee that they will be adequate to safeguard against all data security breaches or misuses of data. Furthermore, because the techniques used in cyber-attacks change frequently and may not be immediately recognized, the Company may experience security or data breaches that remain undetected for an extended time. Despite the security measures we have in place, and any additional measures we may implement in the future, our facilities and systems, and those of our third-party service providers, could be vulnerable to service interruptions, outages, cyber-attacks and security breaches and incidents, human error, earthquakes, hurricanes, floods, pandemics, fires, other natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks and other geopolitical unrest, computer viruses, ransomware, and other malicious software, changes in social, political, or regulatory conditions or in laws and policies, or other changes or events.

Any significant compromise or breach of our data security, whether external or internal, or misuse of our data, could disrupt our operations, result in significant costs, harm our business relationships, increase our security and insurance costs and damage our reputation. A security or data breach could also subject us to litigation and government enforcement actions, which could result in fines and other penalties. Moreover, any significant cybersecurity events could require us to devote significant management resources to address the problems created by such events, interfere with the pursuit of other important business strategies and initiatives, and cause us to incur additional expenditures, which could be material, including to investigate such events, remedy cybersecurity problems, recover lost data, prevent future compromises and adapt systems and practices in response to such events. There is no assurance that any remedial actions will meaningfully limit the success of future attempts to breach our information technology systems.

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

Under various federal and state laws, owners or operators of real property may be required to respond to the release of hazardous substances on the property and may be held liable for property damage, personal injuries or penalties that result from environmental contamination of currently or formerly owned real estate, often regardless of knowledge of or responsibility for the contamination. These laws also expose us to the possibility that we may become liable to reimburse the government for damages and costs it incurs in connection with the contamination. Generally, such liability attaches to a person based on the person’s relationship to the property. Although our tenants and operators are primarily responsible for the condition of the property they occupy, we also could be held liable to a governmental authority or to third parties for property damage, personal injuries, and investigation and clean-up costs incurred in connection with the contamination or we could be required to incur additional costs to change how the property is constructed or operated due to presence of such substances. However, we review environmental site assessments of the properties that we purchase or encumber prior to taking an interest in them. Those assessments are designed to meet the “all appropriate inquiry” standard, which qualifies us for the innocent purchaser defense if environmental liabilities arise. Notwithstanding these assessments, however, environmental liabilities, including mold, may be present in our properties and we may incur costs to remediate contamination, which could have a material adverse effect on our business or financial condition. In addition, the presence of hazardous substances or a failure to properly remediate any resulting contamination could adversely affect our ability to lease, mortgage, or sell an affected property.

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

Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable. To the extent that significant changes in the climate occur in areas where our properties are located, we may experience more frequent extreme weather events which may result in physical damage to, or a decrease in demand for, properties located in these areas or affected by these conditions. In addition, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties and could also require us to spend more on our new development properties without a corresponding increase in revenue. Should the impact of climate change be material in nature, including destruction of our properties, or occur for lengthy periods of time, our financial condition or results of operations may be adversely affected.

We depend on the success of our future acquisitions and investments.

We are exposed to the risk that our future acquisitions may not prove to be successful. We could encounter unanticipated difficulties and expenditures relating to any acquired properties, including contingent liabilities, and newly acquired properties might require significant attention of our management that would otherwise be devoted to our existing business. If we agree to provide construction funding to a borrower and the project is not completed, we may need to take steps to ensure completion of the project. Moreover, if we issue equity securities or incur additional debt, or both, to finance future acquisitions, it may reduce our per share financial results.

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

We may face increased competition for acquisition opportunities from other well-capitalized investors, including publicly traded and privately held REITs, private real estate funds, partnerships and others. This may mean that we are unsuccessful in a potential acquisition of a desired property at an acceptable price, or even if we are able to acquire a desired property, competition from other real estate investors may significantly increase the purchase price.

We depend on our ability to retain our management team and other personnel and attract suitable replacements should any such personnel leave.

The management and governance of the Company depends on the services of certain key personnel, including senior management. The departure of any key personnel could have an adverse effect on the Company and adversely affect our financial condition and results of operations. Our senior management team possesses substantial experience and expertise and has strong business relationships with our tenants and operators and other members of the business communities and industries in which we operate. As a result, the loss of these personnel could jeopardize our relationships and operations. We cannot predict the impact that any such departures could have on our ability to achieve our objectives. Furthermore, such a loss could be negatively perceived in the capital markets. Other than Mr. Mendelsohn, our Chief Executive Officer, we do not have employment agreements with any of our management team. In addition, we do not have key man insurance on any of our key employees. Our failure to retain and motivate our management team and other personnel and attract suitable replacements should any such personnel leave, could have a significant impact on our financial condition and results of operations.

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

In 2023, we recorded impairment charges totaling $1.6 million on four properties. In 2022, we recorded impairment charges of $51.6 million on 19 properties.

Our ability to raise capital through equity sales is dependent, in part, on the market price of our common stock, and our failure to meet market expectations with respect to our business, or other factors we do not control, could negatively impact such market price and availability of equity capital.

As of December 31, 2023, we had the potential to access all of the capacity of our $500.0 million at-the-market (“ATM”) equity program through the issuance of common stock. In addition, we maintain an effective automatic shelf registration statement through which capital could be raised via the issuance of equity securities. As with other publicly traded companies, the availability of equity capital will depend, in part, on the market price of our common stock which, in turn, will depend upon various market conditions and other factors, some of which we cannot control, that may change from time to time including:

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

We operate with a policy of incurring debt when, in the opinion of our Board of Directors, it is advisable. Currently, we believe that our current liquidity, availability under our unsecured credit facility, potential proceeds from our ATM equity program and our capacity to service additional debt will enable us to meet our obligations, including dividends, and continue to make investments in healthcare real estate. On March 31, 2022, we entered into a new unsecured revolving credit agreement (the “2022 Credit Agreement”) providing us with a $700.0 million unsecured revolving credit facility, replacing our previous $550.0 million unsecured revolver. The 2022 Credit Agreement matures in March 2026, but may be extended at our option, subject to the satisfaction of certain conditions, for two additional six-month periods. In January 2023, we repaid $125 million in private placement notes upon maturity. In the first quarter of 2023, we repaid $20.0 million of a term loan with a maturity of September 2023 (the “2023 Term Loan”). In June 2023, we entered into a two-year $200.0 million term loan agreement (the “2025 Term Loan”) bearing interest at a variable rate which is SOFR-based with a margin determined according to our credit ratings plus a 0.10% credit spread adjustment. The Company incurred approximately $2.7 million of deferred financing costs associated with this loan. The 2025 Term Loan proceeds were used to repay a portion of the remaining $220.0 million 2023 Term Loan balance, which was repaid in full in June 2023. The 2023 Term Loan accrued interest on borrowings consistent with the new 2025 Term Loan. Upon repayment, we expensed approximately $0.1 million of unamortized loan costs associated with this loan which are included in “Loss on early retirement of debt” in our Consolidated Statement of Income for the year ended December 31, 2023. In November 2023, the $50.0 million of private placement notes due November 2023 were repaid primarily with proceeds from the revolving credit facility. We may incur additional debt by borrowing under our 2022 Credit Agreement, mortgaging properties we own and/or issuing debt securities in a public offering or in a private transaction. As a result, as of January 31, 2024 we have approximately $1.2 billion in outstanding indebtedness and approximately $427.0 million available to draw under our unsecured revolving credit facility. Our ability to raise reasonably priced capital is not guaranteed. We may be unable to raise reasonably priced capital because of reasons related to our business or for reasons beyond our control, such as market conditions and rising interest rates. If our access to capital becomes limited, it could have an impact on our ability to refinance our debt obligations, fund dividend payments, acquire properties and fund acquisition activities.

We have covenants related to our indebtedness which impose certain operational limitations and a breach of those covenants could materially adversely affect our financial condition and results of operations.

The terms of our current indebtedness are, and debt instruments that the Company may enter into in the future may be, subject to customary financial and operational covenants. Among other things, these provisions require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. Our continued ability to incur debt and operate our business is subject to compliance with these covenants, which limit operational flexibility. Breaches of these covenants could result in a default under applicable debt instruments, even if payment obligations are satisfied. Financial and other covenants that limit our operational flexibility, as well as defaults resulting from a breach of any of these covenants in our debt instruments, could have a material adverse effect on our financial condition and results of operations.

Downgrades in our credit ratings could have a material adverse effect on our cost and availability of capital.

We plan to manage the Company to maintain a capital structure consistent with our current profile, but there can be no assurance that we will be able to maintain our current credit ratings. Moody's Investors Services (“Moody's”) reaffirmed its Baa3 rating and “Stable” outlook on the Company on October 16, 2023; Fitch Ratings (“Fitch”) reaffirmed its BBB- and “Stable” outlook on the Company on May 15, 2023; and S&P Global Ratings (“S&P Global”) also reaffirmed its BBB- and “Stable” outlook on the Company at November 14, 2023. Any downgrades of ratings or changes to outlooks by any or all of the rating agencies could have a material adverse effect on our cost and availability of capital, which could in turn have a material adverse effect on our results of operations, liquidity, cash flows, the trading/redemption price of our securities and our ability to satisfy our debt service obligations and to pay dividends and distributions to our equity holders.

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

We depend on revenues derived mainly from fixed rate investments in real estate assets, while a portion of our debt used to finance those investments bears interest at variable rates, which subjects us to interest rate risk.

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

Changes in our variable interest rates may adversely affect our cash flows.

Our 2022 Credit Agreement and our 2025 Term Loan each bear interest at a rate of either Term SOFR or Daily SOFR (in each case, plus a credit spread adjustment), or at the base rate, plus a margin, in each case, with the actual margin tied to the Company’s credit rating. SOFR is the preferred alternative rate for LIBOR that has been identified by the Alternative Reference Rates Committee, a U.S.-based group convened by the Federal Reserve and the Federal Reserve Bank of New York. SOFR is calculated based on short-term repurchase agreements, backed by U.S. Treasury securities. SOFR is calculated differently from LIBOR and has inherent differences, which could give rise to uncertainties, including the limited historical data and volatility in the benchmark rates. Because of these and other differences, there is no assurance that SOFR will perform in the same way as LIBOR would have performed at any time, and there is no guarantee that it is a comparable substitute for LIBOR. Uncertainty as to the nature of such potential changes, alternative reference rates, including SOFR, or other reforms may adversely affect the trading market for LIBOR- or SOFR-based securities, including ours. As a result, our interest expense may increase, our ability to refinance some or all of our existing indebtedness may be affected, and our available cash flow may be adversely affected.

Risks Related to Our Status as a REIT

We depend on the ability to continue to qualify for taxation as a REIT for U.S. federal income tax purposes.

We intend to operate as a REIT under the Internal Revenue Code and believe we have and will continue to operate in such a manner. In addition, we currently hold an interest in a Subsidiary REIT (and may in the future own or acquire additional interests in Subsidiary REITs). Since REIT qualification requires us to meet a number of complex requirements, it is possible that we (or our Subsidiary REIT) may fail to fulfill them. If we (or our Subsidiary REIT) fail to qualify as a REIT:

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

Because of all these factors, our (or our Subsidiary REIT’s) failure to qualify as a REIT could also impair our ability to expand our business and could materially adversely affect the value of our common stock. The present federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the federal income tax treatment of an investment in us. The federal income tax rules dealing with REITs are constantly under review by persons involved in the legislative process, the U.S. Internal Revenue Service (the “IRS”) and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. Revisions in federal tax laws and interpretations thereof could affect or cause us to change our investments and commitments and affect the tax considerations of an investment in us.

There are no assurances of our ability to pay dividends in the future.

Our ability to pay dividends may be adversely affected upon the occurrence of any of the risks described herein. Our payment of dividends is subject to compliance with restrictions contained in our credit agreements, notes and any preferred stock that our Board of Directors may from time to time designate and authorize for issuance. All dividends will be paid at the discretion of our Board of Directors and will depend upon our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board of Directors may deem relevant from time to time. There are no assurances of our ability to pay dividends in the future. In addition, our dividends in the past have included, and may in the future include a return of capital.

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

We believe that the ownership and management of assets in our SHOP structures is in compliance with the REIT requirements; however; application of the REIT rules to such assets is complex, fact dependent and subject to interpretation. There can be no assurances that the IRS will agree with our characterization of these assets and if the IRS were to successfully contend that our SHOP structures do not meet the REIT requirements, all or a portion of the rent that we receive under these structures could be non-qualifying income for purposes of the REIT gross income tests. In such event, we may be required to rely on the REIT savings provisions under the Internal Revenue Code, reorganize our SHOP structures, or take such other steps to avoid incurring non-qualifying income, any of which could be at a significant financial cost.

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

Legislative, regulatory, or administrative tax changes could adversely affect us or our security holders.

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

Risks Related to Our Organizational Structure

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

The Board recognizes the importance of maintaining the trust and confidence of our tenants/borrowers/operators and employees to safeguard sensitive information and the integrity of our information systems. We have systems in place to assess, identify and manage cybersecurity incidents and we invest in technology and third-party support to identify, mitigate, and quickly respond to cybersecurity incidents. We have maintained a strong focus in consistently reviewing our cybersecurity practices. We also conduct periodic information security and awareness training to ensure that employees are aware of information security risks and to enable them to take steps to mitigate those risks. As part of this program, we also take steps designed to provide appropriate guidance regarding security to our executive management and employees, including any employee who may come into possession of confidential financial information.

We have engaged the services of various third-party service providers to, among other things, review and evaluate our processes and procedures designed to control access to our information systems, perform penetration testing on our cybersecurity systems on a biannual basis, and provide regular information technology reviews based upon the NSIT Cybersecurity Framework. In addition, we contracted with a third-party managed detection and response security company in the fourth quarter of 2023 to commence testing for cyber vulnerabilities on a continual basis.

In order to identify and mitigate cybersecurity threats related to our use of material third-party vendors, we conduct periodic reviews of internal controls of certain third-party service providers to assess their procedures to mitigate material security risks.

Board & Management Responsibilities

We have formed an Information Technology Steering Committee comprised of employees from multiple departments within the Company including the Chief Executive Officer (“CEO”); the Chief Financial Officer; the Chief Accounting Officer; the Vice President, Controller; the Vice President, Investor Relations & Finance; and the Vice President of Human Resources and Compliance & Information Security Officer (“ISO”) to more effectively prevent, detect and respond to information security threats. The ISO has served in various roles in corporate compliance for over 20 years and reports directly to the Company’s CEO. To enhance our cybersecurity capabilities, we actively collaborate with third-party vendors. Notably, we engage a Managed Service Provider (“MSP”) and another service provider who specializes in cybersecurity issues. Our MSP plays a critical role in supporting our IT infrastructure, offering expertise and resources that complement our in-house capabilities. The third party cybersecurity specialist provides advanced cybersecurity solutions, including continuous monitoring and threat detection services, which are integral to our cybersecurity program.

The ISO is responsible for overseeing a company-wide information security strategy, including policy, standards, architecture, and processes, and managing many of the security services that run on personal computers and servers. The Audit Committee meets with the ISO at least annually to review and discuss the Company’s cyber risks and threats, incident responses, technology, the status of projects to strengthen the Company’s information security systems, assessments of the Company’s security program and the emerging threat landscape.

The Company periodically conducts cybersecurity “tabletop” exercises administered by an independent third party with respect to breach and other problematic information security scenarios. The administrator poses questions to participants and advises on typical responses to similar situations. Participants include various executives and other officers of the Company as well as the ISO, other information systems and security personnel, and relevant third-party vendors.

To date, no attempted cyber-attack or other attempted intrusion on our information technology networks has resulted in a material adverse impact on our consolidated operations or financial results, or in any penalties or settlements. In the event an attack or other intrusion were to be successful, we have a response team of internal and external resources engaged and prepared to respond. We also maintain cyber liability insurance to help mitigate potential liabilities resulting from cyber issues. However, there can be no assurance that our cyber risk insurance coverage will be sufficient in the event of a cyber-attack.

ITEM 2. PROPERTIES.

PROPERTIES OWNED AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2023 ($ in thousands)
	Real Estate Investments			SHOP	Gross	Net Operating
Location	SHO	SNF	HOSP	ILF	Investment[1]	Income
South Carolina	4	4	—	2	$337,957	$30,940
Texas	—	21	—	—	298,599	28,187
Florida	2	10	—	—	213,658	24,234
Tennessee	3	16	—	—	50,792	17,681
Washington	3	—	—	1	202,045	13,591
Connecticut	3	—	—	—	139,418	13,156
North Carolina	6	—	—	—	138,138	11,156
Arkansas	—	—	—	2	50,973	1,190
Oklahoma	1	—	1	1	97,257	8,491
Wisconsin	2	1	—	—	49,905	5,248
Georgia	2	—	—	2	97,761	6,192
Oregon	3	3	—	—	95,259	8,905
Indiana	9	—	—	—	93,063	7,298
Iowa	7	—	—	—	40,237	4,557
Massachusetts	1	—	—	—	52,108	3,596
California	1	—	—	5	123,267	3,852
Alabama	1	2	—	—	17,260	3,326
Missouri	1	5	—	—	27,695	2,911
Maryland	2	—	—	—	65,788	4,360
Michigan	5	—	—	—	44,138	3,635
Minnesota	5	—	—	—	31,144	2,415
Nebraska	3	—	—	—	28,682	3,160
Illinois	13	—	—	—	196,481	13,177
Kentucky	—	1	—	—	2,143	1,326
Ohio	6	—	—	1	102,786	5,198
Idaho	1	—	—	—	9,673	932
Arizona	—	1	—	—	7,131	886
New Jersey	—	—	—	1	25,672	272
Pennsylvania	2	—	—	—	29,356	1,822
Colorado	1	—	—	—	7,600	646
Louisiana	4	—	—	—	15,000	2,267
Virginia	5	1	—	—	68,685	4,916
Nevada	1	—	—	—	18,137	1,434
	97	65	1	15	2,777,808	240,957
Corporate office					2,550	—
Non-geographic					—	55
Net operating income from properties sold and held for sale					—	5,924
					$2,780,358	$246,936
1 Excludes assets held for sale.

PROPERTIES ASSOCIATED WITH MORTGAGE LOAN INVESTMENTS AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2023 ($ in thousands)
			Net	Interest
Location	SHO	SNF	Investment	Income
Florida	3	—	$11,550	$666
Indiana	2	—	8,518	618
Michigan	1	—	14,700	1,341
South Carolina	1	—	32,700	2,371
Texas	—	5	42,380	3,209
Virginia	—	2	2,587	467
Wisconsin	2	—	49,999	4,016
	9	7	162,434	12,688
Other non-mortgage			82,837	9,111
			$245,271	$21,799

10-YEAR LEASE EXPIRATIONS

The following table provides additional information on our leases which are scheduled to expire based on the maturity contained in the most recent lease agreement or extension.

			Annualized	Percentage of
	Number	Number	Gross Rent**	Annualized
Year	of Properties	of Units/Beds	($ in thousands)	Gross Rent
2025	3	296	$2,370	1.1%
2026	35	4,897	37,937	17.1%
2027	3	619	13,949	6.3%
2028	12	591	11,106	5.0%
2029	29	4,451	73,457	33.1%
2030	4	183	1,615	0.7%
2031	3	274	4,934	2.2%
2032	2	213	3,210	1.4%
Thereafter	72	6,002	73,182	33.1%
				100.0%
**Annualized Gross Rent refers to the amount of lease revenue that our portfolio would have generated in 2023 if all leases were in effect for the twelve-month calendar year, regardless of the commencement date, maturity date, or renewals.
The above table does not reflect purchase options. See Note 3 to the consolidated financial statements for discussion of purchase options.

ITEM 3. LEGAL PROCEEDINGS

Healthcare facilities in our portfolio are subject to claims and suits in the ordinary course of business. Our managers, tenants and borrowers have indemnified, and are obligated to continue to indemnify us, against all liabilities arising from the operation of the facilities, and are further obligated to indemnify us against environmental or title problems affecting the real estate underlying such facilities. Such claims may include, among other things, professional liability and general liability claims, as well as regulatory proceedings related to our SHOP segment. While there may be lawsuits pending against us and certain of the managers, owners and/or tenants of the facilities, management believes that the ultimate resolution of all such pending proceedings will have no direct material adverse effect on our financial condition, results of operations or cash flows. See Note 9 to the consolidated financial statements for further discussion of the Company’s legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s charter contains certain provisions which are designed to ensure that the Company’s status as a REIT is protected for federal income tax purposes. One of the provisions ensures that any transfer of shares which would cause NHI to be beneficially owned by fewer than 100 persons or would cause NHI to be “closely-held” under the Internal Revenue Code would be void which, subject to certain exceptions, result in no stockholder being allowed to own, either directly or indirectly pursuant to certain tax attribution rules, more than 9.9% of the Company’s common stock with the exception of prior agreements in 1991 which were confirmed in writing in 2008 with the Company’s founders Dr. Carl E. Adams and Jennie Mae Adams and their lineal descendants. Based on these agreements, the ownership limit for all other stockholders is approximately 7.5%. If a stockholder’s stock ownership exceeds the limit, then such shares over the limit become “Excess Shares” within the meaning in the Company’s charter and lose rights to vote and receive dividends in certain situations. Our charter gives our Board of Directors broad powers to prohibit and rescind any attempted transfer in violation of the ownership limits. In addition, W. Andrew Adams’ Excess Holder Agreement also provides that he will not own shares of stock in any tenant of the Company if such ownership would cause the Company to constructively own more than a 9.9% interest in such tenant. The purpose of these provisions is to protect the Company’s status as a REIT for tax purposes.

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

Our common stock is traded on the New York Stock Exchange under the symbol “NHI.” As of February 15, 2024, there were approximately 644 holders of record of shares and 53,236 beneficial owners of shares.

The following graph demonstrates the performance of the cumulative total return to the stockholders of our common stock during the previous five years in comparison to the cumulative total return on the MSCI US REIT Index and the Standard & Poor’s 500 Stock Index. The MSCI US REIT Index is a free float-adjusted market capitalization weighted index that is comprised of equity REIT securities. The MSCI US REIT Index includes securities with exposure to core real estate (e.g. residential and retail properties) as well as securities with exposure to other types of real estate (e.g. casinos and theaters).

	2018	2019	2020	2021	2022	2023
NHI	$100.00	$113.55	$103.30	$91.29	$88.28	$100.99
MSCI	$100.00	$125.84	$116.31	$166.39	$125.61	$123.16
S&P 500	$100.00	$131.49	$155.68	$200.37	$164.08	$185.52

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

Issuer Purchases of Equity Securities

None.

ITEM 6. RESERVED.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is based primarily on the consolidated financial statements of National Health Investors, Inc. for the periods presented and should be read together with the notes thereto contained in this Annual Report on Form 10-K. Other important factors are identified in “Item 1. Business” and “Item 1A. Risk Factors” above. This section of this Annual Report on Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Executive Overview

National Health Investors, Inc., established in 1991 as a Maryland corporation, is a self-managed REIT specializing in sale-leaseback, joint venture, and mortgage and mezzanine financing of need-driven and discretionary senior housing and medical facility investments. We operate through two reportable segments: Real Estate Investments and SHOP. Our Real Estate Investments segment consists of real estate investments and leases, mortgages and other notes receivables in ILFs, ALFs, EFCs, SLCs, SNFs and a HOSP. We fund our real estate investments primarily through: (1) operating cash flow, (2) debt offerings, including bank lines of credit and term debt, both unsecured and secured, and (3) the sale of equity securities. Our SHOP segment is comprised of two ventures that own the operations of 15 ILFs that provide residential living and other services for residents located throughout the United States that are operated on behalf of the Company by independent managers pursuant to the terms of separate management agreements that commenced April 1, 2022. The third-party managers, or related parties of the managers, own equity interests in the respective ventures.

Real Estate Investments

As of December 31, 2023, we had investments in real estate and mortgage and other notes receivable involving 179 facilities located in 31 states. These investments involve 106 senior housing properties, 72 SNFs and one HOSP, excluding one property classified as assets held for sale. These investments consisted of properties with an aggregate original cost of approximately $2.4 billion, rented under primarily triple-net leases to 25 tenants, and with $260.7 million in aggregate carrying value of mortgage and other notes receivable, excluding an allowance for expected credit losses of $15.5 million, due from 14 borrowers.

We classify all of the properties in our Real Estate Investments portfolio as either senior housing or medical facilities. Because our leases represent different underlying revenue sources and result in differing risk profiles, we further classify our senior housing properties as either need-driven (ALFs and SLCs) or discretionary (ILFs and EFCs).

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

Senior Housing Operating Portfolio

Effective April 1, 2022, we transitioned the operations of 15 ILFs previously leased pursuant to a triple-net lease into two new ventures comprising our SHOP activities. These new ventures, consolidated by the Company, are structured to comply with REIT requirements and utilize the TRS for activities that would otherwise be non-qualifying for REIT purposes. The properties in each venture are operated by a property manager in exchange for a management fee, and as such, we are not directly exposed to the credit risk of the managers in the same manner or to the same extent as we are to our triple-net tenants. However, we rely on the managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our communities efficiently and effectively. We also rely on the managers to set appropriate resident fees and otherwise operate our communities in compliance with the terms of our management agreements and all applicable laws and regulations. As of December 31, 2023, our SHOP segment consisted of 15 ILFs located in eight states with a combined 1,733 units.

The following tables summarize our portfolio, excluding $2.6 million for our corporate office, $5.0 million in assets held for sale and a credit loss reserve of $15.5 million, as of and for the year ended December 31, 2023 ($ in thousands):

Real Estate Investments and SHOP
	Properties	Beds/Units	NOI[1]	% Total	Investment
Real Estate Properties
Senior Housing - Need-Driven
Assisted Living	71	3,882	$60,606	22.6%	$762,252
Senior Living Campus	8	995	15,754	5.9%	214,694
Total Senior Housing - Need-Driven	79	4,877	76,360	28.5%	976,946
Senior Housing - Discretionary
Independent Living	7	903	8,186	3.1%	108,486
Entrance-Fee Communities	11	2,927	60,421	22.5%	746,485
Total Senior Housing - Discretionary	18	3,830	68,607	25.6%	854,971
Total Senior Housing	97	8,707	144,967	54.1%	1,831,917
Medical Facilities
Skilled Nursing Facilities	65	8,614	82,734	30.8%	557,996
Hospital	1	64	4,089	1.5%	40,500
Total Medical Facilities	66	8,678	86,823	32.3%	598,496
Disposals and Held for Sale			5,924	2.2%
Total Real Estate Properties	163	17,385	237,714	88.6%	2,430,413

Mortgage and Other Notes Receivable
Senior Housing - Need-Driven	8	532	6,642	2.4%	84,767
Senior Housing - Discretionary	1	249	2,371	0.9%	32,700
Skilled Nursing Facilities	7	731	3,452	1.3%	44,967
Other Notes Receivable	—	—	8,758	3.3%	98,313
Current Year Note Payoffs			225	0.1%
Total Mortgage and Other Notes Receivable	16	1,512	21,448	8.0%	260,747

SHOP
Independent Living	15	1,733	9,222	3.4%	347,394

Total	194	20,630	$268,384	100.0%	$3,038,554

[1]Excludes Non-segment/Corporate NOI

Portfolio Summary	Properties	NOI	% Portfolio	Investment
Real Estate Properties	163	$237,714	88.6%	$2,430,413
Mortgage and Other Notes Receivable	16	21,448	8.0%	260,747
SHOP	15	9,222	3.4%	347,394
Total Portfolio	194	$268,384	100.0%	$3,038,554

Portfolio by Operator Type
Public	55	$64,259	23.9%	$411,740
National Chain (Privately Owned)	3	11,096	4.1%	172,385
Regional	116	175,699	65.5%	2,073,366
Small	5	1,959	0.8%	33,669
Disposals and Held for Sale		5,924	2.2%	—
Current Year Note Payoffs		225	0.1%	—
Total Real Estate Investments Portfolio	179	259,162	96.6%	2,691,160
SHOP	15	9,222	3.4%	347,394
Total Portfolio	194	$268,384	100.0%	$3,038,554

For the year ended December 31, 2023, operators of facilities in our Real Estate Investments portfolio who provided 3% or more and collectively 61% of our total revenues were (parent company, in alphabetical order): Bickford, Discovery; Encore Senior Living; Health Services Management; LCS; NHC; Senior Living; and The Ensign Group.

As of December 31, 2023, our average effective annualized NOI for the lease properties in our Real Estate Investments segment was $9,473 per bed for SNFs, $14,840 per unit for SLCs, $15,747 per unit for ALFs, $8,566 per unit for ILFs, $20,553 per unit for EFCs, and $63,899 per bed for the HOSP. As of December 31, 2023, our average effective annualized NOI for the SHOP segment was $6,665 per unit.

COVID-19 Pandemic

During 2022 and 2021, we granted various rent concessions to tenants whose operations were adversely affected by the COVID-19 pandemic. When applicable, we elected not to apply the modification guidance under Accounting Standards Codification (“ASC”) Topic 842, Leases and accounted for the related concessions as variable lease payments until those leases were subsequently modified under ASC Topic 842. Rent deferrals accounted for as variable lease payments, reducing rental income, granted for the years ended December 31, 2022 and 2021 totaled approximately $9.3 million and $26.4 million, respectively. Of these totals, Bickford accounted for $4.0 million and $18.3 million for the years ended December 31, 2022 and 2021, respectively. There were no pandemic-related rent concessions granted during the year ended December 31, 2023.

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

Our significant accounting policies are discussed in Note 2 to our consolidated financial statements in this Annual Report on Form 10-K. We believe the accounting estimates listed below are the most critical to fully understanding and evaluating our financial results, and require our most difficult, subjective or complex judgments.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and subsidiaries in which we have a controlling interest. We also consolidate certain entities, known as variable interest entities (“VIEs”), when control of such entities can be achieved through means other than voting rights if the Company is deemed to be the primary beneficiary of such entities. We make judgments about which entities are VIEs based on an assessment of whether (i) the total equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support, (ii) as a group, the holders of the equity investment at risk do not have a controlling financial interest, or (iii) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. Additionally, we make judgments with respect to our level of influence or control of an entity and whether we are the primary beneficiary of a VIE. These considerations include, but are not limited to, our power to direct the activities that most significantly impact the entity's economic performance, the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity, and our ability and the rights of other investors to participate in policy making decisions, replace the manager and/or liquidate the entity. Our ability to correctly determine the primary beneficiary of a VIE at inception of our involvement impacts the presentation of these entities in our consolidated financial statements.

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

Impairments of Real Estate Properties

We evaluate the recoverability of the carrying values of our properties on a property-by-property basis. We review each property for recoverability when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions, reclassification of real estate property as held for sale, or significant deterioration of the underlying cash flows of the property, indicate that the carrying amount of the property may not be recoverable. The need to recognize an impairment charge is based on estimated undiscounted future cash flows from a property compared to the carrying value of that property. Accordingly, management’s evaluation requires judgment to determine the existence of indicators of impairment and estimates of undiscounted cash flows. If recognition of an impairment charge is necessary, it is measured as the amount by which the carrying amount of the property exceeds the fair value of the property. Refer to Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K for more details.

There were no material changes in the accounting methodology we use to assess impairment charges during the year ended December 31, 2023. During the year ended December 31, 2023, we recorded impairment charges of approximately $1.6 million related to four properties all within the Real Estate Investments segment.

Lease Classification

Lease accounting standards require that, for purposes of lease classification, we assess whether the lease, by its terms, transfers substantially all of the fair value of the asset under lease. This consideration will drive accounting for the alternative classifications among operating, sales-type, or direct financing types of leases. For classification purposes, we distinguish cash flows that follow under terms of the lease from those that will derive, subsequent to the lease, from the ultimate disposition or re-deployment of the asset. From this segregation of the sources of cash flow, we are able to establish whether the lease is, in essence, a sale or financing based on it having transferred substantially all of the fair value of the leased asset. Accordingly, management’s projected residual values represent significant assumptions in our accounting for leases.

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

The determination of fair value and whether a shortfall in operating revenues or the existence of operating losses is indicative of a loss in value involves significant judgment. Our estimates consider all available evidence including, as appropriate, the present value of the expected future cash flows discounted at market rates, general economic conditions and trends, the duration of the fair value deficiency, and any other relevant factors. When an economic downturn whose duration is expected to span a year or more is encountered, such as the COVID-19 pandemic, we consider projections about an expected economic recovery before we conclude that evidence of impairment exists. While we believe that the net carrying amounts of our notes receivable and other investments are realizable, it is possible that future events could require us to make significant adjustments or revisions to these estimates. During the third quarter of 2023, we designated as non-performing a mortgage note receivable of $2.1 million due from Bickford. For the year ended December 31, 2023, we recognized credit loss charges of $(0.3) million of which $0.7 million related to this mortgage upon its designation as non-performing.

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

2023 Activity

The following summarizes significant activity that occurred for the year ended December 31, 2023:

•Completed new real estate investments of $54.8 million, for which the consideration included the conversion of a $14.2 million construction loan.

•Repaid $175.0 million of private placement notes.

•Amended a mezzanine loan receivable with Capital Funding Group, Inc. to increase the loan balance from $8.1 million to $25.0 million, increase the interest rate to 10% and extend the maturity to December 31, 2028.

•Disposed of 12 facilities from our Real Estate Investments segment for aggregate net proceeds of $59.1 million, including seller financing of $2.2 million in total, net of discounts, on four of the transactions, with an aggregate net real estate investment of $45.1 million.

•The SHOP segment NOI was $9.2 million.

During the year ended December 31, 2023, we completed the following real estate acquisitions within our Real Estate Investments segment ($ in thousands):

	Date	Properties	Asset Class	Amount
Silverado Senior Living	Q1 2023	2	ALF	$37,493
Bickford	Q1 2023	1	ALF	17,288

				$54,781

In February 2023, we acquired two memory care communities operated by Silverado Senior Living for approximately $37.5 million. The newly developed properties opened in 2022 and include a 60-unit community in Summerlin, Nevada and a 60-unit community in Frederick, Maryland. They are leased pursuant to 20-year leases with a first-year lease rate of 7.5% and annual escalators of 2.0%.

In February 2023, we also acquired a 64-unit assisted living and memory care community in Chesapeake, Virginia from Bickford. The acquisition price was $17.3 million, including the satisfaction of an outstanding construction note receivable of $14.2 million including interest, cash consideration of $0.5 million and approximately $0.1 million in closing costs. The acquisition price also included a reduction of $2.5 million in Bickford’s outstanding pandemic-related rent deferrals that has been recognized in “Rental income.” We added the community to an existing master lease with Bickford at an initial lease rate of 8.0%.

Capital Funding Group, Inc. Loan Extension

In September 2023, we amended a mezzanine loan with Capital Funding Group, Inc. Pursuant to the terms of the amended agreement, the loan increased from its balance at June 30, 2023 of $8.1 million to $25.0 million. The interest rate on the loan was increased to 10% and the maturity was extended to December 31, 2028.

Asset Dispositions

During the year ended December 31, 2023, we completed the following real estate property dispositions within our Real Estate Investments segment ($ in thousands):

Operator	Date	Properties	Asset Class	Net Proceeds	Net Real Estate Investment	Gain	Impairment[2]
BAKA Enterprises, LLC[1,3]	Q1 2023	1	ALF	$7,478	$7,505	$—	$27
Bickford[1]	Q1 2023	1	ALF	2,553	1,421	1,132	—
Chancellor Health Care[1,3]	Q2 2023	1	ALF	2,355	1,977	378	—
Milestone Retirement[1,3,4]	Q2 2023	2	ALF	3,803	3,934	—	131
Chancellor Health Care[1,3]	Q2 2023	1	ALF	7,633	6,140	1,493	—
Milestone Retirement[1,3,4]	Q2 2023	1	ALF	1,602	1,452	150	—
Chancellor Health Care	Q2 2023	1	ALF	23,724	14,476	9,248	—
Chancellor Health Care[1,3]	Q3 2023	1	ALF	2,923	2,292	631	—
Senior Living Management[1,4]	Q4 2023	2	ALF	5,522	4,770	752	—
Senior Living Management[1,3]	Q4 2023	1	ALF	1,515	1,100	415	—
				$59,108	$45,067	$14,199	$158

1 Assets were previously classified as “Assets held for sale” in the Consolidated Balance Sheet at December 31, 2022.
2 Impairments are included in “Loan and realty losses, net” in the Consolidated Statement of Income for the year ended December 31, 2023.
3 Total aggregate impairment charges previously recognized on these properties were $0.3 million and $17.4 million for the years ended December 31, 2023 and 2022, respectively.
4 The Company provided aggregate financing of approximately $2.2 million, net of discounts, on these transactions in the form of notes receivable, which is included in net proceeds.

Total rental income related to the disposed properties was $3.3 million, $0.7 million and $6.1 million for years ended December 31, 2023, 2022 and 2021, respectively.

Assets Held for Sale and Long-Lived Assets

At December 31, 2023, one property in our Real Estate Investments segment, with a net real estate balance of $5.0 million, was classified as assets held for sale on our Consolidated Balance Sheet. Rental income associated with the asset held for sale was $1.7 million, $0.9 million, and $1.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

During the year ended December 31, 2023, we recorded aggregate impairments of approximately $1.6 million on four properties in our Real Estate Investments segment, of which $0.5 million related to three properties either sold or classified as assets held for sale. During the year ended December 31, 2022, we recorded impairments of approximately $51.6 million on 19 properties which were sold or classified as held for sale related to our Real Estate Investments segment. Impairment charges are included in “Loan and realty losses, net” in the Consolidated Statements of Income.

Tenant Purchase Options

Certain of our leases contain purchase options allowing tenants to acquire the leased properties. A summary of these tenant options is presented below ($ in thousands):

Asset	Number of	Lease	1st Option	Option	Contractual Rent For Year Ended
Type	Properties	Expiration	Open Year	Basis[1]	December 31, 2023
SHO	2	May 2035	2027	i	$6,092
SNF	1	September 2028	2028	ii	$511
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

Other

Our leases for real estate are typically structured as “triple-net leases” on single-tenant properties having an initial leasehold term of 10 to 15 years with one or more five-year renewal options. As such, there may be reporting periods in which we experience few, if any, lease renewals or expirations. During the year ended December 31, 2023, we did not have any significant renewing or expiring leases. Most of our existing leases contain annual escalators in rent payments. For financial statement purposes, rental income is recognized on a straight-line basis over the term of the lease.

Discovery Senior Living - Effective November 1, 2023, we amended our master lease for the consolidated real estate partnership with Discovery Senior Housing Investor XXIV, LLC, a related party of Discovery that leases six senior housing properties to a related party of Discovery. Significant terms of this amendment are as follows:

•Deferred the contractual rate increase from November 1, 2023 to May 1, 2025;
•Lowered the contractual rent increase to a minimum of a 5% yield on gross investment from a 6.5% yield on gross investment;
•Required outstanding deferred rents be repaid at a minimum amount plus an additional repayment based on monthly revenues in excess of a minimum threshold; and
•Extended the maturity date by six months to November 30, 2029.

Rental income associated with this master lease was $8.6 million, $7.4 million and $7.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

In addition, the Company modified its two other single-property triple-net leases with Discovery to abate rent temporarily throughout 2024 by approximately $1.1 million and extended the maturity dates by six months. Rental income associated with these leases was $3.7 million for both years ended December 31, 2023 and 2022, and $3.8 million for the year ended December 31, 2021.

Tenant Concentration

As discussed in Note 3 to the consolidated financial statements included in this Annual Report on Form 10-K, we have three tenants (including their affiliated entities, which are the legal tenants) from whom we individually derive at least 10% of our total revenues.

Cash Basis Operators

We had three operators on the cash basis of accounting for their leases as of December 31, 2023. In addition to Bickford as discussed previously, we placed two operators on cash basis of accounting for their leases during 2022. During 2021, the Welltower-controlled tenant of our Holiday portfolio was the only tenant on the cash basis prior to the completion of the portfolio transition. Rental income associated with these tenants totaled $48.3 million, $21.4 million and $68.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Included in rental income are amounts received from prior rent deferrals granted to cash basis tenants totaling $2.8 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, aggregate rent deferrals subject to future collection from these cash basis tenants totaled approximately $22.8 million, of which approximately $18.0 million related to Bickford. See Note 3 to our consolidated financial statements for further discussion.

Occupancy

The following table summarizes the average portfolio occupancy for Senior Living, Bickford and SHOP for the periods indicated, excluding development properties in operation less than 24 months, notes receivable, and properties transitioned to new tenants or disposed of.

	Properties	4Q22	1Q23	2Q23	3Q23	4Q23	December 2023	January 2024
Senior Living Same-Store	9	83.5%	83.5%	82.2%	81.9%	83.0%	83.1%	83.3%
Senior Living	10	83.2%	82.7%	81.4%	81.0%	82.4%	82.7%	82.8%
Bickford Same-Store[1]	38	83.6%	81.3%	81.6%	83.8%	84.8%	84.6%	85.3%
Bickford[2]	39	83.9%	81.6%	82.0%	84.2%	85.2%	85.0%	85.7%
SHOP	15	75.8%	75.2%	75.5%	79.0%	83.2%	84.4%	84.7%

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

The results of our coverage ratio analysis are presented below on a trailing twelve-month basis, as of September 30, 2023 and 2022 (the most recent periods available).

NHI Real Estate Investments Portfolio[1]

Property Type	SHO	SNF	MEDICAL NON-SNF	TOTAL
Properties	89	68	1	158
3Q22	1.20x	2.41x	2.51x	1.66x
3Q22 Occupancy	84.6%	77.1%	75.3%	80.7%
3Q23	1.36x	2.72x	3.05x	1.91x
3Q23 Occupancy	84.3%	80.7%	77.9%	82.4%

Property Class	Need Driven	Need Driven excl. Bickford	Discretionary	Discretionary excl. SLC	Medical	Medical excl. NHC
Properties	75	37	14	5	69	34
3Q22	1.06x	1.03x	1.36x	1.69x	2.42x	2.03x
3Q22 Occupancy	85.4%	86.2%	83.5%	85.6%	77.1%	69.6%
3Q23	1.31x	1.13x	1.41x	1.38x	2.74x	2.11x
3Q23 Occupancy	85.0%	86.8%	83.3%	84.1%	80.6%	72.9%

Major Tenants	NHC[2]	SLC[3]	Bickford[3]
Properties	35	10	38
3Q22	2.98x	1.22x	1.10x
3Q22 Occupancy	83.2%	82.2%	84.2%
3Q23	3.54x	1.39x	1.52x
3Q23 Occupancy	87.1%	82.1%	82.6%

1All tables based on trailing 12 months; excludes transitioned properties under cash-flow based leases, loans, mortgages; excludes development and lease up properties in operation less than 24 months; includes proforma cash rent for stabilized acquisitions in the portfolio less than 24 months.
2 NHC Fixed Charge Coverage Ratio and displayed occupancies are on corporate-level. The occupancies are for the SNF portfolio only as can be seen in NHC’s public filings.
3 There are no longer any significant paycheck protection program funds included in the coverages above. SLC operates nine discretionary CCRC properties and one need driven assisted living community.

Coverage ratios may include amounts provided by state and federal government programs to support businesses, including healthcare providers, that have been impacted by the COVID-19 pandemic. These funds were largely distributed in 2020 and 2021 and as such do not substantially impact the reported coverage ratios.

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

Other Portfolio Activity

Real Estate and Mortgage Write-downs

In addition to inflation risk and increased interest rates, our borrowers and tenants experience periods of significant financial pressures and difficulties similar to those encountered by other healthcare providers.

We have established a reserve for estimated credit losses of $15.5 million and a liability of $0.3 million for estimated credit losses on unfunded loan commitments as of December 31, 2023. The provision for expected credit losses, reflected in “Loan and realty losses, net” on the Consolidated Statements of Income, totaled $(0.3) million, $10.4 million and $0.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. We evaluate the reserves for estimated credit losses on a quarterly basis and make adjustments based on current circumstances as considered necessary.

Our consolidated financial statements for the year ended December 31, 2023 reflect impairment charges of our long-lived assets of approximately $1.6 million. We reduced the carrying value of any impaired properties to estimated fair values, or with respect to the properties classified as held for sale, to estimated fair value less estimated transactions costs. We have no significant intangible assets currently recorded on our Consolidated Balance Sheet as of December 31, 2023, that would require assessment for impairment.

We believe that the carrying amounts of our real estate properties are recoverable and that mortgage and other notes receivable, net of reserves, are realizable and supported by the value of the underlying collateral. However, it is possible that future events could require us to make additional significant adjustments to these carrying amounts. Refer to Notes 3 and 4 to the consolidated financial statements included in this Annual Report on Form 10-K for more information.

Results of Operations

The significant items affecting revenues and expenses are described below ($ in thousands):

	Years Ended
	December 31,		Period Change
	2023	2022	$	%
Revenues:
Rental income
ALFs leased to Silverado Senior Living	$2,445	$—	$2,445	NM
EFCs leased to Senior Living	48,836	47,209	1,627	3.4%
ALFs leased to NHC	38,567	34,990	3,577	10.2%
ALFs leased to Chancellor Health Care	4,755	2,471	2,284	92.4%
SHOs leased to Discovery	9,487	6,683	2,804	42.0%
SHOs leased to Holiday Retirement	—	15,588	(15,588)	(100.0)%
ALFs leased to Bickford	34,821	26,757	8,064	30.1%
Other new and existing leases	88,439	84,680	3,759	4.4%
Disposals and assets held for sale	5,924	13,770	(7,846)	(57.0)%
	233,274	232,148	1,126	0.5%
Straight-line rent adjustments, new and existing leases	6,961	(16,681)	23,642	NM
Amortization of lease incentives	(2,521)	(7,555)	5,034	(66.6)%
Escrow funds received from tenants for property operating expenses	11,513	9,788	1,725	17.6%
Total Rental Income	249,227	217,700	31,527	14.5%
Resident fees and services	48,809	35,796	13,013	36.4%
Interest income from mortgage and other notes
Encore Senior Living construction loans	4,016	2,579	1,437	55.7%
Capital Funding Group	3,209	384	2,825	NM
Mortgage loan payoffs	225	7,776	(7,551)	(97.1)%
Other existing mortgages and notes	13,998	13,644	354	2.6%
Total Interest Income from Mortgage and Other Notes	21,448	24,383	(2,935)	(12.0)%
Other income	351	315	36	11.4%
Total Revenue	319,835	278,194	41,641	15.0%
Expenses:
Depreciation
SHOs leased to Holiday Retirement	—	2,326	(2,326)	(100.0)%
SHOP depreciation	9,158	6,408	2,750	42.9%
Disposals and assets held for sale	268	2,629	(2,361)	(89.8)%
Other new and existing assets	60,547	59,517	1,030	1.7%
Total Depreciation	69,973	70,880	(907)	(1.3)%
Interest	58,160	44,917	13,243	29.5%
Senior housing operating expenses	39,587	28,193	11,394	40.4%
Legal	507	2,555	(2,048)	(80.2)%
Share-based compensation	4,605	8,613	(4,008)	(46.5)%
Taxes and insurance on leased properties	11,513	9,788	1,725	17.6%
Loan and realty losses, net	1,376	61,911	(60,535)	(97.8)%
Other expenses	15,158	14,999	159	1.1%
	200,879	241,856	(40,977)	(16.9)%
Gain (loss) on operations transfer, net	20	(710)	730	NM
Gain on note receivable payoff	—	1,113	(1,113)	(100.0)%
Loss on early retirement of debt	(73)	(151)	78	(51.7)%
Gains from equity method investment	555	569	(14)	(2.5)%

Gains on sales of real estate, net	14,721	28,342	(13,621)	(48.1)%
Other income	202	—	202	NM
Net income	134,381	65,501	68,880	NM
Less: net loss attributable to noncontrolling interests	1,273	902	371	41.1%
Net income attributable to stockholders	135,654	66,403	69,251	NM
Less: net income attributable to unvested restricted stock awards	(57)	—	(57)	NM
Net income attributable to common stockholders	$135,597	$66,403	$69,194	NM

NM - not meaningful

Financial highlights for the year ended December 31, 2023, compared to 2022, were as follows:

•Rental income recognized from our tenants increased $31.5 million, or 14.5%, primarily as a result of a decrease in pandemic-related rent concessions granted of approximately $10.7 million and new investments funded since December 2022. Included in rental income for the year ended December 31, 2022 are write offs in the second quarter of 2022 of $18.1 million of straight-line rents receivable and $7.1 million of lease incentives related to placing Bickford on the cash basis of revenue recognition, partially offset by the recognition of the Holiday lease deposit and escrow of $15.6 million.

•Resident fees and services and senior housing operating expenses include revenues and expenses from our SHOP activities which commenced on April 1, 2022. Revenues less expenses from our SHOP segment increased $1.6 million, or 21%. See Note 5 to the consolidated financial statements.

•Funds received for reimbursement of property operating expenses totaled $11.5 million for the year ended December 31, 2023, and are reflected as a component of rental income. These property operating expenses are recognized in operating expenses in the line item “Taxes and insurance on leased properties.” The increase in the reimbursement income and corresponding property expenses is the result of additional amounts received from tenants and expenses paid on their behalf in the current year.

•Interest income from mortgage and other notes decreased $2.9 million, or 12.0%, primarily related to net paydowns of loans offset by new and existing loan fundings.

•Depreciation expense decreased $0.9 million, or 1.3%, primarily as a result of dispositions of approximately $143.0 million since December 2022.

•Interest expense increased $13.2 million, or 29.5%, primarily as the result of increased interest rates and borrowings on the unsecured revolving credit facility, offset by partial repayments on term loans.

•Legal expenses decreased $2.0 million primarily related to the Welltower, Inc. litigation and transition activities for the legacy Holiday portfolio occurring in 2022.

•Non-cash share-based compensation expense decreased $4.0 million, or 46.5%, due primarily to the reduced number of stock options granted in 2023 compared to the prior year’s grants.

•Loan and realty losses, net decreased $60.5 million, or 97.8%. Impairment charges of $1.6 million were recognized in the year ended December 31, 2023 on four properties in the real estate investment segment compared to impairment charges on 19 real estate properties of $51.6 million in the year ended December 31, 2022. Credit loss expense decreased $10.7 million compared to 2022. Credit loss expense totaling $10.4 million was recognized in 2022 for a mortgage note receivable of $10.0 million and a mezzanine loan of $14.5 million with affiliates of one operator/borrower designated as non-performing.

•Gain on note receivable payoff of $1.1 million reflects the prepayment fee from the early repayment of an $111.3 million mortgage note receivable in the second quarter of 2022.

•Gains on sales of real estate, net decreased $13.6 million, for the year ended December 31, 2023, compared to the prior year. For the year ended December 31, 2023, we recorded $14.7 million in gains primarily from dispositions of real estate assets as described under “Asset Dispositions” in Note 3 to the consolidated financial statements included in this Annual Report on Form 10-K. For the year ended December 31, 2022, we sold 22 properties generating gains on sales of real estate totaling $28.3 million.

Liquidity and Capital Resources

At December 31, 2023, we had $455.0 million available to draw on our unsecured revolving credit facility, $22.3 million in unrestricted cash and cash equivalents, and the potential to access $500.0 million through the issuance of common stock under the Company’s ATM equity program. In addition, the Company maintains an effective automatic shelf registration statement through which capital could be raised via the issuance of debt and or equity securities.

Sources and Uses of Funds

Our primary sources of cash include rent payments, receipts from residents, principal and interest payments on mortgage and other notes receivable, proceeds from the sales of real property, net proceeds from offerings of equity securities and borrowings from our loans and unsecured revolving credit facility. Our primary uses of cash include debt service payments (both principal and interest), new investments in real estate and notes receivable, dividend distributions to our stockholders, operating expenses for SHOP and general corporate overhead.

These sources and uses of cash are reflected in our Consolidated Statements of Cash Flows as summarized below ($ in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change
	12/31/2023	12/31/2022	$	%	12/31/2021	$	%
Cash and cash equivalents and restricted cash, January 1	$21,516	$39,485	$(17,969)	(45.5)%	$46,343	$(6,858)	(14.8)%
Net cash provided by operating activities	184,450	185,340	(890)	(0.5)%	210,859	(25,519)	(12.1)%
Net cash (used in) provided by investing activities	(11,630)	197,945	(209,575)	(105.9)%	185,277	12,668	6.8%
Net cash used in financing activities	(169,719)	(401,254)	231,535	(57.7)%	(402,994)	1,740	(0.4)%
Cash and cash equivalents and restricted cash, December 31	$24,617	$21,516	$3,101	14.4%	$39,485	$(17,969)	(45.5)%

Operating Activities – Net cash provided by operating activities for the year ended December 31, 2023, which includes new investments completed, the SHOP ventures, lease payment collections arising from escalators on existing leases and interest payments on new real estate and note investments completed, decreased $0.9 million from the year ended December 31, 2022. Cash provided by operating activities was negatively impacted by the disposition of 34 properties since January 1, 2022, and the funding of a $10.0 million lease incentive to Timber Ridge OpCo and benefited by the reduction in pandemic-related rent concessions granted of approximately $10.7 million.

Investing Activities – Net cash used in investing activities for the year ended December 31, 2023 was comprised primarily of the proceeds from the sales of real estate of approximately $57.0 million and the collection of principal on mortgage and other notes receivable of $13.5 million, offset by $85.2 million of investments in mortgage and other notes receivable and renovations and acquisitions of real estate and equipment.

Financing Activities – Net cash used in financing activities for the year ended December 31, 2023 differs from the same period in 2022 primarily as a result of an approximately $81.0 million increase in net borrowings, a decrease of $8.8 million in proceeds from noncontrolling interests, a decrease in the repurchase of common stock of approximately $152.0 million, a decrease in debt issuance cost of $1.9 million and a decrease in dividend payments of approximately $5.5 million compared to 2022.

Debt Obligations

As of December 31, 2023, we had outstanding debt of $1.1 billion. Reference Note 8 to the consolidated financial statements for additional information about our outstanding indebtedness. Also, reference “Item 7a. Quantitative and Qualitative Disclosures About Market Risk” for more details on our indebtedness and the impact of interest rate risk.

Unsecured Bank Credit Facility - On March 31, 2022, we entered into the 2022 Credit Agreement providing us with a $700.0 million unsecured revolving credit facility, replacing our previous $550.0 million unsecured revolver. The 2022 Credit Agreement matures in March 2026, but may be extended at our option, subject to the satisfaction of certain conditions, for two additional six-month periods. Borrowings under the 2022 Credit Agreement bear interest, at our election, at one of the following (i) Term SOFR (plus a credit spread adjustment) plus a margin ranging from 0.725% to 1.40%, (ii) Daily SOFR (plus a credit spread adjustment) plus a margin ranging from 0.725% to 1.40% or (iii) the “base rate” plus a margin ranging from 0.00% to 0.40%. In each election, the actual margin is determined according to our credit ratings. The base rate means, for any day, a fluctuating rate per annum equal to the highest of (i) the agent’s prime rate, (ii) the federal funds rate on such day plus

0.50% or (iii) the adjusted Term SOFR for a one-month tenor in effect on such day plus 1.0%. We incurred $4.5 million of deferred financing costs in connection with the 2022 Credit Agreement.

Concurrently with the execution of the 2022 Credit Agreement, we amended our $300.0 million 2023 Term Loan to modify the existing covenants to align with provisions in the 2022 Credit Agreement and to accrue interest on borrowings based on SOFR (plus a credit spread adjustment) that were previously based on LIBOR, with no change to the existing applicable interest rate margins. As of December 31, 2022, we had repaid $60.0 million of the 2023 Term Loan.

In the first quarter of 2023, we repaid $20.0 million of the 2023 Term Loan. In June 2023, we entered into the two-year $200.0 million 2025 Term Loan bearing interest at a variable rate which is SOFR-based with a margin determined according to our credit ratings plus a 0.10% credit spread adjustment. The Company incurred approximately $2.7 million of deferred financing cost associated with this loan. The 2025 Term Loan proceeds were used to repay a portion of the remaining $220.0 million 2023 Term Loan balance, which was repaid in full in June 2023. Upon repayment, we expensed approximately $0.1 million of unamortized loan costs associated with this loan which are included in “Loss on early retirement of debt” in our Consolidated Statement of Income for the year ended December 31, 2023.

As of December 31, 2023, the unsecured revolving credit facility and 2025 Term Loan bore interest at a rate of one-month Term SOFR (plus a 10 bps spread adjustment) plus 105 bps and 125 bps, based on our debt ratings, or 6.49% and 6.69%, respectively. The facility fee for the unsecured revolving credit facility was 25 bps per annum.

During 2023, we repaid $175.0 million of private placement notes primarily with proceeds from the unsecured revolving credit facility. At January 31, 2024, $273.0 million was outstanding under the revolving credit facility.

The current SOFR spreads and facility fee for our revolving credit facility and 2025 Term Loan reflect our ratings compliance based on the applicable margin for SOFR loans at a debt rating of BBB-/Baa3 in the Interest Rate Schedule provided below in summary format:

Interest Rate Schedule

	SOFR Spread
Debt Ratings	Revolving Credit Facility	Revolving Credit Facility Fee	2025 Term Loan
A+/A1	0.725%	0.125%	0.75%
A/A2	0.725%	0.125%	0.80%
A-/A3	0.725%	0.125%	0.85%
BBB+/Baa1	0.775%	0.150%	0.90%
BBB/Baa2	0.850%	0.200%	1.00%
BBB-/Baa3	1.050%	0.250%	1.25%
Lower than BBB-/Baa3	1.400%	0.300%	1.65%

Beyond the applicable ratios detailed above, if our credit rating from at least two credit rating agencies is downgraded below “BBB-/Baa3” the debt under our debt agreements will be subject to defined increases in interest rates and fees.

The 2022 Credit Agreement requires that we calculate specified financial statement metrics and meet or exceed a variety of financial ratios, which are usual and customary in nature. These ratios are calculated quarterly and as of December 31, 2023, we were within required limits for each reporting period in 2023 and 2022. The calculation of our leverage ratio involves intermediate determinations of our “Consolidated Total Indebtedness” and of our “Total Asset Value,” as defined in the 2022 Credit Agreement.

Senior Notes Offering - In January 2021, we issued $400.0 million in aggregate principal amount of 3.00% senior notes that mature on February 1, 2031 and pay interest semi-annually on February 1 and August 1 of each year (the “2031 Senior Notes”). The 2031 Senior Notes were sold at an issue price of 99.196% of face value before the underwriters’ discount. Our net proceeds from the 2031 Senior Notes offering, after deducting underwriting discounts and expenses, were approximately $392.3 million and were used to repay a $100.0 million term loan and reduce borrowings outstanding under our unsecured revolving credit facility.

We remain in compliance with all debt covenants under the unsecured revolving credit facility, 2031 Senior Notes and other debt agreements.

When we take on new debt or when we modify or replace existing debt, we incur debt issuance costs. These costs are subject to amortization over the term of the new debt instrument and may result in the write-off of fees associated with debt which has been replaced or modified.

Debt Maturities - Reference Note 8, Debt to the consolidated financial statements for more information on our debt maturities.

Credit Ratings - Moody's reaffirmed its credit rating and a senior unsecured debt rating of Baa3 and “Stable” outlook on the Company on October 16, 2023. Fitch reaffirmed its public issuer credit rating of BBB- and “Stable” outlook on the Company on May 15, 2023 and S&P Global reaffirmed its BBB- rating and “Stable” outlook on the Company on November 14, 2023. Our unsecured private placement note agreements include a rate increase provision that is effective if any rating agency lowers our credit rating below investment grade and our compliance leverage increases to 50% or more. Any reduction in outlook or downgrade in our credit ratings from the rating agencies could negatively impact our costs of borrowings.

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

We calculate our fixed charge coverage ratio as approximately 4.5x for the year ended December 31, 2023 (see our discussion under the heading Adjusted EBITDA including a reconciliation to our net income). Giving effect to significant acquisitions, financings, disposals and payoffs on an annualized basis, our consolidated net debt to Adjusted EBITDA ratio is approximately 4.5x for the year ended December 31, 2023 ($ in thousands):

Consolidated Total Debt	$1,135,051
Less: cash and cash equivalents	(22,347)
Consolidated Net Debt	$1,112,704

Adjusted EBITDA	$249,603
Annualized impact of recent investments, disposals and payoffs	(1,669)
$247,934

Consolidated Net Debt to Adjusted EBITDA	4.5x

Supplemental Guarantor Financial Information

The Company’s $900.0 million bank credit facility, unsecured private placement notes due September 2024 through January 2027 with an aggregate principal amount of $225.0 million and 2031 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by each of the Company’s subsidiaries, except for certain excluded subsidiaries (“Guarantors”). The Guarantors are either owned by, controlled by or are affiliates of the Company.

The following tables present summarized financial information for the Company and the Guarantors, on a combined basis after eliminating (i) intercompany transactions and balances among the guarantor entities and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor ($ in thousands):

As of
December 31, 2023
Real estate properties, net	$1,827,086
Other assets, net	359,148
Note receivable due from non-guarantor subsidiary	81,396
Totals assets	$2,267,630

Debt	$1,059,013
Other liabilities	76,092
Total liabilities	$1,135,105

Redeemable noncontrolling interest	$9,656
Noncontrolling interest	$918

Year Ended
December 31, 2023
Revenues	$290,369
Interest revenue on note due from non-guarantor subsidiary	4,657
Expenses	182,467
Gain from equity method investee	555
Gains on sales of real estate	14,721
Gain on operations transfer	20
Loss on early retirement of debt	(73)
Other income	202
Net income	$127,984
Net income attributable to NHI and the subsidiary guarantors	$129,256

Equity

At December 31, 2023, we had 43,409,841 shares of common stock outstanding with a market value of $2.4 billion. Equity on our Consolidated Balance Sheet totaled $1.3 billion.
Dividends - Our Board of Directors approves a regular quarterly dividend which is reflective of expected taxable income on a recurring basis. Taxable income is determined in accordance with the Internal Revenue Code and differs from net income for financial statements purposes determined in accordance with U.S. generally accepted accounting principles (“GAAP”). Our Board of Directors has historically directed the Company towards maintaining a strong balance sheet. Therefore, we consider the competing interests of short and long-term debt (interest rates, maturities and other terms) versus the higher cost of new equity, and we accept some level of risk associated with leveraging our investments. We intend to continue to make new investments that meet our underwriting criteria and where the spreads over our cost of equity and debt capital on a leverage neutral basis will generate sufficient returns to our stockholders. We do not expect to utilize borrowings to satisfy the payment of dividends and project that cash flows from operations will be adequate to fund dividends at the current rate.

We intend to comply with REIT dividend requirements that we distribute at least 90% of our annual taxable income for the year ended December 31, 2023 and thereafter. Historically, the Company has distributed at least 100% of annual taxable income. Dividends declared for the fourth quarter of each fiscal year are paid by the end of the following January and are, with some exceptions, treated for tax purposes as having been paid in the fiscal year just ended as provided in Internal Revenue Service Code Section 857(b)(8).
Our dividends per share for the last three years are as follows:

2023	2022	2021
$3.60	$3.60	$3.8025

Share Repurchase Plan - Beginning in April 2022, our Board of Directors has authorized a stock repurchase plan. No common stock was repurchased under this plan during 2023. During the year ended December 31, 2022, we repurchased through open market transactions 2,468,354 shares of common stock for an average price of $61.56 per share, excluding commissions. All shares received were constructively retired upon receipt, and the excess of the purchase price over the par value per share was recorded to “Retained earnings” in the Consolidated Balance Sheet.

On February 16, 2024, our Board of Directors renewed the stock repurchase plan pursuant to which we may purchase up to $160.0 million in shares of our issued and outstanding common stock, par value $0.01 per share. The stock repurchase plan is effective for a period of one year and does not require us to repurchase any specific number of shares. It may be suspended or discontinued at any time. Shares may be repurchased from time-to-time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with the terms of Rule 10b-18 of the Securities Exchange Act of 1934 as amended (the “Exchange Act”) and shall be made in accordance with all applicable laws and regulations in effect. The timing and number of shares repurchased, if any, will depend on a variety of factors, including price, general market and economic conditions, alternative investment opportunities and other corporate considerations.

Shelf Registration Statement - We have an automatic shelf registration statement on file with the Securities and Exchange Commission that allows the Company to offer and sell to the public an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units at prices and on terms to be announced when and if such securities are offered. The details of any future offerings, along with the use of proceeds from any securities offered, will be described in a prospectus supplement or other offering materials, at the time of offering. Our shelf registration statement expires in March 2026.

At-the-Market (ATM) Equity Program - We maintain an ATM equity program which allows us to sell our common stock directly into the market and have entered into an ATM equity offering sales agreement pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $500.0 million of the Company’s common shares. No shares were issued under the ATM equity program during the years ended December 31, 2023 and 2022.

Our use of ATM proceeds is to allow us to rebalance our leverage in response to our acquisitions and keeps our options flexible for further expansion. We have historically used proceeds from the ATM equity program for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under our credit facility. We view our ATM program as an effective way to match-fund our smaller acquisitions by exercising control over the timing and size of transactions and achieving a more favorable cost of capital as compared to larger follow-on offerings.

Material Cash Requirements

We had approximately $18.8 million in cash and cash equivalents on hand and $427.0 million in availability under our unsecured revolving credit facility as of January 31, 2024. Our expected material cash requirements for the twelve months ended December 31, 2024 and thereafter consist of long-term debt maturities; interest on long-term debt; and contractually obligated expenditures. We expect to meet our short-term liquidity needs largely through cash generated from operations and borrowings under our unsecured revolving credit facility (refer to the Unsecured Bank Credit Facility discussion above) and sales from real estate investments, although we may choose to seek alternative sources of liquidity. Should we have additional liquidity needs, we believe that we could access long-term financing in the debt and equity capital markets.

The following table summarizes information as of December 31, 2023 related to our material cash requirements ($ in thousands):

	Total	Twelve Months Ended December 31, 2024	Thereafter

Debt maturities	$1,146,241	$75,425	$1,070,816
Interest payments	95,112	54,966	40,146
Construction and loan commitments	44,958	15,213	29,745
	$1,286,311	$145,604	$1,140,707

Our debt maturities in 2024 are comprised primarily of private placement notes of $75.0 million due in September 2024.

We believe our current liquidity position, supplemented by our ability to generate positive cash flows from operations in the future, and our low net leverage will be sufficient to meet all of our short-term and long-term financial commitments.

Loan and Development Commitments and Contingencies

The following tables summarize information as of December 31, 2023 related to our outstanding commitments and contingencies which are more fully described in the notes to the consolidated financial statements ($ in thousands):

	Asset Class	Type	Total	Funded	Remaining[1]
Loan Commitments:
Encore Senior Living	SHO	Construction	$50,725	$(49,846)	$879
Senior Living	SHO	Revolving Credit	20,000	(16,250)	3,750
Timber Ridge OpCo	SHO	Working Capital	5,000	—	5,000
Watermark Retirement	SHO	Working Capital	5,000	(2,976)	2,024
Montecito Medical Real Estate	MOB	Mezzanine Loan	50,000	(20,255)	29,745
			$130,725	$(89,327)	$41,398
1 As of December 31, 2023, $11,653 of the funding obligations are expected to be payable within 12 months with the remaining commitment due between three to five years.

See Note 4 to our consolidated financial statements for details of our loan commitments. As provided above, loans funded do not include the effects of discounts or commitment fees. The credit loss liability for unfunded loan commitments was $0.3 million as of December 31, 2023 and is estimated using the same methodology as our funded mortgage and other notes receivable based on the estimated amount that we expect to fund.

	Asset Class	Type	Total	Funded	Remaining[1]
Development Commitments:
Woodland Village	SHO	Renovation	$7,515	$(7,425)	$90
Navion Senior Solutions	SHO	Renovation	3,500	(2,059)	1,441
Vizion Health	SHO	Renovation	2,000	(250)	1,750
SHOP	ILF	Renovation	1,500	(1,221)	279
			$14,515	$(10,955)	$3,560
1 Expected to be payable within 12 months..

Discovery PropCo has committed to fund up to $2.0 million toward the purchase of condominium units located at one of the facilities of which $1.0 million has been funded as of December 31, 2023.

	Asset Class	Total	Funded	Remaining
Contingencies (Lease Inducements):
IntegraCare	SHO	$750	—	$750
Navion Senior Solutions	SHO	4,850	(2,700)	2,150
Discovery	SHO	4,000	—	4,000
Ignite Medical Resorts	SNF	2,000	—	2,000
		$11,600	$(2,700)	$8,900

We adjust rental income for the amortization of lease inducements paid to our tenants. Amortization of lease inducement payments against revenues was $2.5 million for the year ended December 31, 2023. Amortization of lease inducement payments against revenues was $7.6 million for the year ended December 31, 2022, which includes the write-off of $7.1 million of lease incentives related to Bickford in the second quarter of 2022 as discussed in more detail in Note 3 to the consolidated financial statements included in this Annual Report on Form 10-K. Amortization of lease inducement payments against revenues was $1.0 million for the year ended December 31, 2021.

Capital Funding Commitments

Capital expenditures related to our Real Estate Investments segment are primarily for the acquisition of new investments. The leases for our properties in the Real Estate Investments segment generally require the tenant to pay for all repairs and maintenance expenses and a minimum amount of capital expenditures each year. The tenants are also required to maintain insurance coverage at least equal to the replacement cost of a property. Therefore, we do not expect material expenditures in 2024 related to existing properties in the Real Estate Investments segment.

The capital funding commitments in our SHOP segment are principally for improvements to our facilities. We expect our SHOP ventures to incur approximately $12.0 million in capital expenditures during 2024 that we anticipate will be funded partially from the net operating income generated from the ventures and additional capital contributions from the partners. We expect to fund our commitments to the ventures for capital expenditures with our operating cash flow and other existing liquidity sources.

Natural Disasters

During the year ended December 31, 2023, our properties incurred minimal to no damage relating to natural disaster events. We or our tenants may incur unplanned costs for minor repairs and restoring operations, as well as costs to evacuate employees and residents. Our lease agreements require our tenants to maintain sufficient property and business interruption insurance, subject to certain deductibles.

Litigation

For a description of our currently outstanding litigation, see “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.

FFO & FAD

These supplemental performance measures described below may not be comparable to similarly titled measures used by other REITs. Consequently, our Funds From Operations (“FFO”), Normalized FFO and Normalized Funds Available for Distribution (“FAD”) may not provide a meaningful measure of our performance as compared to that of other REITs. Since other REITs may not use our definition of these measures, caution should be exercised when comparing our FFO, Normalized FFO and Normalized FAD to that of other REITs. These measures do not represent cash generated from operating activities in accordance with GAAP (these measures do not include changes in operating assets and liabilities) and therefore, should not be considered an alternative to net earnings as an indication of performance, or to net cash flow from operating activities as determined by GAAP as a measure of liquidity, and are not necessarily indicative of cash available to fund cash needs.

Funds From Operations - FFO

Our FFO per diluted common share for the year ended December 31, 2023 increased $0.84 or 23.7% over the same period in 2022 due primarily to the write-offs of straight-line rents receivable and unamortized lease incentives totaling approximately $36.4 million incurred during 2022, a reduction of legal fees and pandemic-related rent concessions since December 2022, partially offset by the recognition of the Holiday lease deposit and escrow of $15.7 million in prior year rental income, increased interest expense in 2023 and the repurchase of common stock in the prior year. FFO per share, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and applied by us, is calculated using the two-class method with net income allocated to common stockholders and holders of unvested restricted stock by applying the respective weighted-average shares outstanding during each period. The calculation of FFO begins with net income attributable to common stockholders (computed in accordance with GAAP), and excludes gains (or losses) from sales of real estate property, impairments of real estate, and real estate depreciation and amortization after adjusting for unconsolidated partnerships and joint ventures, if any. Diluted FFO per share assumes the exercise of stock options and other potentially dilutive securities.

Our Normalized FFO per diluted common share for the year ended December 31, 2023 increased $0.03 or 0.7% over the same period in 2022. Normalized FFO excludes from FFO certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to, impairment of non-real estate assets, gains and losses attributable to the acquisition and disposition of non-real estate assets and liabilities, and recoveries of previous write-downs.

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

Funds Available for Distribution - FAD

Our Normalized FAD for the year ended December 31, 2023 decreased $13.2 million or 6.6% over the same period in 2022 due primarily to an increase in interest expense and property dispositions completed since December 2022. In addition to the adjustments included in the calculation of Normalized FFO, Normalized FAD excludes the impact of any straight-line lease revenue, amortization of the original issue discount on our senior unsecured notes, amortization of debt issuance costs, and non-cash share based compensation. We also adjust Normalized FAD for the net change in our allowance for expected credit losses, non-cash share based compensation as well as certain non-cash items related to our equity method investments such as straight-line lease expense and amortization of purchase accounting adjustments.

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

The following table reconciles “Net income attributable to common stockholders”, the most directly comparable GAAP metric, to FFO, Normalized FFO and Normalized FAD and is presented for both basic and diluted weighted average common shares for FFO and Normalized FFO ($ in thousands, except share and per share amounts):

	Years ended December 31,
	2023	2022	2021
Net income attributable to common stockholders	$135,597	$66,403	$111,804
Elimination of certain non-cash items in net income:
Real estate depreciation	69,436	70,734	80,798
Real estate depreciation related to noncontrolling interests	(1,585)	(1,393)	(839)
Gains on sales of real estate, net	(14,721)	(28,342)	(32,498)
Impairments of real estate	1,642	51,555	51,817
NAREIT FFO attributable to common stockholders	190,369	158,957	211,082
Gain (loss) on operations transfer, net	(20)	710	—
Portfolio transition costs, net of noncontrolling interests	—	426	—
Gain on note receivable payoff	—	(1,113)	—
Loss on early retirement of debt	73	151	1,912
Non-cash write-offs of straight-line receivable and lease incentives	—	36,353	709
Non-cash rental income	(2,500)	(3,000)	—
Recognition of unamortized note receivable commitment fees	—	—	(375)
Lease termination fee	—	—	(2,464)
Litigation settlement	—	—	(616)
Normalized FFO attributable to common stockholders	187,922	192,484	210,248
Straight-line lease revenue, net	(6,961)	(12,563)	(15,312)
Straight-line lease revenue, net, related to noncontrolling interests	58	124	91
Straight-line lease expense related to equity method investment	(14)	(16)	46
Non-real estate depreciation	537	146	—
Non-real estate depreciation related to noncontrolling interest	(49)	(16)	—
Amortization of lease incentives	2,521	446	1,026
Amortization of lease incentive related to noncontrolling interests	(434)	—	—
Amortization of original issue discount	322	322	295
Amortization of debt issuance costs	2,325	2,155	2,404
Amortization related to equity method investment	(1,633)	(847)	1,109
Note receivable credit loss (income) expense	(266)	10,356	949
Equity method investment capital expenditures	(210)	(420)	(420)
Equity method investment non-refundable fees received	1,327	1,206	622
Equity method investment distributions	(555)	(569)	—
Non-cash share-based compensation	4,605	8,613	8,415
SHOP recurring capital expenditures	(1,845)	(390)	—
SHOP recurring capital expenditures related to noncontrolling interests	191	—	—
Normalized FAD attributable to common stockholders	$187,841	$201,031	$209,473

BASIC
Weighted average common shares outstanding	43,388,794	44,774,708	45,714,221
NAREIT FFO attributable to common stockholders per share	$4.39	$3.55	$4.62
Normalized FFO attributable to common stockholders per share	$4.33	$4.30	$4.60

DILUTED
Weighted average common shares outstanding	43,389,466	44,794,236	45,729,497
NAREIT FFO attributable to common stockholders per share	$4.39	$3.55	$4.62
Normalized FFO attributable to common stockholders per share	$4.33	$4.30	$4.60

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

The following table reconciles “Net income”, the most directly comparable GAAP metric, to Adjusted EBITDA ($ in thousands):

	Years ended December 31,
	2023	2022	2021
Net income	$134,381	$65,501	$111,967
Interest expense	58,160	44,917	50,810
Franchise, excise and other taxes	449	844	788
Depreciation	69,973	70,880	80,798
NHI’s share of EBITDA adjustments for unconsolidated entities	2,432	2,976	2,848
Gains on sales of real estate, net	(14,721)	(28,342)	(32,498)
Impairments of real estate	1,642	51,555	51,817
(Gain) loss on operations transfer, net	(20)	710	—
Litigation settlement	—	—	(616)
Gain on note receivable payoff	—	(1,113)	—
Loss on early retirement of debt	73	151	1,912
Non-cash write-off of straight-line rents receivable and lease amortization	—	36,353	709
Non-cash rental income	(2,500)	(3,000)	—
Note receivable credit loss expense	(266)	10,356	949
Lease termination fee	—	—	(2,464)
Recognition of unamortized note receivable commitment fees	—	—	(375)
Adjusted EBITDA	$249,603	$251,788	$266,645

Interest expense at contractual rates	$55,603	$42,487	$40,866
Interest rate swap payments, net	—	—	7,306
Principal payments	408	389	371
Fixed Charges	$56,011	$42,876	$48,543

Fixed Charge Coverage	4.5x	5.9x	5.5x

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

The following table reconciles NOI to net income, the most directly comparable GAAP metric ($ in thousands):

	Years Ended December 31,
NOI Reconciliations:	2023	2022	2021
Net income	$134,381	$65,501	$111,967
(Gains) losses from equity method investment	(555)	(569)	1,545
Other income	(202)	—	(350)
Loss on early retirement of debt	73	151	1,912
Gain on note receivable payoff	—	(1,113)	—
(Gain) loss on operations transfer, net	(20)	710	—
Gains on sales of real estate, net	(14,721)	(28,342)	(32,498)
Loan and realty losses, net	1,376	61,911	52,766
General and administrative	19,314	22,768	18,431
Franchise, excise and other taxes	449	844	788
Legal	507	2,555	908
Interest	58,160	44,917	50,810
Depreciation	69,973	70,880	80,798
Consolidated NOI	$268,735	$240,213	$287,077
NOI by segment:
Real Estate Investments	$259,162	$232,295	$283,945
SHOP	9,222	7,603	—
Non-Segment/Corporate	351	315	3,132
Total NOI	$268,735	$240,213	$287,077

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

At December 31, 2023, we were exposed to market risks related to fluctuations in interest rates on approximately $445.0 million of variable-rate indebtedness and on our mortgage and other notes receivable. The unused portion ($455.0 million at December 31, 2023) of our unsecured revolving credit facility, should it be drawn upon, is subject to variable rates.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a 50 basis-point increase or decrease in the interest rate related to variable-rate debt, and assuming no change in the outstanding balance as of December 31, 2023, net interest expense would increase or decrease annually by approximately $2.2 million or $0.05 per common share on a diluted basis.

We have historically used derivative financial instruments in the normal course of business to mitigate interest rate risk. We do not use derivative financial instruments for speculative purposes. Derivatives, if any, are included in the Consolidated Balance Sheets at their fair value. We may engage in hedging strategies to manage our exposure to market risks in the future, depending on an analysis of the interest rate environment and the costs and risks of such strategies. We had no derivative financial instruments outstanding during 2023.

The following table sets forth certain information with respect to our debt ($ in thousands):

	December 31, 2023			December 31, 2022
	Balance[1]	% of total	Rate[2]	Balance[1]	% of total	Rate[2]
Fixed rate:
Private placement notes - unsecured	$225,000	19.6%	4.28%	$400,000	34.5%	4.15%
Senior notes - unsecured	400,000	34.9%	3.00%	400,000	34.5%	3.00%
Fannie Mae term loans - secured, non-recourse	76,241	6.7%	3.96%	76,649	6.6%	3.96%
Variable rate:
Bank term loans - unsecured	200,000	17.4%	6.69%	240,000	20.8%	5.71%
Revolving credit facility - unsecured	245,000	21.4%	6.49%	42,000	3.6%	5.51%
	$1,146,241	100.0%	4.70%	$1,158,649	100.0%	3.91%

[1] Differs from carrying amount due to unamortized discounts and loan costs.
[2] Total is weighted average rate

To highlight the sensitivity of our term loans, senior notes and secured mortgage debt to changes in interest rates, the following summary shows the effects on fair value (“FV”) assuming a parallel shift of 50 basis points (“bps”) in market interest rates for a contract with similar maturities as of December 31, 2023 ($ in thousands):

	Balance	Fair Value[1]	FV reflecting change in interest rates
Fixed rate:			-50 bps	+50 bps
Private placement notes - unsecured	$225,000	$216,435	$218,516	$214,379
Senior notes - unsecured	400,000	332,129	342,836	321,787
Fannie Mae term loans - secured, non-recourse	76,241	74,171	74,647	73,698
[1] The change in fair value of our fixed rate debt was due primarily to the overall change in interest rates.

At December 31, 2023, the fair value of our mortgage and other notes receivable, discounted for estimated changes in the risk-free rate, was approximately $237.6 million. A 50 basis-point increase in market rates would decrease the estimated fair value of our mortgage and other loans by approximately $2.7 million, while a 50 basis-point decrease in such rates would increase their estimated fair value by approximately $2.7 million.

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

Stockholders and Board of Directors
National Health Investors, Inc.
Murfreesboro, Tennessee

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of National Health Investors, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 20, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Asset Impairment - Real Estate Properties

The Company had total real estate properties, net of approximately $2.1 billion as of December 31, 2023. As described in Note 2 to the Company’s consolidated financial statements, management evaluates the recoverability of the carrying amount of its real estate properties when events or circumstances, including significant physical changes, significant adverse changes in general economic conditions, or significant deterioration of the underlying cash flows of the real estate properties, indicate that the carrying amount of the real estate properties may not be recoverable. The need to recognize an impairment charge is based on estimated undiscounted future cash flows compared to the carrying amount. If recognition of an impairment charge is necessary, it is measured as the amount by which the carrying amount of the property exceeds the estimated fair value of the real estate properties. The Company recognized approximately $1.6 million in impairment charges for the year ended December 31, 2023.

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

The primary procedures we performed to address this critical audit matter included:

•Assessing the reasonableness of management’s assessment, including property specific factors for certain properties that included changes to the physical condition of the property, changes in general economic conditions, and deterioration of the underlying cash flows of the property, including due to changes in occupancy, which are used by management to identify and assess whether an impairment indicator existed.

•Examine internal documentation relevant to the analysis for certain properties including Board of Director minutes, letters of intent, and operations department communications, as applicable on a property-by-property basis, including for certain properties with lower lease coverage ratios, to assess whether additional indicators of impairment were present.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2004.

Nashville, Tennessee
February 20, 2024

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share and per share amounts)

	December 31,
Assets:	2023	2022
Real estate properties:
Land	$180,749	$177,527
Buildings and improvements	2,593,696	2,549,019
Construction in progress	5,913	3,352
	2,780,358	2,729,898
Less accumulated depreciation	(673,276)	(611,688)
Real estate properties, net	2,107,082	2,118,210
Mortgage and other notes receivable, net of reserve of $15,476 and $15,338, respectively	245,271	233,141
Cash and cash equivalents	22,347	19,291
Straight-line rents receivable	84,713	76,895
Assets held for sale, net	5,004	43,302
Other assets, net	24,063	16,585
Total Assets(a)	$2,488,480	$2,507,424

Liabilities and Equity:
Debt	$1,135,051	$1,147,511
Accounts payable and accrued expenses	34,304	25,905
Dividends payable	39,069	39,050
Deferred income	6,009	5,052
Total Liabilities(a)	1,214,433	1,217,518

Commitments and Contingencies

Redeemable noncontrolling interest	9,656	9,825

National Health Investors, Inc. Stockholders' Equity:
Common stock, $0.01 par value; 100,000,000 shares authorized;
43,409,841 and 43,388,742 shares issued and outstanding, respectively	434	434
Capital in excess of par value	1,603,757	1,599,427
Retained earnings	2,466,844	2,331,190
Cumulative dividends	(2,817,083)	(2,660,826)
Total National Health Investors, Inc. Stockholders' Equity	1,253,952	1,270,225
Noncontrolling interests	10,439	9,856
Total Equity	1,264,391	1,280,081
Total Liabilities and Equity	$2,488,480	$2,507,424

(a) The consolidated balance sheets include the following amounts related to our consolidated Variable Interest Entities (VIEs): $513.2 million and $519.8 million of Real estate properties, net; $10.9 million and $10.3 million of Cash and cash equivalents; $9.7 million and $7.1 million of Straight-line rents receivable; $9.4 million and $1.3 million of Other assets, net; and $4.7 million and $3.3 million of Accounts payable and accrued expenses as of December 31, 2023 and 2022, respectively.

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except share and per share amounts)

	Years Ended December 31,
	2023	2022	2021

Revenues:
Rental income	$249,227	$217,700	$271,049
Resident fees and services	48,809	35,796	—
Interest income and other	21,799	24,698	27,666
	319,835	278,194	298,715
Expenses:
Depreciation	69,973	70,880	80,798
Interest	58,160	44,917	50,810
Senior housing operating expenses	39,587	28,193	—
Legal	507	2,555	908
Franchise, excise and other taxes	449	844	788
General and administrative	19,314	22,768	18,431
Taxes and insurance on leased properties	11,513	9,788	11,638
Loan and realty losses, net	1,376	61,911	52,766
	200,879	241,856	216,139
Gain (loss) on operations transfer, net	20	(710)	—
Gain on note receivable payoff	—	1,113	—
Loss on early retirement of debt	(73)	(151)	(1,912)
Gains (losses) from equity method investment	555	569	(1,545)
Gains on sales of real estate, net	14,721	28,342	32,498
Other income	202	—	350
Net income	134,381	65,501	111,967
Add: net loss (income) attributable to noncontrolling interests	1,273	902	(163)
Net income attributable to stockholders	$135,654	$66,403	$111,804
Less: net income attributable to unvested restricted stock awards	(57)	—	—
Net income attributable to common stockholders	$135,597	$66,403	$111,804

Weighted average common shares outstanding:
Basic	43,388,794	44,774,708	45,714,221
Diluted	43,389,466	44,794,236	45,729,497

Earnings per common share - basic	$3.13	$1.48	$2.45
Earnings per common share - diluted	$3.13	$1.48	$2.44

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	Years Ended December 31,
	2023	2022	2021

Net income	$134,381	$65,501	$111,967
Other comprehensive income:
Decrease in fair value of cash flow hedges	—	—	(137)
Reclassification adjustment for amounts recognized in net income	—	—	7,286
Total other comprehensive income	—	—	7,149
Comprehensive income	134,381	65,501	119,116
Less: comprehensive loss (income) attributable to noncontrolling interests	1,273	902	(163)
Comprehensive income attributable to stockholders	$135,654	$66,403	$118,953

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$134,381	$65,501	$111,967
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	69,973	70,880	80,798
Amortization of deferred loan costs, debt discounts and prepaids	4,685	4,283	4,354
Amortization of commitment fees and note receivable discounts	(412)	(872)	(729)
Amortization of lease incentives	2,521	7,555	1,026
Straight-line lease revenue	(6,961)	16,681	(14,603)
Non-cash rental income	(2,500)	(3,000)	—
Non-cash interest income on mortgage and other notes receivable	(1,302)	(4,314)	(2,614)
Non-cash lease deposit liability recognized as rental income	—	(8,838)	—
Gains on sales of real estate, net	(14,721)	(28,342)	(32,498)
Gain on note receivable payoff	—	(1,113)	—
Loss on operations transfer, net	—	710	—
Loss on early retirement of debt	73	151	1,912
(Gains) losses from equity method investment	(555)	(569)	1,545
Loan and realty losses, net	1,376	61,911	52,766
Payment of lease incentives	(10,000)	(1,200)	(1,042)
Non-cash share-based compensation	4,605	8,613	8,415
Changes in operating assets and liabilities:
Other assets, net	(2,743)	(3,534)	(4,050)
Accounts payable and accrued expenses	5,929	425	3,352
Deferred income	101	412	260
Net cash provided by operating activities	184,450	185,340	210,859
Cash flows from investing activities:
Investment in mortgage and other notes receivable	(35,625)	(79,801)	(72,236)
Collection of mortgage and other notes receivable	13,465	119,212	67,790
Acquisition of real estate	(38,081)	(6,364)	(46,817)
Proceeds from sales of real estate	57,031	168,958	238,864
Investments in renovations of existing real estate	(7,732)	(4,629)	(3,465)
Investments in equipment	(3,743)	—	(64)
Distributions from equity method investment	3,055	569	1,205
Net cash (used in) provided by investing activities	(11,630)	197,945	185,277
Cash flows from financing activities:
Proceeds from revolving credit facility	364,000	225,000	95,000
Payments on revolving credit facility	(161,000)	(183,000)	(393,000)
Borrowings on term loans	200,000	—	—
Payments on term loans and private placement notes	(415,427)	(135,388)	(293,316)
Proceeds from issuance of senior notes	—	—	396,784
Prepayment fee for early retirement of debt	—	—	(1,462)
Deferred loan costs	(2,747)	(4,612)	(5,018)
Distributions to noncontrolling interests	(1,280)	(916)	(910)
Proceeds from noncontrolling interests	2,973	11,738	—
Taxes remitted on employee stock awards	—	(288)	—
Proceeds from equity offering, net	—	—	47,904
Equity issuance costs	—	(66)	—
Convertible bond redemption	—	—	(66,076)
Dividends paid to stockholders	(156,238)	(161,771)	(182,900)
Payments to repurchase shares of common stock	—	(151,951)	—
Net cash used in financing activities	(169,719)	(401,254)	(402,994)
Increase (decrease) in cash and cash equivalents and restricted cash	3,101	(17,969)	(6,858)
Cash and cash equivalents and restricted cash, beginning of year	21,516	39,485	46,343
Cash and cash equivalents and restricted cash, end of year	$24,617	$21,516	$39,485
The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
($ in thousands)

	Years Ended December 31,
	2023	2022	2021

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$51,897	$42,659	$43,680
Supplemental disclosure of non-cash investing and financing activities:
Real estate acquired in exchange for mortgage notes receivable	$14,200	$23,071	$—
Increase in mortgage note receivable from sale of real estate	$2,249	$—	$—
Change in other assets related to sales of real estate	$—	$102	$(33)
Change in accounts payable related to investments in real estate construction	$325	$20	$(62)
Right of use asset in exchange for lease liability	$101	$—	$—
Change in accounts payable related to renovations of existing real estate	$—	$(37)	$—
Change in accounts payable related to distributions to noncontrolling interests	$6	$139	$64
Operating equipment received in lease termination	$—	$1,287	$—
Increase in accounts payable related to transfer of operations	$—	$300	$—
Reclassification of prepaid equity issuance costs to capital in excess of par value	$275	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
($ in thousands except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Cumulative Dividends	Accumulated Other Comprehensive Income	Total National Health Investors Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances at December 31, 2020	45,185,992	$452	$1,540,946	$2,304,909	$(2,326,924)	$(7,149)	$1,512,234	$10,711	$1,522,945
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(974)	(974)
Total other comprehensive income	—	—	—	111,804	—	7,149	118,953	163	119,116
Equity component in redemption of convertible debt	—	—	(6,076)	—	—	—	(6,076)	—	(6,076)
Issuance of common stock, net	661,951	7	47,897	—	—	—	47,904	—	47,904
Shares issued on stock options exercised	2,656	—	—	—	—	—	—	—	—
Share-based compensation	—	—	8,415	—	—	—	8,415	—	8,415
Dividends declared, $3.8025 per common share	—	—	—	—	(174,347)	—	(174,347)	—	(174,347)
Balances at December 31, 2021	45,850,599	459	1,591,182	2,416,713	(2,501,271)	—	1,507,083	9,900	1,516,983
Distributions declared to noncontrolling interests, excluding $40 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(1,015)	(1,015)
Net income, excluding a loss of $843 attributable to redeemable noncontrolling interest	—	—	—	66,403	—	—	66,403	(59)	66,344
Reclassification of redeemable noncontrolling interest	—	—	—	—	—	—	—	1,030	1,030
Equity issuance cost		—	(80)	—	—	—	(80)	—	(80)
Taxes paid on employee stock options exercised	—	—	(288)	—	—	—	(288)	—	(288)
Shares issued on stock options exercised	6,497	—	—	—	—	—	—	—	—
Repurchases of common stock	(2,468,354)	(25)	—	(151,926)	—	—	(151,951)	—	(151,951)
Share-based compensation	—	—	8,613	—	—	—	8,613	—	8,613
Dividends declared, $3.60 per common share	—	—	—	—	(159,555)	—	(159,555)	—	(159,555)
Balances at December 31, 2022	43,388,742	434	1,599,427	2,331,190	(2,660,826)	—	1,270,225	9,856	1,280,081
Noncontrolling interests capital contributions, excluding $922 attributable to redeemable noncontrolling interest	—	—	—	—	—	—	—	2,051	2,051
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(1,286)	(1,286)
Net income, excluding a loss of $1,091 attributable to redeemable noncontrolling interest	—	—	—	135,654	—	—	135,654	(182)	135,472
Equity issuance cost	—	—	(275)	—	—	—	(275)	—	(275)
Grants of restricted stock	21,000	—	—	—	—	—	—	—	—
Shares issued on stock options exercised	99	—	—	—	—	—	—	—	—
Share-based compensation	—	—	4,605	—	—	—	4,605	—	4,605
Dividends declared, $3.60 per common share	—	—	—	—	(156,257)	—	(156,257)	—	(156,257)
Balances at December 31, 2023	43,409,841	$434	$1,603,757	$2,466,844	$(2,817,083)	$—	$1,253,952	$10,439	$1,264,391

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 1. Organization and Nature of Business

National Health Investors, Inc. (“NHI,” “the Company,” “we,” “us” or “our”), established in 1991 as a Maryland corporation, is a self-managed real estate investment trust (“REIT”) specializing in sale-leaseback, joint venture and mortgage and mezzanine financing of need-driven and discretionary senior housing and medical facility investments. We operate through two reportable segments: Real Estate Investments and Senior Housing Operating Portfolio (“SHOP”). Our Real Estate Investments segment consists of real estate investments and leases, mortgages and other notes receivables in independent living facilities (“ILF”), assisted living facilities (“ALF”), entrance-fee communities (“EFC”), senior living campuses (“SLC”), skilled nursing facilities (“SNF”) and a hospital (“HOSP”). As of December 31, 2023, we had gross investments of approximately $2.4 billion in 163 healthcare real estate properties located in 31 states and leased pursuant primarily to triple-net leases to 25 tenants consisting of 97 senior housing communities (“SHO”), 65 SNFs and one HOSP, excluding one property classified as assets held for sale. Our portfolio of eight mortgages along with other notes receivable totaled $260.7 million, excluding an allowance for expected credit losses of $15.5 million, as of December 31, 2023. Units, beds and property count disclosures in these footnotes to the consolidated financial statements are unaudited.

Our SHOP segment is comprised of two ventures that own the operations of ILFs. As of December 31, 2023, we had gross investments of approximately $347.4 million in 15 properties with a combined 1,733 units located in eight states that are operated on behalf of the Company by independent managers pursuant to the terms of separate management agreements that commenced April 1, 2022. The third-party managers, or related parties of the managers, own equity interests in the respective ventures.

Note 2. Basis of Presentation and Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries, joint ventures and subsidiaries in which we have a controlling interest. We also consolidate certain entities when control of such entities can be achieved through means other than voting rights (“variable interest entities” or “VIEs”) if the Company is deemed to be the primary beneficiary of such entities. All material intercompany transactions and balances are eliminated in consolidation.

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

Effective April 1, 2022 and at December 31, 2023, our consolidated total assets and liabilities include two consolidated ventures comprising our SHOP activities, each formed with a separate partner - Merrill Gardens, L.L.C. (“Merrill”) and DSHI NHI Holiday LLC (the “Discovery member”), a related party of Discovery Senior Living (“Discovery”). We consider both ventures to be VIEs as the members of each, as a group, lack the characteristics of a controlling financial interest. We are deemed to be the primary beneficiary of each VIE because we have the ability to control the activities that most significantly impact each VIE’s economic performance. Reference Notes 5 and 17 for further discussion of our SHOP ventures.

We also consolidate two real estate partnerships formed with our partners, Discovery Senior Housing Investor XXIV, LLC, a related party of Discovery, beginning in June 2019, and LCS Timber Ridge LLC (“LCS”), beginning in January 2020, to invest in senior housing facilities. We consider both partnerships to be VIEs as either the members, as a group, lack the characteristics of a controlling financial interest or the total equity at risk is insufficient to finance activities without additional subordinated financial support. NHI directs the activities that most significantly impact economic performance of these partnerships, subject to limited protective rights extended to our partners for specified business decisions. Because of our control of these partnerships, we include their assets, liabilities, noncontrolling interests and operations in our consolidated financial statements. Reference Note 17 for further discussion of these real estate partnerships.

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

We have concluded that the Company is not the primary beneficiary for certain investments where we lack either directly or through related parties the power to direct the activities that most significantly impact the investments’ economic performance. Accordingly, we account for our transactions with these entities and their subsidiaries at either amortized cost or net realizable value for straight-line rents receivable, excluding our investments accounted for under the equity method. See Note 17 for information on unconsolidated VIEs.

Noncontrolling Interests - Contingently redeemable noncontrolling interests are recorded at their initial carrying amounts upon issuance and are subsequently adjusted to reflect their share of gains or losses and distributions attributable to the noncontrolling interests. In periods where they are or will become probable of redemption, an adjustment to the redemption value of the noncontrolling interests is also recognized through “Capital in excess of par value” on the Company’s Consolidated Balance Sheets and included in our computation of earnings per share. As of December 31, 2023 and 2022, the Merrill SHOP venture noncontrolling interest was classified in mezzanine equity, as discussed further in Note 10.

The noncontrolling interests associated with our consolidated real estate partnerships, and our Discovery member SHOP venture were classified in equity as of December 31, 2023 and 2022.

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

Earnings Per Share - Our unvested restricted stock awards contain non-forfeitable rights to dividends, and accordingly, these awards are deemed to be participating securities. Therefore, the Company applies the two-class method to calculate basic and diluted earnings. Under the two-class method, we allocate net income attributable to stockholders to common stockholders and holders of unvested restricted stock by using the weighted-average shares of each class outstanding for quarter-to-date and year-to-date periods, based on their respective participation rights to dividends declared and undistributed earnings. Basic earnings per common share is computed by dividing net income attributable to common stockholders by the weighted number of shares of common stock outstanding during the period. Diluted earnings per common share reflects the effect of dilutive securities.

We apply the treasury stock method to any convertible debt instruments, the effect of which is that conversion will not be assumed for purposes of computing diluted earnings per share unless the average share price of our common stock for the period exceeds the conversion price per share. Diluted earnings per share for the year ended December 31, 2021 includes the potential dilutive impact of our convertible debt that was repaid in 2021.

Reclassifications - In prior years, the Company presented "Cumulative dividends in excess of net income" as a single line item on the Consolidated Balance Sheets and the Consolidated Statements of Equity. Beginning January 1, 2023, the Company separated this line item into two components, "Retained earnings" and "Cumulative dividends," and reclassified prior year information to conform to the current period presentation.

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

During the years ended December 31, 2023, 2022 and 2021, we recognized impairment charges of approximately $1.6 million, $51.6 million and $51.8 million, respectively, included in “Loan and realty losses, net” in our Consolidated Statements of Income. Reference Note 3 for more discussion.

Leases - All of our leases within the Real Estate Investment segment are classified as operating leases and generally have an initial leasehold term of 10 to 15 years followed by one or more five-year tenant renewal options. The leases are “triple-net leases” under which the tenant is responsible for the payment of all taxes, utilities, insurance premiums, repairs and other charges relating to the operation of the properties, including required levels of capital expenditures each year. The tenant is obligated at its expense to keep all improvements, fixtures and other components of the properties covered by “all risk” insurance in an amount equal to at least the full replacement cost thereof, and to maintain specified minimal personal injury and property damage insurance. The leases also require the tenant to indemnify and hold us harmless from all claims resulting from the use, occupancy and related activities of each property by the tenant, and to indemnify us against all costs related to any release, discovery, clean-up and removal of hazardous substances or materials, or other environmental responsibility with respect to each facility. While we do not incorporate residual value guarantees, the lease provisions and considerations discussed above impact our expectation of realizable value from our properties upon the expiration of their lease terms. The residual value of our real estate under lease is still subject to various market, asset, and tenant-specific risks and characteristics. As the classification of our leases is dependent on the fair value of estimated cash flows at lease commencement, management’s projected residual values represent significant assumptions in our accounting for operating leases. Similarly, the exercise of renewal options is also subject to these same risks, making a tenant’s lease term another significant variable in a lease’s cash flows. Initial direct costs that are incremental to entering into a lease are capitalized in accordance with the provisions of ASC Topic 842.

FASB Lease Modifications Related to Effects of the COVID-19 Pandemic - In accordance with the FASB’s question-and-answer document issued in April 2020, we elected to account for qualified rent concessions provided as a result of the coronavirus pandemic (“COVID-19”) as variable lease payments, recorded as rental income when received and not as lease modifications under ASC Topic 842. This guidance was applicable to certain rent concessions granted in 2021 and 2022. Reference Note 3 for more detail.

Financial Instruments - Credit Losses - We estimate and record an allowance for credit losses upon origination of the loan, based on expected credit losses over the term of the loan and update this estimate each reporting period. We calculate the estimated credit losses on mortgages by pooling these loans into two groups – investments in existing or new mortgages and construction mortgages. Mezzanine, revolving lines of credit and loans designated as non-performing are evaluated at the individual loan level. We estimate the allowance for credit losses by utilizing a loss model that relies on future expected credit losses, rather than incurred losses. This loss model incorporates our historical experience, adjusted for current conditions and our forecasts, using the probability of default and loss given default method. Incorporated into the construction mortgage loss model is an estimate of the probability that NHI will acquire the property. Using the resulting estimate, a portion of the outstanding construction mortgage balance which we currently expect will be reduced by our acquisition of the underlying property when construction is complete, is deducted from the construction mortgage balance included in the expected loss calculation. Mezzanine loans, revolving lines of credit and loans designated as non-performing are also based on the loss model to recognize expected future credit losses and are applied to each individual loan using borrower specific information. We also perform a qualitative assessment beyond model estimates and apply adjustments as necessary. The credit loss estimate is based on the net amortized cost balance of our mortgage and other notes receivables as of the balance sheet date.

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

The following table sets forth our “Cash and cash equivalents and restricted cash” reported within the Company’s Consolidated Statements of Cash Flows ($ in thousands):

	As of December 31,
	2023	2022
Beginning of period:
Cash and cash equivalents	$19,291	$37,412
Restricted cash (included in Other assets, net)	2,225	2,073
Cash, cash equivalents, and restricted cash	$21,516	$39,485
End of period:
Cash and cash equivalents	$22,347	$19,291
Restricted cash (included in Other assets, net)	2,270	2,225
Cash, cash equivalents, and restricted cash	$24,617	$21,516

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

Deferred Income - Deferred income primarily includes rents received in advance from tenants and residents and non-refundable commitment fees received by us, which are amortized into income over the expected period of the related loan or lease. In the event that our financing commitment to a potential borrower or tenant expires, the related commitment fees are recognized into income immediately. Commitment fees may be charged based on the terms of the lease agreements and the creditworthiness of the parties.

Revenue Recognition

Rental Income - Our leases generally provide for rent escalators throughout the term of the lease. Base rental income is recognized using the straight-line method over the term of the lease to the extent that lease payments are considered collectible and the lease provides for specific contractual escalators. Under certain leases, we receive additional contingent rent, which is calculated on the increase in revenues of the tenant over a target threshold. We recognize contingent rent periodically based on the actual revenues of the tenant once the target threshold has been achieved. Lease payments that depend on a factor directly related to future use of the property, such as an increase in annual revenues over a base year, are considered to be contingent rent payments and are excluded from the determination of minimum lease payments.

If rental income calculated on a straight-line basis exceeds the cash rent due under a lease, the difference is recorded as an increase to straight-line rents receivable in the Consolidated Balance Sheets and an increase in rental income in the Consolidated Statements of Income. If rental income on a straight-line basis is calculated to be less than cash received, there is a decrease in the same accounts.

Property operating expenses that are reimbursed by our operators are recorded as “Rental income” in the Consolidated Statements of Income. Accordingly, we record a corresponding expense, reflected in “Taxes and insurance on leased properties” in the Consolidated Statements of Income. Rental income includes reimbursement of property operating expenses for the years ended December 2023, 2022 and 2021, totaling $11.5 million, $9.8 million and $11.6 million, respectively.

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

The Company reviews its operating lease receivables for collectability on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in which the tenant operates and economic conditions in the area where the property is located. In the event that collectability with respect to any tenant is not probable, a direct write-off of the receivable is made as an adjustment to rental income and any future rental revenue is recognized only when the tenant makes a rental payment. As of December 31, 2023, we had three tenants, including

Bickford Senior Living (“Bickford”), on the cash basis of revenue recognition for their lease arrangements. During the year ended December 31, 2022, we placed three operators on the cash basis of rental income recognition. During the year ended December 31, 2021, we placed Holiday Retirement (“Holiday”) on cash basis for its master lease which was terminated in 2022 upon the formation of the SHOP ventures. Reference Note 3 for further discussion of cash basis tenants.

Resident Fees and Services - Resident fee and services revenue associated with our SHOP activities is recognized as the related performance obligations are satisfied and includes resident room charges, community fees and other resident charges.

Residency agreements are generally short term (30 days to one year), and entitle the resident to certain room and care services for a monthly fee billed in advance. Revenue for certain related services is billed monthly in arrears. The Company has elected the lessor practical expedient within ASC Topic 842, Leases, not to separate the lease and nonlease components within our resident agreements as the timing and pattern of transfer to the resident are the same. The Company has determined that the nonlease component is the predominant component within the contract and will recognize revenue under ASC Topic 606, Revenue Recognition from Contracts with Customers.

Interest Income from Mortgage and Other Notes Receivable - Interest income is recognized based on the interest rates and principal amounts outstanding on the notes receivable. We identify a mortgage note as non-performing based on various criteria including timeliness of required payments, compliance with other provisions under the related note agreement, and an evaluation of the borrower’s current financial condition for indicators that it is probable it cannot pay its contractual amounts. A non-performing loan is returned to accrual status at such time as the note becomes contractually current and management believes all future principal and interest will be received according to the contractual terms of the note. As of December 31, 2023, we had two mortgage notes receivable and a mezzanine loan totaling an aggregate of $26.6 million with affiliates of two operators/borrowers, including Bickford, designated as non-performing.

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

Our tax returns filed for years beginning in 2020 are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our Consolidated Statements of Income as a component of income tax expense.

Segments - We operate our business through two reportable segments: Real Estate Investments and SHOP. In our Real Estate Investments segment, we invest in (i) senior housing and healthcare real estate and lease those properties to healthcare operating companies under primarily triple-net leases that obligate tenants to pay all property-related expenses and (ii) mortgage and other notes receivable throughout the United States. Our SHOP segment is comprised of the operations of 15 ILFs located throughout the United States that are operated on behalf of the Company by independent managers pursuant to the terms of separate management agreements. Reference Notes 5 and 16 for additional information.

Recent Accounting Pronouncements - In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU enhances segment disclosures by requiring public entities to provide investors with additional, more detailed information about a reportable segment’s expenses. The ASU also requires disclosure of the chief operating decision maker’s (“CODM”) title and position on an annual basis, as well as an explanation of how the CODM uses the reported measures and other disclosures. The amendment is effective for the Company for the year ending December 31, 2024.

Note 3. Investment Activity

Asset Acquisition

2023 Acquisitions and New Leases of Real Estate

During the year ended December 31, 2023, we completed the following real estate acquisitions within our Real Estate Investments segment ($ in thousands):

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

In February 2023, we also acquired a 64-unit assisted living and memory care community in Chesapeake, Virginia from Bickford. The acquisition price was $17.3 million, including the satisfaction of an outstanding construction note receivable of $14.2 million including interest, cash consideration of $0.5 million and approximately $0.1 million in closing costs. The acquisition price also included a reduction of $2.5 million in Bickford’s outstanding pandemic-related rent deferrals that has been recognized in “Rental income.” We added the community to an existing master lease with Bickford at an initial rate of 8.0%.

2022 Acquisitions and New Leases of Real Estate

During the year ended December 31, 2022, we completed the following real estate acquisitions within our Real Estate Investments segment ($ in thousands):

Operator	Date	Properties	Asset Class	Land	Building and Improvements	Total
Encore Senior Living	Q2 2022	1	ALF	$542	$12,758	$13,300
Bickford	Q4 2022	1	ALF	2,052	15,148	17,200
				$2,594	$27,906	$30,500

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

Asset Dispositions

2023 Asset Dispositions

During the year ended December 31, 2023, we completed the following real estate property dispositions within our Real Estate Investments segment ($ in thousands):

Operator	Date	Properties	Asset Class	Net Proceeds	Net Real Estate Investment	Gain	Impairment[2]
BAKA Enterprises, LLC[1,3]	Q1 2023	1	ALF	$7,478	$7,505	$—	$27
Bickford[1]	Q1 2023	1	ALF	2,553	1,421	1,132	—
Chancellor Health Care[1,3]	Q2 2023	1	ALF	2,355	1,977	378	—
Milestone Retirement[1,3,4]	Q2 2023	2	ALF	3,803	3,934	—	131
Chancellor Health Care[1,3]	Q2 2023	1	ALF	7,633	6,140	1,493	—
Milestone Retirement[1,3,4]	Q2 2023	1	ALF	1,602	1,452	150	—
Chancellor Health Care	Q2 2023	1	ALF	23,724	14,476	9,248	—
Chancellor Health Care[1,3]	Q3 2023	1	ALF	2,923	2,292	631	—
Senior Living Management[1,4]	Q4 2023	2	ALF	5,522	4,770	752	—
Senior Living Management[1,3]	Q4 2023	1	ALF	1,515	1,100	415	—
		12		$59,108	$45,067	$14,199	$158

1 Assets were previously classified as “Assets held for sale” in the Consolidated Balance Sheet at December 31, 2022.
2 Impairments are included in “Loan and realty losses, net” in the Consolidated Statements of Income for the year ended December 31, 2023.
3 Total aggregate impairment charges previously recognized on these properties were $0.3 million and $17.4 million for the years ended December 31, 2023 and 2022, respectively.
4 The Company provided aggregate financing of approximately $2.2 million, net of discounts, on these transactions in the form of notes receivable, which is included net proceeds.

Total rental income related to the disposed properties was $3.3 million, $0.7 million and $6.1 million for years ended December 31, 2023, 2022 and 2021, respectively.

2022 Asset Dispositions

During the year ended December 31, 2022, we completed the following real estate property dispositions within our Real Estate Investments segment ($ in thousands):

Operator	Date	Properties	Asset Class	Net Proceeds	Net Real Estate Investment	Gain	Impairment[1]
Hospital Corporation of America	Q1 2022	1	MOB	$4,868	$1,904	$2,964	$—
Vitality Senior Living[2]	Q1 2022	1	SLC	8,302	8,285	17	—
Holiday[2]	Q2 2022	1	ILF	2,990	3,020	—	30
Chancellor Health Care[2]	Q2 2022	2	ALF	7,305	7,357	—	52
Bickford[2]	Q2 2022	3	ALF	25,959	28,268	—	2,309
Comfort Care	Q2 2022	4	ALF	40,000	38,444	1,556	—
Helix Healthcare	Q2 2022	1	HOSP	19,500	10,535	8,965	—
Discovery Senior Living[2]	Q3 2022	2	ALF/SLC	16,379	15,159	1,220	—
National HealthCare Corporation (“NHC”)	Q3 2022	7	SNF	43,686	30,066	13,620	—
		22		$168,989	$143,038	$28,342	$2,391

1 Impairments are included in “Loan and realty losses, net” in the Consolidated Statement of Income for the year ended December 31, 2022.
2 Total impairment charges recognized on these properties were $28.5 million for the year ended December 31, 2022.

Total rental income related to the disposed properties was $7.0 million and $10.9 million for years ended December 31, 2022 and 2021, respectively.

Assets Held for Sale and Long-Lived Assets

The following is a summary of our assets held for sale ($ in thousands):

	For the Year Ended December 31,
	2023	2022
Number of facilities	1	13
Real estate, net	$5,004	$43,302

Rental income associated with the asset held for sale as of December 31, 2023 totaled $1.7 million, $0.9 million, and $1.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. Rental income associated with the assets held for sale as of December 31, 2022 totaled $2.1 million and $5.6 million for the years ended December 31, 2022 and 2021, respectively.

During the year ended December 31, 2023, we recorded impairment charges of approximately $1.6 million for four properties in our Real Estate Investments segment, of which $0.5 million related to three properties either sold or classified as assets held for sale. During the year ended December 31, 2022, we recorded impairment charges of approximately $51.6 million for 19 properties which were sold or classified as held for sale in our Real Estate Investments segment. Impairment charges are included in “Loan and realty losses, net” in the Consolidated Statements of Income.

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

Tenant Concentration

The following table contains information regarding tenant concentration, excluding $2.6 million for our corporate office, $347.4 million for the SHOP segment, and a credit loss reserve of $15.5 million, based on the percentage of revenues for the years ended December 31, 2023, 2022 and 2021 related to tenants or affiliates of tenants, that exceed 10% of total revenue ($ in thousands):

	As of December 31, 2023			Revenues[1]
	Asset	Gross Real	Notes	Year Ended December 31,
	Class	Estate[2]	Receivable	2023		2022		2021

Senior Living Communities	EFC	$573,631	$48,950	$51,274	16%	$51,183	18%	$50,726	17%
NHC	SNF	133,770	—	37,335	12%	36,893	13%	37,735	12%
Bickford[3]	ALF	429,043	16,795	38,688	12%	N/A	N/A	34,599	12%
All others, net	Various	1,293,969	195,002	132,216	41%	144,534	52%	164,017	55%
Escrow funds received from tenants
for property operating expenses	Various	—	—	11,513	4%	9,788	4%	11,638	4%
		$2,430,413	$260,747	271,026		242,398		298,715
Resident fees and services[4]				48,809	15%	35,796	13%	—	—%
				$319,835		$278,194		$298,715

1 Includes interest income on notes receivable and rental income from properties classified as held for sale.
2 Amounts include any properties classified as held for sale.
3 Revenues included in All others, net for years when less than 10%.
4 There is no tenant concentration in resident fees and services because these agreements are with individual residents.

At December 31, 2023 and 2022, the two states in which we had an investment concentration of 10% or more were South Carolina (12.1%) and Texas (10.7%).

Senior Living Communities

As of December 31, 2023, we leased ten retirement communities totaling 2,216 units to Senior Living Communities, LLC (“Senior Living”) pursuant to triple-net lease agreements maturing through December 2029. We recognized straight-line rent revenue of $(1.2) million, $0.4 million and $2.5 million from the Senior Living lease agreements for the years ended December 31, 2023, 2022 and 2021, respectively.

NHC

The facilities leased to NHC, a publicly held company, are under a master lease and consist of three ILFs and 32 SNFs (four of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC). Effective September 1, 2022, we amended the master lease dated October 17, 1991, concurrently with the sale of a portfolio of seven SNFs to increase the annual base rent due each year through the expiration of the master lease on December 31, 2026. There are two additional five-year renewal options at a fair rental value as negotiated between the parties. In addition to the base rent, NHC pays any additional rent and percentage rent as required by the master lease. Under the terms of the amended lease, the base annual rent escalates by 4% of the increase, if any, in each facility’s annual revenue over a 2007 base year. We refer to this additional rent component as “percentage rent.” Straight-line rent of $(1.2) million and $(0.5) million was recognized for NHC for the years ended December 31, 2023 and 2022, respectively. No material straight-line rent was recognized for the year ended December 31, 2021.

The following table summarizes the percentage rent income from NHC ($ in thousands):

	Year Ended December 31,
	2023	2022	2021
Current year	$3,862	$3,332	$3,536
Prior year final certification[1]	630	(206)	(5)
Total percentage rent income	$4,492	$3,126	$3,531
1 For purposes of the percentage rent calculation described in the master lease agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

Two of our board members, including our chairman, are also members of NHC’s board of directors. As of December 31, 2023, NHC owned 1,630,642 shares of our common stock.

Bickford

As of December 31, 2023, we leased 39 facilities to Bickford under four leases. During the second quarter of 2022, we converted Bickford to the cash basis of revenue recognition based upon information obtained from Bickford regarding its financial condition that raised substantial doubt as to its ability to continue as a going concern. As a result, we wrote off approximately $18.1 million of straight-line rents receivable and $7.1 million of lease incentives, that were included in “Other assets, net” on the Consolidated Balance Sheet, to rental income in 2022. Straight-line rent revenue of $(18.2) million and $1.7 million was recognized from the Bickford leases for the years ended December 31, 2022 and 2021, respectively.

Cash rent received from Bickford for the years ended December 31, 2023, 2022 and 2021 was $33.4 million, $27.6 million and $29.5 million, respectively, including its repayment of outstanding pandemic-related rent deferrals of $2.3 million and $0.2 million for the years ended December 31, 2023 and 2022, respectively. These amounts exclude $2.5 million and $3.0 million of rental income for the years ended December 31, 2023 and 2022, respectively, related to the reduction of pandemic-related rent deferrals in connection with the acquisition of two ALFs located in Virginia discussed above. As of December 31, 2023, Bickford’s outstanding pandemic-related rent deferrals were $18.0 million.

During the first half of 2022, we transferred one ALF located in Pennsylvania from the Bickford portfolio to a new operator that is leased pursuant to a ten-year triple-net lease and wrote off approximately $0.7 million in a straight-line rents receivable, reducing rental income. Effective April 1, 2022, we restructured and amended three of Bickford’s master lease agreements covering 28 properties and reached agreement on the repayment terms of its outstanding pandemic-related rent deferrals. Significant terms of these agreements are as follows:

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

• Required monthly payments from October 2022 through December 2024 based on a percentage of Bickford’s monthly revenues exceeding an established threshold to be applied to the outstanding pandemic-related rent deferrals granted to Bickford. The deferrals may be reduced by up to $6.0 million upon Bickford achieving certain performance targets and the sale or transition of certain properties to new operators of which $2.5 million was earned in the first quarter of 2023 and $3.0 million was earned in the fourth quarter of 2022.

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

Other Portfolio Activity

Cash Basis Operators and Straight-line Rents Receivable Write-offs

We placed three operators on the cash basis of accounting for their leases during 2022, including Bickford discussed above. During 2021, the Welltower-controlled tenant of our Holiday portfolio was the only tenant on the cash basis prior to the completion of the portfolio transition. Rental income associated with these tenants totaled $48.3 million, $21.4 million and $68.8 million for the years ended December 31, 2023, 2022 and 2021, respectively, which includes the impact of write-offs of $26.0 million in total straight-line rents receivable and $7.1 million of lease incentives during the year ended December 31, 2022.

Included in rental income are amounts received from prior rent deferrals granted to cash basis tenants totaling $2.8 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively.

Tenant Purchase Options

Certain of our leases contain purchase options allowing tenants to acquire the leased properties. At December 31, 2023, we had tenant purchase options on three properties with an aggregate net investment of $58.4 million that will become exercisable between 2027 and 2028. Rental income from these properties with tenant purchase options was $7.2 million, $7.0 million and $6.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

We cannot reasonably estimate at this time the probability that any purchase options will be exercised in the future. Consideration to be received from the exercise of any tenant purchase option is expected to exceed our net investment in the leased property or properties.

Lease Costs

As of December 31, 2023, we are a lessee under a ground lease related to an ALF located in Ohio. For the years ended December 31, 2023, 2022 and 2021, the expense associated with this operating lease was $0.1 million and is included within “General and administrative expense” on the Consolidated Statements of Income. Future minimum lease payments are approximately $0.1 million annually for 2024 through 2028 with cumulative payments of $2.5 million thereafter reflecting an aggregate of $1.3 million of imputed interest. At December 31, 2023, the discount rate for this lease approximated 4.7%. Supplemental balance sheet information related to the lease is as follows ($ in thousands):

	As of December 31,
	2023	2022
Buildings and improvements - right of use asset	$1,562	$1,599

Accounts payable and accrued expenses - lease liability	$1,705	$1,724

Rent Concessions

During 2022 and 2021, we granted various rent concessions to tenants whose operations were adversely affected by the COVID-19 pandemic. When applicable, we elected not to apply the modification guidance under ASC Topic 842 and accounted for the related concessions as variable lease payments until those leases were subsequently modified under ASC Topic 842. Rent deferrals accounted for as variable lease payments, reducing rental income, granted for the years ended December 31, 2022 and 2021 totaled approximately $9.3 million and $26.4 million, respectively. Of these totals, Bickford accounted for $4.0 million and $18.3 million for the years ended December 31, 2022 and 2021, respectively. There were no pandemic-related rent deferrals granted during the year ended December 31, 2023.

Future Minimum Lease Payments

Future minimum lease payments to be received by us under our operating leases, including cash basis tenants, at December 31, 2023 are as follows ($ in thousands):

Year Ending December 31,	Amount
2024	$232,059
2025	237,981
2026	244,581
2027	198,598
2028	192,179
Thereafter	684,840
$1,790,238

Variable Lease Payments

Most of our existing leases contain annual escalators in rent payments. Some of our leases contain escalators that are determined annually based on a variable index or other factors that is indeterminable at the inception of the lease. The table below indicates the revenue recognized as a result of fixed and variable lease escalators ($ in thousands):

	Year Ended December 31,
	2023	2022	2021
Lease payments based on fixed escalators and deferral repayments	$225,565	$226,873	$241,172
Lease payments based on variable escalators	7,709	5,275	4,662
Straight-line rent income, net of write-offs	6,961	(16,681)	14,603
Escrow funds received from tenants for property operating expenses	11,513	9,788	11,638
Amortization and write-off of lease incentives	(2,521)	(7,555)	(1,026)
Rental income	$249,227	$217,700	$271,049

Note 4. Mortgage and Other Notes Receivable

At December 31, 2023, our investments in mortgage notes receivable totaled $162.4 million secured by real estate and other assets of the borrower (e.g., UCC liens on personal property) related to 16 facilities and in other notes receivable totaled $98.3 million, substantially all of which are guaranteed by significant parties to the notes or by cross-collateralization of properties with the same owner. At December 31, 2022, our investments in mortgage notes receivable totaled $164.6 million and other notes receivable totaled $83.9 million. These balances exclude a credit loss reserve of $15.5 million and $15.3 million at December 31, 2023 and 2022, respectively.

Our loans designated as non-performing as of December 31, 2023 and 2022 include a mortgage note receivable of $10.0 million and a mezzanine loan of $14.5 million with affiliates of one operator/borrower. This operator/borrower is also one of the tenants on the cash basis of accounting for its leases discussed in Note 3. During the third quarter of 2023, we designated as non-performing a mortgage note receivable of $2.1 million due from Bickford. Interest income recognized from these non-performing loans was $1.8 million, $1.7 million and $2.1 million, respectively, for the years ended December 31, 2023, 2022 and 2021. All other loans were on full accrual basis at December 31, 2023 and 2022.

2023 Mortgage and Other Notes Receivable

Capital Funding Group, Inc. Loan Extension

In September 2023, we amended a mezzanine loan with Capital Funding Group, Inc. Pursuant to the terms of the agreement, the loan increased from its balance at June 30, 2023 of $8.1 million to $25.0 million. The interest rate on the loan was increased to 10% and the maturity was extended to December 31, 2028.

2022 Mortgage and Other Notes Receivable

Encore Senior Living

In January 2022, we entered into an agreement to fund a $28.5 million development loan with Encore Senior Living to construct a 108-unit assisted living and memory care community in Fitchburg, Wisconsin. The four-year loan agreement has an annual interest rate of 8.5% and two one-year extensions. We have a purchase option on the property once it has stabilized. The total amount funded on the note was $27.7 million and $14.2 million as of December 31, 2023 and 2022, respectively.

Capital Funding Group, Inc.

In November 2022, we funded a $42.5 million senior loan to refinance a portfolio of five skilled nursing facilities located in Texas. The loan was made to affiliates of Capital Funding Group and the properties are leased by subsidiaries of The Ensign Group. The five-year loan agreement has an annual interest rate of 7.25% and two one-year extensions.

Montecito Medical Real Estate

We have a $50.0 million mezzanine loan and security agreement with Montecito Medical Real Estate for a fund that invests in medical real estate, including medical office buildings, throughout the United States. As of December 31, 2023 and 2022, we had funded $20.3 million of our commitment that was used to acquire nine medical office buildings for a combined purchase price of approximately $86.7 million.

Interest accrues at an annual rate ranging between 7.5% and 9.5% that is paid monthly in arrears. Deferred interest accrues at an additional annual rate ranging between 2.5% and 4.5% to be paid upon certain future events including repayments, sales of fund investments, and refinancings. The deferred interest will be recognized as interest income upon receipt. For the years ended December 31, 2023, 2022 and 2021, we received interest of $1.8 million, $1.8 million and $0.2 million, respectively. For the year ended December 31, 2022, we received principal of $0.3 million. Funds drawn in accordance with this agreement are required to be repaid on a per-investment basis five years from deployment of the funds for the applicable investment, subject to two one-year extensions.

Other Activity

Bickford Construction and Mortgage Loans

As of December 31, 2023, we had one fully funded construction loan of $14.7 million to Bickford. The construction loan is secured by first mortgage liens on substantially all real and personal property as well as a pledge of any and all leases or agreements which may grant a right of use to the property. Usual and customary covenants extend to the agreements, including the borrower’s obligation for payment of insurance and taxes. NHI has a fair market value purchase option on the property upon stabilization of the underlying operations. On certain development projects, Bickford is entitled to up to $2.0 million per project in incentives based on the achievement of predetermined operational milestones, which if earned, will increase NHI's future purchase price and eventual lease payments to NHI.

We held a second mortgage note receivable with a balance of $12.7 million and $13.0 million as of December 31, 2023 and 2022, respectively, originated in connection with the sale of six properties to Bickford in 2021. This second mortgage note receivable bears interest at a 10% annual rate and matures in April 2026. Interest income was $1.2 million, $1.3 million and $0.9 million for the years ended December 31, 2023, 2022 and 2021, respectively, related to the second mortgage. We did not include this note receivable in the determination of the gain recognized upon sale of the portfolio. Therefore, this note receivable is not reflected in “Mortgage and other notes receivable, net” in the Consolidated Balance Sheets as of December 31, 2023 and 2022. During the year ended December 31, 2023, Bickford repaid $0.3 million of principal on this note receivable which is reflected in “Gains on sale of real estate, net” in the Consolidated Statement of Income.

As noted previously, we designated a mortgage note receivable of $2.1 million due from Bickford as non-performing during the third quarter of 2023.

Life Care Services - Sagewood

During the year ended December 31, 2021, an affiliate of Life Care Services repaid in full a $61.2 million mortgage note. As a result, we recognized the remaining commitment fee of $0.4 million in “Interest income and other” on the Consolidated Statement of Income for the year ended December 31, 2021.

In the second quarter of 2022, we received repayment of a $111.3 million mortgage note receivable along with all accrued interest and a prepayment fee of $1.1 million which is reflected in “Gain on note receivable payoff” on the Consolidated Statement of Income for the year ended December 31, 2022. Interest income was $5.2 million and $10.2 million and for the years ended December 31, 2022 and 2021, respectively.

Senior Living Communities

We have provided a $20.0 million revolving line of credit to Senior Living whose borrowings under the revolver are to be used for working capital and to finance construction projects within its portfolio, including building additional units. Beginning January 1, 2025, availability under the revolver will be reduced to $15.0 million. The revolver matures in December 2029 at the time of lease maturity. At December 31, 2023, the $16.3 million outstanding under the revolver bears interest at 8.0% per annum.

The Company also has a mortgage loan of $32.7 million with Senior Living that originated in July 2019 secured by a 248-unit CCRC in Columbia, South Carolina. The mortgage loan is for a term of five years with two one-year extensions and carries an interest rate of 7.25%. Additionally, the loan conveys to NHI a purchase option at a stated minimum price of $38.3 million, subject to adjustment for market conditions.

Credit Loss Reserve

Our principal measures of credit quality, except for construction mortgages, are debt service coverage for amortizing loans and interest or fixed charge coverage for non-amortizing loans, collectively referred to as “Coverage”. A Coverage ratio provides a measure of the borrower’s ability to make scheduled principal and interest payments. The Coverage ratios presented in the table below have been calculated utilizing the most recent date for which data is available, September 30, 2023, using EBITDARM (earnings before interest, taxes, depreciation, amortization, rent and management fees) and the requisite debt service, interest service or fixed charges, as defined in the applicable loan agreement. We categorize Coverage into three levels: (i) more than 1.5x, (ii) between 1.0x and 1.5x, and (iii) less than 1.0x. We update the calculation of Coverage on a quarterly basis. Coverage is not a meaningful credit quality indicator for construction mortgages as either these developments are not generating any operating income, or they have insufficient operating income as occupancy levels necessary to stabilize the properties have not yet been achieved. We measure credit quality for these mortgages by considering the construction and stabilization timeline and the financial condition of the borrower as well as economic and market conditions. The tables below present outstanding note balances as of December 31, 2023 at amortized cost.

We consider the guidance in ASC Topic 310-20, Receivables - Nonrefundable Fees and Other Costs, when determining whether a modification, extension or renewal constitutes a current period origination. The credit quality indicator as of December 31, 2023, is presented below for the amortized cost, net by year of origination of ($ in thousands):

	2023	2022	2021	2020	2019	Prior	Total
Mortgages
more than 1.5x	$—	$70,042	$—	$22,337	$32,700	$2,587	$127,666
between 1.0x and 1.5x	1,550	—	—	—	—	14,700	16,250
less than 1.0x	—	—	—	—	6,423	—	6,423
	1,550	70,042	—	22,337	39,123	17,287	150,339
Mezzanine
more than 1.5x	720	—	14,933	—	—	—	15,653
between 1.0x and 1.5x	—	—	23,934	—	—	—	23,934
less than 1.0x	—	—	—	—	—	25,000	25,000
	720	—	38,867	—	—	25,000	64,587
Non-performing
less than 1.0x	—	—	—	2,095	—	24,500	26,595
	—	—	—	2,095	—	24,500	26,595
Revolver
between 1.0x and 1.5x							19,226
							19,226
					Credit loss reserve		(15,476)
							$245,271

Due to the continuing challenges in financial markets and the potential impact on the collectability of our mortgages and other notes receivable, we forecasted a 20% increase in the probability of a default and a 20% increase in the amount of loss from a default on all loans, other than those designated as non-performing, resulting in an effective adjustment of 44%. The methodology for estimating the reserves for non-performing loans incorporates the sufficiency of the under lying collateral and the current conditions and forecasts of future economic conditions of these loans, including qualitative factors, which may differ from conditions existing in the historical period.

The allowance for expected credit losses is presented in the following table for the year ended December 31, 2023 ($ in thousands):

Balance at January 1, 2023	$15,338
Provision for expected credit losses	138
Balance at December 31, 2023	$15,476

Note 5. Senior Housing Operating Portfolio Formation Activities

Effective April 1, 2022, we transitioned the operations of 15 ILFs previously leased pursuant to a triple-net lease into two new ventures comprising our SHOP activities. These new ventures, consolidated by the Company, are structured to comply with REIT requirements and utilize the TRS for activities that would otherwise be non-qualifying for REIT purposes. The properties in each venture are operated by a property manager in exchange for a management fee. The equity structure of these ventures is comprised of preferred and common equity interests. The Company owns 100% of the preferred equity interests in these ventures with an annual fixed preferred return of approximately $10.2 million as of December 31, 2023. Additionally, the managers, or related parties of the managers, own common equity interests in their respective ventures. Each venture is discussed in more detail below.

Merrill Managed Portfolio

We transferred six ILFs located in California and Washington into a consolidated venture with Merrill. Merrill initially contributed $10.6 million in cash for its 20% common equity interest in the venture. In the second quarter of 2023, the members of this venture contributed an additional $4.6 million to fund additional capital expenditures, which was funded in cash in accordance with each member’s common equity interest percentage in the venture. The operating agreement for the venture provides for contingent distributions to the members based on the attainment of certain yields on investment calculated on an annual basis.

The properties are managed by Merrill pursuant to a management agreement with an initial term through March 2032 that automatically renews on a year-to-year basis thereafter unless terminated by either party with notice. The management agreement entitles Merrill to a base management fee of 5% of net revenue and a real estate services fee of 5% of real estate costs incurred during any calendar year that exceed $1,000 times the number of units at each facility. Given certain provisions of the operating agreement, including provisions related to a Company change in control, the noncontrolling interest associated with the venture was determined to be contingently redeemable and classified in mezzanine equity as of December 31, 2023 and 2022, as discussed further in Note 10.

Discovery Managed Portfolio

We transferred nine ILFs located in Arkansas, Georgia, Ohio, Oklahoma, New Jersey, and South Carolina into a consolidated venture with the Discovery member, a related party of Discovery. The Discovery member initially contributed $1.1 million in cash for its 2% common equity interest in the venture. In the fourth quarter of 2023, the members contributed an additional $2.6 million to fund additional capital expenditures, which was funded in cash in accordance with each member’s common equity interest percentage in the venture. The operating agreement for the venture provides for contingent distributions to the members based on the attainment of certain yields on investment calculated on an annual basis. At inception, the noncontrolling interest associated with this venture was determined to be contingently redeemable and classified in mezzanine equity on the Consolidated Balance Sheet. Effective in the fourth quarter of 2022, the operating agreement was amended, resulting in the noncontrolling interest no longer being contingently redeemable. The noncontrolling interest is classified in “Equity” on the Consolidated Balance Sheets as of December 31, 2023 and 2022.

The properties are managed by separate related parties of Discovery pursuant to management agreements, each with an initial term through March 2032 that automatically renews on a year-to-year basis thereafter unless terminated by either party with notice. The management agreements entitle the managers to a base management fee of 5% of net revenue.

Note 6. Equity Method Investment

Concurrently with the acquisition of a CCRC from LCS-Westminster Partnership III, LLP in January 2020, we invested $0.9 million in the operating company, Timber Ridge OpCo, LLC (“Timber Ridge OpCo”) representing a 25% equity interest. This investment is held by a TRS to be compliant with the provisions of the REIT Investment Diversification and Empowerment Act of 2007. As part of our investment, we provided Timber Ridge OpCo a revolving credit facility of up to $5.0 million of which no funds have been drawn.

We account for our investment in Timber Ridge OpCo under the equity method and decrease the carrying value of our investment for losses in the entity and distributions to NHI for cumulative amounts up to and including our basis plus any guaranteed or implied commitments to fund operations. In February 2023, we received $2.5 million from Timber Ridge OpCo, representing the Company’s proportionate share of a lease incentive earned, as discussed in Note 7, based on its equity interest in the entity. Our guaranteed and implied commitments are currently limited to the additional $5.0 million under the revolving credit facility and the $2.5 million lease incentive distribution received. As of December 31, 2023, we have recognized our share of Timber Ridge OpCo’s operating losses in excess of our initial investment. These cumulative losses of $5.0 million in excess of our original basis and the $2.5 million lease incentive distribution received are included in “Accounts payable and accrued expenses” in our Consolidated Balance Sheet as of December 31, 2023. Excess unrecognized equity method losses for the years ended December 31, 2023 and 2022 were $2.7 million and $4.2 million, respectively. Cumulative unrecognized losses were $9.1 million through December 31, 2023. We recognized gains of approximately $0.6 million, representing cash distributions received related to our investment in Timber Ridge OpCo for both the years ended December 31, 2023 and 2022, respectively and losses of approximately $1.5 million related to our investment in Timber Ridge OpCo for year ended December 31, 2021.

The Timber Ridge property is subject to early resident mortgages secured by a Deed of Trust and Indenture of Trust (the “Deed and Indenture”). As part of our acquisition, NHI-LCS JV I, LLC (“Timber Ridge PropCo”) acquired the Timber Ridge CCRC property and a subordination agreement was entered into pursuant to which the trustee acknowledged and confirmed that the security interests created under the Deed and Indenture were subordinate to any security interests granted in connection with the loan made by NHI to Timber Ridge PropCo. In addition, under the terms of the resident loan assumption agreement, during the term of the lease (seven years with two renewal options), Timber Ridge OpCo is to indemnify Timber Ridge PropCo for any repayment by Timber Ridge PropCo of these liabilities under the guarantee. As a result of the subordination agreement and the resident loan assumption agreements, no liability has been recorded as of December 31, 2023. The balance secured by the Deed and Indenture was $11.8 million at December 31, 2023.

Note 7. Other Assets

Other assets, net consist of the following ($ in thousands):

	December 31, 2023	December 31, 2022
SHOP accounts receivable, net of allowance of $343 and $375, and other assets	$1,620	$1,341
Real estate investments accounts receivable and prepaid expenses	3,296	3,621
Lease incentive payments, net	10,669	3,190
Regulatory escrows	6,208	6,208
Restricted cash	2,270	2,225
	$24,063	$16,585

In February 2023, Timber Ridge PropCo, the consolidated senior housing partnership with LCS that owns the Timber Ridge CCRC, paid a $10.0 million lease incentive earned by Timber Ridge OpCo. The lease incentive is being amortized on a straight-line basis through the remaining initial lease term ending January 2027.

Note 8. Debt

Debt consists of the following ($ in thousands):

	December 31, 2023	December 31, 2022
Revolving credit facility - unsecured	$245,000	$42,000
Bank term loans - unsecured	200,000	240,000
2031 Senior Notes - unsecured, net of discount of $2,278 and $2,600	397,722	397,400
Private placement notes - unsecured	225,000	400,000
Fannie Mae term loans - secured, non-recourse	76,241	76,649
Unamortized loan costs	(8,912)	(8,538)
	$1,135,051	$1,147,511

Aggregate principal maturities of debt as of December 31, 2023 for each of the next five years and thereafter are included in the table below. These maturities do not include the impact of any debt incurred or repaid subsequent to December 31, 2023 ($ in thousands):

For The Year Ending December 31,	Amount
2024	$75,425
2025	325,816
2026	245,000
2027	100,000
2028	—
Thereafter	400,000
1,146,241
Less: discount	(2,278)
Less: unamortized loan costs	(8,912)
$1,135,051

Unsecured revolving credit facility and bank term loans

On March 31, 2022, we entered into an unsecured revolving credit agreement (the “2022 Credit Agreement”) providing us with a $700.0 million unsecured revolving credit facility, replacing our previous $550.0 million unsecured revolver. The 2022 Credit Agreement matures in March 2026, but may be extended at our option, subject to the satisfaction of certain conditions, for two additional six-month periods. Borrowings under the 2022 Credit Agreement bear interest, at our election, at one of the following (i) Term Secured Overnight Financing Rate (“SOFR”) (plus a credit spread adjustment) plus a margin ranging from 0.725% to 1.40%, (ii) Daily SOFR (plus a credit spread adjustment) plus a margin ranging from 0.725% to 1.40% or (iii) the base rate plus a margin ranging from 0.00% to 0.40%. In each election, the actual margin is determined according to our credit ratings. The base rate means, for any day, a fluctuating rate per annum equal to the highest of (i) the agent’s prime rate, (ii) the federal funds rate on such day plus 0.50% or (iii) the adjusted Term SOFR for a one-month tenor in effect on such day plus 1.0%. We incurred $4.5 million of deferred financing costs in connection with the 2022 Credit Agreement which are included as a component of “Debt” on the Consolidated Balance Sheets as of December 31, 2023 and 2022.

Concurrently with the execution of the 2022 Credit Agreement, we amended our $300.0 million 2023 Term Loan. The amendment modified the existing covenants to align with provisions in the 2022 Credit Agreement and to accrue interest on borrowings based on SOFR (plus a credit spread adjustment) that were previously based on LIBOR, with no change to the existing applicable interest rate margins. As of December 31, 2022, we had repaid $60.0 million of the 2023 Term Loan.

In the first quarter of 2023, we repaid $20.0 million of the 2023 Term Loan. In June 2023, we entered into the two-year $200.0 million 2025 Term Loan bearing interest at a variable rate which is SOFR-based with a margin determined according to our credit ratings plus a 0.10% credit spread adjustment. The Company incurred approximately $2.7 million of deferred financing cost associated with this loan. The 2025 Term Loan proceeds were used to repay a portion of the remaining $220.0 million 2023 Term Loan balance, which was repaid in full in June 2023. Upon repayment, we expensed approximately $0.1 million of unamortized loan costs associated with this loan which are included in “Loss on early retirement of debt” in our Consolidated Statement of Income for the year ended December 31, 2023.

In March 2022, we repaid a $75.0 million term loan with a maturity in August 2022 with proceeds primarily from the revolving credit facility. The term loan bore interest at a rate of 30-day LIBOR plus 135 basis points (“bps”), based on our current ratings. Upon repayment, we expensed approximately $0.2 million of unamortized loan costs associated with this loan which is included in “Loss on early retirement of debt” in our Consolidated Statement of Income for the year ended December 31, 2022.

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

The 2022 Credit Agreement requires a facility fee equal to 0.125% to 0.30%, based on our credit rating, the facility presently provides for floating interest on the unsecured revolving credit facility and the 2025 Term Loan at SOFR CME Term Option one-month loan (plus a 10 bps spread adjustment) plus 105 bps and a blended 125 bps, respectively. At December 31, 2023 and 2022, the SOFR CME Term Option one-month was 534 bps and 436 bps, respectively.

At December 31, 2023, we had $455.0 million available to draw on the revolving portion of our credit facility, subject to usual and customary covenants. Among other stipulations, the unsecured credit facility agreement requires that we maintain certain financial ratios within limits set by our creditors. At December 31, 2023, we were in compliance with these ratios.

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

The 2031 Senior Notes are subject to affirmative and negative covenants, including financial covenants with which we were in compliance at December 31, 2023.

Private Placement Notes

During 2023, we repaid $175.0 million of the private placement notes primarily with proceeds from the unsecured revolving credit facility.

Our remaining unsecured private placement notes as of December 31, 2023, payable interest-only, are summarized below ($ in thousands):

Amount	Inception	Maturity	Fixed Rate

$75,000	September 2016	September 2024	3.93%
50,000	November 2015	November 2025	4.33%
100,000	January 2015	January 2027	4.51%
$225,000

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

Fannie Mae Term Loans

As of December 31, 2023, we had $60.1 million in Fannie Mae term-debt financing, that originated in March 2015, requiring interest-only payments at an annual rate of 3.79% with a 10-year maturity. The mortgages are non-recourse and secured by 11 properties leased to Bickford. For the year ended December 31, 2021, we recognized a $1.5 million loss on early retirement of debt upon repayment of two Fannie Mae term loans with a combined balance of $17.9 million, plus accrued interest of $0.1 million.

In a December 2017 acquisition, we assumed additional Fannie Mae debt that amortizes through 2025 when a balloon payment will be due, is subject to prepayment penalties until 2024, bears interest at a rate of 4.6%, and has a remaining balance of $16.1 million at December 31, 2023. Collectively, the Fannie Mae debt is secured by properties having a net book value of $100.9 million at December 31, 2023.

Interest Expense and Rate Swap Agreements

On December 31, 2021, our remaining $400.0 million interest rate swap agreements in place to hedge against fluctuations in variable interest rates applicable to our bank loans matured. The matured swaps had an average interest rate of 1.92% for the year ended December 31, 2021.

The following table summarizes interest expense ($ in thousands):

	Year Ended December 31,
	2023	2022	2021
Interest expense on debt at contractual rates	$55,603	$42,487	$40,866
Losses reclassified from accumulated other
comprehensive income into interest expense	—	—	7,286
Capitalized interest	(90)	(46)	(40)
Amortization of debt issuance costs, debt discount and other	2,647	2,476	2,698
Total interest expense	$58,160	$44,917	$50,810

Note 9. Commitments, Contingencies and Uncertainties

In the normal course of business, we enter into a variety of commitments, typically consisting of funding of revolving credit arrangements, construction and mezzanine loans to our operators to conduct expansions and acquisitions for their own account classified below as loan commitments, and commitments for the funding of construction for expansion or renovation to our existing properties under lease classified below as development commitments. In our leasing operations, we offer to our tenants and to sellers of newly acquired properties a variety of inducements that originate contractually as contingencies but which may become commitments upon the satisfaction of the contingent event. Contingent payments earned will be included in the respective lease bases when funded. The tables below summarize our existing, known commitments and contingencies as of December 31, 2023 according to the nature of their impact on our leasehold or loan portfolios ($ in thousands):

	Asset Class	Type	Total	Funded	Remaining
Loan Commitments:
Encore Senior Living	SHO	Construction	$50,725	$(49,846)	$879
Senior Living	SHO	Revolving Credit	20,000	(16,250)	3,750
Timber Ridge OpCo	SHO	Working Capital	5,000	—	5,000
Watermark Retirement	SHO	Working Capital	5,000	(2,976)	2,024
Montecito Medical Real Estate	MOB	Mezzanine Loan	50,000	(20,255)	29,745
			$130,725	$(89,327)	$41,398

See Note 4 for further details of our loan commitments. Loans funded do not include the effects of discounts or commitment fees.

The credit loss liability for unfunded loan commitments is estimated using the same methodology as used for our funded mortgage and other notes receivable based on the estimated amount that we expect to fund. We applied the same market adjustments as discussed in Note 4.

The liability for expected credit losses on our unfunded loans reflected in “Accounts payable and accrued expenses” on the Consolidated Balance Sheets as of December 31, 2023 and 2022 is presented in the following table for the year ended December 31, 2023 ($ in thousands):

Balance at December 31, 2022	$683
Provision for expected credit losses	(404)
Balance at December 31, 2023	$279

	Asset Class	Type	Total	Funded	Remaining
Development Commitments:
Woodland Village	SHO	Renovation	$7,515	$(7,425)	$90
Navion Senior Solutions	SHO	Renovation	3,500	(2,059)	1,441
Vizion Health	SHO	Renovation	2,000	(250)	1,750
SHOP	ILF	Renovation	1,500	(1,221)	279
			$14,515	$(10,955)	$3,560

In addition to these commitments listed above, Discovery PropCo has committed to fund up to $2.0 million toward the purchase of condominium units located at one of the facilities of which $1.0 million had been funded as of December 31, 2023.

As of December 31, 2023, we had the following contingent lease inducement commitments which are generally based on the performance of facility operations and may or may not be met by the tenant ($ in thousands):

	Asset Class	Total	Funded	Remaining
Contingencies (Lease Inducements):
IntegraCare	SHO	$750	—	$750
Navion Senior Solutions	SHO	4,850	(2,700)	2,150
Discovery	SHO	4,000	—	4,000
Ignite Medical Resorts	SNF	2,000	—	2,000
		$11,600	$(2,700)	$8,900

Bickford Contingent Note Arrangement

Related to the sale of six properties to Bickford in 2021 we reached an agreement with Bickford whereby Bickford would owe us up to $4.5 million under a contingent note arrangement. We have the one-time option to determine fair market value of the portfolio between May 1, 2023 and April 30, 2026, at which time the amount owed under the contingent note arrangement, if any, will be determined as the lesser of (i) the difference between the fair market value of the portfolio and $52.1 million, which amount represents the purchase consideration for the portfolio of $52.9 million less $0.8 million in mortgage debt repayment fees previously paid by us associated with this portfolio, and (ii) $4.5 million. Any amount due on the contingent note arrangement will accrue interest at an annual rate of 10% and will be due in five years from the determination date.

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

Note 10. Redeemable Noncontrolling Interest

The interest held by Merrill in its SHOP venture was classified as a “Redeemable noncontrolling interest” in the mezzanine section between Total liabilities and Stockholders’ equity on our Consolidated Balance Sheet as of December 31, 2023 and 2022. Certain provisions within the operating agreement of the Merrill venture provide Merrill with put rights upon certain contingent events that are not solely within the control of the Company. Therefore, Merrill’s noncontrolling interest was determined to be contingently redeemable. The redeemable noncontrolling interest is not currently redeemable and we concluded a contingent redemption event is not probable to occur as of December 31, 2023. Consequently, the noncontrolling interest will not be subsequently remeasured to its redemption amount until such contingent event and the related redemption are probable to occur. We will continue to reflect the attribution of gains or losses to the redeemable noncontrolling interest each period.

The Discovery member’s noncontrolling interest in its SHOP venture was also determined to be contingently redeemable at inception of the arrangement. The Discovery member’s agreement was amended in the fourth quarter of 2022 to remove the contingently redeemable feature, among other things. The noncontrolling interest is presented within the “Liabilities and Equity” section in the Consolidated Balance Sheets as of December 31, 2023 and 2022.

The following table presents the change in “Redeemable noncontrolling interest” for the years ended December 31, 2023 and 2022 ($ in thousands):

	Year Ended December 31,
	2023	2022
Balance at January 1,	$9,825	$—
Initial carrying amount	—	11,738
Reclassification of Discovery member noncontrolling interest	—	(1,030)
Contributions	922	—
Net loss	(1,091)	(843)
Distributions	—	(40)
Balance at December 31,	$9,656	$9,825

Note 11. Equity and Dividends

Share Repurchase Plan

Beginning in April 2022, our Board of Directors has authorized a stock repurchase plan. No common stock was repurchased under this plan during 2023. During the year ended December 31, 2022, we repurchased through open market transactions 2,468,354 shares of common stock for an average price of $61.56 per share, excluding commissions. All shares received were constructively retired upon receipt, and the excess of the purchase price over the par value per share was recorded to “Retained earnings” in the Consolidated Balance Sheet.

On February 16, 2024, our Board of Directors renewed the stock repurchase plan pursuant to which we may purchase up to $160.0 million in shares of our issued and outstanding common stock, par value $0.01 per share. The stock repurchase plan is effective for a period of one year and does not require us to repurchase any specific number of shares. It may be suspended or discontinued at any time. Shares may be repurchased from time-to-time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with the terms of Rule 10b-18 of the Securities Exchange Act of 1934 as amended (the “Exchange Act”) and shall be made in accordance with all applicable laws and regulations in effect. The timing and number of shares repurchased, if any, will depend on a variety of factors, including price, general market and economic conditions, alternative investment opportunities and other corporate considerations.

At-the-Market (“ATM”) Equity Program

Our ATM equity offering sales agreement allows us to sell, from time to time, up to an aggregate sales price of $500 million of the Company’s common shares through the ATM equity program. No shares were issued during the years ended December 31, 2023 and 2022. During the year ended December 31, 2021, we issued 661,951 common shares through the ATM equity program with an average price of $73.62, resulting in net proceeds after transaction costs of approximately $47.9 million.

Dividends

The following table summarizes dividends declared or paid by the Board of Directors during the years ended December 31, 2023 and 2022:

Year Ended December 31, 2023
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
February 17, 2023	March 31, 2023	May 5, 2023	$0.90
May 5, 2023	June 30, 2023	August 4, 2023	$0.90
August 4, 2023	September 29, 2023	November 3, 2023	$0.90
November 3, 2023	December 29, 2023	January 26, 2024	$0.90

Year Ended December 31, 2022
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
February 16, 2022	March 31, 2022	May 6, 2022	$0.90
May 6, 2022	June 30, 2022	August 5, 2022	$0.90
August 5, 2022	September 30, 2022	November 4, 2022	$0.90
November 6, 2022	December 30, 2022	January 27, 2023	$0.90

On February 16, 2024, the Board of Directors declared a $0.90 per share dividend to common stockholders of record on March 28, 2024, payable May 3, 2024.

Note 12. Share-Based Compensation

We recognize share-based compensation for all stock options granted over the requisite service period using the fair value of these grants as estimated at the date of grant using the Black-Scholes pricing model over the requisite service period using the market value of our publicly traded common stock on the date of grant. Restricted stock are issued with a grant date fair value based on the market value of our common stock on the date of grant. The restricted stock vest over five years, with 20% vesting on each anniversary of the date of grant. The restricted stock awards contain non-forfeitable rights to dividends or dividend equivalents during the vesting periods.

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

The Company’s outstanding stock incentive awards have been granted under two incentive plans – the 2012 Stock Incentive Plan and the 2019 Stock Incentive Plan, which was amended and restated in May 2023 (collectively the “2019 Plan”). The individual awards may vest over periods up to five years. The term of the award under the 2019 Plan is up to ten years from the date of grant. As of December 31, 2023, shares available for future grants totaled 4,089,168 under the 2019 Plan.

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

Compensation expense is recognized only for the awards that ultimately vest. Accordingly, forfeitures that were not expected may result in the reversal of previously recorded compensation expense. The following is a summary of share-based compensation expense, net of any forfeitures, included in “General and administrative expenses” in the Consolidated Statements of Income ($ in thousands):

	December 31, 2023	December 31, 2022	December 31, 2021
Shared-based compensation components:
Restricted stock expense	$310	$—	$—
Stock option expense	4,295	8,613	8,415
Total share-based compensation expense	$4,605	$8,613	$8,415

Determining Fair Value of Option Awards

The fair value of each option award was estimated on the grant date using the Black-Scholes option valuation model with the weighted average assumptions indicated in the following table. Each grant is valued as a single award with an expected term based upon expected employee and termination behavior. Compensation expense is recognized on the graded vesting method over the requisite service period for each separately vesting tranche of the award as though the award were, in substance, multiple awards. The expected volatility is derived using daily historical data for periods preceding the date of grant. The risk-free interest rate is the approximate yield on the United States Treasury Strips having a life equal to the expected option life on the date of grant. The expected life is an estimate of the number of years an option will be held before it is exercised.

Stock Options

The weighted average fair value of options granted was $10.56, $11.92 and $14.54 for the years ended December 31, 2023, 2022 and 2021, respectively. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	December 31, 2023	December 31, 2022	December 31, 2021
Dividend yield	6.9%	7.0%	6.7%
Expected volatility	39.0%	49.3%	48.1%
Expected lives	2.9 years	2.9 years	2.9 years
Risk-free interest rate	4.56%	1.75%	0.33%

Stock Option Activity

The following tables summarize our outstanding stock options:

			Weighted Average
	Number	Weighted Average	Remaining
	of Shares	Exercise Price	Contractual Life (Years)
Outstanding December 31, 2020	1,033,838	$83.54
Options granted under 2012 Plan	12,500	$69.20
Options granted under 2019 Plan	639,500	$69.20
Options exercised under 2012 Plan	(20,000)	$60.52
Options forfeited under 2019 Plan	(13,333)	$90.79
Outstanding December 31, 2021	1,652,505	$78.10
Options granted under 2019 Plan	718,000	$53.62
Options exercised under 2019 Plan	(56,832)	$53.41
Options forfeited	(23,000)	$62.33
Options expired	(74,498)	$77.93
Outstanding December 31, 2022	2,216,175	$70.97
Options granted under 2019 Plan	385,500	$54.73
Options exercised	(5,166)	$53.41
Options forfeited	(61,168)	$66.44
Options expired	(88,170)	$64.33
Options outstanding, December 31, 2023	2,447,171	$68.80	2.26

Exercisable at December 31, 2023	2,078,827	$71.40	2.00

			Remaining
Grant	Number	Exercise	Contractual
Date	of Shares	Price	Life in Years
2/21/2019	301,837	$79.96	0.14
2/21/2020	516,000	$90.79	1.15
5/1/2020	7,500	$53.76	1.33
2/25/2021	616,000	$69.20	2.16
2/25/2022	610,834	$53.41	3.16
6/1/2022	25,000	$59.43	3.42
2/24/2023	370,000	$54.73	4.15
Options outstanding, December 31, 2023	2,447,171

The following table summarizes our outstanding non-vested stock options:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested December 31, 2022	515,020	$12.51
Options granted under 2019 Plan	385,500	$11.33
Options vested under 2012 Plan	(4,168)	$14.33
Options vested under 2019 Plan	(505,007)	$12.37
Non-vested options forfeited under 2019 Plan	(23,001)	$11.80
Non-vested December 31, 2023	368,344	$11.48

As of December 31, 2023, unrecognized compensation expense totaling $1.8 million associated with stock-based awards is expected to be recognized over the following periods: 2024 - $1.3 million, 2025 - $0.3 million, and thereafter - $0.2 million. Share-based compensation expense is included in “General and administrative expense” in the Consolidated Statements of Income.

At December 31, 2023, the aggregate intrinsic value of stock options outstanding and exercisable was $1.9 million and $1.3 million, respectfully. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2023, 2022 and 2021 was less than $0.1 million or $1.23 per share; $0.1 million or $6.13 per share, and $0.2 million or $9.27 per share, respectively.

Note 13. Earnings Per Common Share

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

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per common share ($ in thousands, except share and per share amounts):

	Year Ended December 31,
	2023	2022	2021
Net income	$134,381	$65,501	$111,967
Add: net loss (income) attributable to noncontrolling interests	1,273	902	$(163)
Net income attributable to stockholders	135,654	66,403	111,804
Less: net income attributable to unvested restricted stock awards	(57)	—	—
Net income attributable to common stockholders	$135,597	$66,403	$111,804

BASIC:
Weighted average common shares outstanding	43,388,794	44,774,708	45,714,221

DILUTED:
Weighted average common shares outstanding	43,388,794	44,774,708	45,714,221
Stock options	672	19,528	4,823
Convertible debt	—	—	10,453
Weighted average dilutive common shares outstanding	43,389,466	44,794,236	45,729,497

Earnings per common share - basic	$3.13	$1.48	$2.45
Earnings per common share - diluted	$3.13	$1.48	$2.44

Incremental anti-dilutive shares excluded:
Net share effect of stock options with an exercise price in excess of the
average market price for our common shares	802,506	564,803	383,716

Regular dividends declared per common share	$3.60	$3.60	$3.8025

Note 14. Fair Value of Financial Instruments

Carrying amounts and fair values of financial instruments that are not carried at fair value at December 31, 2023 and December 31, 2022 in the Consolidated Balance Sheets are as follows ($ in thousands):

	Carrying Amount		Fair Value Measurement
	2023	2022	2023	2022
Level 2
Variable rate debt	$439,693	$277,699	$445,000	$282,000
Fixed rate debt	$695,358	$869,812	$616,852	$773,994

Level 3
Mortgage and other notes receivable, net	$245,271	$233,141	$237,646	$227,611

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

Carrying amounts of cash and cash equivalents and restricted cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. The fair values of our borrowings under our unsecured revolving credit facility and other variable rate debt are reasonably estimated at their notional amounts at December 31, 2023 and 2022, due to the predominance of floating interest rates, which generally reflect market conditions.

Note 15. Income Taxes

Beginning with our inception in 1991, we have elected to be taxed as a REIT under the Internal Revenue Code. We have recorded state income tax expense of $0.1 million related to a Texas franchise tax that has attributes of an income tax for each of the years ended December 31, 2023, 2022, and 2021. Some of our leases require taxes to be reimbursed by our tenants. State income taxes are combined in “Franchise, excise and other taxes” in our Consolidated Statements of Income.

The Company has a deferred tax asset, which is fully reserved through a valuation allowance, of $2.2 million and $1.5 million as of December 31, 2023 and 2022, respectively. The deferred tax asset is primarily a result of net operating losses from its participation in the operations of a joint venture during the years 2012 through 2016 and by entities that are structured as TRSs under provisions of the Internal Revenue Code. See Notes 5 and 6 for a discussion of SHOP ventures and Timber Ridge OpCo.

The Company made state income tax payments of $0.1 million for each of the years ended December 31, 2023, 2022, and 2021.

Dividend payments to common stockholders for the last three years are characterized for tax purposes as follows on a per share basis:

(Unaudited)	December 31, 2023	December 31, 2022	December 31, 2021
Ordinary income	$2.40807	$2.61966	$2.87799
Capital gain	0.24805	—	0.43890
Return of capital	0.94388	0.98034	0.48562
Dividends paid per common share	$3.60	$3.60	$3.8025

Note 16. Segment Reporting

We evaluate our business and make resource allocations on our two operating segments: Real Estate Investments and SHOP. Our Real Estate Investments segment includes real estate investments and mortgages and other note investments in ILFs, ALFs, EFCs, SLCs, SNFs and a HOSP. Under the Real Estate Investments segment, we invest in senior housing and healthcare real estate through acquisition and financing of primarily single-tenant properties. Properties acquired are primarily leased under triple-net leases, and we are not involved in the management of the properties. The SHOP segment includes multi-tenant ILFs. The SHOP properties and related operations are controlled by the Company and are operated by property managers in exchange for a management fee. See Note 5 for further discussion.

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

Our CODM evaluates performance based upon segment net operating income (“NOI”). We define NOI as total revenues, less tenant reimbursements and property operating expenses. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties. There were no intersegment transactions for either the year ended December 31, 2023 and 2022. Capital expenditures for the year ended December 31, 2023 were approximately $56.9 million for the Real Estate Investments segment and $9.3 million for the SHOP segment. Capital expenditures for the year ended December 31, 2022 were approximately $30.8 million for the Real Estate Investments segment and $3.3 million for the SHOP segment.

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

Summary information for the reportable segments during the year ended December 31, 2023 and 2022 is as follows ($ in thousands):

For the year ended December 31, 2023:	Real Estate Investments	SHOP	Non-segment/Corporate	Total
Rental income	$249,227	$—	$—	$249,227
Resident fees and services	—	48,809	—	48,809
Interest income and other	21,448	—	351	21,799
Total revenues	270,675	48,809	351	319,835
Senior housing operating expenses	—	39,587	—	39,587
Taxes and insurance on leased properties	11,513	—	—	11,513
NOI	259,162	9,222	351	268,735
Depreciation	60,764	9,158	51	69,973
Interest	3,071	—	55,089	58,160
Legal	—	—	507	507
Franchise, excise and other taxes	—	—	449	449
General and administrative	—	—	19,314	19,314
Loan and realty losses, net	1,376	—	—	1,376
Gains on sales of real estate, net	(14,721)	—	—	(14,721)
Loss on operations transfer, net	(20)	—	—	(20)
Other income	(202)	—	—	(202)
Loss on early retirement of debt	—	—	73	73
Gains from equity method investment	(555)	—	—	(555)
Net income (loss)	$209,449	$64	$(75,132)	$134,381

Total assets	$2,202,647	$270,051	$15,782	$2,488,480

For the year ended December 31, 2022:	Real Estate Investments	SHOP	Non-segment/Corporate	Total
Rental income	$217,700	$—	$—	$217,700
Resident fees and services	—	35,796	—	35,796
Interest income and other	24,383	—	315	24,698
Total revenues	242,083	35,796	315	278,194
Senior housing operating expenses	—	28,193	—	28,193
Taxes and insurance on leased properties	9,788	—	—	9,788
NOI	232,295	7,603	315	240,213
Depreciation	64,407	6,408	65	70,880
Interest	3,089	—	41,828	44,917
Legal	—	—	2,555	2,555
Franchise, excise and other taxes	—	—	844	844
General and administrative	—	—	22,768	22,768
Loan and realty losses, net	61,911	—	—	61,911
Gains on sales of real estate, net	(28,342)	—	—	(28,342)
Gain on operations transfer, net	710	—	—	710
Gain on note receivable payoff	(1,113)	—	—	(1,113)
Loss on early retirement of debt	—	—	151	151
Gains from equity method investment	(569)	—	—	(569)
Net income (loss)	$132,202	$1,195	$(67,896)	$65,501

Total assets	$2,225,176	$274,135	$8,113	$2,507,424

Note 17. Variable Interest Entities

Consolidated Variable Interest Entities

SHOP - The assets of the SHOP ventures primarily consist of real estate properties, cash and cash equivalents, and resident fees and services (accounts receivable). The obligations of the ventures primarily consist of operating expenses of the ILFs (accounts payable and accrued expenses) and capital expenditures for the properties. Aggregate assets of the consolidated SHOP ventures that can be used only to settle obligations of each respective SHOP venture primarily include approximately $260.7 million and $260.6 million of real estate properties, net, $7.7 million and $6.9 million of cash and cash equivalents, $0.9 million and $0.7 million of other assets, and $0.8 million and $0.7 million of accounts receivable, net as of December 31, 2023 and 2022, respectively. Liabilities of the consolidated SHOP ventures for which creditors do not have recourse to the general credit of the Company are $4.7 million and $3.3 million as of December 31, 2023 and 2022, respectively. Reference Note 5 for further discussion of these ventures.

Real Estate Partnerships - The aggregate assets of the two consolidated real estate partnerships that can be used only to settle obligations of each respective partnership for the years ended December 31, 2023 and 2022 include approximately $252.5 million and $259.2 million of real estate properties, net, $9.7 million and $7.1 million in straight-line rents receivable, $3.2 million and $3.4 million of cash and cash equivalents and $7.8 million and less than $0.1 million of other assets, respectively. Liabilities of these partnerships for which creditors do not have recourse to the general credit of the Company are not material.

Unconsolidated Variable Interest Entities

The Company’s unconsolidated VIEs are summarized below by date of initial involvement. For further discussion of the nature of the relationships, including the sources of exposure to these VIEs, see the notes cross-referenced below ($ in thousands).

Date	Name	Source of Exposure	Carrying Amount	Maximum Exposure to Loss	Note Reference
2014	Senior Living	Notes and straight-line receivable	$89,406	$93,156	Notes 3, 4
2016	Senior Living Management	Notes	$24,500	$24,500	—
2018	Bickford	Notes and funding commitment	$16,909	$29,550	Notes 3, 4
2019	Encore Senior Living	Various[1]	$56,578	$57,432	—
2020	Timber Ridge OpCo	Various[2]	$1,348	$6,348	Notes 6, 7
2020	Watermark Retirement	Notes and straight-line receivable	$9,551	$11,574	—
2021	Montecito Medical Real Estate	Notes and funding commitment	$20,509	$50,254	Note 4
2021	Vizion Health	Notes and straight-line receivable	$16,481	$16,481	—
2021	Navion Senior Solutions	Various[3]	$7,992	$7,992	—
2023	Kindcare Senior Living	Notes[4]	$751	$751	—

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Control and Procedures. As of December 31, 2023, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) to ensure information required to be disclosed in our filings under the Exchange Act, is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC; and (ii) accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2023.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023. The Company’s independent registered public accounting firm, BDO USA, P.C., has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
National Health Investors, Inc.
Murfreesboro, Tennessee

Opinion on Internal Control over Financial Reporting

We have audited National Health Investors, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules and our report dated February 20, 2024 expressed an unqualified opinion thereon.

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
/s/ BDO USA, P.C.

Nashville, Tennessee
February 20, 2024

ITEM 9B. OTHER INFORMATION.

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2023.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Incorporated by reference from the information in our definitive proxy statement for the 2024 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 11.  EXECUTIVE COMPENSATION.

Incorporated by reference from the information in our definitive proxy statement for the 2024 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference from the information in our definitive proxy statement for the 2024 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Incorporated by reference from the information in our definitive proxy statement for the 2024 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Incorporated by reference from the information in our definitive proxy statement for the 2024 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)    (1)    Financial Statements

    The following financial statements are included in Item 8 of this Annual Report on Form 10-K and are filed as part of this report:

Report of Independent Registered Public Accounting Firm (BDO USA, P.C.; Nashville, TN; PCAOB ID#243)
Consolidated Balance Sheets – At December 31, 2023 and 2022
Consolidated Statements of Income – Years ended December 31, 2023, 2022, and 2021
Consolidated Statements of Comprehensive Income – Years ended December 31, 2023, 2022, and 2021
Consolidated Statements of Cash Flows – Years ended December 31, 2023, 2022, and 2021
Consolidated Statements of Equity – Years ended December 31, 2023, 2022, and 2021
Notes to Consolidated Financial Statements

    (2)    Financial Statement Schedules

The following Financial Statement Schedules are included here following the signature page:

Schedule III - Real Estate and Accumulated Depreciation
Schedule IV - Mortgage Loans on Real Estate

    (3)    Exhibits

    Exhibits required as part of this Annual Report on Form 10-K are listed in the Exhibit Index.

NATIONAL HEALTH INVESTORS, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form S-3 Registration Statement No. 333-192322)
3.2
Articles of Amendment to Articles of Incorporation of National Health Investors, Inc. dated as of June 8, 1994. (incorporated by reference to Exhibit 3.2 to Form S-3 Registration Statement No. 333-194653)

3.3	Amendment to Articles of Incorporation dated May 1, 2009 (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed March 23, 2009)
3.4	Amendment to Articles of Incorporation approved by stockholders on May 2, 2014 (incorporated by reference to Exhibit 3.3 to Form 10-Q filed August 4, 2014)
3.5	Amendment to Articles of Incorporation approved by stockholders on May 6, 2020 (incorporated by reference to Exhibit 3.6 to the Company’s Form 10-Q filed August 10, 2020)
3.6	Amended and Restated Bylaws as approved February 17, 2023, as amended April 27, 2023 (incorporated by reference to Exhibit 3.5 to the Company’s Form 10-Q filed May 9, 2023
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 39 to Form S-11 Registration Statement No. 33-41863, filed in paper - hyperlink is not required pursuant to Rule 105 of Regulation S-T)
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
10.1
Master Agreement to Lease dated as of October 17, 1991 by and between National Health Investors, Inc. and National HealthCorp, L.P. including amendments No. 1 through 4 (incorporated by reference to Exhibit 10.1 to Form 10-K filed February 22, 2020)

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
10.7
Excepted Holder Agreement between the Company and Andrea Adams Brown with Schedule A identifying substantially identical agreements and setting forth the material details in which such agreements differ from this agreement (incorporated by reference to Exhibit 10.2 to Form 10-Q dated November 4, 2010)

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

10.12	Amendment No. 7 to Master Agreement to Lease with NHC (Incorporated by reference to Exhibit 10.32 to Form 10-K filed February 18, 2014)
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

10.21	NHI PropCo, LLC Membership Interest Purchase Agreement (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 7, 2016)
10.22	$75,000,000 of 8-year notes with a coupon of 3.93% issued to a private placement lender (Incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 7, 2016)
10.23	Third Amendment to the Note Purchase Agreement dated as of November 3, 2015, made and entered into as of August 8, 2017 (Incorporated by reference to Exhibit 99.1 to Form 8-K filed August 14, 2017)
10.24	Fifth Amendment to Note Purchase Agreement dated January 13, 2015, made and entered into as of August 8, 2017 (Incorporated by reference to Exhibit 99.2 to Form 8-K filed August 14, 2017)
*10.25	Second Amendment to 2012 Stock Incentive Plan (Incorporated by reference to Appendix A to Definitive Proxy Statement filed March 20, 2018)
10.26
Amendment To Master Lease and Termination Of Guaranty dated as of November 5, 2018, by and among NHI-REIT of Next House, LLC, Myrtle Beach Retirement Residence LLC, Voorhees Retirement Residence LLC, NH Master Tenant LLC, and Holiday AL Holdings LP (Incorporated by reference to Exhibit 99.2 to Form 8-K filed November 6, 2018)

10.27
Term Loan Agreement dated as of September 17, 2018, by and among National Health Investors, Inc., the Lenders Party thereto, and Wells Fargo Bank, National Association as Administrative Agent (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 6, 2018)

10.28
Construction and Term Loan Agreement dated December 21, 2018 between the Company and LCS-Westminster Partnership IV, LLP (Incorporated by reference to Exhibit 10.36 to Form 10-K filed February 19, 2019)

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

10.34	First Amendment dated August 15, 2016 to Note Purchase Agreement dated November 3, 2015 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 8, 2022)
10.35	Second Amendment dated September 30, 2016 to Note Purchase Agreement dated November 3, 2015 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed August 8, 2022)
10.36	Fourth Amendment dated June 29, 2022 to Note Purchase Agreement dated November 3, 2015 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed August 8, 2022)
10.37	Sixth Amendment dated June 29, 2022 to Note Purchase Agreement dated January 13, 2015 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed August 8, 2022)
10.38	Amendment No. 8 to Master Lease Agreement to Lease with NHC (incorporated by reference to Exhibit 10.38 to Form 10-K filed February 21, 2023)
10.39	Amendment No. 9 to Master Lease Agreement to Lease with NHC (incorporated by reference to Exhibit 10.39 to Form 10-K filed February 21, 2023)
10.40	Amendment No. 10 to Master Lease Agreement to Lease with NHC) (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 8, 2022)
*10.41	Amended and Restated National Health Investors, Inc. 2019 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed March 23, 2023)
10.42
Term Loan Agreement dated as of June 16, 2023, by and among National Health Investors, Inc. the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 20, 2023)

21	Subsidiaries (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
97	National Health Investors, Inc. Incentive Compensation Recovery Policy (filed herewith)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Indicates management contract or compensatory plan or arrangement.

ITEM 16. SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.
BY:/s/ D. Eric Mendelsohn
D. Eric Mendelsohn
DATE: February 20, 2024	President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. Eric Mendelsohn	President, Chief Executive Officer and Director	February 20, 2024
D. Eric Mendelsohn	(Principal Executive Officer)

/s/ John L. Spaid	Chief Financial Officer	February 20, 2024
John L. Spaid	(Principal Financial Officer)

/s/ David L. Travis	Chief Accounting Officer	February 20, 2024
David L. Travis	(Principal Accounting Officer)

/s/ W. Andrew Adams	Chairman of the Board	February 20, 2024
W. Andrew Adams

/s/ James R. Jobe	Director	February 20, 2024
James R. Jobe

/s/ Robert A. McCabe, Jr.	Director	February 20, 2024
Robert A. McCabe, Jr.

/s/ Robert T. Webb	Director	February 20, 2024
Robert T. Webb

/s/ Charlotte A. Swafford	Director	February 20, 2024
Charlotte A. Swafford

/s/ Robert G. Adams	Director	February 20, 2024
Robert G. Adams

/s/ Tracy M. J. Colden	Director	February 20, 2024
Tracy M. J. Colden

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2023
($ in thousands)

				Costs
		Initial Cost to Company(C)		Capitalized					Date
			Buildings &	Subsequent to		Buildings &		Accumulated	Acquired/
	Encumbrances(A)	Land	Improvements	Acquisition	Land	Improvements(D)	Total(E)	Depreciation(B)	Constructed
Real Estate Investments
Skilled Nursing Facilities
Anniston, AL	$—	$70	$4,477	$—	$70	$4,477	$4,547	$3,795	10/17/1991
Moulton, AL	—	25	688	—	25	688	713	688	10/17/1991
Avondale, AZ	—	453	6,678	—	453	6,678	7,131	4,642	8/13/1996
Brooksville, FL	—	1,217	16,166	—	1,217	16,166	17,383	5,624	2/1/2010
Crystal River, FL	—	912	12,117	—	912	12,117	13,029	4,216	2/1/2010
Dade City, FL	—	605	8,042	—	605	8,042	8,647	2,798	2/1/2010
Hudson, FL (2 facilities)	—	1,290	22,392	—	1,290	22,392	23,682	13,323	Various
Merritt Island, FL	—	701	8,869	—	701	8,869	9,570	7,832	10/17/1991
New Port Richey, FL	—	228	3,023	—	228	3,023	3,251	1,052	2/1/2010
Plant City, FL	—	405	8,777	—	405	8,777	9,182	7,687	10/17/1991
Stuart, FL	—	787	9,048	—	787	9,048	9,835	8,146	10/17/1991
Trenton, FL	—	851	11,312	—	851	11,312	12,163	3,935	2/1/2010
Glasgow, KY	—	33	2,110	—	33	2,110	2,143	2,069	10/17/1991
Desloge, MO	—	178	3,804	—	178	3,804	3,982	3,804	10/17/1991
Joplin, MO	—	175	4,034	—	175	4,034	4,209	3,381	10/17/1991
Kennett, MO	—	180	4,928	—	180	4,928	5,108	4,814	10/17/1991
Maryland Heights, MO	—	150	4,790	—	150	4,790	4,940	4,675	10/17/1991
St. Charles, MO	—	420	5,512	—	420	5,512	5,932	5,512	10/17/1991
Albany, OR	—	190	10,415	—	190	10,415	10,605	2,959	3/31/2014
Creswell, OR	—	470	8,946	—	470	8,946	9,416	2,439	3/31/2014
Forest Grove, OR	—	540	11,848	—	540	11,848	12,388	3,286	3/31/2014
Anderson, SC	—	308	4,643	—	308	4,643	4,951	4,504	10/17/1991
Greenwood, SC	—	174	3,457	—	174	3,457	3,631	3,291	10/17/1991
Laurens, SC	—	42	3,426	—	42	3,426	3,468	3,185	10/17/1991
Orangeburg, SC	—	300	3,714	—	300	3,714	4,014	1,478	9/25/2008
Athens, TN	—	38	1,463	—	38	1,463	1,501	1,377	10/17/1991
Chattanooga, TN	—	143	2,309	—	143	2,309	2,452	2,300	10/17/1991
Dickson, TN	—	90	3,541	—	90	3,541	3,631	3,294	10/17/1991
Franklin, TN	—	47	1,130	—	47	1,130	1,177	1,130	10/17/1991

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2023
($ in thousands)

				Costs
		Initial Cost to Company(C)		Capitalized					Date
			Buildings &	Subsequent to		Buildings &		Accumulated	Acquired/
	Encumbrances(A)	Land	Improvements	Acquisition	Land	Improvements(D)	Total(E)	Depreciation(B)	Constructed
Hendersonville, TN	—	363	3,837	—	363	3,837	4,200	3,438	10/17/1991
Johnson City, TN	—	85	1,918	—	85	1,918	2,003	1,917	10/17/1991
Lewisburg, TN (2 facilities)	—	46	994	—	46	994	1,040	994	10/17/1991
McMinnville, TN	—	73	3,618	—	73	3,618	3,691	3,283	10/17/1991
Milan, TN	—	41	1,826	—	41	1,826	1,867	1,712	10/17/1991
Pulaski, TN	—	53	3,921	—	53	3,921	3,974	3,536	10/17/1991
Lawrenceburg, TN	—	98	2,900	—	98	2,900	2,998	2,509	10/17/1991
Dunlap, TN	—	35	3,679	—	35	3,679	3,714	3,182	10/17/1991
Smithville, TN	—	35	3,816	—	35	3,816	3,851	3,389	10/18/1991
Somerville, TN	—	26	677	—	26	677	703	678	10/19/1991
Sparta, TN	—	80	1,602	—	80	1,602	1,682	1,547	10/20/1991
Austin, TX	—	606	9,895	—	606	9,895	10,501	2,232	4/1/2016
Canton, TX	—	420	12,330	—	420	12,330	12,750	4,014	4/18/2013
Corinth, TX	—	1,075	13,935	—	1,075	13,935	15,010	4,745	4/18/2013
Ennis, TX	—	986	9,025	—	986	9,025	10,011	3,305	10/31/2011
Euless, TX	—	1,241	12,629	—	1,241	12,629	13,870	3,070	4/1/2016
Fort Worth, TX	—	1,380	14,370	—	1,380	14,370	15,750	2,738	5/10/2018
Garland, TX	—	1,440	14,310	—	1,440	14,310	15,750	2,721	5/10/2018
Gladewater, TX	—	70	17,840	—	70	17,840	17,910	3,835	4/1/2016
Greenville, TX	—	1,800	13,948	—	1,800	13,948	15,748	4,886	10/31/2011
Houston, TX (3 facilities)	—	2,808	42,511	—	2,808	42,511	45,319	15,482	Various
Katy, TX	—	610	13,893	—	610	13,893	14,503	3,159	4/1/2016
Kyle, TX	—	1,096	12,279	—	1,096	12,279	13,375	4,346	6/11/2012
Marble Falls, TX	—	480	14,989	—	480	14,989	15,469	3,331	4/1/2016
McAllen, TX	—	1,175	8,259	—	1,175	8,259	9,434	2,045	4/1/2016
New Braunfels, TX	—	1,430	13,666	—	1,430	13,666	15,096	3,174	2/24/2017
San Antonio, TX (3 facilities)	—	2,370	40,054	—	2,370	40,054	42,424	11,730	Various
Waxahachie, TX	—	1,330	14,349	—	1,330	14,349	15,679	2,879	1/17/2018
Bristol, VA	—	176	2,511	—	176	2,511	2,687	2,511	10/17/1991
Oak Creek, WI	—	2,000	14,903	7,403	2,000	22,306	24,306	3,003	12/7/2018
	—	34,450	516,143	7,403	34,450	523,546	557,996	226,627

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2023
($ in thousands)

				Costs
		Initial Cost to Company(C)		Capitalized						Date
			Buildings &	Subsequent to		Buildings &			Accumulated	Acquired/
	Encumbrances(A)	Land	Improvements	Acquisition	Land	Improvements(D)		Total(E)	Depreciation(B)	Constructed
Assisted Living Facilities
Rainbow City, AL	—	670	11,330	—	670	11,330		12,000	3,211	10/31/2013
Sacramento, CA	—	660	10,840	—	660	10,840		11,500	2,962	6/1/2014
Pueblo West, CO	—	169	7,431	—	169	7,431		7,600	984	7/23/2019
Greensboro, GA	—	672	4,849	631	672	5,480		6,152	1,694	9/15/2011
Ames, IA	3,193	360	4,670	—	360	4,670		5,030	1,377	6/28/2013
Burlington, IA	3,901	200	8,374	—	200	8,374		8,574	2,477	6/28/2013
Cedar Falls, IA	—	260	4,700	30	260	4,730		4,990	1,428	6/28/2013
Ft. Dodge, IA	4,008	100	7,208	—	100	7,208		7,308	2,090	6/28/2013
Iowa City, IA	—	297	2,725	33	297	2,758		3,055	1,040	6/30/2010
Marshalltown, IA	5,714	240	6,208	—	240	6,208		6,448	1,829	6/28/2013
Urbandale, IA	8,113	540	4,292	—	540	4,292		4,832	1,305	6/28/2013
Caldwell, ID	—	320	9,353	—	320	9,353		9,673	2,558	3/31/2014
Aurora, IL	—	1,195	11,713	—	1,195	11,713		12,908	2,743	5/9/2017
Bolingbrook, IL	—	1,290	14,677	—	1,290	14,677		15,967	2,783	3/16/2017
Bourbonnais, IL	7,974	170	16,594	—	170	16,594		16,764	4,743	6/28/2013
Crystal Lake, IL (2 facilities)	—	1,060	30,043	170	1,060	30,213		31,273	5,917	Various
Gurnee, IL	—	1,244	13,856	—	1,244	13,856		15,100	1,781	9/10/2019
Moline, IL	3,896	250	5,630	—	250	5,630		5,880	1,674	6/28/2013
Oswego, IL	—	390	20,957	212	390	21,169		21,559	4,251	6/1/2016
Quincy, IL	6,055	360	12,403	—	360	12,403		12,763	3,596	6/28/2013
Rockford, IL	6,412	390	12,575	—	390	12,575		12,965	3,664	6/28/2013
South Barrington, IL	—	1,610	13,456	—	1,610	13,456	—	15,066	2,604	3/16/2017
St. Charles, IL	—	820	22,188	252	820	22,440		23,260	4,547	6/1/2016
Tinley Park, IL	—	1,622	11,354	—	1,622	11,354		12,976	2,765	6/23/2016
Attica, IN	—	284	7,891	—	284	7,891		8,175	874	5/1/2020
Carmel, IN	—	463	7,055	—	463	7,055		7,518	2,346	11/12/2014
Crawfordsville, IN	—	300	1,961	—	300	1,961		2,261	921	6/28/2013
Crown Point, IN	—	574	7,336	353	574	7,689		8,263	2,473	10/30/2013
Greenwood, IN	—	791	7,020	227	791	7,247		8,038	2,418	11/7/2013
Linton, IN	—	60	6,015	—	60	6,015		6,075	668	5/1/2020
Bastrop, LA	—	325	2,456	—	325	2,456		2,781	880	4/30/2011
Bossier City, LA	—	500	3,344	—	500	3,344		3,844	1,230	4/30/2011

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2023
($ in thousands)

				Costs
		Initial Cost to Company(C)		Capitalized						Date
			Buildings &	Subsequent to		Buildings &			Accumulated	Acquired/
	Encumbrances(A)	Land	Improvements	Acquisition	Land	Improvements(D)		Total(E)	Depreciation(B)	Constructed
Minden, LA	—	280	1,698	—	280	1,698		1,978	606	4/30/2011
West Monroe, LA	—	770	5,627	—	770	5,627		6,397	1,953	4/30/2011
Frederick, MD	—	1,942	17,415	—	1,942	17,415		19,357	486	2/4/2023
Battle Creek, MI	—	398	3,093	197	398	3,290		3,688	1,357	10/19/2009
Lansing, MI	—	1,020	9,684	174	1,020	9,858		10,878	2,022	10/19/2009
Okemos, MI	—	340	8,082	—	340	8,082		8,422	3,123	11/19/2009
Shelby, MI	—	1,588	13,512	—	1,588	13,512		15,100	1,610	1/27/2020
Champlin, MN	—	980	4,475	—	980	4,475		5,455	1,664	3/10/2010
Hugo, MN	—	400	3,945	113	400	4,058		4,458	1,440	3/10/2010
Maplewood, MN	—	1,700	6,544	—	1,700	6,544		8,244	2,433	3/10/2010
North Branch, MN	—	595	3,053	—	595	3,053		3,648	1,165	3/10/2010
Mahtomedi, MN	—	515	8,825	—	515	8,825		9,340	999	12/27/2019
Charlotte, NC	—	650	17,663	2,000	650	19,663		20,313	4,642	7/1/2015
Durham, NC	—	860	7,752	994	860	8,746		9,606	1,183	12/15/2017
Hendersonville, NC (2 facilities)	—	3,120	12,980	—	3,120	12,980		16,100	2,661	3/16/2017
Lincoln, NE	8,418	380	10,904	—	380	10,904		11,284	3,116	6/28/2013
Omaha, NE (2 facilities)	2,455	1,110	15,437	851	1,110	16,288		17,398	4,099	Various
Las Vegas, NV	—	1,951	16,184	—	1,951	16,184		18,135	447	2/14/2023
Arlington, OH	—	570	7,917	—	570	7,917		8,487	1,965	4/30/2018
Columbus, OH	—	530	6,776	—	530	6,776		7,306	1,757	4/30/2018
Lancaster, OH	—	530	20,530	—	530	20,530		21,060	5,224	7/31/2015
Middletown, OH	—	940	15,548	—	940	15,548		16,488	4,059	10/31/2014
Rocky River, OH	—	650	4,189	—	650	4,189		4,839	871	4/30/2018
Worthington, OH	—	—	18,869	1,476	—	20,345	—	20,345	3,996	4/30/2018
McMinnville, OR	—	390	9,183	—	390	9,183		9,573	1,959	8/31/2016
Portland, OR	—	930	25,270	—	930	25,270		26,200	4,622	8/31/2015
Erie, PA	—	1,030	15,206	914	1,030	16,120	—	17,150	2,418	4/30/2018
Reading, PA	—	1,027	11,179	—	1,027	11,179		12,206	1,536	5/31/2019
Manchester, TN	—	534	6,068	—	534	6,068		6,602	522	6/3/2021
Chesapeake, VA	—	1,746	15,542	—	1,746	15,542		17,288	436	2/9/2023
Fredericksburg, VA	—	1,615	9,271	—	1,615	9,271		10,886	2,238	9/20/2016
Midlothian, VA	—	1,646	8,635	—	1,646	8,635		10,281	2,155	10/31/2016
Suffolk, VA	—	1,022	9,320	—	1,022	9,320		10,342	2,064	3/25/2016
Virginia Beach, VA	—	2,052	15,148	—	2,052	15,148		17,200	451	11/10/2022

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2023
($ in thousands)

				Costs
		Initial Cost to Company(C)		Capitalized						Date
			Buildings &	Subsequent to			Buildings &		Accumulated	Acquired/
	Encumbrances(A)	Land	Improvements	Acquisition	Land		Improvements(D)	Total(E)	Depreciation(B)	Constructed

Bellevue, WI	—	504	11,796	—	504		11,796	12,300	1,192	9/30/2020
Oshkosh, WI	—	542	12,758	—	542		12,758	13,300	608	4/29/2022
	60,139	53,043	700,582	8,627	53,043		709,209	762,252	148,912

Independent Living Facilities
Vero Beach, FL	—	550	37,450	2,543	550	350	39,993	40,543	5,343	2/1/2019
Columbus, IN	—	348	6,124	—	348		6,124	6,472	812	5/31/2019
St. Charles, MO	—	344	3,181	—	344		3,181	3,525	2,778	10/17/1991
Tulsa, OK	16,102	1,980	32,620	502	1,980		33,122	35,102	5,698	12/1/2017
Chattanooga, TN	—	9	1,567	1	9		1,568	1,577	1,473	10/17/1991
Johnson City, TN	—	55	4,077	—	55		4,077	4,132	3,375	10/17/1991
Chehalis, WA	—	1,980	7,710	7,445	1,980		15,155	17,135	2,686	1/15/2016
	16,102	5,266	92,729	10,491	5,266		103,220	108,486	22,165

Senior Living Campuses
Michigan City, IN	—	974	22,667	—	974		22,667	23,641	2,973	5/31/2019
Portage, IN	—	661	21,959	—	661		21,959	22,620	2,887	5/31/2019
Needham, MA	—	5,500	45,157	1,451	5,500		46,608	52,108	7,268	1/15/2019
Salisbury, MD	—	1,876	44,084	471	1,876		44,555	46,431	6,081	5/31/2019
Roscommon, MI	—	44	6,005	1	44		6,006	6,050	1,525	8/31/2015
Mt. Airy, NC	—	1,370	7,470	150	1,370		7,620	8,990	1,992	12/17/2014
McMinnville, OR	—	410	26,667	—	410		26,667	27,077	5,375	8/31/2016
Silverdale, WA	—	1,750	23,860	2,167	1,750		26,027	27,777	8,021	8/16/2012
	—	12,585	197,869	4,240	12,585		202,109	214,694	36,122

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2023
($ in thousands)

				Costs
		Initial Cost to Company(C)		Capitalized					Date
			Buildings &	Subsequent to		Buildings &		Accumulated	Acquired/
	Encumbrances(A)	Land	Improvements	Acquisition	Land	Improvements(D)	Total(E)	Depreciation(B)	Constructed

Entrance-Fee Communities
Bridgeport, CT	—	4,320	23,494	5,809	4,320	29,303	33,623	6,582	6/2/2016
North Branford, CT	—	7,724	64,430	—	7,724	64,430	72,154	13,231	11/3/2016
Southbury, CT	—	10,320	17,143	6,178	10,320	23,321	33,641	4,806	6/2/2016
Fernandina Beach, FL	—	1,430	63,420	1,522	1,430	64,942	66,372	16,255	12/17/2014
St. Simons Island, GA	—	8,770	38,070	963	8,770	39,033	47,803	9,930	12/17/2014
Winston-Salem, NC	—	8,700	73,920	507	8,700	74,427	83,127	18,517	12/17/2014
Greenville, SC	—	5,850	90,760	—	5,850	90,760	96,610	22,216	12/17/2014
Myrtle Beach, SC	—	3,910	82,140	542	3,910	82,682	86,592	20,703	12/17/2014
Pawleys Island, SC	—	1,480	38,620	460	1,480	39,080	40,560	10,088	12/17/2014
Spartanburg, SC	—	900	49,190	1,021	900	50,211	51,111	12,615	12/17/2014
Issaquah, WA	—	4,370	130,522	—	4,370	130,522	134,892	14,679	01/31/2020
	—	57,774	671,709	17,002	57,774	688,711	746,485	149,622

Hospitals
Tulsa, OK	—	1,470	38,780	250	1,470	39,030	40,500	2,691	5/28/2021
	—	1,470	38,780	250	1,470	39,030	40,500	2,691
Total real estate investments properties	76,241	164,588	2,217,812	48,013	164,588	2,265,825	2,430,413	586,139

Senior Housing Operating
Independent Living Facilities
Fort Smith, AR	—	590	22,447	486	590	22,933	23,523	6,080	4/01/2022
Rogers, AR	—	1,470	25,282	697	1,470	25,979	27,449	6,839	4/01/2022
Fresno, CA	—	420	10,899	404	420	11,303	11,723	3,052	4/01/2022
Modesto, CA	—	1,170	22,673	727	1,170	23,400	24,570	6,067	4/01/2022
Pinole, CA	—	1,020	18,066	722	1,020	18,788	19,808	4,881	4/01/2022
Roseville, CA	—	630	31,343	928	630	32,271	32,901	8,391	4/01/2022
West Covina, CA	—	940	20,280	1,545	940	21,825	22,765	5,525	4/01/2022
Athens, GA	—	910	31,940	1,085	910	33,025	33,935	8,601	4/01/2022
Columbus, GA	—	570	8,639	663	570	9,302	9,872	2,515	4/01/2022
Voorhees, NJ	—	670	23,710	1,292	670	25,002	25,672	6,417	4/01/2022
Gahanna, OH	—	920	22,919	423	920	23,342	24,262	6,244	4/01/2022

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2023
($ in thousands)

				Costs
		Initial Cost to Company(C)		Capitalized					Date
			Buildings &	Subsequent to		Buildings &		Accumulated	Acquired/
	Encumbrances(A)	Land	Improvements	Acquisition	Land	Improvements(D)	Total(E)	Depreciation(B)	Constructed
Broken Arrow, OK	—	2,660	18,477	518	2,660	18,995	21,655	5,082	4/01/2022
Greenville, SC	—	560	16,547	939	560	17,486	18,046	4,597	4/01/2022
Myrtle Beach, SC	—	1,310	26,229	1,434	1,310	27,663	28,973	7,115	4/01/2022
Vancouver, WA	—	1,030	19,183	2,027	1,030	21,210	22,240	5,254	4/01/2022
Total senior housing operating properties	—	14,870	318,634	13,890	14,870	332,524	347,394	86,660

Corporate office	—	1,291	677	583	1,291	1,260	2,551	477
	$76,241	$180,749	$2,537,123	$62,486	$180,749	$2,599,609	$2,780,358	$673,276

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
(D) Includes construction in progress.
(E) At December 31, 2023, the tax basis of the Company’s net real estate assets was $2.1 billion.

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021
($ in thousands)
	December 31,
	2023	2022	2021
Investment in Real Estate:
Balance at beginning of period	$2,729,898	$2,894,548	$3,265,070
Additions through cash expenditures	49,556	10,993	50,346
Change in accounts payable related to investments in real estate construction & equipment	325	(69)	(388)
Change in other assets related to investments in real estate	454	200	—
Right of use asset in exchange for lease liability	101	—	—
Operating equipment received in lease termination	—	1,287	—
Real estate acquired in exchange for non-cash rental income	2,500	3,000	—
Real estate acquired in exchange for mortgage notes receivable	14,200	23,071	—
Sale of properties for cash	(19,326)	(104,691)	(276,429)
Properties classified as held for sale	(11,970)	(84,761)	(137,651)
Property reclassified as held for use	15,793	7,851	—
Impairment of property	(1,173)	(21,531)	(6,400)
Balance at end of period	$2,780,358	$2,729,898	$2,894,548

Accumulated Depreciation:
Balance at beginning of period	$611,688	$576,668	$597,638
Addition charged to costs and expenses	69,973	70,880	80,798
Amortization of right-of-use asset	38	36	36
Sale of properties	(4,851)	(25,643)	(70,063)
Properties classified as held for sale	(6,965)	(11,092)	(31,741)
Property reclassified as held for use	3,393	839	—
Balance at end of period	$673,276	$611,688	$576,668

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2023
			Monthly				Amount Subject To
	Interest	Maturity	Payment	Prior	Original	Carrying	Delinquent Principal
	Rate	Date	Terms	Liens	Face Amount	Amount	or Interest
					($ in thousands)
First Mortgages:
Skilled nursing facilities:
Lexington, VA	8.0%	2032-12-31	$21,000		$3,089	$1,326
Brookneal, VA	8.0%	2031-12-31	$21,000		$2,780	$1,261
Austin/San Antonio, TX	7.25%	2027-11-30	Interest Only		$42,500	$42,380

Assisted living facilities:
Oviedo, FL	8.25%	2025-07-31	Interest Only		$10,000	$10,000
Indianapolis, IN	7.0%	2022-12-31	Interest Only		$6,423	$6,423
Wabash, IN	7.0%	2025-12-31	Interest Only		$4,000	$2,094

Entrance-fee communities:
Columbia, SC	7.25%	2024-12-31	Interest Only		$32,700	$32,700

Second Mortgages:
Winter Park, FL	12.0%	2025/10/31	Interest Only		$1,550	$1,550

Construction Loans:
Canton, MI	9.0%	2023-12-31	Interest Only		$14,700	$14,700
Fitchburg, WI	8.50%	2026-01-28	Interest Only		$28,525	$27,662
Sussex, WI	8.50%	2024-12-31	Interest Only		$22,200	$22,337

						$162,433	$—

At December 31, 2023, the tax basis of our mortgage loans on real estate was $175.2 million. Balloon payments on our interest only mortgage receivables are equivalent to the carrying amounts listed above except for unamortized commitment fees of $32.5 thousand.

See the notes to our consolidated financial statements for more information on our mortgage loan receivables.

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021
($ in thousands)
	December 31,
	2023	2022	2021
Reconciliation of mortgage loans on real estate
Balance at beginning of period	$164,576	$230,927	$259,491
Additions:
New mortgage loans	15,083	67,978	33,160
Amortization of loan discount and commitment fees	428	907	741
Total Additions	15,511	68,885	33,901

Deductions:
Loan commitment fees received	—	497	—
Mortgage notes receivable related to investments in real estate	14,200	23,071	—
Collection of principal, less recoveries of previous write-downs	3,454	111,668	62,465
Total Deductions	17,654	135,236	62,465

Balance at end of period	$162,433	$164,576	$230,927