Form 10-Q
period 2024-03-31
NATIONAL HEALTH INVESTORS INC
filed 2024-05-06
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	_____________	to	_____________

Commission File Number 001-10822
National Health Investors, Inc.
(Exact name of registrant as specified in its charter)

Maryland		62-1470956
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

222 Robert Rose Drive
Murfreesboro	Tennessee	37129
(Address of principal executive offices)		(Zip Code)

(615)	890-9100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	NHI	New York Stock Exchange

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

There were 43,424,841 shares of common stock outstanding of the registrant as of May 1, 2024.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets:
Real estate properties:
Land	$180,749	$180,749
Buildings and improvements	2,596,232	2,593,696
Construction in progress	6,389	5,913
	2,783,370	2,780,358
Less accumulated depreciation	(690,790)	(673,276)
Real estate properties, net	2,092,580	2,107,082
Mortgage and other notes receivable, net of reserve of $15,475 and $15,476, respectively	258,874	245,271
Cash and cash equivalents	11,357	22,347
Straight-line rent receivable	84,257	84,713
Assets held for sale, net	5,004	5,004
Other assets, net	26,053	24,063
Total Assets(a)	$2,478,125	$2,488,480

Liabilities and Stockholders’ Equity:
Debt	$1,139,266	$1,135,051
Accounts payable and accrued expenses	26,782	34,304
Dividends payable	39,082	39,069
Deferred income	5,429	6,009
Total Liabilities(a)	1,210,559	1,214,433

Commitments and contingencies

Redeemable noncontrolling interest	9,425	9,656

National Health Investors, Inc. Stockholders’ Equity:
Common stock, $0.01 par value, 100,000,000 shares authorized;
43,424,841 and 43,409,841 shares issued and outstanding, respectively	434	434
Capital in excess of par value	1,605,912	1,603,757
Retained earnings	2,497,791	2,466,844
Cumulative dividends	(2,856,165)	(2,817,083)
Total National Health Investors, Inc. Stockholders’ Equity	1,247,972	1,253,952
Noncontrolling interests	10,169	10,439
Total Equity	1,258,141	1,264,391
Total Liabilities and Equity	$2,478,125	$2,488,480

(a) The consolidated balance sheets include the following amounts related to our consolidated Variable Interest Entities (VIEs): $510.1 million and $513.2 million of Real estate properties, net; $5.4 million and $10.9 million of Cash and cash equivalents;$9.7 million and $9.7 million of Straight-line rent receivable; $9.8 million and $9.4 million of Other assets, net; and $2.6 million and $4.7 million of Accounts payable and accrued expenses, in each case as of March 31, 2024 and December 31, 2023, respectively.

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements. The Condensed Consolidated Balance Sheet at December 31, 2023 was derived from the audited consolidated financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2024	2023
	(unaudited)
Revenues:
Rental income	$62,187	$65,299
Resident fees and services	13,256	11,700
Interest income and other	6,070	5,389
	81,513	82,388
Expenses:
Depreciation	17,505	17,617
Interest	14,869	14,027
Senior housing operating expenses	10,314	9,799
Legal	236	122
Franchise, excise and other taxes	(187)	183
General and administrative	5,642	5,653
Taxes and insurance on leased properties	2,733	2,619
Loan and realty losses (gains)	10	(418)
	51,122	49,602
Gains on sales of real estate, net	100	1,397
Gains from equity method investment	166	—
Net income	30,657	34,183
Add: net loss attributable to noncontrolling interests	290	301
Net income attributable to stockholders	30,947	34,484
Less: net income attributable to unvested restricted stock awards	(32)	—
Net income attributable to common stockholders	$30,915	$34,484

Weighted average common shares outstanding:
Basic	43,388,841	43,388,742
Diluted	43,424,550	43,391,429

Earnings per common share - basic	$0.71	$0.79
Earnings per common share - diluted	$0.71	$0.79

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Three Months Ended
	March 31,
	2024	2023
	(unaudited)
Cash flows from operating activities:
Net income	$30,657	$34,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,505	17,617
Amortization of debt issuance costs, debt discounts and prepaids	1,440	1,048
Amortization of commitment fees and note receivable discounts	(94)	(148)
Amortization of lease incentives	723	299
Straight-line rent adjustments	308	(2,097)
Non-cash rental income	—	(2,500)
Non-cash interest income on mortgage and other notes receivable	(25)	(376)
Gains on sales of real estate, net	(100)	(1,397)
Gains from equity method investment	(166)	—
Loan and realty losses (gains)	10	(418)
Payment of lease incentive	—	(10,000)
Non-cash share-based compensation	2,155	2,105
Changes in operating assets and liabilities:
Other assets, net	(3,631)	(3,772)
Accounts payable and accrued expenses	(7,523)	(3,277)
Deferred income	(432)	(219)
Net cash provided by operating activities	40,827	31,048
Cash flows from investing activities:
Investments in mortgage and other notes receivable	(16,004)	(7,219)
Collections of mortgage and other notes receivable	2,621	7,211
Acquisitions of real estate	—	(38,081)
Proceeds from sales of real estate	—	10,201
Investments in renovations of existing real estate	(2,293)	(1,147)
Investments in equipment	(683)	(986)
Distributions from equity method investment	166	2,500
Net cash used in investing activities	(16,193)	(27,521)
Cash flows from financing activities:
Proceeds from revolving credit facility	59,000	192,000
Payments on revolving credit facility	(55,500)	(19,000)
Payments on term loans	(105)	(145,103)
Distributions to noncontrolling interests	(248)	(363)
Dividends paid to stockholders	(39,069)	(39,050)
Proceeds from noncontrolling interest	—	2,000
Net cash used in financing activities	(35,922)	(9,516)
Decrease in cash and cash equivalents and restricted cash	(11,288)	(5,989)
Cash and cash equivalents and restricted cash, beginning of period	24,617	21,516
Cash and cash equivalents and restricted cash, end of period	$13,329	$15,527
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Three Months Ended
	March 31,
	2024	2023
	(unaudited)
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$16,949	$15,878
Supplemental disclosure of non-cash investing and financing activities:
Real estate acquired in exchange for mortgage note receivable	$—	$14,200
Change in accounts payable related to renovations of existing real estate	$36	$20
Change in accounts payable related to distributions to noncontrolling interests	$37	$90
Reclassification of prepaid equity issuance costs to capital in excess of par value	$—	$275

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Cumulative Dividends	Total National Health Investors, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances at December 31, 2023	43,409,841	$434	$1,603,757	$2,466,844	$(2,817,083)	$1,253,952	$10,439	$1,264,391
Distributions declared to noncontrolling interests, excluding $6 attributable to redeemable noncontrolling interest	—	—	—	—	—	—	(205)	(205)
Net income, excluding a loss of $225, attributable to redeemable noncontrolling interest	—	—	—	30,947	—	30,947	(65)	30,882
Grants of restricted stock	15,000	—	—	—	—	—		—
Share-based compensation	—	—	2,155	—	—	2,155	—	2,155
Dividends declared, $0.90 per common share	—	—	—	—	(39,082)	(39,082)	—	(39,082)
Balances at March 31, 2024	43,424,841	$434	$1,605,912	$2,497,791	$(2,856,165)	$1,247,972	$10,169	$1,258,141

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Cumulative Dividends	Total National Health Investors Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances at December 31, 2022	43,388,742	$434	$1,599,427	$2,331,190	$(2,660,826)	$1,270,225	$9,856	$1,280,081
Noncontrolling interests capital contribution	—	—	—	—	—	—	2,000	2,000
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(273)	(273)
Net income, excluding a loss of $305 attributable to redeemable noncontrolling interest	—	—	—	34,484	—	34,484	4	34,488
Equity issuance cost	—	—	(275)	—	—	(275)	—	(275)
Share-based compensation	—	—	2,105	—	—	2,105	—	2,105
Dividends declared, $0.90 per common share	—	—	—	—	(39,050)	(39,050)	—	(39,050)
Balances at March 31, 2023	43,388,742	$434	$1,601,257	$2,365,674	$(2,699,876)	$1,267,489	$11,587	$1,279,076

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
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

Our Real Estate Investments segment consists of real estate investments and leases, and mortgage and other notes receivables in independent living facilities (“ILF”), assisted living facilities (“ALF”), entrance-fee communities (“EFC”), senior living campuses (“SLC”), skilled nursing facilities (“SNF”) and a hospital (“HOSP”). As of March 31, 2024, we had gross investments of approximately $2.4 billion in 163 healthcare real estate properties located in 31 states and leased pursuant primarily to triple-net leases to 25 tenants consisting of 97 senior housing communities, 65 SNFs and one HOSP, excluding one property classified as an asset held for sale. Our portfolio of nine mortgages along with other notes receivable totaled $274.3 million, excluding an allowance for expected credit losses of $15.5 million, as of March 31, 2024.

Our SHOP segment is comprised of two ventures that own the operations of ILFs. For this segment, as of March 31, 2024, we had gross investments of approximately $348.7 million in 15 ILFs located in eight states with a combined 1,732 units that are operated on behalf of the Company by independent managers pursuant to the terms of separate management agreements. The third-party managers, or related parties of the managers, own equity interests in the respective ventures. Units, beds and property count disclosures in these footnotes to the condensed consolidated financial statements are outside the scope of our independent registered accounting firm’s review.

Note 2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial statements. In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation. Interim results of operations are not necessarily indicative of the results that may be achieved for a full year. The condensed consolidated financial statements and related notes do not include all information and footnotes required by GAAP for annual reports. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023, included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”).

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

Our consolidated total assets and liabilities include two consolidated ventures comprising our SHOP activities, each formed with a separate partner - Merrill Gardens, L.L.C. (“Merrill”) and DSHI NHI Holiday LLC (the “Discovery member”), a related party of Discovery Senior Living (“Discovery”). We consider both ventures to be VIEs as the members of each, as a group, lack the characteristics of a controlling financial interest. We are deemed to be the primary beneficiary of each VIE because we have the ability to control the activities that most significantly impact each VIE’s economic performance. Reference Notes 5 and 16 for further discussion of our SHOP ventures.

We also consolidate two real estate partnerships formed with our partners, Discovery Senior Housing Investor XXIV, LLC, a related party of Discovery and LCS Timber Ridge LLC (“LCS”) to invest in senior housing facilities. We consider both partnerships to be VIEs, as either the members, as a group, lack the characteristics of a controlling financial interest or the total equity at risk is insufficient to finance activities without additional subordinated financial support. NHI directs the activities that most significantly impact economic performance of these partnerships, subject to limited protective rights extended to our partners for specified business decisions. Because of our control of these partnerships, we include their assets, liabilities, noncontrolling interests and operations in our condensed consolidated financial statements. Reference Note 16 for further discussion of these real estate partnerships.

We use the equity method of accounting when we own an interest in an entity over which we can exert significant influence but cannot control the entity’s operations. We discontinue equity method accounting if our investment in an entity (and net advances) is reduced to zero unless we have guaranteed obligations of the entity or are otherwise committed to provide further financial support for the entity. Reference Note 6 for further discussion of our equity method investment.

We have concluded that the Company is not the primary beneficiary for certain investments where we lack either directly or through related parties the power to direct the activities that most significantly impact their economic performance. See Note 16 for information on unconsolidated VIEs.

Noncontrolling Interests

Contingently redeemable noncontrolling interests are recorded at their initial carrying amounts upon issuance and are subsequently adjusted to reflect their share of gains or losses and distributions attributable to the noncontrolling interests. In periods where they are or will become probable of redemption, an adjustment to the redemption value of the noncontrolling interests is also recognized through “Capital in excess of par value” on the Company’s Condensed Consolidated Balance Sheets and included in our computation of earnings per share. As of March 31, 2024, the Merrill SHOP venture noncontrolling interest was classified in mezzanine equity, as discussed further in Note 10.

The noncontrolling interests associated with our two consolidated real estate partnerships and our Discovery member SHOP venture were classified in equity as of March 31, 2024.

Cash and Cash Equivalents and Restricted Cash

Cash equivalents consist of all highly liquid investments with original maturities of three months or less. Restricted cash includes amounts required to be held on deposit or subject to an agreement (e.g., with a qualified intermediary subject to an exchange agreement pursuant to Section 1031 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) or in accordance with agency agreements governing our mortgages).

The following table sets forth our “Cash and cash equivalents and restricted cash” reported within the Company’s Condensed Consolidated Statements of Cash Flows ($ in thousands):

	March 31, 2024	March 31, 2023
Beginning of period:
Cash and cash equivalents	$22,347	$19,291
Restricted cash (included in Other assets, net)	2,270	2,225
Cash, cash equivalents, and restricted cash	$24,617	$21,516
End of period:
Cash and cash equivalents	$11,357	$13,875
Restricted cash (included in Other assets, net)	1,972	1,652
Cash, cash equivalents, and restricted cash	$13,329	$15,527

Concentration of Credit Risks

Our credit risks primarily relate to cash and cash equivalents and investments in mortgage and other notes receivable. Cash and cash equivalents are primarily held in bank accounts and overnight investments. We maintain our bank deposit accounts with large financial institutions in amounts that may exceed federally insured limits. We have not experienced any losses in such accounts. Our mortgage and other notes receivable consist primarily of secured loans on facilities.

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

Revenue Recognition

Rental Income - Our leases generally provide for rent escalators throughout the term of the lease. Base rental income is recognized using the straight-line method over the term of the lease to the extent that lease payments are considered collectable and the lease provides for specific contractual escalators. Under certain leases, we receive additional contingent rent, which is calculated on the increase in revenues of the tenant over a base year or base quarter. We recognize contingent rent annually or quarterly based on the actual revenues of the tenant once the target threshold has been achieved. Lease payments that depend on a factor directly related to future use of the property, such as an increase in annual revenues over a base year, are considered to be contingent rent and are excluded from the schedule of minimum lease payments.

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

Residency agreements are generally short-term (30 days to one year), and entitle the resident to certain room and care services for a monthly fee billed in advance. Revenue for certain related services is billed monthly in arrears. The Company has elected the lessor practical expedient within Accounting Standards Codification (“ASC”) 842, Leases, not to separate the lease and nonlease components within our resident agreements as the timing and pattern of transfer to the resident are the same. The Company has determined that the nonlease component is the predominant component within the contract and will recognize revenue under ASC 606, Revenue Recognition from Contracts with Customers.

Interest Income from Mortgage and Other Notes Receivable

Interest income is recognized based on the interest rates and principal amounts outstanding on the notes receivable. We identify a mortgage note as non-performing based on various criteria including timeliness of required payments, compliance with other provisions under the related note agreement, and an evaluation of the borrower’s current financial condition for indicators that it is probable it cannot pay its contractual amounts. A non-performing loan is returned to accrual status at such time as the note becomes contractually current and management believes all future principal and interest will be received according to the contractual terms of the note. As of March 31, 2024, we had two mortgage notes receivable and a mezzanine loan totaling an aggregate of $26.5 million due from affiliates of two operators/borrowers, including Bickford Senior Living (“Bickford”), designated as non-performing.

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

Certain activities that we undertake may be conducted by subsidiary entities that have elected to be treated as taxable REIT subsidiaries (“TRSs”). TRSs are subject to federal, state, and local income taxes. Accordingly, a provision for income taxes has been made in the condensed consolidated financial statements.

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

Earnings Per Share

Our unvested restricted stock awards contain non-forfeitable rights to dividends, and accordingly, these awards are deemed to be participating securities. Therefore, the Company applies the two-class method to calculate basic and diluted earnings. Under the two-class method, we allocate net income attributable to stockholders to common stockholders and holders of unvested restricted stock by using the weighted-average shares of each class outstanding for quarter-to-date and year-to-date periods, based on their respective participation rights to dividends declared and undistributed earnings. Basic earnings per common share is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share reflects the effect of dilutive securities.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU enhances segment disclosures by requiring public entities to provide investors with additional, more detailed information about a reportable segment’s expenses. The ASU also requires disclosure of the chief operating decision maker’s (“CODM”) title and position on an annual basis, as well as an explanation of how the CODM uses the reported measures and other disclosures. The amendment is effective for the Company for the year ending December 31, 2024. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

Note 3. Investment Activity

Tenant Concentration

The following table contains information regarding concentration in our Real Estate Investments portfolio of tenants or affiliates of tenants, that exceed 10% of total revenues for the three months ended March 31, 2024 and 2023, excluding $2.6 million for our corporate office, a credit loss reserve of $15.5 million and $348.7 million in real estate assets in the SHOP segment ($ in thousands):

	As of March 31, 2024			Revenues[1]
	Asset	Gross Real	Notes	Three Months Ended March 31,
	Class	Estate[2]	Receivable	2024		2023

Senior Living Communities, LLC (“Senior Living”)	EFC	$573,631	$48,200	$12,815	16%	$12,833	16%
National HealthCare Corporation (“NHC”)	SNF	133,770	—	11,246	14%	9,807	12%
Bickford	ALF	429,043	16,747	10,054	12%	11,162	14%
All others, net	Various	1,307,634	209,402	31,409	39%	34,267	41%
Escrow funds received from tenants
for property operating expenses	Various	—	—	2,733	3%	2,619	3%
		$2,444,078	$274,349	68,257		70,688
Resident fees and services[3]				13,256	16%	11,700	14%
				$81,513		$82,388
1 Includes interest income on notes receivable and rental income from properties classified as assets held for sale.
2 Amounts include any properties classified as held for sale.
3 There is no tenant concentration in “Resident fees and services” because these agreements are with individual residents.

At March 31, 2024, the two states in which we had an investment concentration of 10% or more were South Carolina (12.1%) and Texas (10.7%).

Senior Living

As of March 31, 2024, we leased ten retirement communities to Senior Living. We recognized straight-line rent revenue of $(0.7) million and $(0.3) million from Senior Living for the three months ended March 31, 2024 and 2023, respectively.

NHC

As of March 31, 2024, we leased three ILFs and 32 SNFs to NHC, a publicly held company, under a master lease (four of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC). Straight-line rental revenue of $0.1 million and $(0.3) million was recognized from NHC for the three months ended March 31, 2024 and 2023, respectively.

NHC Percentage Rent - Under the terms of our master lease agreement with NHC, rent escalates by 4% of the increase, if any, in each of the facility’s revenue over a base year and is referred to as “percentage rent.” The following table summarizes the percentage rent income from NHC ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Current year	$1,379	$965
Prior year final certification[1]	1,656	630
Total percentage rent income	$3,035	$1,595

1 For purposes of the percentage rent calculation described in the master lease agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

Two of the members of our Board of Directors, including our chairman, are also members of NHC’s board of directors.

Bickford

As of March 31, 2024, we leased 39 facilities to Bickford under four leases. During 2022, we converted Bickford to the cash basis of revenue recognition based upon information obtained from Bickford regarding its financial condition that raised substantial doubt as to its ability to continue as a going concern.

During the three months ended March 31, 2024, Bickford repaid $1.5 million of its outstanding pandemic-related deferrals. During the three months ended March 31, 2023, Bickford repaid $0.2 million of its outstanding pandemic-related deferrals in addition to the reduction in deferrals of $2.5 million recognized in connection with the acquisition of an ALF located in Chesapeake, Virginia from Bickford through a note receivable conversion. As of March 31, 2024, Bickford’s outstanding pandemic-related rent deferrals were $16.5 million.

Effective April 1, 2024, the combined rent for the portfolio was reset to $34.5 million per year through April 1, 2026, at which time the rent will be reset and will increase annually thereafter based on the Consumer Price Index. The minimum annual increase will be 2% with a cap on the annual increase of 3%. As part of the lease amendments, we agreed to fund up to $8.0 million of capital improvements on various properties. Rental revenue will increase at a lease rate of 8.0% applied to the amount expended.

Assets Held for Sale and Long-Lived Assets

As of March 31, 2024 and December 31, 2023, one property in our Real Estate Investments portfolio was classified as an asset held for sale with a net real estate balance of $5.0 million. Rental income associated with assets held for sale totaled $0.3 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively.

In March 2024, we executed a purchase and sale agreement with a tenant to acquire its leased SLC for a purchase price of $38.5 million subject to the tenant’s ability to secure financing for the purchase. The purchase and sale agreement expires in December 2024. Until the tenant provides notification that it has obtained financing, the property continues to be classified as held and used and leased pursuant to the existing triple-net lease that generates approximately $2.9 million in annual rent and expires in July 2027. The property had a net investment of $19.6 million as of March 31, 2024.

During the three months ended March 31, 2023, we recorded impairment charges of approximately $0.3 million on three properties in our Real Estate Investments segment. The impairment charges are included in “Loan and realty losses (gains)” in the Condensed Consolidated Statement of Income for the three months ended March 31, 2023.

We reduce the carrying value of impaired properties to their estimated fair value or, with respect to the properties classified as assets held for sale, to estimated fair value less costs to sell. To estimate the fair values of the properties, we utilized a market approach which considered binding agreements for sales (Level 1 inputs), non-binding offers to purchase from unrelated third parties and/or broker quotes of estimated values (Level 3 inputs), and/or independent third-party valuations (Level 1 and 3 inputs).

Cash Basis Operators

We have three tenants on the cash basis of accounting for their leasing arrangements based on our assessment of each tenant’s ability to satisfy its contractual obligations. Cash rents received for the three months ended March 31, 2024 and 2023 were as follows ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Bickford[1]	$9,364	$7,807
All others	2,401	4,199
Total rental income from cash basis operators	$11,765	$12,006

1Excludes $2.5 million of rental income related to the reduction of pandemic-related rent deferrals recognized in connection with the acquisition of an ALF from Bickford in 2023.

Tenant Transition

In the first quarter of 2024, we began negotiations with a tenant to transition its leased SNF located in Wisconsin to a new operator. We wrote off in the first quarter of 2024 the straight-line rent receivable of approximately $0.8 million associated with the existing lease that is expected to be terminated by the third quarter of 2024.

Second Quarter 2024 Dispositions

In the second quarter of 2024, we completed the sale of two ALFs located in Louisiana, previously leased to one of our tenants on cash basis, for net cash proceeds of $4.6 million, resulting in a gain of approximately $1.3 million. The properties were classified as held and used as of March 31, 2024 based on our assessment at that date of the buyer’s ability to obtain financing to complete the purchase.

Tenant Purchase Options

Certain of our leases contain purchase options allowing tenants to acquire the leased properties at a fixed base price plus a specified share in any appreciation or a fixed base price. At March 31, 2024, tenants had purchase options on three properties with an aggregate net investment of $58.0 million that will become exercisable between 2027 and 2028. Rental income from these properties with tenant purchase options was $1.8 million for both the three months ended March 31, 2024 and 2023, respectively.

We cannot reasonably estimate at this time the probability that any purchase options will be exercised in the future. Consideration to be received from the exercise of any tenant purchase option is expected to exceed our net investment in the leased property or properties.

Future Minimum Base Rent

Future minimum lease payments to be received by us under our operating leases at March 31, 2024, were as follows ($ in thousands):

Remainder of 2024	$175,434
2025	237,719
2026	245,066
2027	197,770
2028	191,509
2029	174,278
Thereafter	525,045
$1,746,821

Variable Lease Payments

Most of our leases contain annual escalators in rent payments. Some of our leases contain escalators that are determined annually based on a variable index or other factors that are indeterminable at the inception of the lease. The table below indicates the rental income recognized as a result of fixed and variable lease escalators ($ in thousands):

	Three Months Ended
	March 31,
	2024	2023
Lease payments based on fixed escalators	$56,592	$58,937
Lease payments based on variable escalators	3,893	1,945
Straight-line rent, net of write-offs	(308)	2,097
Escrow funds received from tenants for property operating expenses	2,733	2,619
Amortization of lease incentives	(723)	(299)
Rental income	$62,187	$65,299

Note 4. Mortgage and Other Notes Receivable

At March 31, 2024, our investments in mortgage notes receivable totaled $177.4 million secured by real estate and other assets of the borrowers (e.g., Uniform Commercial Code liens on personal property) related to 17 facilities and in other notes receivable totaled $96.9 million, substantially all of which are guaranteed by significant parties to the notes or by cross-collateralization of properties with the same owner. These balances exclude a credit loss reserve of $15.5 million at March 31, 2024. Our loans designated as non-performing as of March 31, 2024 and December 31, 2023 include a mortgage note receivable of $2.0 million and $2.1 million, respectively, due from Bickford and a mortgage note receivable of $10.0 million and a mezzanine loan of $14.5 million due from affiliates of one operator/borrower. This operator/borrower is also one of the tenants on the cash basis of accounting for its leases. Interest income recognized, representing cash received, from these non-performing loans was $0.5 million for both the three months ended March 31, 2024 and 2023. All other loans were on full accrual basis as of March 31, 2024.

Carriage Crossing Senior Living Bloomington

In February 2024, we funded $15.0 million on a mortgage note receivable with Carriage Crossing Senior Living Bloomington (“Carriage Crossing”), with an additional $2.0 million available to be funded contingent upon the performance of facility operations until March 31, 2027. The five year loan agreement has an annual interest rate of 8.75% and two one-year extensions.

Montecito Medical Real Estate

We have a $50.0 million mezzanine loan and security agreement with Montecito Medical Real Estate for a fund that invests in medical real estate, including medical office buildings, throughout the United States. As of March 31, 2024, we have funded $20.3 million of our commitment that was used to acquire nine medical office buildings for a combined purchase price of approximately $86.7 million. For the three months ended March 31, 2024 and 2023, we recognized interest income of $0.5 million and $0.4 million, respectively.
Bickford Construction and Mortgage Loans

As of March 31, 2024, we had one fully funded construction loan of $14.7 million to Bickford. The construction loan is secured by a first mortgage lien on substantially all of the related real and personal property as well as a pledge of any and all leases or agreements which may grant a right of use to the property. Usual and customary covenants extend to the agreement, including the borrower’s obligation for payment of insurance and taxes. NHI has a fair market value purchase option on the property upon stabilization of the underlying operations.

At March 31, 2024, we held a $12.6 million second mortgage as a component of the purchase price consideration in connection with the sale of six properties to Bickford in 2021. This second mortgage note receivable bears interest at a 10% annual rate and matures in April 2026. Interest income was $0.3 million for both the three months ended March 31, 2024 and 2023, respectively, related to the second mortgage. We did not include this note receivable in the determination of the gain recognized upon sale of the portfolio. Therefore, this note receivable is not reflected in “Mortgage and other notes receivable, net” in the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023. During both the three months ended March 31, 2024 and 2023, Bickford repaid $0.1 million of principal on this note receivable which is reflected in “Gains on sale of real estate, net” in the Condensed Consolidated Statements of Income.

Senior Living

We have provided a $20.0 million revolving line of credit to Senior Living whose borrowings under the revolver are to be used for working capital needs and to finance construction projects within its portfolio, including building additional units. Beginning January 1, 2025, availability under the revolver will reduce to $15.0 million. The revolver matures in December 2029 at the time of lease maturity. At March 31, 2024, the $15.5 million outstanding under the revolver bore interest at 8.0% per annum.

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

Credit Loss Reserve

Our principal measures of credit quality, except for construction mortgages, are debt service coverage for amortizing loans and interest or fixed charge coverage for non-amortizing loans, collectively referred to as “Coverage.” A Coverage ratio provides a measure of the borrower’s ability to make scheduled principal and interest payments. The Coverage ratios presented in the table below have been calculated utilizing the most recent date for which data is available, December 31, 2023, using EBITDARM (earnings before interest, taxes, depreciation, amortization, rent and management fees) and the requisite debt service, interest service or fixed charges, as defined in the applicable loan agreement. We categorize Coverage into three levels: (i) more than 1.5x, (ii) between 1.0x and 1.5x, and (iii) less than 1.0x. We update the calculation of Coverage on a quarterly basis. Coverage is not a meaningful credit quality indicator for construction mortgages as either these developments are not generating any operating income, or they have insufficient operating income as occupancy levels necessary to stabilize the properties have not yet been achieved. We measure credit quality for these mortgages by considering the construction and stabilization timeline and the financial condition of the borrower, as well as economic and market conditions.

We consider the guidance in ASC 310-20, Receivables - Nonrefundable Fees and Other Costs, when determining whether a modification, extension or renewal constitutes a current period origination. The credit quality indicator as of March 31, 2024 is presented below for the amortized cost, net by year of origination ($ in thousands):

	2024	2023	2022	2021	2020	Prior	Total
Mortgages
more than 1.5x	$—	$—	$70,278	$—	$22,367	$35,232	$127,877
between 1.0x and 1.5x	14,855	930	—	—	—	6,423	22,208
less than 1.0x	—	620	—	—	—	14,700	15,320
	14,855	1,550	70,278	—	22,367	56,355	165,405
Mezzanine
more than 1.5x	—	506	—	14,520	—	—	15,026
between 1.0x and 1.5x	—	—	—	23,924	—	—	23,924
less than 1.0x	—	221	—	—	—	25,000	25,221
	—	727	—	38,444	—	25,000	64,171
Non-performing
between 1.0x and 1.5x	—	—	—	—	—	24,500	24,500
less than 1.0x	—	—	—	—	2,047	—	2,047
	—	—	—	—	2,047	—	26,547
Revolver
more than 1.5x							15,500
between 1.0x and 1.5x							2,726
							18,226
					Credit loss reserve		(15,475)
							$258,874

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

The allowance for expected credit losses is presented in the following table for the three months ended March 31, 2024 ($ in thousands):

Beginning balance at January 1, 2024	$15,476
Provision for expected credit losses	(1)
Balance at March 31, 2024	$15,475

Note 5. Senior Housing Operating Portfolio Structure

Our SHOP segment is comprised of two ventures that own the operations of 15 ILFs. These ventures are structured to comply with REIT requirements and utilize the TRS for activities that would otherwise be non-qualifying for REIT purposes. The properties in each venture are operated by a property manager in exchange for a management fee. The ventures were capitalized with preferred and common equity interests with the Company owning 100% of the preferred equity and a controlling common equity interest in each venture. The managers, or related parties of the managers, own a non-controlling common equity interest in their respective ventures. Each venture is discussed in more detail below.

Merrill Managed Portfolio

We have six ILFs located in California and Washington in a consolidated venture with Merrill which owns a 20% common equity interest in the venture. The operating agreement for the venture provides for contingent distributions to the members based on the attainment of certain yields on investment calculated on an annual basis.

The properties are managed by Merrill pursuant to a management agreement with an initial term through March 2032 that automatically renews on a year-to-year basis thereafter unless terminated by either party with notice. The management agreement entitles Merrill to a base management fee of 5% of net revenue and a real estate services fee of 5% of real estate costs incurred during any calendar year that exceed $1,000 times the number of units at each facility. The noncontrolling interest associated with the venture was determined to be contingently redeemable and is classified in mezzanine equity as of March 31, 2024 and December 31, 2023, as discussed further in Note 10.

Discovery Managed Portfolio

We have nine ILFs located in Arkansas, Georgia, Ohio, Oklahoma, New Jersey, and South Carolina in a consolidated venture with the Discovery member which owns a 2% common equity interest in the venture. The operating agreement for the venture provides for contingent distributions to the members based on the attainment of certain yields on investment calculated on an annual basis. The noncontrolling interest associated with the venture is included in “Equity” on the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023.

The properties are managed by separate related parties of Discovery pursuant to management agreements, each with an initial term through March 2032 that automatically renews on a year-to-year basis thereafter unless terminated by either party with notice. The management agreements entitle the managers to a base management fee of 5% of net revenue.

Note 6. Equity Method Investment

Concurrently with the acquisition of a CCRC from LCS-Westminster Partnership III, LLP in January 2020, we invested $0.9 million in the operating company, Timber Ridge OpCo, LLC (“Timber Ridge OpCo”), representing a 25.0% equity interest. This investment is held by our TRS to be compliant with the provisions of the REIT Investment Diversification and Empowerment Act of 2007. As part of our investment, we provided Timber Ridge OpCo a revolving credit facility of up to $5.0 million of which no funds have been drawn.

We account for our investment in Timber Ridge OpCo under the equity method and decrease the carrying value of our investment for losses in the entity and distributions to NHI for cumulative amounts up to and including our basis plus any guaranteed or implied commitments to fund operations. In February 2023, we received $2.5 million from Timber Ridge OpCo representing the Company’s proportionate share of the lease incentive earned, as discussed in Note 7, based on its equity interest in the entity. Our guaranteed and implied commitments are currently limited to the additional $5.0 million under the revolving credit facility and the $2.5 million lease incentive distribution received. As of March 31, 2024, we have recognized our share of Timber Ridge OpCo’s operating losses in excess of our initial investment. These cumulative losses of $5.0 million in excess of our original basis and the $2.5 million lease incentive distribution received are included in “Accounts payable and accrued expenses” in our Condensed Consolidated Balance Sheet as of March 31, 2024. Excess unrecognized equity method losses for this investment for both the three months ended March 31, 2024 and 2023 were $0.6 million. Cumulative unrecognized losses for this investment were $9.9 million through March 31, 2024. We recognized gains of approximately $0.2 million, representing cash distributions received related to our investment in Timber Ridge OpCo for the three months ended March 31, 2024.

The Timber Ridge property is subject to early resident mortgages secured by a Deed of Trust and Indenture of Trust (the “Deed and Indenture”). As part of our acquisition, NHI-LCS JV I, LLC (“Timber Ridge PropCo”) acquired the Timber Ridge CCRC property and a subordination agreement was entered into pursuant to which the trustee acknowledged and confirmed that the security interests created under the Deed and Indenture were subordinate to any security interests granted in connection with the loan made by NHI to Timber Ridge PropCo. In addition, under the terms of the resident loan assumption agreements, during the term of the lease (seven years with two renewal options), Timber Ridge OpCo is to indemnify Timber Ridge PropCo for any repayment by Timber Ridge PropCo of these early resident mortgage liabilities under the guarantee. As a result of the subordination agreement and the resident loan assumption agreements, no liability has been recorded as of March 31, 2024. The balance secured by the Deed and Indenture was $11.8 million at March 31, 2024.

Note 7. Other Assets

Other assets, net consist of the following ($ in thousands):

	March 31, 2024	December 31, 2023
SHOP accounts receivable, net of allowance of $375 and $343, and other assets	$2,563	$1,620
Real estate investments accounts receivable and prepaid expenses	5,364	3,296
Lease incentive payments, net	9,946	10,669
Regulatory escrows	6,208	6,208
Restricted cash	1,972	2,270
	$26,053	$24,063

In February 2023, Timber Ridge PropCo, the consolidated senior housing partnership with LCS that owns the Timber Ridge CCRC, paid a $10.0 million lease incentive earned by Timber Ridge OpCo. The lease incentive is being amortized on a straight-line basis through the remaining initial lease term ending January 2027.

Note 8. Debt

Debt consisted of the following ($ in thousands):

	March 31, 2024	December 31, 2023
Revolving credit facility - unsecured	$248,500	$245,000
Bank term loans - unsecured	200,000	200,000
2031 Senior Notes - unsecured, net of discount of $2,198 and $2,278	397,802	397,722
Private placement notes - unsecured	225,000	225,000
Fannie Mae term loans - secured, non-recourse	76,136	76,241
Unamortized loan costs	(8,172)	(8,912)
	$1,139,266	$1,135,051

Aggregate principal maturities of debt as of March 31, 2024 were as follows ($ in thousands):

Remainder of 2024	$75,425
2025	325,711
2026	248,500
2027	100,000
2028	—
2029	—
Thereafter	400,000
1,149,636
Less: discount	(2,198)
Less: unamortized loan costs	(8,172)
$1,139,266

Unsecured revolving credit facility and bank term loan

Our unsecured bank credit facility consists of a $700.0 million unsecured revolving credit facility (the “2022 Credit Agreement”) that matures in March 2026, but may be extended at our option, subject to the satisfaction of certain conditions, for two additional six-month periods. Borrowings under the 2022 Credit Agreement bear interest, at our election, at one of the following (i) Term Secured Overnight Financing Rate (“SOFR”) (plus a credit spread adjustment) plus a margin ranging from 0.725% to 1.40%, (ii) Daily SOFR (plus a credit spread adjustment) plus a margin ranging from 0.725% to 1.40% or (iii) the base rate plus a margin ranging from 0.00% to 0.40%. In each election, the actual margin is determined according to our credit ratings. The base rate means, for any day, a fluctuating rate per annum equal to the highest of (i) the agent’s prime rate, (ii) the federal funds rate on such day plus 0.50% or (iii) the adjusted Term SOFR for a one-month tenor in effect on such day plus 1.0%. In addition, the 2022 Credit Agreement requires a facility fee equal to 0.125% to 0.30%, based on our credit rating.

We have a $200.0 million term loan agreement (the “2025 Term Loan”) that matures June 2025 and bears interest at a variable rate which is SOFR-based with a margin determined according to our credit ratings plus a 0.10% credit spread adjustment.

At March 31, 2024, we had $451.5 million available to draw on the revolving portion of our credit facility, subject to usual and customary covenants. Among other stipulations, the unsecured credit facility agreement requires that we maintain certain financial ratios within limits set by our creditors. At March 31, 2024, we were in compliance with these ratios.

Pinnacle Bank is a participating member of our banking group. A member of NHI’s Board of Directors and chairperson of the Audit Committee of the Board of Directors is also the chairman of Pinnacle Financial Partners, Inc., the holding company for Pinnacle Bank. NHI’s local banking transactions are conducted primarily through Pinnacle Bank.

2031 Senior Notes

In January 2021, we issued $400.0 million in aggregate principal amount of 3.00% senior notes that mature on February 1, 2031 and pay interest semi-annually (the “2031 Senior Notes”). The 2031 Senior Notes were sold at an issue price of 99.196% of face value before the underwriters’ discount. Our net proceeds from the 2031 Senior Notes offering, after deducting underwriting discounts and expenses, were approximately $392.3 million. The 2031 Senior Notes are subject to affirmative and negative covenants, including financial covenants with which we were in compliance at March 31, 2024.

Private Placement Notes

Our unsecured private placement notes as of March 31, 2024, payable interest-only, are summarized below ($ in thousands):

Amount	Inception	Maturity	Fixed Rate
$75,000	September 2016	September 2024	3.93%
50,000	November 2015	November 2025	4.33%
100,000	January 2015	January 2027	4.51%
$225,000

Covenants pertaining to the unsecured private placement notes are generally conformed with those governing our credit facility, except for specific debt-coverage ratios that are more restrictive. Our unsecured private placement notes include a rate increase provision that is effective if any rating agency lowers our credit rating on our senior unsecured debt below investment grade and our compliance leverage increases to 50% or more.

Fannie Mae Term Loans

As of March 31, 2024, we had $60.1 million in Fannie Mae term-debt financing, that originated in March 2015, requiring interest-only payments at an annual rate of 3.79% with a 10-year maturity. The mortgages are non-recourse and secured by 11 properties leased to Bickford. In a December 2017 acquisition, we assumed additional Fannie Mae debt that amortizes through 2025 when a balloon payment will be due, is subject to prepayment penalties until September 2024, bears interest at a rate of 4.60%, and has a remaining balance of $16.0 million at March 31, 2024. Collectively, the Fannie Mae debt is secured by properties having a net book value of $100.0 million at March 31, 2024.

Interest Expense

The following table summarizes interest expense ($ in thousands):

	Three Months Ended
	March 31,
	2024	2023
Interest expense on debt at contractual rates	$14,087	$13,440
Capitalized interest	(39)	(19)
Amortization of debt issuance costs, debt discount and other	821	606
Total interest expense	$14,869	$14,027

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

As of March 31, 2024, we had working capital, mortgage, construction and mezzanine loan commitments to six operators or borrowers for an aggregate of $132.7 million, of which we had funded $88.5 million toward these commitments. Loan funded amounts do not reflect the effects of discounts or commitment fees.

As of March 31, 2024, we had $15.5 million of development commitments for construction and renovation for four properties of which we had funded $12.6 million toward these commitments. One of our consolidated real estate partnerships, NHI-REIT of DSL PropCo, LLC, has committed to fund up to $2.0 million toward the purchase of condominium units located at one of the facilities of which $1.0 million had been funded as of March 31, 2024.

As of March 31, 2024, we had an aggregate of $8.9 million in remaining contingent lease inducement commitments in four lease agreements which are generally based on the performance of facility operations and may or may not be met by the tenant.

In the second quarter of 2024, we committed to fund up to $8.0 million and $10.0 million to Bickford and Senior Living, respectively, for capital improvements on various properties in their leased portfolios. Rental revenue will increase at a lease rate of no less than 8.0% applied to the amount expended. See Note 3 for more detail.

The credit loss liability for unfunded loan commitments is estimated using the same methodology as used for our funded mortgage and other notes receivable based on the estimated amount that we expect to fund. We applied the same market adjustments as discussed in Note 4.

The liability for expected credit losses on our unfunded loan commitments reflected in “Accounts payable and accrued expenses” on the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 is presented in the following table for the three months ended March 31, 2024 ($ in thousands):

Beginning balance January 1, 2024	$279
Provision for expected credit losses	10
Balance at March 31, 2024	$289

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

Note 10. Redeemable Noncontrolling Interest

The interest held by Merrill in its SHOP venture was classified as a “Redeemable noncontrolling interest” in the mezzanine section between “Total liabilities” and “Stockholders’ equity” on our Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023. Certain provisions within the operating agreement of the Merrill venture provide Merrill with put rights upon certain contingent events that are not solely within the control of the Company. Therefore, Merrill’s noncontrolling interest was determined to be contingently redeemable. The redeemable noncontrolling interest is not currently redeemable and we concluded a contingent redemption event is not probable to occur as of March 31, 2024. Consequently, the noncontrolling interest will not be subsequently remeasured to its redemption amount until such contingent event and the related redemption are probable to occur. We will continue to reflect the attribution of gains or losses to the redeemable noncontrolling interest in each period.

The following table presents the change in “Redeemable noncontrolling interest” for the three months ended March 31, 2024 ($ in thousands):

Three Months Ended
March 31, 2024
Balance at January 1,	$9,656
Net loss	(225)
Distributions	(6)
Balance at March 31,	$9,425

Note 11. Equity and Dividends

Share Repurchase Plan

On February 16, 2024, our Board of Directors renewed our stock repurchase program (the “Repurchase Plan”) pursuant to which we may purchase up to $160.0 million in shares of our issued and outstanding common stock, par value $0.01 per share. The Repurchase Plan is effective for a period of one year and does not require us to repurchase any specific number of shares. The Repurchase Plan may be suspended or discontinued at any time. Shares may be repurchased from time-to-time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with the terms of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and repurchases shall be made in accordance with all applicable laws and regulations in effect. The timing and number of shares repurchased, if any, will depend on a variety of factors, including price, general market and economic conditions, alternative investment opportunities and other corporate considerations. No common stock was repurchased during the three months ended March 31, 2024 and 2023.

At-the-Market (ATM) Equity Program

We maintain an ATM equity program which allows us to sell our common stock directly into the market and have entered into an ATM equity offering sales agreement pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $500.0 million of the Company’s common shares. No shares were issued under the ATM equity program during the three months ended March 31, 2024 and 2023.

Dividends

The following table summarizes dividends declared by the Board of Directors or paid during the three months ended March 31, 2024 and 2023:

Three Months Ended March 31, 2024
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
November 3, 2023	December 29, 2023	January 26, 2024	$0.90
February 16, 2024	March 28, 2024	May 3, 2024	$0.90

Three Months Ended March 31, 2023
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
November 6, 2022	December 30, 2022	January 27, 2023	$0.90
February 17, 2023	March 31, 2023	May 5, 2023	$0.90

On May 3, 2024, the Board of Directors declared a $0.90 per share dividend payable on August 2, 2024 to common stockholders of record as of June 28, 2024.

Note 12. Share-Based Compensation

The Company’s outstanding stock incentive awards have been granted under two incentive plans – the 2012 Stock Incentive Plan and the 2019 Stock Incentive Plan, as amended and restated (the “2019 Plan”). During the three months ended March 31, 2024, we granted options to purchase 431,000 shares of common stock under the 2019 Plan.

In February 2024, 15,000 shares of restricted stock were issued to executive officers with a grant date fair value of $57.76 per share based on the market value of our common stock on the date of grant. The restricted stock will vest over five years, with 20% vesting on each anniversary of the date of grant. The restricted stock awards contain non-forfeitable rights to dividends or dividend equivalents during the vesting periods.

The weighted average fair value of options granted during the three months ended March 31, 2024 and 2023 was $7.36 and $10.56 per option, respectively. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2024	2023
Dividend yield	6.4%	7.0%
Expected volatility	26.1%	39.7%
Expected lives	2.9 years	2.9 years
Risk-free interest rate	4.49%	4.65%

The following table summarizes our outstanding stock options:

			Weighted Average
	Number	Weighted Average	Remaining
	of Shares	Exercise Price	Contractual Life (Years)
Options outstanding, January 1, 2023	2,216,175	$70.97
Options granted	385,500	$54.73
Options forfeited	(25,000)	$74.67
Options expired	(60,002)	$64.33
Options outstanding, March 31, 2023	2,516,673	$68.61

Exercisable at March 31, 2023	2,132,828	$71.21

Options outstanding, January 1, 2024	2,447,171	$68.80
Options granted	431,000	$57.76
Options expired	(301,837)	$79.96
Options outstanding, March 31, 2024	2,576,334	$65.89	2.74

Exercisable at March 31, 2024	2,235,640	$66.99	2.45

At March 31, 2024, the intrinsic value of stock options outstanding and exercisable was $11.1 million and $9.1 million, respectively.

The following is a summary of share-based compensation expense, net of any forfeitures, included in “General and administrative expenses” in the Condensed Consolidated Statements of Income ($ in thousands):

	Three Months Ended
	March 31,
	2024	2023
Share-based compensation components:
Restricted stock expense	$158	$—
Stock option expense	1,997	2,105
Total share-based compensation expense	$2,155	$2,105

As of March 31, 2024, unrecognized compensation expense totaling $3.7 million associated with stock-based awards was expected to be recognized over the following periods: remainder of 2024 - $2.0 million, 2025 - $1.1 million, 2026 - $0.3 million, 2027 - $0.1 million, and thereafter - $0.1 million.

Note 13. Earnings Per Common Share

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per common share ($ in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2024	2023
Net income	$30,657	$34,183
Add: net loss attributable to noncontrolling interests	290	301
Net income attributable to stockholders	30,947	34,484
Less: net income attributable to unvested restricted stock awards	(32)	—
Net income attributable to common stockholders - basic	$30,915	$34,484

BASIC:
Weighted average common shares outstanding	43,388,841	43,388,742

DILUTED:
Weighted average common shares outstanding	43,388,841	43,388,742
Stock options	35,709	2,687
Weighted average dilutive common shares outstanding	43,424,550	43,391,429

Earnings per common share - basic	$0.71	$0.79
Earnings per common share - diluted	$0.71	$0.79

Incremental anti-dilutive shares excluded:
Net share effect of stock options with an exercise price in excess of the average market price for our common shares	492,675	728,524

Regular dividends declared per common share	$0.90	$0.90

Note 14. Fair Value of Financial Instruments

Carrying amounts and fair values of financial instruments that are not carried at fair value at March 31, 2024 and December 31, 2023 in the Condensed Consolidated Balance Sheets are as follows ($ in thousands):

	Carrying Amount		Fair Value Measurement
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Level 2
Variable rate debt	$443,758	$439,693	$448,500	$445,000
Fixed rate debt	$695,508	$695,358	$614,295	$616,852

Level 3
Mortgage and other notes receivable, net	$258,874	$245,271	$249,999	$237,646

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

Our chief operating decision maker evaluates performance based upon segment net operating income (“NOI”). We define NOI as total revenues, less tenant reimbursements and property operating expenses. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties. There were no intersegment transactions for either the three months ended March 31, 2024 or 2023. Capital expenditures for the three months ended March 31, 2024 were approximately $1.7 million for the Real Estate Investments segment and $1.3 million for the SHOP segment. Capital expenditures for the three months ended March 31, 2023 were approximately $55.8 million for the Real Estate Investments segment and $1.1 million for the SHOP segment.

Non-segment revenue consists mainly of other income. Non-segment assets consist of corporate assets including cash, deferred loan expenses and corporate offices and equipment among others. Non-property specific revenues and expenses are not allocated to individual segments in determining NOI.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies discussed in Note 2.

Summary information for the reportable segments during the three months ended March 31, 2024 and 2023 is as follows ($ in thousands):

For the three months ended March 31, 2024:	Real Estate Investments	SHOP	Non-segment/Corporate	Total
Rental income	$62,187	$—	$—	$62,187
Resident fees and services	—	13,256	—	13,256
Interest income and other	5,942	—	128	6,070
Total revenues	68,129	13,256	128	81,513
Senior housing operating expenses	—	10,314	—	10,314
Taxes and insurance on leased properties	2,733	—	—	2,733
NOI	65,396	2,942	128	68,466
Depreciation	15,058	2,437	10	17,505
Interest	763	—	14,106	14,869
Legal	—	—	236	236
Franchise, excise and other taxes	—	—	(187)	(187)
General and administrative	—	—	5,642	5,642
Loan and realty losses	10	—	—	10
Gains on sales of real estate, net	(100)	—	—	(100)
Gains from equity method investment	(166)	—	—	(166)
Net income (loss)	$49,831	$505	$(19,679)	$30,657

Total assets	$2,202,511	$265,120	$10,494	$2,478,125

For the three months ended March 31, 2023:	Real Estate Investments	SHOP	Non-segment/Corporate	Total
Rental income	$65,299	$—	$—	$65,299
Resident fees and services	—	11,700	—	11,700
Interest income and other	5,308	—	81	5,389
Total revenues	70,607	11,700	81	82,388
Senior housing operating expenses	—	9,799	—	9,799
Taxes and insurance on leased properties	2,619	—	—	2,619
NOI	67,988	1,901	81	69,970
Depreciation	15,376	2,227	14	17,617
Interest	759	—	13,268	14,027
Legal	—	—	122	122
Franchise, excise and other taxes	—	—	183	183
General and administrative	—	—	5,653	5,653
Loan and realty gains	(418)	—	—	(418)
Gains on sales of real estate, net	(1,397)	—	—	(1,397)
Net income (loss)	$53,668	$(326)	$(19,159)	$34,183

Total assets	$2,254,939	$270,085	$8,206	$2,533,230

Note 16. Variable Interest Entities

Consolidated Variable Interest Entities

SHOP - The assets of the SHOP ventures primarily consist of real estate properties, cash and cash equivalents, and resident fees and services (accounts receivable). The obligations of the ventures primarily consist of operating expenses of the ILFs (accounts payable and accrued expenses) and capital expenditures for the properties. Aggregate assets of the consolidated SHOP ventures that can be used only to settle obligations of each respective SHOP venture primarily include approximately $259.6 million and $260.7 million of real estate properties, net, $2.9 million and $7.7 million of cash and cash equivalents, $2.6 million and $1.7 million of other assets, net, as of March 31, 2024 and December 31, 2023, respectively. Liabilities of the consolidated SHOP ventures for which creditors do not have recourse to the general credit of the Company are $2.6 million and $4.7 million as of March 31, 2024 and December 31, 2023, respectively. Reference Notes 5 and 10 for further discussion of these ventures.

Real Estate Partnerships - The aggregate assets of the two consolidated real estate partnerships that can be used only to settle obligations of each respective partnership as of March 31, 2024 and December 31, 2023 include approximately $250.5 million and $252.5 million of real estate properties, net, $9.7 million and $9.7 million in straight-line rent receivable, $2.5 million and $3.2 million of cash and cash equivalents and $7.2 million and $7.8 million of other assets, net, respectively. Liabilities of these partnerships for which creditors do not have recourse to the general credit of the Company are not material.

Unconsolidated Variable Interest Entities

The Company’s unconsolidated VIEs are summarized below by date of initial involvement. For further discussion of the nature of the relationships, including the sources of exposure to these VIEs, see the notes to our condensed consolidated financial statements cross-referenced below ($ in thousands).

Date	Name	Source of Exposure	Carrying Amount	Maximum Exposure to Loss	Note Reference
2014	Senior Living	Notes and straight-line receivable	$87,964	$92,464	Notes 3, 4
2016	Senior Living Management	Notes	$24,500	$24,500	—
2018	Bickford	Notes	$16,861	$29,415	Notes 3, 4
2019	Encore Senior Living	Various[1]	$56,965	$57,639	—
2020	Timber Ridge OpCo	Various[2]	$689	$5,689	Notes 6, 7
2020	Watermark Retirement	Notes and straight-line receivable	$9,450	$11,723	—
2021	Montecito Medical Real Estate	Notes and funding commitment	$20,498	$50,243	Note 4
2021	Vizion Health	Notes and straight-line receivable	$16,173	$16,173	—
2021	Navion Senior Solutions	Various[3]	$7,990	$7,990	—
2023	Kindcare Senior Living	Notes[4]	$758	$758	—

1 Notes, straight-line rent receivable, and lease receivables
2 Loan commitment, equity method investment, straight-line rent receivable and unamortized lease incentive
3 Development commitments, straight-line rent receivable, and unamortized lease incentive
4 Represents two mezzanine loans originated from the sales of real estate

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

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q and other materials we have filed or may file with the SEC, as well as information included in oral statements made, or to be made, by our senior management contain certain “forward-looking” statements as that term is defined by the Private Securities Litigation Reform Act of 1995. All statements regarding our expected future financial position, results of operations, cash flows, funds from operations, continued performance improvements, ability to service and refinance our debt obligations, ability to finance growth opportunities, and similar statements including, without limitation, those containing words such as “may,” “will,” “should,” “believes,” “anticipates,” “expects,” “intends,” “estimates,” “plans,” “projects,” “target,” “likely” and other similar expressions, are forward-looking statements.

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

*Actual or perceived risks associated with pandemics, epidemics or outbreaks, such as the coronavirus pandemic (“COVID-19”), have had and may in the future have a material adverse effect on our operators’ business and results of operations;

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

*    We are subject to risks related to our joint venture investment with Life Care Services for Timber Ridge, an entrance-fee continuing care retirement community (“CCRC”), associated with Type A benefits offered to the residents of the CCRC and the related accounting requirements;

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

*A cybersecurity incident or other form of data breach involving Company information could cause a loss of confidential consumer and other personal information, give rise to remediation and other expenses, expose us to liability under privacy and security and consumer protection laws, and subject us to federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business;

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

*We depend on revenues derived mainly from fixed rate investments in real estate assets, while a portion of our debt used to finance those investments bears interest at variable rates, which subjects us to interest rate risk;

*Changes in our variable interest rates may adversely affect our cash flows;

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

See the notes to the annual audited consolidated financial statements in our most recent Annual Report on Form 10-K for the year ended December 31, 2023, “Business” and “Risk Factors” under Part I, Item 1 and Item 1A, respectively, therein and “Risk Factors” under Part II, Item 1A of this Quarterly Report on Form 10-Q for a further discussion of these and of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent therein. You should carefully consider these risks before making any investment decisions in the Company. These risks and uncertainties are not the only ones facing the Company. There may be additional risks that we do not presently know of and/or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition, results of operations, or cash flows could be materially and adversely affected. In that case, the trading price of our common stock could decline and you may lose part or all of your investment. Given these risks and uncertainties, we can give no assurance that these forward-looking statements will, in fact, occur. We caution readers not to place undue reliance on such forward-looking statements, which speak only as of the dates made. We undertake no obligation to revise or update any of the forward-looking statements to reflect subsequent events or circumstances except to the extent required by applicable law.

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

Real Estate Investments Portfolio

As of March 31, 2024, we had investments in real estate and mortgage and other notes receivable involving 180 facilities located in 31 states. These investments involve 97 senior housing properties, 65 SNFs and one HOSP, excluding one property classified as an asset held for sale. These investments consisted of properties with an original aggregate cost of approximately $2.4 billion, rented under primarily triple-net leases to 25 tenants, and $274.3 million aggregate carrying value of mortgages and other notes receivable, excluding an allowance for expected credit losses of $15.5 million, due from 14 borrowers.

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

Senior Housing Operating Portfolio Structure

Our SHOP segment is comprised of two ventures that own the operations of 15 ILFs. These ventures, in which NHI owns a majority interest, own the underlying independent living operations and are structured to comply with REIT requirements that utilize the TRS for activities that would otherwise be non-qualifying for REIT purposes. These properties are operated by third-party property managers that manage our communities in exchange for the receipt of a management fee, and as such, we are not directly exposed to the credit risk of the property managers in the same manner or to the same extent as we are to our triple-net tenants. However, we rely on the property managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our communities efficiently and effectively. We also rely on the property managers to set appropriate resident fees and otherwise operate our communities in compliance with the terms of our management agreements and all applicable laws and regulations. As of March 31, 2024, our SHOP segment consisted of 15 ILFs located in eight states, with a combined 1,732 units.

The following tables summarize our portfolio, excluding $2.6 million for our corporate office, $5.0 million in assets held for sale and a credit loss reserve of $15.5 million, as of and for the three months ended March 31, 2024 ($ in thousands):

Real Estate Investments and SHOP
	Properties	Beds/Units	NOI[1]	% Total	Gross Investment
Real Estate Properties
Senior Housing - Need-Driven
Assisted Living	71	3,882	$15,834	23.2%	$762,982
Senior Living Campus	8	995	3,529	5.1%	214,693
Total Senior Housing - Need-Driven	79	4,877	19,363	28.3%	977,675
Senior Housing - Discretionary
Independent Living	7	903	1,891	2.8%	108,486
Entrance-Fee Communities	11	2,931	15,048	22.0%	746,485
Total Senior Housing - Discretionary	18	3,834	16,939	24.8%	854,971
Total Senior Housing	97	8,711	36,302	53.1%	1,832,646
Medical Facilities
Skilled Nursing Facilities	65	8,614	21,645	31.7%	557,996
Hospitals	1	64	1,022	1.5%	41,466
Total Medical Facilities	66	8,678	22,667	33.2%	599,462
Disposals and Held for Sale			485	0.7%
Total Real Estate Properties	163	17,389	59,454	87.0%	2,432,108

Mortgage and Other Notes Receivable
Senior Housing - Need-Driven	9	612	1,995	2.9%	99,818
Senior Housing - Discretionary	1	251	593	0.9%	32,700
Skilled Nursing Facilities	7	731	858	1.3%	44,933
Other Notes Receivable	—	—	2,496	3.6%	96,898
Total Mortgage and Other Notes Receivable	17	1,594	5,942	8.7%	274,349

SHOP
Independent Living	15	1,732	2,942	4.3%	348,708

Total	195	20,715	$68,338	100%	$3,055,165

[1]Excludes Non-segment/Corporate NOI

Portfolio Summary	Properties	NOI	% Portfolio	Gross Investment
Real Estate Properties	163	$59,454	87.0%	$2,432,108
Mortgage and Other Notes Receivable	17	5,942	8.7%	274,349
SHOP	15	2,942	4.3%	348,708
Total Portfolio	195	$68,338	100%	$3,055,165

Portfolio by Operator Type
Public	55	$18,039	26.4%	$411,740
National Chain (Privately Owned)	3	2,825	4.1%	172,385
Regional	117	43,500	63.7%	2,088,594
Small	5	547	0.8%	33,738
Disposals and Held for Sale		485	0.7%
Total Real Estate Investments Portfolio	180	65,396	95.7%	2,706,457
SHOP	15	2,942	4.3%	348,708
Total Portfolio	195	$68,338	100%	$3,055,165

The following table summarizes the geographic concentration of net operating income (“NOI”) of our portfolio, excluding Non-segment/Corporate NOI, for the three months ended March 31, 2024 and 2023 ($ in thousands).

	Three Months Ended March 31,
Location	2024	2023
South Carolina	$8,573	$8,336
Texas	7,822	7,902
Florida	6,764	7,068
Tennessee	5,408	4,655
Washington	3,430	3,524
All others	36,341	38,404
NOI	$68,338	$69,889

For the three months ended March 31, 2024, operators of facilities in our Real Estate Investments portfolio who provided 3% or more individually, and collectively 59% of our total revenues were (parent company, in alphabetical order): Bickford Senior Living (“Bickford”); Discovery Senior Living (“Discovery”); Encore Senior Living; Health Services Management; Life Care Services; NHC; Senior Living Communities (“Senior Living”); and The Ensign Group.

As of March 31, 2024, our average effective annualized NOI for the Real Estate Investments reportable segment was $10,051 per bed for SNFs, $14,185 per unit for SLCs, $16,315 per unit for ALFs, $8,379 per unit for ILFs, $20,537 per unit for EFCs and $63,899 per bed for the HOSP. As of March 31, 2024, our average effective annualized NOI per unit for the SHOP reportable segment was $6,793.

Substantially all of our revenues and sources of cash flows from operations are rents paid under operating leases for real estate, revenues under resident agreements and interest earned on mortgage and other notes receivable. These revenues represent a primary source of liquidity to fund our distributions to stockholders and depend upon the performance of the operators. Operating difficulties experienced by our operators and managers could have a material adverse effect on their ability to meet their financial and other contractual obligations to us, as well as on our results of operations. We monitor operator performance through periodic reviews of operating results for each facility, covenant compliance and property inspections, among other activities.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Investment Activity

Carriage Crossing Senior Living Bloomington

In February 2024, we funded $15.0 million on a mortgage loan receivable with Carriage Crossing Senior Living Bloomington, with an additional $2.0 million available to be funded contingent upon the performance of facility operations until March 31, 2027. The five-year loan agreement has an annual interest rate of 8.75% and two one-year extensions.

Assets Held for Sale and Impairment of Long-Lived Assets

One property in our Real Estate Investments portfolio, with an aggregate net real estate balance of $5.0 million, was classified as an asset held for sale on our Condensed Consolidated Balance Sheet as of March 31, 2024. Rental income associated with this property was $0.3 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively.

In March 2024, we executed a purchase and sale agreement with a tenant to acquire its leased SLC for a purchase price of $38.5 million subject to the tenant’s ability to secure financing for the purchase. The purchase and sale agreement expires in December 2024. Until the tenant provides notification that it has obtained financing, the property continues to be classified as held and used and leased pursuant to the existing triple-net lease that generates approximately $2.9 million in annual rent and expires in July 2027. The property had a net investment of $19.6 million as of March 31, 2024.

During the three months ended March 31, 2023, we recorded impairment charges of approximately $0.3 million for three properties in our Real Estate Investments segment. The impairment charges are included in “Loan and realty losses” in the Condensed Consolidated Statement of Income.

Second Quarter 2024 Dispositions

In the second quarter of 2024, we completed the sale of two ALFs located in Louisiana, previously leased to one of our tenants on cash basis, for net cash proceeds of $4.6 million, resulting in a gain of approximately $1.3 million. The properties were classified as held and used as of March 31, 2024 based on our assessment at that date of the buyer’s ability to obtain financing to complete the purchase.

Other

Our leases for real estate properties are typically structured as “triple-net leases” on single-tenant properties having an initial leasehold term of 10 to 15 years with one or more five-year renewal options. As such, there may be reporting periods in which we experience few, if any, lease renewals or expirations. During the three months ended March 31, 2024, we did not have any significant renewing or expiring leases. Most of our existing leases contain annual escalators in rent payments. For financial statement purposes, rental income is generally recognized on a straight-line basis over the term of the lease.

In the first quarter of 2024, we began negotiations with a tenant to transition its leased SNF located in Wisconsin to a new operator. We wrote off in the first quarter of 2024 the straight-line rent receivable of approximately $0.8 million associated with the existing lease that is expected to be terminated by the third quarter of 2024.

Certain of our leases contain purchase options allowing tenants to acquire the leased properties. At March 31, 2024, tenants had purchase options on three properties with an aggregate net investment of $58.0 million that will become exercisable between 2027 and 2028. Rental income from these properties with tenant purchase options was $1.8 million for both the three months ended March 31, 2024 and 2023.

We cannot reasonably estimate at this time the probability that any purchase options will be exercised in the future. Consideration to be received from the exercise of any tenant purchase option is expected to exceed our net investment in the leased property or properties.

Tenant Concentration

The following table contains information regarding concentration in our Real Estate Investments portfolio of tenants or affiliates of tenants, that exceed 10% of total revenues for the three months ended March 31, 2024 and 2023, excluding $2.6 million for our corporate office, a credit loss reserve of $15.5 million and $348.7 million in real estate assets for the SHOP segment ($ in thousands):

	As of March 31, 2024			Revenues[1]
	Asset	Gross Real	Notes	Three Months Ended March 31,
	Class	Estate[2]	Receivable	2024		2023

Senior Living	EFC	$573,631	$48,200	$12,815	16%	$12,833	16%
NHC	SNF	133,770	—	11,246	14%	9,807	12%
Bickford	ALF	429,043	16,747	10,054	12%	11,162	14%
All others, net	Various	1,307,634	209,402	31,409	39%	34,267	41%
Escrow funds received from tenants
for property operating expenses	Various	—	—	2,733	3%	2,619	3%
		$2,444,078	$274,349	68,257		70,688
Resident fees and services[3]				13,256	16%	11,700	14%
				$81,513		$82,388

1 Includes interest income on notes receivable and rental income from properties classified as assets held for sale.
2 Amounts include any properties classified as held for sale.
3 There is no tenant concentration in “Resident fees and services” because these agreements are with individual residents.

Straight-line rent of $(0.7) million and $(0.3) million and interest income of $0.9 million and $1.0 million were recognized from the Senior Living investments for the three months ended March 31, 2024 and 2023, respectively. Straight-line rent of $0.1 million and $(0.3) million was recognized from NHC for the three months ended March 31, 2024 and 2023, respectively. Interest income of $0.7 million and $0.9 million, respectively, was recognized from the Bickford notes receivable for the three months ended March 31, 2024 and 2023. Reference Note 3 to the condensed consolidated financial statements included in this report.

Bickford

Effective April 1, 2024, the combined rent for the portfolio was reset to $34.5 million per year through April 1, 2026, at which time the rent will be reset and will increase annually thereafter based on the Consumer Price Index (“CPI”). The minimum annual increase will be 2% with a cap on the annual increase of 3%. As part of the lease amendments, we agreed to fund up to $8.0 million of capital improvements on 18 properties. Rental revenue will increase at a lease rate of 8.0% applied to the amount expended.

Cash Basis Operators

We have three tenants on cash basis of accounting for their leasing arrangements based on our assessment of each tenant’s ability to satisfy its obligations. Cash rents received for the three months ended March 31, 2024 and 2023 were as follows ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Bickford[1]	$9,364	$7,807
All others	2,401	4,199
Total rental income from cash basis operators	$11,765	$12,006

1Excludes $2.5 million of rental income related to the reduction of pandemic-related rent deferrals recognized in connection with the acquisition of an ALF from Bickford in 2023.

Occupancy

The following table summarizes the average portfolio occupancy for Senior Living, Bickford and the SHOP segment for the periods indicated, excluding development properties in operation less than 24 months, notes receivable, and properties transitioned to new tenants or disposed of.

	Properties	1Q23	2Q23	3Q23	4Q23	1Q24	March 2024
Senior Living Same-Store	9	83.5%	82.2%	81.9%	83.0%	83.4%	83.8%
Senior Living	10	82.7%	81.4%	81.0%	82.4%	82.8%	83.1%
Bickford Same-Store[1]	38	81.3%	81.6%	83.8%	84.8%	85.4%	85.4%
Bickford[2]	39	81.6%	82.0%	84.2%	85.2%	85.9%	85.8%
SHOP	15	75.2%	75.5%	79.0%	83.2%	85.3%	86.3%

1All prior periods restated for the sale of an ALF in Iowa.
2Includes Chesapeake, Virginia building which opened in the second quarter of 2022. NHI exercised its purchase option in February 2023.

Tenant Monitoring

Our operators report to us the results of their operations on a periodic basis, which we in turn subject to further analysis as a means of monitoring potential concerns within our portfolio. We have identified EBITDARM (earnings before interest, taxes, depreciation, amortization, rent and management fees) as a primary performance measure for our tenants, based on results they have reported to us. We believe EBITDARM is useful in our most fundamental analyses, as it is a property-level measure of our operators’ success, by eliminating the effects of an operator’s method of acquiring the use of its assets (interest and rent), its non-cash expenses (depreciation and amortization), and expenses that are dependent on its level of success (income taxes), and also excluding the effect of the operator’s payment of its management fees, as typically those fees are contractually subordinate to our lease payment. For operators of our EFCs, our calculation of EBITDARM includes other cash flow adjustments typical of the industry which may include, but are not limited to, net cash flows from entrance fees; amortization of deferred entrance fees; adjustments for tenant rent obligations; and management fee true-ups. The eliminations and adjustments reflect covenants in our leases and provide a comparable basis for assessing our various relationships.

We believe that EBITDARM is a useful way to analyze the cash potential of a group of assets. From EBITDARM we calculate a coverage ratio (EBITDARM/cash rent), measuring the ability of the operator to meet its monthly obligation. In addition to EBITDARM and the coverage ratio, we rely on a careful balance sheet analysis and other analytical procedures to help us identify potential areas of concern relative to our operators’ ability to generate sufficient liquidity to meet their obligations, including their obligation to continue to pay the amount due to us. Typical among our operators is a varying lag in reporting to us the results of their operations. Across our portfolio, however, our operators report their results, typically within either 30 or 45 days and at the latest, within 90 days of month’s end. For computational purposes, we exclude mortgage and other notes receivable, and development and lease-up properties that have been in operation less than 24 months. For stabilized acquisitions in the portfolio less than 24 months and renewing leases with changes in scheduled rent, we include pro forma cash rent. Same-store portfolio coverage excludes properties that have transitioned operators in the past 24 months or assets subsequently sold except as noted.

The results of our coverage ratio analysis are presented below on a trailing twelve-month basis, as of December 31, 2023 and 2022 (the most recent periods available).

NHI Real Estate Investments Portfolio[1]

By asset type	SHO	SNF	MEDICAL NON-SNF	TOTAL
Properties	91	68	1	160
4Q22 Coverage	1.23x	2.50x	2.65x	1.73x
4Q22 Occupancy	84.9%	77.8%	76.5%	81.2%
4Q23 Coverage	1.45x	2.82x	3.03x	2.00x
4Q23 Occupancy	84.3%	81.4%	79.7%	82.8%

Market served	Need Driven	Need Driven excl. Bickford	Discretionary	Discretionary excl. Senior Living	Medical	Medical excl. NHC
Properties	77	39	14	5	69	34
4Q22 Coverage	1.13x	1.02x	1.35x	1.76x	2.50x	2.11x
4Q22 Occupancy	85.7%	87.0%	83.7%	85.3%	77.8%	70.5%
4Q23 Coverage	1.35x	1.16x	1.54x	1.63x	2.83x	2.07x
4Q23 Occupancy	85.0%	86.6%	83.2%	84.3%	81.4%	73.6%

Major tenants	NHC[2]	Senior Living[3]	Bickford[4]
Properties	35	10	38
4Q22 Coverage	3.07x	1.17x	1.26x
4Q22 Occupancy	83.8%	82.6%	84.0%
4Q23 Coverage	3.80x	1.48x	1.58x
4Q23 Occupancy	87.9%	81.9%	82.9%

1All tables based on trailing 12 months; excludes transitioned properties under cash-flow based leases, loans and mortgages; excludes development and lease-up properties in operation less than 24 months; and includes proforma cash rent for stabilized acquisitions in the portfolio less than 24 months.
2 NHC Fixed Charge Coverage Ratio and displayed occupancies are on corporate-level. The occupancies are for the SNF portfolio only as can be seen in NHC’s public filings.
3 Senor Living operates nine discretionary CCRC properties and one need-driven assisted living community.
4 Bickford pro forma coverages assuming the full impact of the April 2024 rent reset are 1.37x for the TTM ended in the fourth quarter of 2023 and 1.19x for the TTM ended in the fourth quarter of 2022.

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

Real Estate and Mortgage Write-downs

In addition to inflation risk and increased interest rates, our borrowers and tenants experience periods of significant financial pressures and difficulties similar to those encountered by other healthcare providers. Our Condensed Consolidated Statement of Income for the three months ended March 31, 2023 reflects impairment charges of our long-lived assets of approximately $0.3 million. We reduced the carrying value of any impaired property to estimated fair value, or with respect to the properties classified as held for sale, to estimated fair value less estimated transaction costs. We have no significant intangible assets currently recorded on our Condensed Consolidated Balance Sheet as of March 31, 2024, that would require assessment for impairment.

We have established a reserve for estimated credit losses of $15.5 million and a liability of $0.3 million for estimated credit losses on unfunded loan commitments as of March 31, 2024. We evaluate the reserves for estimated credit losses on a quarterly basis and make adjustments based on current circumstances as considered necessary.

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

Results of Operations

The significant items affecting revenues and expenses are described below ($ in thousands):

	Three Months Ended
	March 31,		Period Change
	2024	2023	$	%
Revenues:
Rental income
SHOs leased to Bickford	$9,364	$9,276	$88	0.9%
SHOs leased to Senior Living Management	639	914	(275)	(30.1)%
SHOs leased to Chancellor Health Care	1,278	1,969	(691)	(35.1)%
SNFs leased to NHC	11,192	10,115	1,077	10.6%
Other new and existing leases	37,527	36,021	1,506	4.2%
Disposals and assets held for sale	485	2,587	(2,102)	(81.3)%
	60,485	60,882	(397)	(0.7)%
Straight-line rent adjustments, new and existing leases	(308)	2,097	(2,405)	NM
Amortization of lease incentives	(723)	(299)	(424)	NM
Escrow funds received from tenants for taxes and insurance	2,733	2,619	114	4.4%
Total Rental Income	62,187	65,299	(3,112)	(4.8)%
Resident fees and services	13,256	11,700	1,556	13.3%
Interest income and other
Encore Senior Living mortgage loan	1,130	868	262	30.2%
Capital Funding Group	1,432	985	447	45.4%
Loan payoffs	—	225	(225)	(100.0)%
Other new and existing mortgages and notes	3,380	3,230	150	4.6%
Total Interest Income from Mortgage and Other Notes	5,942	5,308	634	11.9%
Other income	128	81	47	58.0%
Total Revenues	81,513	82,388	(875)	(1.1)%
Expenses:
Depreciation
ALFs leased to Bickford	2,782	2,823	(41)	(1.5)%
SHOs leased to Silverado	254	170	84	49.4%
Current year disposals and assets held for sale	—	45	(45)	(100.0)%
Other new and existing assets	14,469	14,579	(110)	(0.8)%
Total Depreciation	17,505	17,617	(112)	(0.6)%
Interest	14,869	14,027	842	6.0%
Senior housing operating expenses	10,314	9,799	515	5.3%
Legal	236	122	114	93.4%
Franchise, excise and other taxes	(187)	183	(370)	NM
Taxes and insurance on leased properties	2,733	2,619	114	4.4%
Loan and realty losses (gains)	10	(418)	428	NM
General and administrative	5,642	5,653	(11)	(0.2)%
Total Expenses	51,122	49,602	1,520	3.1%
Income before investment and other gains and losses	30,391	32,786	(2,395)	(7.3)%
Gains on sales of real estate, net	100	1,397	(1,297)	(92.8)%
Gains from equity method investment	166	—	166	NM
Net income	30,657	34,183	(3,526)	(10.3)%
Add: net loss attributable to noncontrolling interests	290	301	(11)	(3.7)%
Net income attributable to stockholders	30,947	34,484	(3,537)	(10.3)%
Less: net income attributable to unvested restricted stock awards	(32)	—	(32)	NM
Net income attributable to common stockholders	$30,915	$34,484	$(3,569)	(10.3)%

NM - not meaningful

Financial highlights for the three months ended March 31, 2024, compared to the same period of 2023, were as follows:

•Rental income recognized from our tenants decreased $3.1 million, or 4.8%, primarily as a result of properties disposed of since March 2023 and a decrease in pandemic-related rent deferral repayments of approximately $0.9 million, partially offset by new investments funded since March 2023 and an increase in NHC’s percentage rent. Included in rental income for the three months ended March 31, 2024 is a write off of a straight-line rent receivable of approximately $0.8 million related to the expected termination of an existing lease and re-tenanting of a SNF. See Note 3 to the condensed consolidated financial statements included in this report.

•Funds received for reimbursement of property operating expenses totaled $2.7 million for the three months ended March 31, 2024, compared to $2.6 million for the three months ended March 31, 2023, and are reflected as a component of rental income. These property operating expenses are recognized in operating expenses in the line item “Taxes and insurance on leased properties.” The increase in the reimbursement income and corresponding property expenses is due to increased amounts received from tenants and expenses paid on their behalf.

•Resident fees and services less senior housing operating expenses increased $1.0 million, or 55%, primarily due to increased revenues from higher occupancy in our SHOP activities in the current period. See Note 5 to the condensed consolidated financial statements included in this report.

•Interest income from mortgages and other notes increased $0.6 million, or 11.9%, primarily due to new and existing loan fundings, net of paydowns on loans.

•Interest expense increased $0.8 million, or 6.0%, primarily as the result of increased interest rates, offset by reduced borrowings on the unsecured revolving credit facility and partial repayments of term loans;

•Franchise, excise and other taxes decreased $0.4 million due to refunds in two states.

•Loan and realty losses (gains) decreased $0.4 million associated with the decrease of the credit loss reserve of $0.7 million offset by real estate impairment charges on three properties of $0.3 million in the first quarter of 2023 in our Real Estate Investments segment as described under the heading “Assets Held for Sale and Long-Lived Assets” in Note 3 to the condensed consolidated financial statements.

•Gains on sales of real estate, net decreased $1.3 million. The gain recognized in the first quarter of 2023 was associated with one property disposition. No properties were sold in the first quarter of 2024.

Liquidity and Capital Resources

At March 31, 2024, we had $451.5 million available to draw on our revolving credit facility, $11.4 million in unrestricted cash and cash equivalents, and the potential to access $500.0 million through the issuance of common stock under the Company’s at-the-market (“ATM”) equity program. In addition, the Company maintains an effective automatic shelf registration statement through which capital could be raised via the issuance of debt and/or equity securities.

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

These sources and uses of cash are reflected in our Condensed Consolidated Statements of Cash Flows as summarized below ($ in thousands):

	Three Months Ended March 31,		One Year Change
	2024	2023	$	%
Cash and cash equivalents and restricted cash, January 1	$24,617	$21,516	$3,101	14.4%
Net cash provided by operating activities	40,827	31,048	9,779	31.5%
Net cash used in investing activities	(16,193)	(27,521)	11,328	(41.2)%
Net cash used in financing activities	(35,922)	(9,516)	(26,406)	NM
Cash and cash equivalents and restricted cash, March 31	$13,329	$15,527	$(2,198)	(14.2)%
NM - Not meaningful

Operating Activities – Net cash provided by operating activities for the three months ended March 31, 2024 included new investments completed, the SHOP ventures, lease payment collections arising from escalators on existing leases and interest payments on new real estate and note investments completed.

Investing Activities – Net cash used in investing activities for the three months ended March 31, 2024 was comprised primarily of $19.0 million of investments in mortgage and other notes receivable and renovations and acquisitions of real estate and equipment and the collection of principal on mortgage and other notes receivable of approximately $2.6 million.

Financing Activities – Net cash used in financing activities for the three months ended March 31, 2024 differed from the same period in 2023 primarily as a result of an approximately $24.5 million decrease in net borrowings, and a decrease of $2.0 million in proceeds from noncontrolling interests over the same period in 2023.

Debt Obligations

As of March 31, 2024, we had outstanding debt of $1.1 billion. Reference Note 8 to the condensed consolidated financial statements included in this report for additional information about our outstanding indebtedness. Also, reference Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” in this report for more details on our indebtedness and the impact of interest rate risk.

Unsecured Bank Credit Facility - Our unsecured bank credit facility consists of $700.0 million unsecured revolving credit facility (the “2022 Credit Agreement”) that matures in March 2026, but may be extended at our option, subject to the satisfaction of certain conditions, for two additional six-month periods. Borrowings under the 2022 Credit Agreement bear interest, at our election, at one of the following (i) Term Secured Overnight Financing Rate (“SOFR”) (plus a credit spread adjustment) plus a margin ranging from 0.725% to 1.40%, (ii) Daily SOFR (plus a credit spread adjustment) plus a margin ranging from 0.725% to 1.40% or (iii) the base rate plus a margin ranging from 0.00% to 0.40%. In each election, the actual margin is determined according to our credit ratings. The base rate means, for any day, a fluctuating rate per annum equal to the highest of (i) the agent’s prime rate, (ii) the federal funds rate on such day plus 0.50% or (iii) the adjusted Term SOFR for a one-month tenor in effect on such day plus 1.0%.

The 2022 Credit Agreement requires that we calculate specified financial statement metrics and meet or exceed a variety of financial ratios, which are usual and customary in nature. These ratios are calculated quarterly and as of March 31, 2024, were within required limits. The calculation of our leverage ratio involves intermediate determinations of our “total indebtedness” and of our “total asset value,” as defined in the 2022 Credit Agreement.

We have a $200.0 million term loan agreement (the “2025 Term Loan”) that matures June 2025 and bears interest at a variable rate which is SOFR-based with a margin determined according to our credit ratings plus a 0.10% credit spread adjustment.

As of March 31, 2024, the revolver and term loan bore interest at a rate of one-month Term SOFR (plus a 10 basis points (“bps”) spread adjustment) plus 105 bps and 125 bps, based on our debt ratings, or 6.48% and 6.68%, respectively. The facility fee was 25 bps per annum. At April 30, 2024, $228.5 million was outstanding under the revolving facility.

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

2031 Senior Notes - In January 2021, we issued $400.0 million in aggregate principal amount of 3.00% senior notes that mature on February 1, 2031 and pay interest semi-annually (the “2031 Senior Notes”). The 2031 Senior Notes are subject to affirmative and negative covenants, including financial covenants with which we were in compliance at March 31, 2024.

Debt Maturities - Reference Note 8 to the condensed consolidated financial statements included in this report for more information on our debt maturities.

Credit Ratings - Moody’s Investors Services reaffirmed its credit rating and a senior unsecured debt rating of Baa3 and “Stable” outlook to the Company on October 16, 2023. Fitch reaffirmed its public issuer credit rating of BBB- and “Stable” outlook on the Company on April 5, 2024 and S&P Global reaffirmed its BBB- rating and “Stable” outlook on the Company on November 14, 2023. Our unsecured private placement term loan agreements include a rate increase provision that is effective if any rating agency lowers our credit rating below investment grade and our compliance leverage increases to 50% or more. Any reduction in outlook or downgrade in our credit ratings from the rating agencies could negatively impact our costs of borrowings.

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

We calculate our fixed charge coverage ratio as approximately 4.5x for the three months ended March 31, 2024 (see our discussion under the heading “Adjusted EBITDA” below including a reconciliation to our net income). Giving effect to significant acquisitions, financings, disposals and payoffs on an annualized basis, our consolidated net debt to Annualized Adjusted EBITDA ratio is approximately 4.4x for the three months ended March 31, 2024 ($ in thousands):

Consolidated Total Debt	$1,139,266
Less: cash and cash equivalents	(11,357)
Consolidated Net Debt	$1,127,909

Adjusted EBITDA	$64,259
Annualizing adjustment	192,778
Annualized impact of recent investments	842
$257,879

Consolidated Net Debt to Annualized Adjusted EBITDA	4.4x

Supplemental Guarantor Financial Information

The Company’s $900.0 million bank credit facilities, unsecured private placement notes with an aggregate principal amount of $225.0 million, and 2031 Senior Notes with an aggregate principal amount of $400.0 million are fully and unconditionally guaranteed on a senior unsecured basis by each of the Company’s subsidiaries, except for certain excluded subsidiaries (“Guarantors”). The Guarantors are either owned or controlled by, or are affiliates of, the Company.

The following tables present summarized financial information for the Company and the Guarantors, on a combined basis after eliminating (i) intercompany transactions and balances among the guarantor entities and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor ($ in thousands):

As of
March 31, 2024
Real estate properties, net	$1,814,819
Other assets, net	364,120
Note receivable due from non-guarantor subsidiary	81,396
Totals assets	$2,260,335

Debt	$1,063,292
Other liabilities	68,650
Total liabilities	$1,131,942

Redeemable noncontrolling interest	$9,425
Noncontrolling interests	$860

Three Months Ended
March 31, 2024
Revenues	$74,190
Interest revenue on note due from non-guarantor subsidiary	1,161
Expenses	46,591
Gains from equity method investee	166
Gains on sales of real estate	100
Net income	$29,026
Net income attributable to NHI and the subsidiary guarantors	$29,316

Equity

At March 31, 2024, we had 43,424,841 shares of common stock outstanding with a market value of $2.7 billion. Equity on our Condensed Consolidated Balance Sheet totaled $1.3 billion at March 31, 2024.

Share Repurchase Plan - On February 16, 2024, our Board of Directors renewed our stock repurchase program (the “Repurchase Plan”) pursuant to which we may purchase up to $160.0 million in shares of our issued and outstanding common stock. The Repurchase Plan is effective for a period of one year and does not require us to repurchase any specific number of shares. The Repurchase Plan may be suspended or discontinued at any time. Shares may be repurchased from time-to-time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with the terms of Rule 10b-18 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and repurchases shall be made in accordance with all applicable laws and regulations in effect. The timing and number of shares repurchased, if any, will depend on a variety of factors, including price, general market and economic conditions, alternative investment opportunities and other corporate considerations. No common stock was repurchased during the three months ended March 31, 2024 or 2023.

Dividends - Our Board of Directors approves a regular quarterly dividend which is reflective of expected taxable income on a recurring basis. Taxable income is determined in accordance with the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) and differs from net income for financial statements purposes determined in accordance with U.S. generally accepted accounting principles (“GAAP”). Our Board of Directors has historically directed the Company toward maintaining a strong balance sheet. Therefore, we consider the competing interests of short and long-term debt (interest rates, maturities and other terms) versus the higher cost of new equity, and we accept some level of risk associated with leveraging our investments. We intend to continue to make new investments that meet our underwriting criteria and where the spreads over our cost of equity and debt capital on a leverage neutral basis will generate sufficient returns to our stockholders. We do not expect to utilize borrowings to satisfy the payment of dividends and project that cash flows from operations for the full year 2024 will be adequate to fund dividends at the current rate.

We intend to comply with REIT dividend requirements that we distribute at least 90% of our annual taxable income for the year ending December 31, 2024 and thereafter. Historically, the Company has distributed at least 100% of annual taxable income. Dividends declared for the fourth quarter of each fiscal year are paid by the end of the following January and are, with some exceptions, treated for tax purposes as having been paid in the fiscal year just ended as provided in Internal Revenue Code Section 857(b)(8).

The following table summarizes dividends declared by the Board of Directors or paid during the three months ended March 31, 2024 and 2023:

Three Months Ended March 31, 2024
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
November 3, 2023	December 29, 2023	January 26, 2024	$0.90
February 16, 2024	March 28, 2024	May 3, 2024	$0.90

Three Months Ended March 31, 2023
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
November 6, 2022	December 30, 2022	January 27, 2023	$0.90
February 17, 2023	March 31, 2023	May 5, 2023	$0.90

On May 3, 2024, the Board of Directors declared a $0.90 per share dividend payable on August 2, 2024 to common stockholders of record as of June 28, 2024.

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

Material Cash Requirements

We had approximately $6.5 million in corporate cash and cash equivalents on hand and $471.5 million in availability under our unsecured revolving credit facility as of April 30, 2024. Our expected material cash requirements for the twelve months ended March 31, 2025 and thereafter consist of long-term debt maturities; interest on long-term debt; and contractually obligated expenditures. We expect to meet our short-term liquidity needs largely through cash generated from operations and borrowings under our revolving credit facility (refer to the discussion under “Unsecured Bank Credit Facility” above) and sales from real estate investments, although we may choose to seek alternative sources of liquidity. Should we have additional liquidity needs, we believe that we could access long-term financing in the debt and equity capital markets.

Contractual Obligations and Contingent Liabilities

As of March 31, 2024, our contractual payment obligations were as follows ($ in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt, including interest[1]	$1,302,237	$129,838	$728,503	$24,000	$419,896
Loan commitments	44,218	12,473	31,745	—	—
Development commitments	2,927	—	2,927	—	—
	$1,349,382	$142,311	$763,175	$24,000	$419,896
1 Interest is calculated based on the weighted average interest rate of outstanding debt balances as of March 31, 2024. The calculation also includes a facility fee of 0.25%.

Commitments and Contingencies

The following tables summarize information as of March 31, 2024 related to our outstanding commitments and contingencies which are more fully described in the notes to the condensed consolidated financial statements ($ in thousands):

	Asset Class	Type	Total	Funded	Remaining
Loan Commitments:
Encore Senior Living	SHO	Construction	$50,725	$(50,026)	$699
Senior Living	SHO	Revolving Credit	20,000	(15,500)	4,500
Timber Ridge OpCo	SHO	Working Capital	5,000	—	5,000
Watermark Retirement	SHO	Working Capital	5,000	(2,726)	2,274
Montecito Medical Real Estate	MOB	Mezzanine	50,000	(20,255)	29,745
Carriage Crossing[1]	SHO	Mortgage	2,000	—	2,000
			$132,725	$(88,507)	$44,218
1 Funding contingent upon the performance of facility operations.

See Note 9 to our condensed consolidated financial statements included in this report for further details about our loan commitments. As provided above, loans funded do not include the effects of discounts or commitment fees.

The credit loss liability for unfunded loan commitments was $0.3 million as of March 31, 2024 and is estimated using the same methodology as used for our funded mortgage and other notes receivable based on the estimated amount that we expect to fund.

In the first quarter of 2024, our board of directors approved additional investment of up to $25.0 million in existing leased properties in the real estate investments segment. Projects that qualify for these funds are designed to assist the current tenants with improving the net operating results of the facilities. The rents associated with the properties will increase generally at a lease rate of no less than 8.0% applied to the amount expended. Identification and oversight of qualified projects are within the control of Company management. Funds are expected to be expended within two years of project approval. As of March 31, 2024, $1.0 million has been committed as noted in the table below, and no funds have been expended. In April 2024, an additional $8.0 million and $10.0 million was committed for various properties in the Bickford and Senior Living leased portfolios, respectively.

	Asset Class	Type	Total	Funded	Remaining
Development Commitments:
Woodland Village	SHO	Renovation	$7,515	$(7,425)	$90
Navion Senior Solutions[1]	SHO	Renovation	4,500	(2,726)	1,774
Vizion Health	HOSP	Renovation	2,000	(1,216)	784
SHOP	ILF	Renovation	1,500	(1,221)	279
			$15,515	$(12,588)	$2,927
1 Includes $1.0 million of qualified project funds described above.

In addition to the commitments listed above, one of our consolidated real estate partnerships, NHI REIT of DSL PropCo, LLC, has committed to Discovery to fund up to $2.0 million toward the purchase of condominium units located at one of the facilities, of which $1.0 million has been funded as of March 31, 2024.

	Asset Class	Total	Funded	Remaining
Contingencies (Lease Inducements):
Navion Senior Solutions	SHO	$4,850	$(2,700)	$2,150
Discovery	SHO	4,000	—	4,000
Ignite Medical Resorts	SNF	2,000	—	2,000
IntegraCare	SHO	750	—	750
		$11,600	$(2,700)	$8,900

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

Funds From Operations - FFO

Our FFO per diluted common share for the three months ended March 31, 2024 decreased $0.06, or 4.8%, over the same period in 2023 due primarily to the disposals of properties offset by new investments completed since March 31, 2023. FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and applied by us, is calculated using the two-class method with net income allocated to common stockholders and holders of unvested restricted stock by applying the respective weighted-average shares outstanding during each period. The calculation of FFO begins with net income attributable to common stockholders (computed in accordance with GAAP), and excludes gains (or losses) from sales of real estate property, impairments of real estate, and real estate depreciation and amortization after adjusting for unconsolidated partnerships and joint ventures, if any. Diluted FFO attributable to common stockholders per share assumes the exercise of stock options and other potentially dilutive securities.

Our Normalized FFO per diluted common share for the three months ended March 31, 2024 increased $0.01, or 0.9%, over the same period in 2023. Normalized FFO excludes from FFO certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to, impairment of non-real estate assets, gains and losses attributable to the acquisition and disposition of non-real estate assets and liabilities, and recoveries of previous write-downs.

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

Funds Available for Distribution - FAD

Our Normalized FAD for the three months ended March 31, 2024 increased $3.2 million, or 6.78%, over the same period in 2023 due primarily to an increase in SHOP revenues and a decrease in franchise, excise and other taxes since March 2023. In addition to the adjustments included in the calculation of Normalized FFO, Normalized FAD excludes the impact of any straight-line lease revenue, amortization of the original issue discount on our senior unsecured notes and amortization of debt issuance costs. We also adjust Normalized FAD for the net change in our allowance for expected credit losses, non-cash share-based compensation as well as certain non-cash items related to our equity method investment such as straight-line lease expense and amortization of purchase accounting adjustments.

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

The following table reconciles “Net income attributable to common stockholders”, the most directly comparable GAAP metric, to FFO, Normalized FFO and Normalized FAD and is presented for both basic and diluted weighted average common shares ($ in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2024	2023
Net income attributable to common stockholders	$30,915	$34,484
Elimination of certain non-cash items in net income:
Real estate depreciation	17,309	17,518
Real estate depreciation related to noncontrolling interests	(411)	(396)
Gains on sales of real estate, net	(100)	(1,397)
Impairments of real estate	—	338
NAREIT FFO attributable to common stockholders	47,713	50,547
Non-cash write-off of straight-line rent receivable	786	—
Non-cash rental income	—	(2,500)
Normalized FFO attributable to common stockholders	48,499	48,047
Straight-line lease revenue, net	(478)	(2,097)
Straight-line lease revenue, net, related to noncontrolling interests	(4)	24
Non-real estate depreciation	196	98
Non-real estate depreciation related to noncontrolling interests	(32)	(9)
Amortization of lease incentives	723	299
Amortization of lease incentive related to noncontrolling interests	(127)	(53)
Amortization of original issue discount	80	80
Amortization of debt issuance costs	740	526
Amortization related to equity method investment	(356)	(291)
Straight-line lease expense related to equity method investment	9	(4)
Note receivable credit loss expense (benefit)	10	(756)
Non-cash share-based compensation	2,155	2,105
Equity method investment capital expenditures	(68)	(105)
Equity method investment non-refundable fees received	280	239
Equity method investment distributions	(166)	—
SHOP recurring capital expenditures	(529)	(407)
SHOP recurring capital expenditures related to noncontrolling interests	43	43
Normalized FAD attributable to common stockholders	$50,975	$47,739

BASIC
Weighted average common shares outstanding	43,388,841	43,388,742
NAREIT FFO attributable to common stockholders per share	$1.10	$1.16
Normalized FFO attributable to common stockholders per share	$1.12	$1.11

DILUTED
Weighted average common shares outstanding	43,424,550	43,391,429
NAREIT FFO attributable to common stockholders per share	$1.10	$1.16
Normalized FFO attributable to common stockholders per share	$1.12	$1.11

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

The following table reconciles “Net income”, the most directly comparable GAAP metric, to Adjusted EBITDA ($ in thousands):

	Three Months Ended
	March 31,
	2024	2023
Net income	$30,657	$34,183
Interest expense	14,869	14,027
Franchise, excise and other taxes	(187)	183
Depreciation	17,505	17,617
NHI’s share of EBITDA adjustments for unconsolidated entities	719	495
Note receivable credit loss expense (benefit)	10	(756)
Gains on sales of real estate, net	(100)	(1,397)
Impairments of real estate	—	338
Non-cash write-off of straight-line rent receivable	786	—
Non-cash rental income	—	(2,500)
Adjusted EBITDA	$64,259	$62,190

Interest expense at contractual rates	$14,088	$13,440
Principal payments	105	103
Fixed Charges	$14,193	$13,543

Fixed Charge Coverage	4.5x	4.6x

For all periods presented, EBITDA reflects GAAP interest expense, which excludes amounts capitalized during the period.

Net Operating Income

NOI is a U.S. non-GAAP supplemental financial measure used to evaluate the operating performance of real estate. We define NOI as total revenues, less tenant reimbursements and property operating expenses. We believe NOI provides investors relevant and useful information as it measures the operating performance of our properties at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties.

The following table reconciles NOI to net income, the most directly comparable GAAP metric ($ in thousands):

	Three Months Ended
	March 31,
NOI Reconciliations:	2024	2023
Net income	$30,657	$34,183
Gains from equity method investment	(166)	—
Gains on sales of real estate, net	(100)	(1,397)
Loan and realty losses (gains)	10	(418)
General and administrative	5,642	5,653
Franchise, excise and other taxes	(187)	183
Legal	236	122
Interest	14,869	14,027
Depreciation	17,505	17,617
Consolidated NOI	$68,466	$69,970
NOI by segment:
Real Estate Investments	$65,396	$67,988
SHOP	2,942	1,901
Non-Segment/Corporate	128	81
Total NOI	$68,466	$69,970

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At March 31, 2024, we were exposed to market risks related to fluctuations in interest rates on approximately $448.5 million of variable-rate indebtedness and on our mortgage and other notes receivable. The unused portion ($451.5 million at March 31, 2024) of our revolving credit facility, should it be drawn upon, is subject to variable rates.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a 50 basis-point increase or decrease in the interest rate related to variable-rate debt, and assuming no change in the outstanding balance as of March 31, 2024, net interest expense would increase or decrease annually by approximately $2.2 million or $0.05 per common share on a diluted basis.

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

The following table sets forth certain information with respect to our debt ($ in thousands):

	March 31, 2024			December 31, 2023
	Balance[1]	% of total	Rate[2]	Balance[1]	% of total	Rate[2]
Fixed rate:
Private placement term loans - unsecured	$225,000	19.6%	4.28%	$225,000	19.6%	4.28%
2031 Senior notes - unsecured	400,000	34.8%	3.00%	400,000	34.9%	3.00%
Fannie Mae term loans - secured, non-recourse	76,136	6.6%	3.96%	76,241	6.7%	3.96%
Variable rate:
Bank term loan - unsecured	200,000	17.4%	6.68%	200,000	17.4%	6.69%
Revolving credit facility - unsecured	248,500	21.6%	6.48%	245,000	21.4%	6.49%
	$1,149,636	100.0%	4.71%	$1,146,241	100.0%	4.70%

[1] Differs from carrying amount due to unamortized discounts and loan costs.
[2] Total is weighted average rate.

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects on fair value (“FV”) assuming a parallel shift of 50 bps in market interest rates for a contract with similar maturities as of March 31, 2024 ($ in thousands):

	Balance[1]	Fair Value[2]	FV reflecting change in interest rates
Fixed rate:			-50 bps	+50 bps
Private placement term loans - unsecured	$225,000	$215,755	$217,572	$213,959
2031 Senior notes	400,000	324,349	336,350	316,340
Fannie Mae term loans	76,136	74,191	74,579	73,805
[1] Differs from carrying amount due to unamortized discounts and loan costs.
[2] The change in fair value of our fixed rate debt was due primarily to the overall change in interest rates.

At March 31, 2024, the fair value of our mortgage and other notes receivable, discounted for estimated changes in the risk-free rate, was approximately $250.0 million. A 50 basis-point increase in market rates would decrease the estimated fair value of our mortgage and other loans by approximately $2.7 million, while a 50 bps decrease in such rates would increase their estimated fair value by approximately $2.6 million.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures. As of March 31, 2024, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of NHI’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) to ensure information required to be disclosed in our filings is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2024.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 16, 2024, our Board of Directors authorized the Repurchase Plan pursuant to which we may purchase up to 160,000,000 in shares of our issued and outstanding common stock. The Repurchase Plan is effective for a period of one year and does not require us to repurchase any specific number of shares. The Repurchase Plan may be suspended or discontinued at any time. Shares may be repurchased from time-to-time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with the terms of Rule 10b-18 of the Exchange Act and repurchases shall be made in accordance with all applicable laws and regulations in effect. The timing and number of shares repurchased, if any, will depend on a variety of factors, including price, general market and economic conditions, alternative investment opportunities and other corporate considerations. During the three months ended March 31, 2024, no common stock was repurchased.

Item 5. Other Information.

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2024.

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
*10.1
Change in Control Severance Agreement, dated February 26, 2024, by and between National Health Investors, Inc. and D. Eric Mendelsohn (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 26, 2024).

*10.2
Change in Control Severance Agreement, dated February 26, 2024, by and between National Health Investors, Inc. and Kristin S. Gaines (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed February 26, 2024).

*10.3
Change in Control Severance Agreement, dated February 26, 2024, by and between National Health Investors, Inc. and Kevin C. Pascoe (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed February 26, 2024).

*10.4
Change in Control Severance Agreement, dated February 26, 2024, by and between National Health Investors, Inc. and John L. Spaid (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed February 26, 2024).

*10.5
Change in Control Severance Agreement, dated February 26, 2024, by and between National Health Investors, Inc. and David L. Travis (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed February 26, 2024).

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

*Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date:	May 6, 2024	/s/ D. Eric Mendelsohn
D. Eric Mendelsohn
President, Chief Executive Officer and Director
(duly authorized officer)

Date:	May 6, 2024	/s/ John L. Spaid
John L. Spaid
Chief Financial Officer
(Principal Financial Officer)