Form 10-Q
period 2024-06-30
NATIONAL HEALTH INVESTORS INC
filed 2024-08-06
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	_____________	to	_____________

Commission File Number 001-10822
National Health Investors, Inc.
(Exact name of registrant as specified in its charter)

Maryland		62-1470956
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

222 Robert Rose Drive
Murfreesboro	Tennessee	37129
(Address of principal executive offices)		(Zip Code)

(615)	890-9100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	NHI	New York Stock Exchange

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

There were 43,442,849 shares of common stock of the registrant outstanding as of August 1, 2024.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets:
Real estate properties:
Land	$181,173	$180,749
Buildings and improvements	2,622,633	2,593,696
Construction in progress	8,347	5,913
	2,812,153	2,780,358
Less accumulated depreciation	(705,829)	(673,276)
Real estate properties, net	2,106,324	2,107,082
Mortgage and other notes receivable, net of reserve of $15,921 and $15,476, respectively	240,850	245,271
Cash and cash equivalents	14,766	22,347
Straight-line rent receivable	85,321	84,713
Assets held for sale, net	5,669	5,004
Other assets, net	23,982	24,063
Total Assets(a)	$2,476,912	$2,488,480

Liabilities and Stockholders’ Equity:
Debt	$1,136,035	$1,135,051
Accounts payable and accrued expenses	33,200	34,304
Dividends payable	39,098	39,069
Deferred income	5,107	6,009
Total Liabilities(a)	1,213,440	1,214,433

Commitments and contingencies

Redeemable noncontrolling interest	9,169	9,656

National Health Investors, Inc. Stockholders’ Equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized;
43,442,849 and 43,409,841 shares issued and outstanding, respectively	434	434
Capital in excess of par value	1,606,199	1,603,757
Retained earnings	2,533,047	2,466,844
Cumulative dividends	(2,895,263)	(2,817,083)
Total National Health Investors, Inc. Stockholders’ Equity	1,244,417	1,253,952
Noncontrolling interests	9,886	10,439
Total Equity	1,254,303	1,264,391
Total Liabilities and Equity	$2,476,912	$2,488,480

(a) The condensed consolidated balance sheets include the following amounts related to our consolidated Variable Interest Entities (“VIE”s): $507.9 million and $513.2 million of Real estate properties, net; $8.3 million and $10.9 million of Cash and cash equivalents; $9.8 million and $9.7 million of Straight-line rent receivable; $9.3 million and $9.4 million of Other assets, net; and

$4.3 million and $4.7 million of Accounts payable and accrued expenses, in each case as of June 30, 2024 and December 31, 2023, respectively.

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements. The Condensed Consolidated Balance Sheet at December 31, 2023 was derived from the audited consolidated financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Revenues:
Rental income	$65,760	$60,952	$127,947	$126,250
Resident fees and services	13,390	11,793	26,645	23,493
Interest income and other	5,820	5,131	11,890	10,521
	84,970	77,876	166,482	160,264
Expenses:
Depreciation	17,490	17,730	34,995	35,347
Interest	14,854	14,194	29,723	28,221
Senior housing operating expenses	10,437	9,682	20,751	19,481
Legal	165	174	400	297
Franchise, excise and other taxes	47	258	(139)	441
General and administrative	4,870	4,306	10,510	9,959
Taxes and insurance on leased properties	2,802	3,212	5,535	5,830
Loan and realty losses (gains)	1,106	186	1,116	(232)
	51,771	49,742	102,891	99,344
Gains on sales of real estate, net	1,517	11,366	1,617	12,763
Gain on operations transfer, net	—	20	—	20
Loss on early retirement of debt	—	(73)	—	(73)
Gains from equity method investment	236	—	402	—
Net income	34,952	39,447	65,610	73,630
Add: net loss attributable to noncontrolling interests	304	332	593	633
Net income attributable to stockholders	35,256	39,779	66,203	74,263
Less: net income attributable to unvested restricted stock awards	(29)	(19)	(61)	(19)
Net income attributable to common stockholders	$35,227	$39,760	$66,142	$74,244

Weighted average common shares outstanding:
Basic	43,397,080	43,388,753	43,392,961	43,388,748
Diluted	43,563,654	43,388,753	43,494,103	43,390,092

Earnings per common share - basic	$0.81	$0.92	$1.52	$1.71
Earnings per common share - diluted	$0.81	$0.92	$1.52	$1.71

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Six Months Ended
	June 30,
	2024	2023
	(unaudited)
Cash flows from operating activities:
Net income	$65,610	$73,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	34,995	35,347
Amortization of debt issuance costs, debt discounts and prepaids	3,018	2,082
Amortization of commitment fees and note receivable discounts	191	(234)
Amortization of lease incentives	1,446	1,075
Straight-line rent adjustments	(905)	(4,972)
Non-cash rental income	—	(2,500)
Non-cash interest income on mortgage and other notes receivable	(25)	(784)
Gains on sales of real estate, net	(1,617)	(12,763)
Gains from equity method investment	(402)	—
Loss on early retirement of debt	—	73
Loan and realty losses (gains)	1,116	(232)
Payment of lease incentive	—	(10,000)
Non-cash share-based compensation	2,842	2,874
Changes in operating assets and liabilities:
Other assets, net	(2,822)	(2,632)
Accounts payable and accrued expenses	(1,275)	776
Deferred income	(606)	(196)
Net cash provided by operating activities	101,566	81,544
Cash flows from investing activities:
Investments in mortgage and other notes receivable	(26,604)	(12,174)
Collections of mortgage and other notes receivable	8,347	9,493
Fees received on mortgage note	82	—
Acquisitions of real estate	(9,866)	(38,081)
Proceeds from sales of real estate	4,658	48,619
Investments in renovations of existing real estate	(5,039)	(2,910)
Investments in equipment	(1,524)	(1,467)
Distributions from equity method investment	402	2,500
Net cash (used in) provided by investing activities	(29,544)	5,980
Cash flows from financing activities:
Proceeds from revolving credit facility	120,000	231,000
Payments on revolving credit facility	(120,500)	(77,000)
Borrowings on term loan	—	200,000
Payments on term loans	(222)	(365,203)
Debt issuance costs	—	(2,747)
Distributions to noncontrolling interests	(533)	(638)
Dividends paid to stockholders	(78,151)	(78,100)
Taxes related to net settlement of equity awards	(400)	—

Proceeds from noncontrolling interest	70	2,922
Net cash used in financing activities	(79,736)	(89,766)
Decrease in cash and cash equivalents and restricted cash	(7,714)	(2,242)
Cash and cash equivalents and restricted cash, beginning of period	24,617	21,516
Cash and cash equivalents and restricted cash, end of period	$16,903	$19,274

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Six Months Ended
	June 30,
	2024	2023
	(unaudited)
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$28,322	$25,971
Supplemental disclosure of non-cash investing and financing activities:
Real estate acquired in exchange for mortgage note receivable	$22,184	$14,200
Increase in notes receivable from sales of real estate	$—	$699
Change in accounts payable related to renovations of existing real estate	$(87)	$244
Change in accounts payable related to distributions to noncontrolling interests	$18	$75
Right of use asset in exchange for lease liability	$115	$—
Reclassification of prepaid equity issuance costs to capital in excess of par value	$—	$275

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Cumulative Dividends	Total National Health Investors, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances at December 31, 2023	43,409,841	$434	$1,603,757	$2,466,844	$(2,817,083)	$1,253,952	$10,439	$1,264,391
Distributions declared to noncontrolling interests, excluding $6 attributable to redeemable noncontrolling interest	—	—	—	—	—	—	(205)	(205)
Net income, excluding a loss of $225, attributable to redeemable noncontrolling interest	—	—	—	30,947	—	30,947	(65)	30,882
Grants of restricted stock	15,000	—	—	—	—	—	—	—
Share-based compensation	—	—	2,155	—	—	2,155	—	2,155
Dividends declared, $0.90 per common share	—	—	—	—	(39,082)	(39,082)	—	(39,082)
Activity for the three months ended March 31, 2024	15,000	—	2,155	30,947	(39,082)	(5,980)	(270)	(6,250)
Noncontrolling interest capital contribution	—	—	—	—	—	—	70	70
Distributions declared to noncontrolling interests, excluding $3 attributable to redeemable noncontrolling interest	—	—	—	—	—	—	(303)	(303)
Net income, excluding a loss of $253, attributable to redeemable noncontrolling interest	—	—	—	35,256	—	35,256	(50)	35,206
Taxes related to net settlement of equity awards	(230)	—	(400)	—	—	(400)	—	(400)
Shares issued on stock options exercised	18,238	—	—	—	—	—	—	—
Share-based compensation	—	—	687	—	—	687	—	687
Dividends declared, $0.90 per common share	—	—	—	—	(39,098)	(39,098)	—	(39,098)
Activity for the three months ended June 30, 2024	18,008	—	287	35,256	(39,098)	(3,555)	(283)	(3,838)
Balances at June 30, 2024	43,442,849	$434	$1,606,199	$2,533,047	$(2,895,263)	$1,244,417	$9,886	$1,254,303

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Cumulative Dividends	Total National Health Investors Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances at December 31, 2022	43,388,742	$434	$1,599,427	$2,331,190	$(2,660,826)	$1,270,225	$9,856	$1,280,081
Noncontrolling interests capital contribution	—	—	—	—	—	—	2,000	2,000
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(273)	(273)
Net income, excluding a loss of $305 attributable to redeemable noncontrolling interest	—	—	—	34,484	—	34,484	4	34,488
Equity issuance cost	—	—	(275)	—	—	(275)	—	(275)
Share-based compensation	—	—	2,105	—	—	2,105	—	2,105
Dividends declared, $0.90 per common share	—	—	—	—	(39,050)	(39,050)	—	(39,050)
Activity for the three months ended March 31, 2023	—	—	1,830	34,484	(39,050)	(2,736)	1,731	(1,005)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(290)	(290)
Net income, excluding a loss of $270 attributable to redeemable noncontrolling interest	—	—	—	39,779	—	39,779	(62)	39,717
Grants of restricted stock	21,000	—	—	—	—	—	—	—
Shares issued on stock options exercised	99	—	—	—	—	—	—	—
Share-based compensation	—	—	769	—	—	769	—	769
Dividends declared, $0.90 per common share	—	—	—	—	(39,069)	(39,069)	—	(39,069)
Activity for the three months ended June 30, 2023	21,099	—	769	39,779	(39,069)	1,479	(352)	1,127
Balances at June 30, 2023	43,409,841	$434	$1,602,026	$2,405,453	$(2,738,945)	$1,268,968	$11,235	$1,280,203

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
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

Our Real Estate Investments segment consists of real estate investments and leases, and mortgage and other notes receivables in independent living facilities (“ILFs”), assisted living facilities (“ALFs”), entrance-fee communities (“EFCs”), senior living campuses (“SLCs”), skilled nursing facilities (“SNFs”) and a hospital (“HOSP”). As of June 30, 2024, we had gross real estate investments of approximately $2.5 billion in 161 healthcare real estate properties located in 31 states and leased pursuant primarily to triple-net leases to 25 tenants consisting of 95 senior housing communities, 65 SNFs and one HOSP, excluding two properties classified as assets held for sale. Our portfolio of ten mortgages along with other notes receivable totaled $256.8 million, excluding an allowance for expected credit losses of $15.9 million, as of June 30, 2024.

Our SHOP segment is comprised of two ventures that own the operations of ILFs. For this segment, as of June 30, 2024, we had gross investments of approximately $351.1 million in 15 ILFs located in eight states with a combined 1,732 units that are operated on behalf of the Company by independent managers pursuant to the terms of separate management agreements. The third-party managers, or related parties of the managers, own equity interests in the respective ventures. Units, beds and property count disclosures in these footnotes to the condensed consolidated financial statements are outside the scope of our independent registered accounting firm’s review.

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

We also consolidate two real estate partnerships formed with our partners, Discovery Senior Housing Investor XXIV, LLC, a related party of Discovery, and LCS Timber Ridge LLC (“LCS”), to invest in senior housing facilities. We consider both partnerships to be VIEs, as either the members, as a group, lack the characteristics of a controlling financial interest or the total equity at risk is insufficient to finance activities without additional subordinated financial support. NHI directs the activities that most significantly impact economic performance of these partnerships, subject to limited protective rights extended to our partners for specified business decisions. Because of our control of these partnerships, we include their assets, liabilities, noncontrolling interests and operations in our condensed consolidated financial statements. Reference Note 16 for further discussion of these consolidated real estate partnerships.

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

Noncontrolling Interests

Contingently redeemable noncontrolling interests are recorded at their initial carrying amounts upon issuance and are subsequently adjusted to reflect their share of gains or losses, contributions, and distributions attributable to the noncontrolling interests. In periods where they are or will become probable of redemption, an adjustment to the redemption value of the noncontrolling interests is also recognized through “Capital in excess of par value” on the Company’s Condensed Consolidated Balance Sheets and included in our computation of earnings per share. As of June 30, 2024, the Merrill SHOP venture noncontrolling interest was classified in mezzanine equity, as discussed further in Note 10.

The noncontrolling interests associated with our two consolidated real estate partnerships and our Discovery member SHOP venture were classified in equity as of June 30, 2024.

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

The following table sets forth our “Cash and cash equivalents and restricted cash” reported within the Company’s Condensed Consolidated Statements of Cash Flows ($ in thousands):

	June 30, 2024	June 30, 2023
Beginning of period:
Cash and cash equivalents	$22,347	$19,291
Restricted cash (included in Other assets, net)	2,270	2,225
Cash, cash equivalents, and restricted cash	$24,617	$21,516
End of period:
Cash and cash equivalents	$14,766	$17,411
Restricted cash (included in Other assets, net)	2,137	1,863
Cash, cash equivalents, and restricted cash	$16,903	$19,274

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

Our financial instruments, principally our investments in mortgage and other notes receivable, are subject to the possibility of loss of the carrying values as a result of the failure of other parties to perform according to their contractual obligations which may make the instruments less valuable. We obtain collateral in the form of mortgage liens and other protective rights for mortgage and other notes receivable and continually monitor these rights in order to reduce such possibilities of loss. We evaluate the need to provide for reserves for potential losses on our financial instruments based on management’s periodic review of our portfolio on an instrument-by-instrument basis.

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

The Company reviews its operating lease receivables for collectability on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in which the tenant operates and economic conditions in the area where the property is located. In the event that collectability of substantially all lease payments with respect to any tenant is not probable, a direct write-off of the receivable is made as an adjustment to rental income and any future rental revenue is recognized only when the tenant makes a rental payment. Reference Note 3 for further discussion.

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

Interest Income from Mortgage and Other Notes Receivable

Interest income is recognized based on the interest rates and principal amounts outstanding on the notes receivable. We identify a mortgage note as non-performing based on various criteria including timeliness of required payments, compliance with other provisions under the related note agreement, and an evaluation of the borrower’s current financial condition for indicators that it is probable it cannot pay its contractual amounts. A non-performing loan is returned to accrual status at such time as the note becomes contractually current and management believes all future principal and interest will be received according to the contractual terms of the note. As of June 30, 2024, we had two mortgage notes receivable and a mezzanine loan totaling an aggregate of $26.5 million due from affiliates of two operators/borrowers, including Bickford Senior Living (“Bickford”), designated as non-performing.

Income Taxes

We intend at all times to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code. Accordingly, we will generally not be subject to U.S. federal income tax, provided that we continue to qualify as a REIT. A failure to qualify under the applicable REIT qualification rules and regulations would have a material adverse impact on our financial position, results of operations and cash flows.

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

Note 3. Investment Activity

Asset Acquisitions

In June 2024, we acquired a 110-unit ALF located in Sussex, Wisconsin, from Encore Senior Living (“Encore”). The acquisition price was $32.1 million, including $0.1 million in closing costs, and the cancellation of an outstanding construction note receivable held by us of $22.2 million including interest. We added the facility to an existing master lease with Encore for a term of 15 years at an initial lease rate of 8.25%, and annual escalators of 2.21%. Of the total purchase price $1.3 million was allocated to land and $30.8 million was allocated to buildings and improvements.

Asset Dispositions

During the three and six months ended June 30, 2024, we completed the sale of two ALFs located in Louisiana, previously leased to one of our tenants on cash basis of accounting for revenue recognition, for net cash proceeds of $4.7 million, resulting in a gain of approximately $1.4 million.

Tenant Concentration

The following table contains information regarding concentration in our Real Estate Investments portfolio of tenants or affiliates of tenants that exceed 10% of total revenues as of and for the six months ended June 30, 2024 and 2023, excluding $2.6 million for our corporate office, a credit loss reserve of $15.9 million and $351.1 million in real estate assets in the SHOP segment ($ in thousands):

	As of June 30, 2024			Revenues[1]
	Asset Class	Gross Real Estate[2]	Notes Receivable	Six Months Ended June 30,
				2024		2023

Senior Living Communities, LLC (“Senior Living”)	EFC	$573,631	$45,375	$26,406	16%	$25,658	16%
National HealthCare Corporation (“NHC”)	SNF	133,770	—	20,836	13%	18,983	12%
Bickford	ALF	426,798	16,697	20,691	12%	19,977	12%
All others, net	Various	1,339,754	194,699	66,369	40%	66,323	41%
Escrow funds received from tenants
for property operating expenses	Various	—	—	5,535	3%	5,830	4%
		$2,473,953	$256,771	139,837		136,771
Resident fees and services[3]				26,645	16%	23,493	15%
				$166,482		$160,264
1 Includes interest income on notes receivable and rental income from properties classified as assets held for sale.
2 Amounts include any properties classified as held for sale.
3 There is no tenant concentration in “Resident fees and services” because these agreements are with individual residents.

At June 30, 2024, the two states in which we had an investment concentration of 10% or more were South Carolina (12.0%) and Texas (10.6%).

Senior Living

As of June 30, 2024, we leased ten retirement communities to Senior Living. In the second quarter of 2024, two of the leases were amended to extend the maturity dates by two years and to provide up to $10.0 million of capital improvements on various properties, none of which was funded as of June 30, 2024. Rental revenue will increase at a lease rate of 8.5% applied to the amount expended. We recognized straight-line rent revenue of $(0.5) million and $(0.6) million from Senior Living for the six months ended June 30, 2024 and 2023, respectively.

NHC

As of June 30, 2024, we leased three ILFs and 32 SNFs to NHC, a publicly held company, under a master lease (four of which were subleased to other parties for whom the lease payments were guaranteed to us by NHC). Straight-line rent revenue of $0.1 million and $(0.6) million was recognized from NHC for the six months ended June 30, 2024 and 2023, respectively.

NHC Percentage Rent - Under the terms of our master lease agreement with NHC, rent escalates by 4% of the increase, if any, in each of the facility’s revenue over a base year and is referred to as “percentage rent.” The following table summarizes the percentage rent income from NHC ($ in thousands):

	Six Months Ended June 30,
	2024	2023
Current year	$2,759	$1,931
Prior year final certification[1]	1,656	630
Total percentage rent income	$4,415	$2,561

1 For purposes of the percentage rent calculation described in the master lease agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

Two of the members of our Board of Directors, including our chairman, are also members of NHC’s board of directors.

Bickford

As of June 30, 2024, we leased 39 facilities, including one property reclassified to assets held for sale in the second quarter of 2024, to Bickford under four leases. In 2022, we converted Bickford to the cash basis of revenue recognition based upon information obtained from Bickford regarding its financial condition that raised substantial doubt as to its ability to continue as a going concern.

Effective April 1, 2024, the combined rent for the Bickford leased portfolio was reset to $34.5 million per year with nominal increases through April 1, 2026, at which time the rent will be reset to a fair market value based on the Consumer Price Index (“CPI”). Base rent will escalate annually thereafter based on either a fixed percentage or CPI subject to a floor of 2% and a ceiling of 3%. As part of the lease amendments, we agreed to fund up to $8.0 million of capital improvements on various properties, of which less than $0.1 million was funded as of June 30, 2024. Rental revenue will increase at a lease rate of 8.0% applied to the amount expended.

During the three and six months ended June 30, 2024, Bickford repaid $1.3 million and $2.8 million, respectively, of its outstanding pandemic-related rent deferrals. During the three and six months ended June 30, 2023, Bickford repaid $0.4 million and $0.6 million, respectively, of its outstanding pandemic-related rent deferrals, in addition to the reduction in rent deferrals of $2.5 million recognized in connection with the acquisition of an ALF located in Chesapeake, Virginia from Bickford through a note receivable conversion. As of June 30, 2024, Bickford’s outstanding pandemic-related rent deferrals were $15.2 million.

Assets Held for Sale and Impairments of Long-Lived Assets

The following is a summary of our assets held for sale in our Real Estate Investments portfolio ($ in thousands):

	As of	As of
	June 30, 2024	December 31, 2023
Number of facilities	2	1
Real estate, net	$5,669	$5,004

Rental income associated with assets held for sale as of June 30, 2024 totaled $0.5 million and $0.9 million for the three and six months ended June 30, 2024, respectively, and $0.4 million and $1.0 million for the three and six months ended June 30, 2023, respectively.

During the three and six months ended June 30, 2024, we recorded impairment charges of approximately $0.7 million on one property reclassified to assets held for sale in the second quarter of 2024 in our Real Estate Investments segment. During the three and six months ended June 30, 2023, we recorded impairment charges of approximately $0.1 million on two properties and approximately $0.5 million on three properties, respectively, in our Real Estate Investments segment. The impairment charges were determined in connection with the preparation of the financial statements for the applicable quarterly period and are included in “Loan and realty losses (gains)” in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2024 and 2023.

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

In March 2024, we executed a purchase and sale agreement with a tenant to acquire its leased SLC for a purchase price of $38.5 million, subject to the tenant’s ability to secure financing for the purchase. The purchase and sale agreement expires in December 2024. Until the tenant provides notification that it has obtained financing, the property continues to be classified as held and used and leased pursuant to the existing triple-net lease that generates approximately $2.8 million in annual rent and expires in July 2027. The property had a net investment of $19.4 million as of June 30, 2024.

Cash Basis Operators

We have three tenants on the cash basis of accounting for revenue recognition for their leasing arrangements based on our assessment of each tenant’s ability to satisfy its contractual obligations. Cash rents received from these tenants for the three and six months ended June 30, 2024 and 2023 were as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Bickford[1]	$9,946	$8,119	$19,310	$15,927
All others[2]	5,142	2,318	7,544	6,516
Total rental income from cash basis operators	$15,088	$10,437	$26,854	$22,443

1Excludes $2.5 million of rental income related to the reduction of pandemic-related rent deferrals recognized in connection with the acquisition of an ALF from Bickford in the first quarter of 2023.
2In the second quarter of 2024, we received a $2.5 million lump sum payment from an operator for partial repayment of pandemic-related rent deferrals.

Tenant Transition

In June 2024, we transitioned a leased SNF located in Wisconsin to a new operator. The new lease contains a purchase option to acquire the property at the end of the initial lease term in 2031 or during the renewal period at a fixed minimum internal rate of return on our investment. In the first quarter of 2024, we wrote off to “Rental income” the straight-line rent receivable of approximately $0.8 million associated with the terminated lease.

Tenant Purchase Options

Certain of our leases contain purchase options allowing tenants to acquire the leased properties at a fixed base price plus a specified share in any appreciation, fixed base price, or a fixed minimum internal rate of return on our investment. At June 30, 2024, tenants had purchase options on four properties with an aggregate net investment of $78.5 million that will become exercisable between 2027 and 2031. Rental income from these properties with tenant purchase options was $2.0 million and $3.8 million for the three and six months ended June 30, 2024, respectively. Rental income from these properties with tenant purchase options was $1.8 million and $3.6 million for three and six months ended June 30, 2023, respectively.

We cannot reasonably estimate at this time the probability that any purchase options will be exercised in the future. Consideration to be received from the exercise of any tenant purchase option is expected to exceed our net investment in the leased property or properties.

Future Minimum Base Rent

Future minimum lease payments to be received by us under our operating leases at June 30, 2024, were as follows ($ in thousands):

Remainder of 2024	$118,344
2025	239,272
2026	245,826
2027	198,986
2028	193,384
2029	176,362
Thereafter	677,813
$1,849,987

Variable Lease Payments

Most of our leases contain annual escalators in rent payments. Some of our leases contain escalators that are determined annually based on a variable index or other factors that are indeterminable at the inception of the lease. The table below indicates the rental income recognized as a result of fixed and variable lease escalators ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Lease payments based on fixed escalators	$60,110	$53,538	$116,702	$112,827
Lease payments based on variable escalators	2,358	2,103	6,251	3,696
Straight-line rent, net of write-offs	1,213	2,875	905	4,972
Escrow funds received from tenants for property operating expenses	2,802	3,212	5,535	5,830
Amortization of lease incentives	(723)	(776)	(1,446)	(1,075)
Rental income	$65,760	$60,952	$127,947	$126,250

Note 4. Mortgage and Other Notes Receivable

At June 30, 2024, our investments in mortgage notes receivable totaled $164.4 million secured by real estate and other assets of the borrowers (e.g., Uniform Commercial Code liens on personal property) related to 18 facilities and in other notes receivable totaled $92.4 million, substantially all of which were guaranteed by significant parties to the notes or by cross-collateralization of properties with the same owner. These balances exclude a credit loss reserve of $15.9 million at June 30, 2024.

Our loans designated as non-performing as of June 30, 2024 and December 31, 2023 include a mortgage note receivable of $2.0 million and $2.1 million, respectively, due from Bickford and a mortgage note receivable of $10.0 million and a mezzanine loan of $14.5 million due from affiliates of one operator/borrower. This operator/borrower is also one of the tenants on the cash basis of accounting for revenue recognition for its leases. Interest income recognized, representing cash received, from these non-performing loans was $0.5 million and $0.9 million, respectively, for the three and six months ended June 30, 2024. Interest income recognized for the three and six months ended June 30, 2023 was $0.4 million and $0.9 million, respectively. All other loans were on full accrual basis as of June 30, 2024. The credit loss reserve related to non-performing loans totaled $12.4 million and $11.9 million at June 30, 2024 and December 31, 2023, respectively.

Compass Senior Living , LLC

In June 2024, we funded $9.5 million on a mortgage note receivable secured by two facilities with Compass Senior Living, LLC. The five-year loan agreement provides for an annual interest rate of 8.5% with an option for the Company to purchase one or both facilities after July 2026.

Carriage Crossing Senior Living Bloomington

In February 2024, we funded $15.0 million on a mortgage note receivable with Carriage Crossing Senior Living Bloomington (“Carriage Crossing”), with an additional $2.0 million available to be funded contingent upon the performance of facility operations until March 31, 2027. The five-year loan agreement provides for an annual interest rate of 8.75% and two one-year extensions.

Montecito Medical Real Estate

We have a $50.0 million mezzanine loan and security agreement with Montecito Medical Real Estate for a fund that invests in medical real estate, including medical office buildings, throughout the United States. In the second quarter of 2024, approximately $2.1 million of principal was repaid upon the sale by the fund of two of the underlying properties. As of June 30, 2024, $18.0 million was outstanding on the loan associated with seven medical office buildings with a combined purchase price of approximately $76.4 million. For the three and six months ended June 30, 2024, we recognized interest income of $0.5 million and $1.0 million, respectively. Interest income recognized for the three and six months ended June 30, 2023 was $0.5 million and $0.9 million, respectively.

Bickford Construction and Mortgage Loans

As of June 30, 2024, we had one fully funded construction loan of $14.7 million to Bickford. The construction loan is secured by a first mortgage lien on substantially all of the related real and personal property as well as a pledge of any and all leases or agreements which may grant a right of use to the property. Usual and customary covenants extend to the agreement, including the borrower’s obligation for payment of insurance and taxes. NHI has a fair market value purchase option on the property upon stabilization of the underlying operations.

At June 30, 2024, we held a $12.5 million second mortgage as a component of the purchase price consideration in connection with the sale of six properties to Bickford in 2021. This second mortgage note receivable bears interest at a 10% annual rate and matures in April 2026. Interest income was $0.3 million and $0.6 million for both the three and six months ended June 30, 2024 and 2023, respectively, related to the second mortgage. We did not include this note receivable in the determination of the gain recognized upon sale of the portfolio. Therefore, this note receivable is not reflected in “Mortgage and other notes receivable, net” in the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023. During the three and six months ended June 30, 2024 and 2023, Bickford repaid $0.1 million and $0.2 million, respectively, of principal on this note receivable which is reflected in “Gains on sale of real estate, net” in the Condensed Consolidated Statements of Income.

Senior Living

We have provided a $20.0 million revolving line of credit to Senior Living whose borrowings under the revolver are to be used for working capital needs and to finance construction projects within its portfolio, including building additional units. Beginning January 1, 2025, availability under the revolver will reduce to $15.0 million. The revolver matures in December 2031 at the time of the Senior Living lease maturity. At June 30, 2024, the $12.8 million outstanding under the revolver bore interest at 8.0% per annum.

The Company also has a mortgage loan of $32.7 million with Senior Living that originated in July 2019 for the acquisition of a 248-unit continuing care retirement community (“CCRC”) in Columbia, South Carolina. The mortgage loan matures July of 2025 with a one-year extension and bears interest at an annual rate of 7.25%. Additionally, the loan conveys to NHI a purchase option at a stated minimum price of $38.3 million, subject to adjustment for market conditions.

Credit Loss Reserve

Our principal measures of credit quality, except for construction mortgages, are debt service coverage for amortizing loans and interest or fixed charge coverage for non-amortizing loans, collectively referred to as “Coverage.” A Coverage ratio provides a measure of the borrower’s ability to make scheduled principal and interest payments. The Coverage ratios presented in the table below have been calculated utilizing the most recent date for which data is available, March 31, 2024, using EBITDARM (earnings before interest, taxes, depreciation, amortization, rent and management fees) and the requisite debt service, interest service or fixed charges, as defined in the applicable loan agreement. We categorize Coverage into three levels: (i) more than 1.5x, (ii) between 1.0x and 1.5x, and (iii) less than 1.0x. We update the calculation of Coverage on a quarterly basis. Coverage is not a meaningful credit quality indicator for construction mortgages as either these developments are not generating any operating income, or they have insufficient operating income as occupancy levels necessary to stabilize the properties have not yet been achieved. We measure credit quality for these mortgages by considering the construction and stabilization timeline and the financial condition of the borrower, as well as economic and market conditions.

We consider the guidance in ASC 310-20, Receivables - Nonrefundable Fees and Other Costs, when determining whether a modification, extension or renewal constitutes a current period origination. The credit quality indicator as of June 30, 2024 is presented below for the amortized cost, net by year of origination ($ in thousands):

	2024	2023	2022	2021	2020	Prior	Total
Mortgages
more than 1.5x	$9,407	$—	$70,351	$—	$—	$35,100	$114,858
between 1.0x and 1.5x	14,862	930	—	—	—	6,423	22,215
less than 1.0x	—	620	—	—	—	14,700	15,320
	24,269	1,550	70,351	—	—	56,223	152,393
Mezzanine
more than 1.5x	—	512	—	14,049	—	—	14,561
between 1.0x and 1.5x	—	223	—	21,621	—	—	21,844
less than 1.0x	—	—	—	—	—	25,000	25,000
	—	735	—	35,670	—	25,000	61,405
Non-performing
between 1.0x and 1.5x	—	—	—	—	—	24,500	24,500
less than 1.0x	—	—	—	—	1,997	—	1,997
	—	—	—	—	1,997	24,500	26,497
Revolver
more than 1.5x							16,476
							16,476
					Credit loss reserve		(15,921)
							$240,850

Due to the continuing challenges in financial markets and the potential impact on the collectability of our mortgages and other notes receivable, we forecasted a 20% increase in the probability of a default and a 20% increase in the amount of loss from a default on all loans, other than those designated as non-performing, resulting in an effective adjustment of 44%. The methodology for estimating the reserves for non-performing loans incorporates the sufficiency of the underlying collateral and the current conditions and forecasts of future economic conditions of these loans, including qualitative factors, which may differ from conditions existing in the historical periods.

The allowance for expected credit losses is presented in the following table for the six months ended June 30, 2024 ($ in thousands):

Balance at January 1, 2024	$15,476
Provision for expected credit losses	445
Balance at June 30, 2024	$15,921

Note 5. Senior Housing Operating Portfolio Structure

Our SHOP segment is comprised of two ventures that own the operations of 15 ILFs. These ventures are structured to comply with REIT requirements and utilize the TRS for activities that would otherwise be non-qualifying for REIT purposes. The properties in each venture are operated by a property manager in exchange for a management fee. The ventures were capitalized with preferred and common equity interests, with the Company owning 100% of the preferred equity and a controlling common equity interest in each venture. The managers, or related parties of the managers, own a non-controlling common equity interest in their respective ventures. Each venture is discussed in more detail below.

Merrill Managed Portfolio

We have six ILFs located in California and Washington in a consolidated venture with Merrill, which owns a 20% common equity interest in the venture. The operating agreement for the venture provides for contingent distributions to the members based on the attainment of certain yields on investment calculated on an annual basis.

The properties are managed by Merrill pursuant to a management agreement with an initial term through March 2032 that automatically renews on a year-to-year basis thereafter unless terminated by either party with notice. The management agreement entitles Merrill to a base management fee of 5% of net revenue and a real estate services fee of 5% of real estate costs incurred during any calendar year that exceed $1,000 times the number of units at each facility. The noncontrolling interest associated with the venture was determined to be contingently redeemable and is classified in mezzanine equity as of June 30, 2024 and December 31, 2023, as discussed further in Note 10.

Discovery Managed Portfolio

We have nine ILFs located in Arkansas, Georgia, Ohio, Oklahoma, New Jersey, and South Carolina in a consolidated venture with the Discovery member, which owns a 2% common equity interest in the venture. In the second quarter of 2024, the members contributed an additional $3.5 million to fund additional capital expenditures, of which the Discovery member contributed approximately $0.1 million in cash in accordance with its common equity interest percentage in the venture. The operating agreement for the venture provides for contingent distributions to the members based on the attainment of certain yields on investment calculated on an annual basis. The noncontrolling interest associated with the venture is included in “Equity” on the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023.

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

We account for our investment in Timber Ridge OpCo under the equity method and decrease the carrying value of our investment for losses in the entity and distributions to NHI for cumulative amounts up to and including our basis plus any guaranteed or implied commitments to fund operations. In February 2023, we received $2.5 million from Timber Ridge OpCo representing the Company’s proportionate share of the lease incentive earned, as discussed in Note 7, based on its equity interest in the entity. Our guaranteed and implied commitments are currently limited to the additional $5.0 million under the revolving credit facility and the $2.5 million lease incentive distribution received. As of June 30, 2024, we have recognized our share of Timber Ridge OpCo’s operating losses in excess of our initial investment. These cumulative losses of $5.0 million in excess of our original basis and the $2.5 million lease incentive distribution received are included in “Accounts payable and accrued expenses” in our Condensed Consolidated Balance Sheet as of June 30, 2024. Excess unrecognized equity method losses for this investment for the three and six months ended June 30, 2024 were $0.6 million and $1.2 million, respectively, and $0.7 million and $1.3 million for the three and six months ended June 30, 2023, respectively. Cumulative unrecognized losses for this investment were $10.7 million through June 30, 2024. We recognized gains of approximately $0.2 million and $0.4 million, representing cash distributions received related to our investment in Timber Ridge OpCo for the three and six months ended June 30, 2024, respectively.

The Timber Ridge property is subject to early resident mortgages secured by a Deed of Trust and Indenture of Trust (the “Deed and Indenture”). As part of our acquisition, NHI-LCS JV I, LLC (“Timber Ridge PropCo”) acquired the Timber Ridge CCRC property and a subordination agreement was entered into pursuant to which the trustee acknowledged and confirmed that the security interests created under the Deed and Indenture were subordinate to any security interests granted in connection with the loan made by NHI to Timber Ridge PropCo. In addition, under the terms of the resident loan assumption agreements, during the term of the lease (seven years with two five-year renewal options), Timber Ridge OpCo is to indemnify Timber Ridge PropCo for any repayment by Timber Ridge PropCo of these early resident mortgage liabilities under the guarantee. As a result of the subordination agreement and the resident loan assumption agreements, no liability has been recorded as of June 30, 2024. The balance secured by the Deed and Indenture was $11.8 million at June 30, 2024.

Note 7. Other Assets

Other assets, net consist of the following ($ in thousands):

	June 30, 2024	December 31, 2023
SHOP accounts receivable, net of allowance of $382 and $343, and other assets	$2,725	$1,620
Real estate investments accounts receivable and prepaid expenses	3,688	3,296
Lease incentive payments, net	9,224	10,669
Regulatory escrows	6,208	6,208
Restricted cash	2,137	2,270
	$23,982	$24,063

In February 2023, Timber Ridge PropCo, the consolidated senior housing partnership with LCS that owns the Timber Ridge CCRC, paid a $10.0 million lease incentive earned by Timber Ridge OpCo. The lease incentive is being amortized on a straight-line basis through the remaining initial lease term ending January 2027.

Note 8. Debt

Debt consisted of the following ($ in thousands):

	June 30, 2024	December 31, 2023
Revolving credit facility - unsecured	$244,500	$245,000
Bank term loans - unsecured	200,000	200,000
2031 Senior Notes - unsecured, net of discount of $2,117 and $2,278	397,883	397,722
Private placement notes - unsecured	225,000	225,000
Fannie Mae term loans - secured, non-recourse	76,031	76,241
Unamortized loan costs	(7,379)	(8,912)
	$1,136,035	$1,135,051

Aggregate principal maturities of debt as of June 30, 2024 were as follows ($ in thousands):

Remainder of 2024	$75,425
2025	325,606
2026	244,500
2027	100,000
2028	—
2029	—
Thereafter	400,000
1,145,531
Less: discount	(2,117)
Less: unamortized loan costs	(7,379)
$1,136,035

Unsecured revolving credit facility and bank term loan

Our $700.0 million unsecured revolving credit facility (the “2022 Credit Facility”) matures in March 2026, but may be extended at our option, subject to the satisfaction of certain conditions, for two additional six-month periods. Borrowings under the 2022 Credit Facility bear interest, at our election, at one of the following (i) Term Secured Overnight Financing Rate (“SOFR”) (plus a credit spread adjustment) plus a margin ranging from 0.725% to 1.40%, (ii) Daily SOFR (plus a credit spread adjustment) plus a margin ranging from 0.725% to 1.40% or (iii) the base rate plus a margin ranging from 0.00% to 0.40%. In each election, the actual margin is determined according to our credit ratings. The base rate means, for any day, a fluctuating rate per annum equal to the highest of (x) the agent’s prime rate, (y) the federal funds rate on such day plus 0.50% or (z) the adjusted Term SOFR for a one-month tenor in effect on such day plus 1.0%. In addition, the 2022 Credit Facility requires a facility fee equal to 0.125% to 0.30%, based on our credit rating.

At June 30, 2024, we had $455.5 million available to draw on the 2022 Credit Facility, subject to usual and customary covenants. Among other stipulations, the unsecured credit facility agreement requires that we maintain certain financial ratios within limits set by our creditors. At June 30, 2024, we were in compliance with these ratios.

We have a $200.0 million term loan (the “2025 Term Loan”) that matures June 2025 and bears interest at a variable rate which is SOFR-based with a margin determined according to our credit ratings plus a 0.10% credit spread adjustment.

Pinnacle Bank is a participating member of our banking group. A member of NHI’s Board of Directors and chairperson of the Audit Committee of the Board of Directors is also the chairman of Pinnacle Financial Partners, Inc., the holding company for Pinnacle Bank. NHI’s local banking transactions are conducted primarily through Pinnacle Bank.

2031 Senior Notes

In January 2021, we issued $400.0 million in aggregate principal amount of 3.00% senior notes that mature on February 1, 2031 and pay interest semi-annually (the “2031 Senior Notes”). The 2031 Senior Notes were sold at an issue price of 99.196% of face value before the underwriters’ discount. Our net proceeds from the 2031 Senior Notes offering, after deducting underwriting discounts and expenses, were approximately $392.3 million. The 2031 Senior Notes are subject to affirmative and negative covenants, including financial covenants with which we were in compliance at June 30, 2024.

Private Placement Notes

Our unsecured private placement notes as of June 30, 2024, payable interest-only, are summarized below ($ in thousands):

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

Fannie Mae Term Loans

As of June 30, 2024, we had $60.1 million in Fannie Mae term-debt financing that originated in March 2015, requiring interest-only payments at an annual rate of 3.79% with a 10-year maturity. The mortgages are non-recourse and secured by 11 properties leased to Bickford. In a December 2017 acquisition, we assumed additional Fannie Mae debt that amortizes through 2025 when a balloon payment will be due, is subject to prepayment penalties until September 2024, bears interest at a rate of 4.60%, and has a remaining balance of $15.9 million at June 30, 2024. Collectively, the Fannie Mae debt is secured by properties having a net book value of $99.1 million at June 30, 2024.

Interest Expense

The following table summarizes interest expense ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest expense on debt at contractual rates	$14,029	$13,612	$28,116	$27,052
Capitalized interest	(48)	(22)	(87)	(41)
Amortization of debt issuance costs, debt discount and other	873	604	1,694	1,210
Total interest expense	$14,854	$14,194	$29,723	$28,221

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

As of June 30, 2024, we had working capital, mortgage, construction and mezzanine loan commitments to six operators or borrowers for an aggregate of $110.5 million, of which we had funded $64.9 million toward these commitments. Loan funded amounts do not reflect the effects of discounts or commitment fees.

As of June 30, 2024, we had $33.5 million of development commitments for construction and renovation of six properties of which we had funded $14.0 million toward these commitments. One of our consolidated real estate partnerships, NHI-REIT of DSL PropCo, LLC, has committed to fund up to $2.0 million toward the purchase of condominium units located at one of the facilities of which $1.0 million had been funded as of June 30, 2024.

As of June 30, 2024, we had an aggregate of $6.9 million in remaining contingent lease inducement commitments in three lease agreements which are generally based on the performance of facility operations and may or may not be met by the tenant.

The credit loss liability for unfunded loan commitments is estimated using the same methodology as used for our funded mortgage and other notes receivable based on the estimated amount that we expect to fund. We applied the same market adjustments as discussed in Note 4.

The liability for expected credit losses on our unfunded loan commitments reflected in “Accounts payable and accrued expenses” on the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023 is presented in the following table for the six months ended June 30, 2024 ($ in thousands):

Balance at January 1, 2024	$279
Provision for expected credit losses	17
Balance at June 30, 2024	$296

Litigation

Our facilities are subject to claims and suits in the ordinary course of business. Such claims may include, among other things, professional liability and general liability claims, as well as regulatory proceedings related to our SHOP segment. Our managers, tenants and borrowers have indemnified, and are obligated to continue to indemnify, us against all liabilities arising from the operation of the facilities, and are further obligated to indemnify us against environmental or title problems affecting the real estate underlying such facilities. While there may be lawsuits pending against us and certain of the owners and/or lessees of the facilities, management believes that the ultimate resolution of all such pending proceedings will have no material adverse effect on our financial condition, results of operations or cash flows.

Note 10. Redeemable Noncontrolling Interest

The interest held by Merrill in its SHOP venture was classified as a “Redeemable noncontrolling interest” in the mezzanine section between “Total liabilities” and “Stockholders’ equity” on our Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023. Certain provisions within the operating agreement of the Merrill venture provide Merrill with put rights upon certain contingent events that are not solely within the control of the Company. Therefore, Merrill’s noncontrolling interest was determined to be contingently redeemable. The redeemable noncontrolling interest is not currently redeemable and we concluded a contingent redemption event is not probable to occur as of June 30, 2024. Consequently, the noncontrolling interest will not be subsequently remeasured to its redemption amount until such contingent event and the related redemption are probable to occur. We will continue to reflect the attribution of gains or losses to the redeemable noncontrolling interest in each period.

The following table presents the change in “Redeemable noncontrolling interest” for the six months ended June 30, 2024 ($ in thousands):

Six Months Ended
June 30, 2024
Balance at January 1,	$9,656
Net loss	(478)
Distributions	(9)
Balance at June 30,	$9,169

Note 11. Equity and Dividends

Share Repurchase Plan

On February 16, 2024, our Board of Directors renewed our stock repurchase program (the “Repurchase Plan”) pursuant to which we may purchase up to $160.0 million in shares of our issued and outstanding common stock, par value $0.01 per share. The Repurchase Plan is effective for a period of one year and does not require us to repurchase any specific number of shares. The Repurchase Plan may be suspended or discontinued at any time. Shares may be repurchased from time-to-time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with the terms of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and repurchases shall be made in accordance with all applicable laws and regulations in effect. The timing and number of shares repurchased, if any, will depend on a variety of factors, including price, general market and economic conditions, alternative investment opportunities and other corporate considerations. No common stock was repurchased under the Repurchase Plan during six months ended June 30, 2024.

At-the-Market (ATM) Equity Program

We maintain an ATM equity program which allows us to sell our common stock directly into the market and have entered into an ATM equity offering sales agreement pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $500.0 million of the Company’s common stock. The ATM equity program has a forward sale provision which allows us to sell shares of common stock to forward purchasers at a predetermined price at a future date. No shares were sold under the ATM equity program during the six months ended June 30, 2024.

Dividends

The following table summarizes dividends declared by the Board of Directors or paid during the six months ended June 30, 2024 and 2023:

Six Months Ended June 30, 2024
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
November 3, 2023	December 29, 2023	January 26, 2024	$0.90
February 16, 2024	March 28, 2024	May 3, 2024	$0.90
May 3, 2024	June 28, 2024	August 2, 2024	$0.90

Six Months Ended June 30, 2023
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
November 6, 2022	December 30, 2022	January 27, 2023	$0.90
February 17, 2023	March 31, 2023	May 5, 2023	$0.90
May 5, 2023	June 30, 2023	August 4, 2023	$0.90

On August 2, 2024, the Board of Directors declared a $0.90 per share dividend payable on November 1, 2024 to common stockholders of record as of September 27, 2024.

Note 12. Share-Based Compensation

The Company’s outstanding stock incentive awards have been granted under two incentive plans – the 2012 Stock Incentive Plan and the 2019 Stock Incentive Plan, as amended and restated (the “2019 Plan”). During the six months ended June 30, 2024, we granted options to purchase 431,000 shares of common stock under the 2019 Plan.

In February 2024, 15,000 shares of restricted stock were issued to executive officers with a grant date fair value of $57.76 per share based on the market value of our common stock on the date of grant. The restricted stock vests over five years, with 20% vesting on each anniversary of the date of grant. The restricted stock awards contain non-forfeitable rights to dividends or dividend equivalents during the vesting periods. During the second quarter of 2024, 3,970 net shares of restricted stock vested. As of June 30, 2024, there were 31,800 non-vested shares of restricted stock outstanding.

The weighted average fair value of options granted during the six months ended June 30, 2024 and 2023 was $7.36 and $10.56 per option, respectively. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2024	2023
Dividend yield	6.4%	7.0%
Expected volatility	26.1%	39.7%
Expected lives	2.9 years	2.9 years
Risk-free interest rate	4.49%	4.65%

The following table summarizes our outstanding stock options:

			Weighted Average
	Number	Weighted Average	Remaining
	of Shares	Exercise Price	Contractual Life (Years)
Options outstanding, January 1, 2023	2,216,175	$70.97
Options granted	385,500	$54.73
Options exercised	(5,166)	$53.41
Options forfeited	(61,168)	$66.44
Options expired	(88,170)	$64.33
Options outstanding, June 30, 2023	2,447,171	$68.80

Exercisable at June 30, 2023	2,078,827	$71.40

Options outstanding, January 1, 2024	2,447,171	$68.80
Options granted	431,000	$57.76
Options exercised	(122,174)	$54.03
Options expired	(301,837)	$79.96
Options outstanding, June 30, 2024	2,454,160	$66.23	2.46

Exercisable at June 30, 2024	2,113,466	$67.74	2.16

At June 30, 2024, the intrinsic value of stock options outstanding and exercisable was $16.5 million and $12.8 million, respectively.

The following is a summary of share-based compensation expense, net of any forfeitures, included in “General and administrative expenses” in the Condensed Consolidated Statements of Income ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Share-based compensation components:
Restricted stock expense	$186	$72	$344	$72
Stock option expense	501	697	2,498	2,802
Total share-based compensation expense	$687	$769	$2,842	$2,874

As of June 30, 2024, unrecognized compensation expense totaling $2.9 million associated with stock-based awards was expected to be recognized over the following periods: remainder of 2024 - $1.3 million, 2025 - $1.1 million, 2026 - $0.3 million, 2027 - $0.1 million, and thereafter - $0.1 million.

Note 13. Earnings Per Common Share

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per common share ($ in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$34,952	$39,447	$65,610	$73,630
Add: net loss attributable to noncontrolling interests	304	332	593	633
Net income attributable to stockholders	35,256	39,779	66,203	74,263
Less: net income attributable to unvested restricted stock awards	(29)	(19)	(61)	(19)
Net income attributable to common stockholders - basic	$35,227	$39,760	$66,142	$74,244

BASIC:
Weighted average common shares outstanding	43,397,080	43,388,753	43,392,961	43,388,748

DILUTED:
Weighted average common shares outstanding	43,397,080	43,388,753	43,392,961	43,388,748
Stock options	166,574	—	101,142	1,344
Weighted average dilutive common shares outstanding	43,563,654	43,388,753	43,494,103	43,390,092

Earnings per common share - basic	$0.81	$0.92	$1.52	$1.71
Earnings per common share - diluted	$0.81	$0.92	$1.52	$1.71

Incremental anti-dilutive shares excluded:
Net share effect of stock options with an exercise price in excess of the average market price for our common shares	261,255	903,425	376,965	776,771

Regular dividends declared per common share	$0.90	$0.90	$1.80	$1.80

Note 14. Fair Value of Financial Instruments

Carrying amounts and fair values of financial instruments that are not carried at fair value at June 30, 2024 and December 31, 2023 in the Condensed Consolidated Balance Sheets are as follows ($ in thousands):

	Carrying Amount		Fair Value Measurement
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Level 2
Variable rate debt	$440,376	$439,693	$444,500	$445,000
Fixed rate debt	$695,659	$695,358	$615,417	$616,852

Level 3
Mortgage and other notes receivable, net	$240,850	$245,271	$231,437	$237,646

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

Note 15. Segment Reporting

We evaluate our business and make resource allocations on our two operating segments: Real Estate Investments and SHOP. Our Real Estate Investments segment includes leases, mortgages and other note investments in ILFs, ALFs, EFCs, SLCs, SNFs and a HOSP. Under the Real Estate Investments segment, we invest in senior housing and healthcare real estate through acquisition and financing of primarily single-tenant properties. Properties acquired are leased primarily under triple-net leases, and we are not involved in the management of the properties. The SHOP segment includes multi-tenant ILFs. The SHOP properties and related operations are controlled by the Company and are operated by property managers in exchange for a management fee. See Note 5 for further discussion.

Our CODM evaluates performance based upon segment net operating income (“NOI”). We define NOI as total revenues, less tenant reimbursements and property operating expenses. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties. There were no intersegment transactions for either the three or six months ended June 30, 2024 and 2023. Capital expenditures for the six months ended June 30, 2024 were approximately $35.0 million for the Real Estate Investments segment and $3.7 million for the SHOP segment. Capital expenditures for the six months ended June 30, 2023 were approximately $56.2 million for the Real Estate Investments segment and $3.0 million for the SHOP segment.

Non-segment revenue consists mainly of other income. Non-segment assets consist of corporate assets including cash, deferred loan expenses and corporate offices and equipment, among others. Non-property specific revenues and expenses are not allocated to individual segments in determining NOI.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies discussed in Note 2.

Summary information for the reportable segments during the three and six months ended June 30, 2024 and 2023 is as follows ($ in thousands):

For the three months ended June 30, 2024:	Real Estate Investments	SHOP	Non-segment/Corporate	Total
Rental income	$65,760	$—	$—	$65,760
Resident fees and services	—	13,390	—	13,390
Interest income and other	5,744	—	76	5,820
Total revenues	71,504	13,390	76	84,970
Senior housing operating expenses	—	10,437	—	10,437
Taxes and insurance on leased properties	2,802	—	—	2,802
NOI	68,702	2,953	76	71,731
Depreciation	14,992	2,490	8	17,490
Interest	761	—	14,093	14,854
Legal	—	—	165	165
Franchise, excise and other taxes	—	—	47	47
General and administrative	—	—	4,870	4,870
Loan and realty losses	1,106	—	—	1,106
Gains on sales of real estate, net	(1,517)	—	—	(1,517)
Gains from equity method investment	(236)	—	—	(236)
Net income (loss)	$53,596	$463	$(19,107)	$34,952

Total assets	$2,197,656	$268,187	$11,069	$2,476,912

For the three months ended June 30, 2023:	Real Estate Investments	SHOP	Non-segment/Corporate	Total
Rental income	$60,952	$—	$—	$60,952
Resident fees and services	—	11,793	—	11,793
Interest income and other	5,083	—	48	5,131
Total revenues	66,035	11,793	48	77,876
Senior housing operating expenses	—	9,682	—	9,682
Taxes and insurance on leased properties	3,212	—	—	3,212
NOI	62,823	2,111	48	64,982
Depreciation	15,477	2,239	14	17,730
Interest	766	—	13,428	14,194
Legal	—	—	174	174
Franchise, excise and other taxes	—	—	258	258
General and administrative	—	—	4,306	4,306
Loan and realty losses	186	—	—	186
Gains on sales of real estate, net	(11,366)	—	—	(11,366)
Gain on operations transfer, net	(20)	—	—	(20)
Loss on early retirement of debt	—	—	73	73
Net income (loss)	$57,780	$(128)	$(18,205)	$39,447

Total assets	$2,217,124	$271,359	$10,012	$2,498,495

For the six months ended June 30, 2024:	Real Estate Investments	SHOP	Non-segment/Corporate	Total
Rental income	$127,947	$—	$—	$127,947
Resident fees and services	—	26,645	—	26,645
Interest income and other	11,685	—	205	11,890
Total revenues	139,632	26,645	205	166,482
Senior housing operating expenses	—	20,751	—	20,751
Taxes and insurance on leased properties	5,535	—	—	5,535
NOI	134,097	5,894	205	140,196
Depreciation	30,050	4,927	18	34,995
Interest	1,524	—	28,199	29,723
Legal	—	—	400	400
Franchise, excise and other taxes	—	—	(139)	(139)
General and administrative	—	—	10,510	10,510
Loan and realty losses	1,116	—	—	1,116
Gains on sales of real estate, net	(1,617)	—	—	(1,617)
Gains from equity method investment	(402)	—	—	(402)
Net income (loss)	$103,426	$967	$(38,783)	$65,610

For the six months ended June 30, 2023:	Real Estate Investments	SHOP	Non-segment/Corporate	Total
Rental income	$126,250	$—	$—	$126,250
Resident fees and services	—	23,493	—	23,493
Interest income and other	10,391	—	130	10,521
Total revenues	136,641	23,493	130	160,264
Senior housing operating expenses	—	19,481	—	19,481
Taxes and insurance on leased properties	5,830	—	—	5,830
NOI	130,811	4,012	130	134,953
Depreciation	30,854	4,466	27	35,347
Interest	1,525	—	26,696	28,221
Legal	—	—	297	297
Franchise, excise and other taxes	—	—	441	441
General and administrative	—	—	9,959	9,959
Loan and realty losses	(232)	—	—	(232)
Gains on sales of real estate, net	(12,763)	—	—	(12,763)
Loss on operations transfer, net	(20)	—	—	(20)
Loss on early retirement of debt	—	—	73	73
Net income (loss)	$111,447	$(454)	$(37,363)	$73,630

Note 16. Variable Interest Entities

Consolidated Variable Interest Entities

SHOP - The assets of the SHOP ventures primarily consist of real estate properties, cash and cash equivalents, and resident fees and services (accounts receivable). The obligations of the ventures primarily consist of operating expenses of the ILFs (accounts payable and accrued expenses) and capital expenditures for the properties. Aggregate assets of the consolidated SHOP ventures that can be used only to settle obligations of each respective SHOP venture primarily include approximately $259.5 million and $260.7 million of real estate properties, net, $6.0 million and $7.7 million of cash and cash equivalents, and $2.7 million and $1.7 million of other assets, net, as of June 30, 2024 and December 31, 2023, respectively. Liabilities of the consolidated SHOP ventures for which creditors do not have recourse to the general credit of the Company are $4.3 million and $4.7 million as of June 30, 2024 and December 31, 2023, respectively. Reference Notes 5 and 10 for further discussion of these ventures.

Real Estate Partnerships - The aggregate assets of the two consolidated real estate partnerships that can be used only to settle obligations of each respective partnership as of June 30, 2024 and December 31, 2023 include approximately $248.4 million and $252.5 million of real estate properties, net, $9.8 million and $9.7 million in straight-line rent receivable, $2.3 million and $3.2 million of cash and cash equivalents and $6.6 million and $7.8 million of other assets, net, respectively. Liabilities of these partnerships for which creditors do not have recourse to the general credit of the Company are not material.

Unconsolidated Variable Interest Entities

The Company’s unconsolidated VIEs are summarized below by date of initial involvement. For further discussion of the nature of the relationships, including the sources of exposure to these VIEs, see the notes to our condensed consolidated financial statements cross-referenced below ($ in thousands).

Date	Name	Source of Exposure	Carrying Amount	Maximum Exposure to Loss	Note Reference
2014	Senior Living	Various[1]	$85,238	$102,488	Notes 3, 4
2016	Senior Living Management	Notes	$24,500	$24,500	—
2018	Bickford	Notes and development commitments	$16,823	$37,263	Notes 3, 4
2019	Encore	Various[2]	$34,579	$57,243	—
2020	Timber Ridge OpCo	Various[3]	$16	$5,016	Notes 6, 7
2020	Watermark Retirement	Notes and straight-line rent receivable	$10,590	$11,864	—
2021	Montecito Medical Real Estate	Notes and funding commitment	$18,201	$50,211	Note 4
2021	Vizion Health	Notes and straight-line rent receivable	$15,833	$15,833	—
2021	Navion Senior Solutions	Various[4]	$7,975	$11,278	—
2023	Kindcare Senior Living	Notes[5]	$766	$766	—

1 Notes, straight-line rent receivable, and development commitment
2 Note, straight-line rent receivable, and lease receivables
3 Loan commitment, equity method investment, straight-line rent receivable and unamortized lease incentive
4 Development commitments, straight-line rent receivable, and unamortized lease incentive
5 Represents two mezzanine loans originated from the sales of real estate

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, references throughout this document to “NHI” or the “Company” include National Health Investors, Inc., and its consolidated subsidiaries. In accordance with the Securities and Exchange Commission’s (“SEC”) “Plain English” guidelines, portions of this Quarterly Report on Form 10-Q have been written in the first person. In this document, the words “we”, “our”, “ours” and “us” refer only to National Health Investors, Inc. and its consolidated subsidiaries and not any other person.

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q and other materials we have filed or may file with the SEC, as well as information included in oral statements made, or to be made, by our senior management contain certain “forward-looking statements” as that term is defined by the Private Securities Litigation Reform Act of 1995. All statements regarding our expected future financial position, results of operations, cash flows, funds from operations, continued performance improvements, ability to service and refinance our debt obligations, ability to finance growth opportunities, and similar statements including, without limitation, those containing words such as “may,” “will,” “should,” “believes,” “anticipates,” “expects,” “intends,” “estimates,” “plans,” “projects,” “target,” “likely” and other similar expressions, are forward-looking statements.

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

See the notes to the annual audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023, “Business” and “Risk Factors” under Part I, Item 1 and Item 1A, respectively, therein and “Risk Factors” under Part II, Item 1A of this Quarterly Report on Form 10-Q for a further discussion of these risks and of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent therein. You should carefully consider these risks before making any investment decisions in the Company. These risks and uncertainties are not the only ones facing the Company. There may be additional risks that we do not presently know of and/or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition, results of operations, or cash flows could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose part or all of your investment. Given these risks and uncertainties, we can give no assurance that these forward-looking statements will, in fact, occur. We caution readers not to place undue reliance on such forward-looking statements, which speak only as of the dates made. We undertake no obligation to revise or update any of the forward-looking statements to reflect subsequent events or circumstances except to the extent required by applicable law.

Executive Overview

National Health Investors, Inc., established in 1991 as a Maryland corporation, is a self-managed REIT specializing in sale leaseback, joint-venture, and mortgage and mezzanine financing of need-driven and discretionary senior housing and medical facility investments. We operate through two reportable business segments: Real Estate Investments and SHOP. Our Real Estate Investments segment consists of real estate investments and leases, and mortgage and other notes receivable in independent living facilities (“ILFs”), assisted living facilities (“ALFs”), entrance-fee communities (“EFCs”), senior living campuses (“SLCs”), skilled nursing facilities (“SNFs”) and a hospital (“HOSP”). We fund our real estate investments primarily through: (1) operating cash flow, (2) debt, including note offerings, bank lines of credit and term debt, both unsecured and secured, and (3) the sale of equity securities. Our SHOP segment is comprised of the operations of 15 ILFs that provide residential living and other services for residents located throughout the United States that are operated on behalf of the Company by independent managers pursuant to the terms of separate management agreements. The third-party managers, or related parties of the managers, own equity interests in the respective ventures.

Real Estate Investments Portfolio

As of June 30, 2024, we had investments in real estate and mortgage and other notes receivable involving 179 facilities located in 31 states. These real estate investments consisted of 106 senior housing properties, 72 SNFs and one HOSP, excluding two properties classified as assets held for sale. Our Real Estate Investments portfolio as of June 30, 2024 was comprised of properties with an original aggregate cost of approximately $2.5 billion, rented under primarily triple-net leases to 25 tenants, and $256.8 million aggregate carrying value of mortgages and other notes receivable, excluding an allowance for expected credit losses of $15.9 million, due from 16 borrowers.

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

Senior Housing Operating Portfolio Structure

Our SHOP segment is comprised of two ventures that own the underlying independent living operations of 15 ILFs. These ventures, in which NHI owns a majority interest, are structured to comply with REIT requirements that utilize the TRS for activities that would otherwise be non-qualifying for REIT purposes. These properties are operated by third-party property managers that manage our communities in exchange for the receipt of a management fee, and as such, we are not directly exposed to the credit risk of the property managers in the same manner or to the same extent as we are to our triple-net lease tenants. However, we rely on the property managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our communities efficiently and effectively. We also rely on the property managers to set appropriate resident fees and otherwise operate our communities in compliance with the terms of our management agreements and all applicable laws and regulations. As of June 30, 2024, our SHOP segment consisted of 15 ILFs located in eight states, with a combined 1,732 units.

The following tables summarize our portfolio, excluding $2.6 million for our corporate office, $5.7 million in assets held for sale and a credit loss reserve of $15.9 million, as of and for the six months ended June 30, 2024 ($ in thousands):

Real Estate Investments and SHOP
	Properties	Beds/Units	NOI[1]	% Total	Gross Investment
Real Estate Properties
Senior Housing - Need-Driven
Assisted Living	69	3,900	$33,220	23.7%	$788,648
Senior Living Campus	8	995	7,071	5.1%	214,693
Total Senior Housing - Need-Driven	77	4,895	40,291	28.8%	1,003,341
Senior Housing - Discretionary
Independent Living	7	902	3,758	2.7%	108,561
Entrance-Fee Communities	11	2,936	30,906	22.1%	746,485
Total Senior Housing - Discretionary	18	3,838	34,664	24.8%	855,046
Total Senior Housing	95	8,733	74,955	53.6%	1,858,387
Medical Facilities
Skilled Nursing Facilities	65	8,524	42,288	30.2%	557,996
Hospitals	1	64	2,044	1.5%	42,166
Total Medical Facilities	66	8,588	44,332	31.7%	600,162
Disposals and Held for Sale			3,125	2.2%
Total Real Estate Properties	161	17,321	122,412	87.5%	2,458,549

Mortgage and Other Notes Receivable
Senior Housing - Need-Driven	10	667	3,007	2.1%	86,868
Senior Housing - Discretionary	1	251	1,192	0.9%	32,625
Skilled Nursing Facilities	7	731	1,715	1.2%	44,898
Other Notes Receivable	—	—	5,018	3.6%	92,380
Current Year Note Payoffs	—	—	753	0.5%	—
Total Mortgage and Other Notes Receivable	18	1,649	11,685	8.3%	256,771

SHOP
Independent Living	15	1,732	5,894	4.2%	351,051

Total	194	20,702	$139,991	100%	$3,066,371

[1] Excludes Non-segment/Corporate NOI

Portfolio Summary	Properties	NOI	% Portfolio	Gross Investment
Real Estate Properties	161	$122,412	87.5%	$2,458,549
Mortgage and Other Notes Receivable	18	11,685	8.3%	256,771
SHOP	15	5,894	4.2%	351,051
Total Portfolio	194	$139,991	100%	$3,066,371

Portfolio by Operator Type
Public	55	$34,524	24.7%	$411,740
National Chain (Privately Owned)	3	5,655	4.0%	172,385
Regional	116	88,954	63.6%	2,097,448
Small	5	1,086	0.8%	33,747
Disposals and Held for Sale		3,125	2.2%
Current Year Note Payoffs		753	0.5%	—
Total Real Estate Investments Portfolio	179	134,097	95.8%	2,715,320
SHOP	15	5,894	4.2%	351,051
Total Portfolio	194	$139,991	100%	$3,066,371

The following table summarizes the geographic concentration of net operating income (“NOI”) of our portfolio, excluding Non-segment/Corporate NOI, for the six months ended June 30, 2024 and 2023 ($ in thousands).

	Six Months Ended June 30,
Location	2024	2023
South Carolina	$17,514	$16,614
Texas	15,746	15,747
Florida	13,558	13,741
Tennessee	9,963	8,997
Illinois	7,782	6,450
All others	75,428	73,274
NOI	$139,991	$134,823

For the six months ended June 30, 2024, operators of facilities in our Real Estate Investments portfolio that provided 3% or more individually, and 63% collectively, of our total revenues were (parent company, in alphabetical order): Bickford Senior Living (“Bickford”); Chancellor Health Care; Discovery Senior Living (“Discovery”); Encore Senior Living (“Encore”); Health Services Management; Life Care Services; NHC; Senior Living Communities (“Senior Living”); and The Ensign Group.

As of June 30, 2024, our average effective annualized NOI for the Real Estate Investments segment was $9,618 per bed for SNFs, $14,239 per unit for SLCs, $18,845 per unit for ALFs, $8,276 per unit for ILFs, $21,606 per unit for EFCs and $63,899 per bed for the HOSP. As of June 30, 2024, our average effective annualized NOI per unit for the SHOP reportable segment was $6,821.

Substantially all of our revenues and sources of cash flows from operations are rents paid under operating leases for real estate, revenues under resident agreements and interest earned on mortgage and other notes receivable. These revenues represent a primary source of liquidity to fund our distributions to stockholders and depend upon the performance of the operators and managers. Operating difficulties experienced by our operators and managers could have a material adverse effect on their ability to meet their financial and other contractual obligations to us, as well as on our results of operations. We monitor operator performance through periodic reviews of operating results for each facility, covenant compliance and property inspections, among other activities.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Investment Activity

Encore

In June 2024, we acquired a 110-unit ALF located in Sussex, Wisconsin, from Encore. The acquisition price was $32.1 million, including $0.1 million in closing costs, and the cancellation of an outstanding construction note receivable held by us of $22.2 million including interest. We added the facility to an existing master lease with Encore for a term of 15 years at an initial lease rate of 8.25%, and annual escalators of 2.21%. Of the total purchase price $1.3 million was allocated to land and $30.8 million was allocated to buildings and improvements.

Compass Senior Living, LLC

In June 2024, we funded $9.5 million on a mortgage note receivable secured by two facilities with Compass Senior Living, LLC. The five-year loan agreement provides for an annual interest rate of 8.5% with an option for the Company to purchase one or both facilities after July 2026.

Assets Held for Sale and Impairment of Long-Lived Assets

Two properties in our Real Estate Investments portfolio, with a net real estate balance of $5.7 million, were classified as assets held for sale on our Condensed Consolidated Balance Sheet as of June 30, 2024. Rental income associated with assets held for sale totaled $0.5 million and $0.9 million for the three and six months ended June 30, 2024, respectively, and $0.4 million and $1.0 million for the three and six months ended June 30, 2023, respectively.

During the three and six months ended June 30, 2024, we recorded impairment charges of approximately $0.7 million on one property reclassified to assets held for sale in the second quarter of 2024 in our Real Estate Investments segment. During the three and six months ended June 30, 2023, we recorded impairment charges of approximately $0.1 million on two properties and approximately $0.5 million on three properties, respectively, in our Real Estate Investments segment. The impairment charges were determined in connection with the preparation of the financial statements for the applicable quarterly period and are included in “Loan and realty losses (gains)” in the Condensed Consolidated Statements of Income.

In March 2024, we executed a purchase and sale agreement with a tenant to acquire its leased SLC for a purchase price of $38.5 million subject to the tenant’s ability to secure financing for the purchase. The purchase and sale agreement expires in December 2024. Until the tenant provides notification that it has obtained financing, the property continues to be classified as held and used and leased pursuant to the existing triple-net lease that generates approximately $2.8 million in annual rent and expires in July 2027. The property had a net investment of $19.4 million as of June 30, 2024.

Other

Our leases for real estate properties are typically structured as “triple-net leases” on single-tenant properties having an initial leasehold term of 10 to 15 years with one or more five-year renewal options. As such, there may be reporting periods in which we experience few, if any, lease renewals or expirations. During the three and six months ended June 30, 2024, we did not have any significant renewing or expiring leases. Most of our existing leases contain annual escalators in rent payments. For financial statement purposes, rental income is generally recognized on a straight-line basis over the term of the lease.

In June 2024, we transitioned a leased SNF located in Wisconsin to a new operator. The new lease contains a purchase option to acquire the property at the end of the initial lease term in 2031 or during the renewal period at a fixed minimum internal rate of return on our investment. In the first quarter of 2024, we wrote off to “Rental income” the straight-line rent receivable of approximately $0.8 million associated with the terminated lease.

Certain of our leases contain purchase options allowing tenants to acquire the leased properties at a fixed base price plus a specified share in any appreciation, fixed base price, or a fixed minimum internal rate of return on our investment. At June 30, 2024, tenants had purchase options on four properties with an aggregate net investment of $78.5 million that will become exercisable between 2027 and 2031. Rental income from these properties with tenant purchase options was $2.0 million and $3.8 million for three and six months ended June 30, 2024, respectively. Rental income from these properties with tenant purchase options was $1.8 million and $3.6 million for three and six months ended June 30, 2023, respectively.

We cannot reasonably estimate at this time the probability that any purchase options will be exercised in the future. Consideration to be received from the exercise of any tenant purchase option is expected to exceed our net investment in the leased property or properties.

Tenant Concentration

The following table contains information regarding concentration in our Real Estate Investments portfolio of tenants or affiliates of tenants that exceed 10% of total revenues as of and for the six months ended June 30, 2024 and 2023, excluding $2.6 million for our corporate office, a credit loss reserve of $15.9 million and $351.1 million in real estate assets for the SHOP segment ($ in thousands):

	As of June 30, 2024			Revenues[1]
	Asset Class	Gross Real Estate[2]	Notes Receivable	Six Months Ended June 30,
				2024		2023

Senior Living	EFC	$573,631	$45,375	$26,406	16%	$25,658	16%
NHC	SNF	133,770	—	20,836	13%	18,983	12%
Bickford	ALF	426,798	16,697	20,691	12%	19,977	12%
All others, net	Various	1,339,754	194,699	66,369	40%	66,323	41%
Escrow funds received from tenants
for property operating expenses	Various	—	—	5,535	3%	5,830	4%
		$2,473,953	$256,771	139,837		136,771
Resident fees and services[3]				26,645	16%	23,493	15%
				$166,482		$160,264

1 Includes interest income on notes receivable and rental income from properties classified as assets held for sale.
2 Amounts include any properties classified as held for sale.
3 There is no tenant concentration in “Resident fees and services” because these agreements are with individual residents.

Straight-line rent revenue of $(0.5) million and $(0.6) million and interest income of $1.8 million and $1.9 million were recognized from the Senior Living investments for the six months ended June 30, 2024 and 2023, respectively. Straight-line rent revenue of $0.1 million and $(0.6) million was recognized from NHC for the six months ended June 30, 2024 and 2023, respectively. Interest income of $1.4 million and $1.5 million was recognized from the Bickford notes receivable for the six months ended June 30, 2024 and 2023, respectively. Reference Note 3 to the condensed consolidated financial statements included in this report.

Senior Living

As of June 30, 2024, we leased ten retirement communities to Senior Living. In the second quarter of 2024, two of the leases were amended to extend the maturity dates by two years and to provide up to $10.0 million of capital improvements on various properties, none of which was funded as of June 30, 2024.

NHC

The master lease for the three ILFs and 32 SNFs leased to NHC expires on December 31, 2026. The master lease contains two additional five-year renewal options at a fair rental value as negotiated between the parties. We have engaged Blueprint Healthcare Real Estate Advisors, a national advisory firm focused on skilled nursing and senior housing, to assist with underwriting, diligence, and market analysis with respect to the master lease renewal.

Bickford

Effective April 1, 2024, the combined rent for the Bickford portfolio was reset to $34.5 million per year with nominal increases through April 1, 2026, at which time the rent will be reset to a fair market value based on the Consumer Price Index (“CPI”). Base rent will escalate annually thereafter based on either a fixed percentage or CPI subject to a floor of 2% and a ceiling of 3%. As part of the lease amendments, we agreed to fund up to $8.0 million of capital improvements on various properties, of which less than $0.1 million was funded as of June 30, 2024. Rental revenue will increase at a lease rate of 8.0% applied to the amount expended.

Cash Basis Operators

We have three tenants on the cash basis of accounting for revenue recognition for their leasing arrangements based on our assessment of each tenant’s ability to satisfy its obligations. Cash rents received from these tenants for the three and six months ended June 30, 2024 and 2023 were as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Bickford[1]	$9,946	$8,119	$19,310	$15,927
All others[2]	5,142	2,318	7,544	6,516
Total rental income from cash basis operators	$15,088	$10,437	$26,854	$22,443

1Excludes $2.5 million of rental income related to the reduction of pandemic-related rent deferrals recognized in connection with the acquisition of an ALF from Bickford in the first quarter of 2023.
2In the second quarter of 2024, we received a $2.5 million lump sum payment from an operator for partial repayment of pandemic-related rent deferrals.

Occupancy

The following table summarizes the average portfolio occupancy for Senior Living, Bickford and the SHOP segment for the periods indicated, excluding development properties in operation less than 24 months, notes receivable, and properties transitioned to new tenants or disposed of.

	Properties	1Q23	2Q23	3Q23	4Q23	1Q24	2Q24
Senior Living Same-Store	9	83.5%	82.2%	81.9%	83.0%	83.4%	83.9%
Senior Living	10	82.7%	81.4%	81.0%	82.4%	82.8%	83.1%
Bickford Same-Store[1]	38	81.3%	81.6%	83.8%	84.8%	85.4%	85.0%
Bickford[2]	39	81.6%	82.0%	84.2%	85.2%	85.9%	85.4%
SHOP	15	75.2%	75.5%	79.0%	83.2%	85.3%	87.0%

1All prior periods restated for the sale of an ALF in Iowa.
2Includes Chesapeake, Virginia building which opened in the second quarter of 2022. NHI exercised its purchase option in February 2023.

Tenant Monitoring

Our operators report to us the results of their operations on a periodic basis, which we in turn subject to further analysis as a means of monitoring potential concerns within our portfolio. We have identified EBITDARM (earnings before interest, taxes, depreciation, amortization, rent and management fees) as a primary performance measure for our tenants, based on results they have reported to us. We believe EBITDARM is useful in our most fundamental analyses, as it is a property-level measure of an operator’s success, by eliminating the effects of the operator’s method of acquiring the use of its assets (interest and rent), its non-cash expenses (depreciation and amortization), and expenses that are dependent on its level of success (income taxes), and also excluding the effect of the operator’s payment of its management fees, as typically those fees are contractually subordinate to our lease payment. For operators of our EFCs, our calculation of EBITDARM includes other cash flow adjustments typical of the industry which may include, but are not limited to, net cash flows from entrance fees; amortization of deferred entrance fees; adjustments for tenant rent obligations; and management fee true-ups. The eliminations and adjustments reflect covenants in our leases and provide a comparable basis for assessing our various relationships.

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

The results of our coverage ratio analysis are presented below on a trailing twelve-month basis as of March 31, 2024 and 2023 (the most recent periods available).

NHI Real Estate Investments Portfolio[1]

By asset type	SHO	SNF	MEDICAL NON-SNF	TOTAL
Properties	89	68	1	158
1Q23 Coverage	1.22x	2.48x	2.57x	1.71x
1Q23 Occupancy	83.9%	78.9%	75.8%	81.3%
1Q24 Coverage	1.49x	2.97x	3.28x	2.08x
1Q24 Occupancy	84.6%	81.9%	80.4%	83.2%

Market served	Need Driven	Need Driven excl. Bickford	Discretionary	Discretionary excl. Senior Living	Medical	Medical excl. NHC
Properties	75	37	14	5	69	34
1Q23 Coverage	1.14x	0.93x	1.31x	1.34x	2.48x	2.09x
1Q23 Occupancy	84.0%	84.3%	83.8%	85.0%	78.9%	71.6%
1Q24 Coverage	1.38x	1.15x	1.60x	1.83x	2.98x	2.20x
1Q24 Occupancy	85.4%	86.4%	83.6%	85.1%	81.9%	74.3%

Major tenants	NHC[2]	Senior Living[3]	Bickford[3]
Properties	35	10	38
1Q23 Coverage	3.02x	1.28x	1.41x
1Q23 Occupancy	85.0%	82.9%	83.4%
1Q24 Coverage	3.96x	1.49x	1.67x
1Q24 Occupancy	88.2%	81.9%	83.9%

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
3 Senior Living operates nine discretionary CCRC properties and one need-driven assisted living community. Bickford pro forma coverages at the increased rent, effective April 2024, are 1.45x for T12 and 1.21x for Prior T12.

Coverage ratios may include amounts provided by state and federal government programs to support businesses, including healthcare providers, that have been impacted by the COVID-19 pandemic. These funds were largely distributed in 2020 and 2021 and as such do not substantially impact the reported coverage ratios.

Fluctuations in portfolio coverage are a result of market and economic trends, local market competition, and regulatory factors, as well as the operational success of our tenants. We use the results of individual leases to inform our decision making with respect to specific tenants, but trends described above by property type and operator bear analysis. For many of the affected operators, as is typical of our portfolio in general, NHI has security deposits in place and/or corporate guarantees should actual cash rental shortfalls eventually materialize. In certain instances, our operators may increase their security deposits with us in an amount equal to the coverage shortfall, and, upon subsequent compliance with the required lease coverage ratio, the operator would then be entitled to a full refund. The sufficiency of credit enhancements (e.g., tenant deposits and guarantees) as a protection against economic downturn will be a focus as we monitor economic and financial conditions. The metrics presented in the tables above give no effect to the presence of these security deposits.

Real Estate and Mortgage Write-downs

In addition to inflation risk and increased interest rates, our borrowers and tenants experience periods of significant financial pressures and difficulties similar to those encountered by other healthcare providers. Our Condensed Consolidated Statements of Income for the three and six months ended June 30, 2024 reflect impairment charges of our long-lived assets of approximately $0.7 million. We reduced the carrying value of any impaired property to estimated fair value, or with respect to the properties classified as held for sale, to estimated fair value less estimated transaction costs. We have no significant intangible assets currently recorded on our Condensed Consolidated Balance Sheet as of June 30, 2024, that would require assessment for impairment.

We have established a reserve for estimated credit losses of $15.9 million and a liability of $0.3 million for estimated credit losses on unfunded loan commitments as of June 30, 2024. We evaluate the reserves for estimated credit losses on a quarterly basis and make adjustments based on current circumstances as considered necessary.

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

Results of Operations

The significant items affecting revenues and expenses are described below ($ in thousands):

	Three Months Ended
	June 30,		Period Change
	2024	2023	$	%
Revenues:
Rental income
SHOs leased to Bickford	$9,901	$8,119	$1,782	21.9%
SHOs leased to Chancellor Health Care	2,387	468	1,919	NM
SHOs leased to Encore	1,454	306	1,148	NM
Other new and existing leases	46,151	45,492	659	1.4%
Disposals and assets held for sale	2,575	1,256	1,319	NM
	62,468	55,641	6,827	12.3%
Straight-line rent adjustments, new and existing leases	1,213	2,875	(1,662)	(57.8)%
Amortization of lease incentives	(723)	(776)	53	(6.8)%
Escrow funds received from tenants for taxes and insurance	2,802	3,212	(410)	(12.8)%
Total Rental Income	65,760	60,952	4,808	7.9%
Resident fees and services	13,390	11,793	1,597	13.5%
Interest income and other
Encore mortgage loan	451	950	(499)	(52.5)%
Capital Funding Group	1,432	988	444	44.9%
Loan payoffs	247	—	247	NM
Other new and existing mortgages and notes	3,614	3,145	469	14.9%
Total Interest Income from Mortgage and Other Notes	5,744	5,083	661	13.0%
Other income	76	48	28	58.3%
Total Revenues	84,970	77,876	7,094	9.1%
Expenses:
Depreciation
ALFs leased to Bickford	2,746	2,970	(224)	(7.5)%
Current year disposals and assets held for sale	161	156	5	3.2%
Other new and existing assets	14,583	14,604	(21)	(0.1)%
Total Depreciation	17,490	17,730	(240)	(1.4)%
Interest	14,854	14,194	660	4.6%
Senior housing operating expenses	10,437	9,682	755	7.8%
Taxes and insurance on leased properties	2,802	3,212	(410)	(12.8)%
Loan and realty losses	1,106	186	920	NM
Other expenses	5,082	4,738	344	7.3%
Total Expenses	51,771	49,742	2,029	4.1%
Gains on sales of real estate, net	1,517	11,366	(9,849)	(86.7)%
Gain on operations transfer, net	—	20	(20)	(100.0)%
Loss on early retirement of debt	—	(73)	73	(100.0)%
Gains from equity method investment	236	—	236	NM
Net income	34,952	39,447	(4,495)	(11.4)%
Add: net loss attributable to noncontrolling interests	304	332	(28)	(8.4)%
Net income attributable to stockholders	35,256	39,779	(4,523)	(11.4)%
Less: net income attributable to unvested restricted stock awards	(29)	(19)	(10)	52.6%
Net income attributable to common stockholders	$35,227	$39,760	$(4,533)	(11.4)%

NM - not meaningful

Financial highlights for the three months ended June 30, 2024, compared to the same period of 2023, were as follows:

•Rental income recognized from our tenants increased $4.8 million, or 7.9%, primarily as a result of an increase in pandemic-related rent deferral repayments of approximately $4.0 million, including a $2.5 million lump sum payment from a cash basis operator, and new investments funded since June 2023, partially offset by properties disposed of since June 2023. See Note 3 to the condensed consolidated financial statements included in this report.

•Funds received for reimbursement of property operating expenses totaled $2.8 million for the three months ended June 30, 2024, compared to $3.2 million for the three months ended June 30, 2023, and are reflected as a component of rental income. These property operating expenses are recognized in operating expenses in the line item “Taxes and insurance on leased properties.” The decrease in the reimbursement income and corresponding property expenses is due to decreased amounts received from tenants and expenses paid on their behalf.

•Resident fees and services less senior housing operating expenses increased $0.8 million, or 40%, primarily due to increased revenues from higher occupancy in our SHOP segment in the current period. See Note 5 to the condensed consolidated financial statements included in this report.

•Interest income from mortgages and other notes increased $0.7 million, or 13.0%, primarily due to new and existing loan fundings, net of paydowns on loans.

•Interest expense increased $0.7 million, or 4.6%, primarily as the result of increased interest rates and borrowings on the unsecured revolving credit facility.

•Loan and realty losses increased $0.9 million associated with the increase of the credit loss reserve of $0.5 million and real estate impairment charges on one property of $0.7 million in the second quarter of 2024 in our Real Estate Investments segment as described under the heading “Assets Held for Sale and Impairments of Long-Lived Assets” in Note 3 to the condensed consolidated financial statements. During the second quarter of 2023, two real estate properties were impaired resulting in a total of $0.1 million in impairment charges.

•Gains on sales of real estate, net decreased $9.8 million. The gains recognized in the second quarter of 2024 were primarily associated with the disposition of two properties. During the second quarter of 2023, we disposed of three properties that resulted in gains of approximately $11.4 million.

The significant items affecting revenues and expenses are described below ($ in thousands):

	Six Months Ended
	June 30,		Period Change
	2024	2023	$	%
Revenues:
Rental income
ALFs leased to Bickford	$19,178	$17,396	$1,782	10.2%
SNFs leased to NHC	20,727	19,599	1,128	5.8%
ALFs leased to Encore	2,737	1,433	1,304	91.0%
ALFs leased to Chancellor Health Care	3,665	1,677	1,988	NM
EFCs leased to Senior Living	25,151	24,418	733	3.0%
SHOs leased to Wingate Healthcare	1,500	840	660	78.6%
Other new and existing leases	46,085	46,557	(472)	(1.0)%
Current year disposals and assets held for sale	3,910	4,603	(693)	(15.1)%
	122,953	116,523	6,430	5.5%
Straight-line rent adjustments, new and existing leases	905	4,972	(4,067)	(81.8)%
Amortization of lease incentives	(1,446)	(1,075)	(371)	34.5%
Escrow funds received from tenants for taxes and insurance	5,535	5,830	(295)	(5.1)%
Total Rental Income	127,947	126,250	1,697	1.3%
Resident fees and services	26,645	23,493	3,152	13.4%
Interest income and other
Capital Funding Group	1,600	1,592	8	0.5%
Encore	1,074	1,817	(743)	(40.9)%
Loan payoffs	753	225	528	NM
Other new and existing mortgages and notes	8,258	6,756	1,502	22.2%
Total Interest Income from Mortgage and Other Notes	11,685	10,390	1,295	12.5%
Other income	205	131	74	56.5%
Total Revenues	166,482	160,264	6,218	3.9%
Expenses:
Depreciation
ALFs leased to Bickford	5,518	5,793	(275)	(4.7)%
ALFs leased to Silverado	509	424	85	20.0%
SHOP depreciation	4,927	4,466	461	10.3%
Current year disposals and assets held for sale	409	313	96	30.7%
Other new and existing assets	23,632	24,351	(719)	(3.0)%
Total Depreciation	34,995	35,347	(352)	(1.0)%
Interest	29,723	28,221	1,502	5.3%
Senior housing operating expenses	20,751	19,481	1,270	6.5%
Franchise, excise and other taxes	(139)	441	(580)	NM
Taxes and insurance on leased properties	5,535	5,830	(295)	(5.1)%
Loan and realty losses (gains)	1,116	(232)	1,348	NM
Other expenses	10,910	10,256	654	6.4%
Total Expenses	102,891	99,344	3,547	3.6%
Gains on sales of real estate, net	1,617	12,763	(11,146)	(87.3)%
Gain on operations transfer, net	—	20	(20)	(100.0)%
Loss on early retirement of debt	—	(73)	73	(100.0)%
Gains from equity method investment	402	—	402	NM
Net income	65,610	73,630	(8,020)	(10.9)%
Add: net loss attributable to noncontrolling interests	593	633	(40)	(6.3)%
Net income attributable to stockholders	66,203	74,263	(8,060)	(10.9)%
Less: net income attributable to unvested restricted stock awards	(61)	(19)	(42)	221.1%
Net income attributable to common stockholders	$66,142	$74,244	$(8,102)	(10.9)%

NM - not meaningful

Financial highlights for the six months ended June 30, 2024, compared to the same period in 2023, were as follows:

•Rental income recognized from our tenants increased $1.7 million, or 1.3%, primarily as a result of an increase in pandemic-related rent deferral repayments of approximately $3.2 million, an increase in NHC’s percentage rent and new investments funded since June 2023, partially offset by properties disposed of since June 2023. Included in rental income for the six months ended June 30, 2024 is a write-off of a straight-line rent receivable of approximately $0.8 million related to the termination and re-tenanting of a SNF. See Note 3 to the condensed consolidated financial statements included in this report.

•Resident fees and services less senior housing operating expenses increased $1.9 million, or 47%, primarily due to increased revenues from higher occupancy in our SHOP segment in the current period. See Note 5 to the condensed consolidated financial statements.

•Interest income from mortgages and other notes increased $1.3 million, or 12.5%, primarily due to new and existing loan fundings, net of paydowns on loans.

•Interest expense increased $1.5 million, or 5.3%, primarily as the result of increased interest rates and borrowings on the unsecured revolving credit facility, offset by partial repayments on term loans.

•Franchise, excise and other taxes decreased $0.6 million due to the timing of $0.5 million in refunds received.

•Loan and realty losses increased $1.3 million primarily associated with the increase of the credit loss reserve of $0.5 million and real estate impairment charges on one property of $0.7 million in our Real Estate Investments segment as described under the heading “Assets Held for Sale and Impairments of Long-Lived Assets” in Note 3 to the condensed consolidated financial statements. During the six months ended June 30, 2023, we impaired two real estate properties resulting in impairment charges of approximately $0.5 million.

•Gains on sales of real estate, net decreased $11.1 million for the six months ended June 30, 2024, as compared to the same period in the prior year. For the six months ended June 30, 2024, we recorded $1.6 million in gains from dispositions of real estate assets as described under “Asset Dispositions” in Note 3 to the condensed consolidated financial statements included in this report. For the six months ended June 30, 2023, we disposed of eight properties generating gains on sales of real estate totaling $12.8 million.

•Gains from equity method investment for the six months ended June 30, 2024 represent cash distributions received for the period related to our Timber Ridge OpCo investment. There were no distributions received for the six months ended June 30, 2023. Reference Note 6 to the condensed consolidated financial statements for more information.

Liquidity and Capital Resources

At June 30, 2024, we had $455.5 million available to draw on our $700.0 million unsecured revolving credit facility (the “2022 Credit Facility”), $14.8 million in unrestricted cash and cash equivalents, and the potential to access $500.0 million through the issuance of common stock under the Company’s at-the-market (“ATM”) equity program. In addition, the Company maintains an effective automatic shelf registration statement through which capital could be raised through the issuance of debt and/or equity securities.

Sources and Uses of Funds

Our primary sources of cash include rent payments, receipts from residents, principal and interest payments on mortgage and other notes receivable, proceeds from the sales of real property, net proceeds from offerings of equity securities and borrowings from our loans and 2022 Credit Facility. Our primary uses of cash include debt service payments (both principal and interest), new investments in real estate and notes receivable, dividend distributions to our stockholders, operating expenses for the SHOP activities and general corporate overhead.

These sources and uses of cash are reflected in our Condensed Consolidated Statements of Cash Flows as summarized below ($ in thousands):

	Six Months Ended June 30,		One Year Change
	2024	2023	$	%
Cash and cash equivalents and restricted cash, January 1	$24,617	$21,516	$3,101	14.4%
Net cash provided by operating activities	101,566	81,544	20,022	24.6%
Net cash (used in) provided by investing activities	(29,544)	5,980	(35,524)	NM
Net cash used in financing activities	(79,736)	(89,766)	10,030	(11.2)%
Cash and cash equivalents and restricted cash, June 30	$16,903	$19,274	$(2,371)	(12.3)%
NM - Not meaningful

Operating Activities – Net cash provided by operating activities for the six months ended June 30, 2024 included new investments completed, the SHOP ventures, lease payment collections arising from escalators on existing leases and interest payments on new real estate and note investments completed.

Investing Activities – Net cash used in investing activities for the six months ended June 30, 2024 was comprised primarily of $43.0 million of investments in mortgage and other notes receivable and renovations and acquisitions of real estate and equipment and the collection of principal on mortgage and other notes receivable of approximately $8.3 million.

Financing Activities – Net cash used in financing activities for the six months ended June 30, 2024 differed from the same period in 2023 primarily as a result of an approximately $10.5 million decrease in net borrowings, and a decrease of $2.9 million in proceeds from noncontrolling interests over the same period in 2023.

Debt Obligations

As of June 30, 2024, we had outstanding debt of $1.1 billion. Reference Note 8 to the condensed consolidated financial statements included in this report for additional information about our outstanding indebtedness. Also, reference Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” in this report for more details on our indebtedness and the impact of interest rate risk.

Unsecured Bank Credit Facility - Our 2022 Credit Facility consists of $700.0 million unsecured revolving credit facility that matures in March 2026, but may be extended at our option, subject to the satisfaction of certain conditions, for two additional six-month periods. Borrowings under the 2022 Credit Facility bear interest, at our election, at one of the following (i) Term Secured Overnight Financing Rate (“SOFR”) (plus a credit spread adjustment) plus a margin ranging from 0.725% to 1.40%, (ii) Daily SOFR (plus a credit spread adjustment) plus a margin ranging from 0.725% to 1.40% or (iii) the base rate plus a margin ranging from 0.00% to 0.40%. In each election, the actual margin is determined according to our credit ratings. The base rate means, for any day, a fluctuating rate per annum equal to the highest of (i) the agent’s prime rate, (ii) the federal funds rate on such day plus 0.50% or (iii) the adjusted Term SOFR for a one-month tenor in effect on such day plus 1.0%.

The 2022 Credit Facility requires that we calculate specified financial statement metrics and meet or exceed a variety of financial ratios, which are usual and customary in nature. These ratios are calculated quarterly and as of June 30, 2024, were within required limits. The calculation of our leverage ratio involves intermediate determinations of our “total indebtedness” and of our “total asset value,” as defined in the 2022 Credit Facility.

We have a $200.0 million term loan agreement (the “2025 Term Loan”) that matures June 2025 and bears interest at a variable rate which is SOFR-based with a margin determined according to our credit ratings plus a 0.10% credit spread adjustment.

As of June 30, 2024, the 2022 Credit facility and 2025 Term Loan bore interest at a rate of one-month Term SOFR (plus a 10 basis points (“bps”) spread adjustment) plus 105 bps and 125 bps, based on our debt ratings, or 6.48% and 6.68%, respectively. The facility fee was 25 bps per annum. At July 31, 2024, $268.0 million was outstanding under the revolving facility.

Interest Rate Schedule

The current SOFR spreads and facility fee for our 2022 Credit Facility and the 2025 Term Loan reflect our ratings compliance based on the applicable margin for SOFR loans at a debt rating of BBB-/Baa3 in the Interest Rate Schedule provided below in summary format:

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

2031 Senior Notes - In January 2021, we issued $400.0 million in aggregate principal amount of 3.00% senior notes that mature on February 1, 2031 and pay interest semi-annually (the “2031 Senior Notes”). The 2031 Senior Notes are subject to affirmative and negative covenants, including financial covenants with which we were in compliance at June 30, 2024.

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

Debt Metrics - We believe that our fixed charge coverage ratio, which is the ratio of Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, including amounts in discontinued operations, excluding real estate asset impairments and gains on dispositions) to fixed charges (interest expense at contractual rates net of capitalized interest and principal payments on debt), and the ratio of consolidated net debt to Adjusted EBITDA are meaningful measures of our ability to service our debt. We use these two measures as a useful basis to compare the strength of our consolidated balance sheet with those in our peer group. We also believe our consolidated balance sheet gives us a competitive advantage when accessing debt markets.

We calculate our fixed charge coverage ratio as approximately 4.6x for the six months ended June 30, 2024 (see our discussion under the heading “Adjusted EBITDA” below including a reconciliation to our net income). Giving effect to significant acquisitions, financings, disposals and payoffs on an annualized basis, our consolidated net debt to Annualized Adjusted EBITDA ratio is approximately 4.2x for the three months ended June 30, 2024 ($ in thousands):

Consolidated Total Debt	$1,136,035
Less: cash and cash equivalents	(14,766)
Consolidated Net Debt	$1,121,269

Adjusted EBITDA	$66,932
Annualizing adjustment	200,796
Annualized impact of recent investments, disposals and payoffs	2,341
$270,069

Consolidated Net Debt to Annualized Adjusted EBITDA	4.2x

Supplemental Guarantor Financial Information

The Company’s $900.0 million combined bank credit facilities, unsecured private placement notes with an aggregate principal amount of $225.0 million, and 2031 Senior Notes with an aggregate principal amount of $400.0 million are fully and unconditionally guaranteed on a senior unsecured basis by each of the Company’s subsidiaries, except for certain excluded subsidiaries (“Guarantors”). The Guarantors are either owned or controlled by, or are affiliates of, the Company.

The following tables present summarized financial information for the Company and the Guarantors, on a combined basis after eliminating (i) intercompany transactions and balances among the guarantor entities and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor ($ in thousands):

As of
June 30, 2024
Real estate properties, net	$1,830,783
Other assets, net	349,301
Note receivable due from non-guarantor subsidiary	81,383
Totals assets	$2,261,467

Debt	$1,060,124
Other liabilities	74,545
Total liabilities	$1,134,669

Redeemable noncontrolling interest	$9,169
Noncontrolling interests	$885

Six Months Ended
June 30, 2024
Revenues	$151,728
Interest revenue on note due from non-guarantor subsidiary	2,322
Expenses	93,800
Gains from equity method investee	402
Gains on sales of real estate	1,617
Net income	$62,269
Net income attributable to NHI and the subsidiary guarantors	$62,862

Equity

At June 30, 2024, we had 43,442,849 shares of common stock outstanding with a market value of $2.9 billion. Equity on our Condensed Consolidated Balance Sheet totaled $1.3 billion at June 30, 2024.

Share Repurchase Plan - On February 16, 2024, our Board of Directors renewed our stock repurchase program (the “Repurchase Plan”) pursuant to which we may purchase up to $160.0 million in shares of our issued and outstanding common stock. The Repurchase Plan is effective for a period of one year and does not require us to repurchase any specific number of shares. The Repurchase Plan may be suspended or discontinued at any time. Shares may be repurchased from time-to-time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with the terms of Rule 10b-18 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and repurchases shall be made in accordance with all applicable laws and regulations in effect. The timing and number of shares repurchased, if any, will depend on a variety of factors, including price, general market and economic conditions, alternative investment opportunities and other corporate considerations. No common stock was repurchased under the Repurchase Plan during the three months ended June 30, 2024.

Dividends - Our Board of Directors approves a regular quarterly dividend which is reflective of expected taxable income on a recurring basis. Taxable income is determined in accordance with the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) and differs from net income for financial statements purposes determined in accordance with U.S. generally accepted accounting principles (“GAAP”). Our Board of Directors has historically directed the Company toward maintaining a strong consolidated balance sheet. Therefore, we consider the competing interests of short and long-term debt (interest rates, maturities and other terms) versus the higher cost of new equity, and we accept some level of risk associated with leveraging our investments. We intend to continue to make new investments that meet our underwriting criteria and where the spreads over our cost of equity and debt capital on a leverage neutral basis will generate sufficient returns to our stockholders. We do not expect to utilize borrowings to satisfy the payment of dividends and project that cash flows from operations for the full year 2024 will be adequate to fund dividends at the current rate.

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

The following table summarizes dividends declared by the Board of Directors or paid during the six months ended June 30, 2024 and 2023:

Six Months Ended June 30, 2024
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
November 3, 2023	December 29, 2023	January 26, 2024	$0.90
February 16, 2024	March 28, 2024	May 3, 2024	$0.90
May 3, 2024	June 28, 2024	August 2, 2024	$0.90

Six Months Ended June 30, 2023
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
November 6, 2022	December 30, 2022	January 27, 2023	$0.90
February 17, 2023	March 31, 2023	May 5, 2023	$0.90
May 5, 2023	June 30, 2023	August 4, 2023	$0.90

On August 2, 2024, the Board of Directors declared a $0.90 per share dividend payable on November 1, 2024 to common stockholders of record as of September 27, 2024.

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

Material Cash Requirements

We had approximately $52.1 million in corporate cash and cash equivalents on hand and $432.0 million in availability under our unsecured revolving credit facility as of July 31, 2024. Our expected material cash requirements for the twelve months ended June 30, 2025 and thereafter consist of long-term debt maturities; interest on long-term debt; and contractually obligated expenditures. We expect to meet our short-term liquidity needs largely through cash generated from operations and borrowings under our revolving credit facility (refer to the discussion under “Unsecured Bank Credit Facility” above) and sales from real estate investments, although we may choose to seek alternative sources of liquidity. Should we have additional liquidity needs, we believe that we could access long-term financing in the debt and equity capital markets.

Contractual Obligations and Contingent Liabilities

As of June 30, 2024, our contractual payment obligations were as follows ($ in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt, including interest[1]	$1,283,824	$387,908	$454,932	$24,000	$416,984
Loan commitments	45,647	14,013	31,634	—	—
Development commitments	19,501	—	19,501	—	—
	$1,348,972	$401,921	$506,067	$24,000	$416,984
1 Interest is calculated based on the weighted average interest rate of outstanding debt balances as of June 30, 2024. The calculation also includes a facility fee of 0.25%.

Commitments and Contingencies

The following tables summarize information as of June 30, 2024 related to our outstanding commitments and contingencies which are more fully described in the notes to the condensed consolidated financial statements ($ in thousands):

	Asset Class	Type	Total	Funded	Remaining
Loan Commitments:
Encore	SHO	Construction	$28,525	$(28,036)	$489
Senior Living	SHO	Revolving Credit	20,000	(12,750)	7,250
Timber Ridge OpCo	SHO	Working Capital	5,000	—	5,000
Watermark Retirement	SHO	Working Capital	5,000	(3,726)	1,274
Montecito Medical Real Estate	MOB	Mezzanine	50,000	(20,366)	29,634
Carriage Crossing[1]	SHO	Mortgage	2,000	—	2,000
			$110,525	$(64,878)	$45,647
1 Funding contingent upon the performance of facility operations.

See Note 9 to our condensed consolidated financial statements included in this report for further details about our loan commitments. As provided above, loans funded do not include the effects of discounts or commitment fees.

The credit loss liability for unfunded loan commitments was $0.3 million as of June 30, 2024 and is estimated using the same methodology as used for our funded mortgage and other notes receivable based on the estimated amount that we expect to fund.

In the first quarter of 2024, our board of directors approved additional investment of up to $25.0 million in existing leased properties in the Real Estate Investments segment. Projects that qualify for these funds are designed to assist the current tenants with improving the net operating results of the facilities. The rents associated with the properties will increase generally at a lease rate of no less than 8.0% applied to the amount expended. Identification and oversight of qualified projects are within the control of Company management. Funds are expected to be expended within two years of project approval. As of June 30, 2024, $19.0 million has been committed as noted in the table below, and less than $0.1 million has been expended.

	Asset Class	Type	Total	Funded	Remaining
Development Commitments:
Woodland Village	SHO	Renovation	$7,515	$(7,515)	$—
Navion Senior Solutions[1]	SHO	Renovation	4,500	(3,347)	1,153
Vizion Health	HOSP	Renovation	2,000	(1,916)	84
Bickford[2]	SHO	Renovation	8,000	(15)	7,985
Senior Living[2]	SHO	Renovation	10,000	—	10,000
SHOP	ILF	Renovation	1,500	(1,221)	279
			$33,515	$(14,014)	$19,501
1 Includes $1.0 million of qualified project funds described above.
2 Qualified project funds described above.

In addition to the commitments listed above, one of our consolidated real estate partnerships, NHI REIT of DSL PropCo, LLC, has committed to Discovery to fund up to $2.0 million toward the purchase of condominium units located at one of the facilities, of which $1.0 million has been funded as of June 30, 2024.

	Asset Class	Total	Funded	Remaining
Contingencies (Lease Inducements):
Navion Senior Solutions	SHO	$4,850	$(2,700)	$2,150
Discovery	SHO	4,000	—	4,000
IntegraCare	SHO	750	—	750
		$9,600	$(2,700)	$6,900

Litigation

Our facilities are subject to claims and suits in the ordinary course of business. Such claims may include, among other things professional liability and general liability claims, as well as regulatory proceedings related to our SHOP segment. Our managers, tenants and borrowers have indemnified, and are obligated to continue to indemnify, us against all liabilities arising from the operation of the facilities, and are further obligated to indemnify us against environmental or title problems affecting the real estate underlying such facilities. While there may be lawsuits pending against us and certain of the owners and/or lessees of the facilities, management believes that the ultimate resolution of all such pending proceedings will have no material adverse effect on our financial condition, results of operations or cash flows.

FFO & FAD

The supplemental performance measures described below may not be comparable to similarly titled measures used by other REITs. Consequently, our Funds From Operations (“FFO”), Normalized FFO and Normalized Funds Available for Distribution (“FAD”) may not provide a meaningful measure of our performance as compared to that of other REITs. Since other REITs may not use our definition of these measures, caution should be exercised when comparing our FFO, Normalized FFO and Normalized FAD to that of other REITs. These measures do not represent cash generated from operating activities in accordance with GAAP (these measures do not include changes in operating assets and liabilities) and therefore should not be considered an alternative to net income as an indication of performance, or to net cash flow from operating activities as determined by GAAP as a measure of liquidity, and are not necessarily indicative of cash available to fund cash needs.

Funds From Operations - FFO

Our FFO per diluted common share for the six months ended June 30, 2024 increased $0.05, or 2.3%, over the same period in 2023 due primarily to new investments completed since June 30, 2023, offset by the disposals of real estate. FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and applied by us, is calculated using the two-class method with net income allocated to common stockholders and holders of unvested restricted stock by applying the respective weighted-average shares outstanding during each period. The calculation of FFO begins with net income attributable to common stockholders (computed in accordance with GAAP), and excludes gains (or losses) on sales of real estate, impairments of real estate, and real estate depreciation and amortization after adjusting for unconsolidated partnerships and joint ventures, if any.

Diluted FFO attributable to common stockholders per share assumes the exercise of stock options and other potentially dilutive securities.

Our Normalized FFO per diluted common share for the six months ended June 30, 2024 increased $0.13, or 6.0%, over the same period in 2023. Normalized FFO excludes from FFO certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to, impairment of non-real estate assets, gains and losses attributable to the acquisition and disposition of non-real estate assets and liabilities, and recoveries of previous write-downs.

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

Funds Available for Distribution - FAD

Our Normalized FAD for the six months ended June 30, 2024 increased $10.4 million, or 11.30%, over the same period in 2023 due primarily to net new investment activity, an increase in SHOP revenues and a decrease in franchise, excise and other taxes since June 2023. In addition to the adjustments included in the calculation of Normalized FFO, Normalized FAD excludes the impact of any straight-line lease revenue, amortization of the original issue discount on our senior unsecured notes and amortization of debt issuance costs. We also adjust Normalized FAD for the net change in our allowance for expected credit losses, non-cash share-based compensation as well as certain non-cash items related to our equity method investment such as straight-line lease expense and amortization of purchase accounting adjustments.

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

The following table reconciles “Net income attributable to common stockholders”, the most directly comparable GAAP metric, to FFO, Normalized FFO and Normalized FAD and is presented for both basic and diluted weighted average common shares ($ in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income attributable to common stockholders	$35,227	$39,760	$66,142	$74,244
Elimination of certain non-cash items in net income:
Real estate depreciation	17,276	17,609	34,585	35,127
Real estate depreciation related to noncontrolling interests	(411)	(395)	(822)	(791)
Gains on sales of real estate, net	(1,517)	(11,366)	(1,617)	(12,763)
Impairments of real estate	654	131	654	469
NAREIT FFO attributable to common stockholders	51,229	45,739	98,942	96,286
Gain on operations transfer, net	—	(20)	—	(20)
Loss on early retirement of debt	—	73	—	73
Non-cash write-off of straight-line rent receivable	—	—	786	—
Non-cash rental income	—	—	—	(2,500)
Normalized FFO attributable to common stockholders	51,229	45,792	99,728	93,839
Straight-line lease revenue, net	(1,213)	(2,875)	(1,691)	(4,972)
Straight-line lease revenue, net, related to noncontrolling interests	(5)	21	(9)	45
Non-real estate depreciation	214	121	410	219
Non-real estate depreciation related to noncontrolling interests	(33)	(11)	(65)	(19)
Amortization of lease incentives	723	776	1,446	1,075
Amortization of lease incentive related to noncontrolling interests	(127)	(127)	(254)	(180)
Amortization of original issue discount	80	80	161	161
Amortization of debt issuance costs	793	523	1,533	1,049
Amortization related to equity method investment	(1,018)	(409)	(1,374)	(700)
Straight-line lease expense related to equity method investment	407	(2)	417	(6)
Note receivable credit loss expense (benefit)	452	55	462	(701)
Non-cash share-based compensation	686	770	2,842	2,874
Equity method investment capital expenditures	(66)	(105)	(133)	(210)
Equity method investment non-refundable fees received	299	216	579	455
Gains from equity method investment	(236)	—	(402)	—
SHOP recurring capital expenditures	(442)	(277)	(971)	(684)
SHOP recurring capital expenditures related to noncontrolling interests	36	38	79	81
Normalized FAD attributable to common stockholders	$51,779	$44,586	$102,758	$92,326

BASIC
Weighted average common shares outstanding	43,397,080	43,388,753	43,392,961	43,388,748
NAREIT FFO attributable to common stockholders per share	$1.18	$1.05	$2.28	$2.22
Normalized FFO attributable to common stockholders per share	$1.18	$1.06	$2.30	$2.16

DILUTED
Weighted average common shares outstanding	43,563,654	43,388,753	43,494,103	43,390,092
NAREIT FFO attributable to common stockholders per share	$1.18	$1.05	$2.27	$2.22
Normalized FFO attributable to common stockholders per share	$1.18	$1.06	$2.29	$2.16

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

The following table reconciles “Net income”, the most directly comparable GAAP metric, to Adjusted EBITDA ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$34,952	$39,447	$65,610	$73,630
Interest expense	14,854	14,194	29,723	28,221
Franchise, excise and other taxes	47	258	(139)	441
Depreciation	17,490	17,730	34,995	35,347
NHI’s share of EBITDA adjustments for unconsolidated entities	—	706	719	1,200
Note receivable credit loss expense (benefit)	452	55	462	(701)
Gains on sales of real estate, net	(1,517)	(11,366)	(1,617)	(12,763)
Gain on operations transfer, net	—	(20)	—	(20)
Loss on early retirement of debt	—	73	—	73
Impairments of real estate	654	131	654	469
Non-cash write-off of straight-line rent receivable	—	—	786	—
Non-cash rental income	—	—	—	(2,500)
Adjusted EBITDA	$66,932	$61,208	$131,193	$123,397

Interest expense at contractual rates	$14,029	$13,612	$28,116	$27,052
Principal payments	105	100	210	202
Fixed Charges	$14,134	$13,712	$28,326	$27,254

Fixed Charge Coverage	4.7x	4.5x	4.6x	4.5x

For all periods presented, Adjusted EBITDA reflects GAAP interest expense, which excludes amounts capitalized during the period.

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

The following table reconciles NOI to net income, the most directly comparable GAAP metric ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
NOI Reconciliations:	2024	2023	2024	2023
Net income	$34,952	$39,447	$65,610	$73,630
Gains from equity method investment	(236)	—	(402)	—
Loss on early retirement of debt	—	73	—	73
Gain on operations transfer, net	—	(20)	—	(20)
Gains on sales of real estate, net	(1,517)	(11,366)	(1,617)	(12,763)
Loan and realty losses (gains)	1,106	186	1,116	(232)
General and administrative	4,870	4,306	10,510	9,959
Franchise, excise and other taxes	47	258	(139)	441
Legal	165	174	400	297
Interest	14,854	14,194	29,723	28,221
Depreciation	17,490	17,730	34,995	35,347
Consolidated NOI	$71,731	$64,982	$140,196	$134,953
NOI by segment:
Real Estate Investments	$68,702	$62,823	$134,097	$130,811
SHOP	2,953	2,111	5,894	4,012
Non-Segment/Corporate	76	48	205	130
Total NOI	$71,731	$64,982	$140,196	$134,953

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At June 30, 2024, we were exposed to market risks related to fluctuations in interest rates on approximately $444.5 million of variable-rate indebtedness and on our mortgage and other notes receivable. The unused portion ($455.5 million at June 30, 2024) of our revolving credit facility, should it be drawn upon, is subject to variable rates.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and mortgage and other notes receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a 50 basis-point increase or decrease in the interest rate related to variable-rate debt, and assuming no change in the outstanding balance as of June 30, 2024, net interest expense would increase or decrease annually by approximately $2.2 million, or $0.05 per common share on a diluted basis.

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

The following table sets forth certain information with respect to our debt ($ in thousands):

	June 30, 2024			December 31, 2023
	Balance[1]	% of total	Rate[2]	Balance[1]	% of total	Rate[2]
Fixed rate:
Private placement term loans - unsecured	$225,000	19.6%	4.28%	$225,000	19.6%	4.28%
2031 Senior Notes - unsecured	400,000	34.9%	3.00%	400,000	34.9%	3.00%
Fannie Mae term loans - secured, non-recourse	76,031	6.6%	3.96%	76,241	6.7%	3.96%
Variable rate:
Bank term loan - unsecured	200,000	17.6%	6.68%	200,000	17.4%	6.69%
Revolving credit facility - unsecured	244,500	21.3%	6.48%	245,000	21.4%	6.49%
	$1,145,531	100.0%	4.70%	$1,146,241	100.0%	4.70%

[1] Differs from carrying amount due to unamortized discounts and loan costs.
[2] Total is weighted average rate.

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects on fair value (“FV”) assuming a parallel shift of 50 bps in market interest rates for a contract with similar maturities as of June 30, 2024 ($ in thousands):

	Balance[1]	Fair Value[2]	FV reflecting change in interest rates
Fixed rate:			-50 bps	+50 bps
Private placement term loans - unsecured	$225,000	$216,724	$218,295	$215,171
2031 Senior Notes	400,000	324,235	335,842	316,488
Fannie Mae term loans	76,031	74,458	74,757	74,160
[1] Differs from carrying amount due to unamortized discounts and loan costs.
[2] The change in fair value of our fixed rate debt was due primarily to the overall change in interest rates.

At June 30, 2024, the fair value of our mortgage and other notes receivable, discounted for estimated changes in the risk-free rate, was approximately $231.4 million. A 50 basis-point increase in market rates would decrease the estimated fair value of our mortgage and other notes by approximately $2.8 million, while a 50 bps decrease in such rates would increase their estimated fair value by approximately $2.4 million.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures. As of June 30, 2024, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of NHI’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) to ensure information required to be disclosed in our filings is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2024.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Our facilities are subject to claims and suits in the ordinary course of business. Such claims may include, among other things professional liability and general liability claims, as well as regulatory proceedings related to our SHOP segment. Our managers, tenants and borrowers have indemnified, and are obligated to continue to indemnify, us against all liabilities arising from the operation of the facilities, and are further obligated to indemnify us against environmental or title problems affecting the real estate underlying such facilities. While there may be lawsuits pending against us and certain of the owners and/or lessees of our facilities, management believes that the ultimate resolution of all such pending proceedings will have no material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 16, 2024, our Board of Directors authorized the Repurchase Plan pursuant to which we may purchase up to $160.0 million in shares of our issued and outstanding common stock. The Repurchase Plan is effective for a period of one year and does not require us to repurchase any specific number of shares. The Repurchase Plan may be suspended or discontinued at any time. Shares may be repurchased from time-to-time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with the terms of Rule 10b-18 of the Exchange Act and repurchases shall be made in accordance with all applicable laws and regulations in effect. The timing and number of shares repurchased, if any, will depend on a variety of factors, including price, general market and economic conditions, alternative investment opportunities and other corporate considerations. During the three and six months ended June 30, 2024, no common stock was repurchased under the Repurchase Plan.

During the three months ended June 30, 2024, we acquired shares of our common stock held by employees who tendered shares to satisfy tax withholding obligations upon the vesting of previously issued restricted stock awards. Specifically, the number of shares of common stock acquired from employees and the average prices paid per share for each month in the three months ended June 30, 2024 are shown in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan ($ in thousands)
April 1, 2024-April 30, 2024	—	$—	—	$160,000
May 1, 2024- May 31, 2024	230	64.72	—	160,000
June 1, 2024- June 30, 2024	—	—	—	160,000
Total	230	$64.72	—	160,000

Item 5. Other Information.

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2024.

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

3.3	Amendment to Articles of Incorporation (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed March 23, 2009)
3.4	Amendment to Articles of Incorporation approved by stockholders on May 2, 2014 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed August 4, 2014)
3.5	Amendment to Articles of Incorporation approved by stockholders on May 6, 2020 (incorporated by reference to Exhibit 3.6 to the Company’s Form 10-Q filed August 10, 2020)
3.6	Amended and Restated Bylaws as approved February 17, 2023, as amended April 27, 2023 (incorporated by reference to Exhibit 3.5 to the Company’s Form 10-Q filed May 9, 2023)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date:	August 6, 2024	/s/ D. Eric Mendelsohn
D. Eric Mendelsohn
President, Chief Executive Officer and Director
(duly authorized officer)

Date:	August 6, 2024	/s/ John L. Spaid
John L. Spaid
Chief Financial Officer
(Principal Financial Officer)