Form 10-Q
period 2024-09-30
NATIONAL HEALTH INVESTORS INC
filed 2024-11-05
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	_____________	to	_____________

Commission File Number 001-10822
National Health Investors, Inc.
(Exact name of registrant as specified in its charter)

Maryland		62-1470956
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

222 Robert Rose Drive
Murfreesboro	Tennessee	37129
(Address of principal executive offices)		(Zip Code)

(615)	890-9100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	NHI	New York Stock Exchange

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

There were 45,422,064 shares of common stock of the registrant outstanding as of November 1, 2024.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets:
Real estate properties:
Land	$181,173	$180,749
Buildings and improvements	2,627,928	2,593,696
Construction in progress	11,329	5,913
	2,820,430	2,780,358
Less accumulated depreciation	(723,606)	(673,276)
Real estate properties, net	2,096,824	2,107,082
Mortgage and other notes receivable, net of reserve of $19,411 and $15,476, respectively	232,550	245,271
Cash and cash equivalents	15,550	22,347
Straight-line rent receivable	86,334	84,713
Assets held for sale, net	5,669	5,004
Other assets, net	23,163	24,063
Total Assets(a)	$2,460,090	$2,488,480

Liabilities and Stockholders’ Equity:
Debt	$1,136,302	$1,135,051
Accounts payable and accrued expenses	32,508	34,304
Dividends payable	39,260	39,069
Deferred income	4,612	6,009
Total Liabilities(a)	1,212,682	1,214,433

Commitments and contingencies

Redeemable noncontrolling interest	8,925	9,656

National Health Investors, Inc. Stockholders’ Equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized;
43,622,064 and 43,409,841 shares issued and outstanding, respectively	436	434
Capital in excess of par value	1,601,450	1,603,757
Retained earnings	2,561,587	2,466,844
Cumulative dividends	(2,934,523)	(2,817,083)
Total National Health Investors, Inc. Stockholders’ Equity	1,228,950	1,253,952
Noncontrolling interests	9,533	10,439
Total Equity	1,238,483	1,264,391
Total Liabilities and Equity	$2,460,090	$2,488,480

(a) The Condensed Consolidated Balance Sheets include the following amounts related to our consolidated variable interest entities: $507.1 million and $513.2 million of Real estate properties, net; $6.9 million and $10.9 million of Cash and cash equivalents; $9.9 million and $9.7 million of Straight-line rent receivable; $8.1 million and $9.4 million of Other assets, net; and

$4.6 million and $4.7 million of Accounts payable and accrued expenses, in each case as of September 30, 2024 and December 31, 2023, respectively.

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements. The Condensed Consolidated Balance Sheet at December 31, 2023 was derived from the audited consolidated financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Revenues:
Rental income	$63,318	$62,255	$191,265	$188,505
Resident fees and services	13,771	12,367	40,416	35,860
Interest income and other	5,855	5,484	17,745	16,005
	82,944	80,106	249,426	240,370
Expenses:
Depreciation	17,768	17,515	52,763	52,862
Interest	14,939	15,086	44,663	43,308
Senior housing operating expenses	10,744	10,045	31,494	29,525
Legal	240	67	641	364
Franchise, excise and other taxes	83	2	(56)	443
General and administrative	4,810	4,430	15,318	14,390
Taxes and insurance on leased properties	2,786	2,908	8,321	8,738
Loan and realty losses	3,434	1,959	4,550	1,727
	54,804	52,012	157,694	151,357
Gains on sales of real estate, net	102	737	1,718	13,500
Gain on operations transfer, net	—	—	—	20
Loss on early retirement of debt	—	—	—	(73)
Gains from equity method investment	—	—	402	—
Other non-operating income	—	202	—	202
Net income	28,242	29,033	93,852	102,662
Add: net loss attributable to noncontrolling interests	298	313	891	946
Net income attributable to stockholders	28,540	29,346	94,743	103,608
Less: net income attributable to unvested restricted stock awards	(29)	(19)	(90)	(38)
Net income attributable to common stockholders	$28,511	$29,327	$94,653	$103,570

Weighted average common shares outstanding:
Basic	43,476,067	43,388,841	43,420,663	43,388,779
Diluted	43,987,072	43,388,841	43,658,425	43,389,675

Earnings per common share - basic	$0.66	$0.68	$2.18	$2.39
Earnings per common share - diluted	$0.65	$0.68	$2.17	$2.39

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Nine Months Ended
	September 30,
	2024	2023
	(unaudited)
Cash flows from operating activities:
Net income	$93,852	$102,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	52,763	52,862
Amortization of debt issuance costs, debt discounts and prepaids	4,522	3,392
Amortization of commitment fees and note receivable discounts	(17)	(323)
Amortization of lease incentives	2,168	1,798
Straight-line rent adjustments	(2,066)	(6,011)
Non-cash rental income	—	(2,500)
Non-cash interest income on mortgage and other notes receivable	(39)	(1,302)
Gains on sales of real estate, net	(1,718)	(13,500)
Gains from equity method investment	(402)	—
Loss on early retirement of debt	—	73
Loan and realty losses	4,550	1,727
Payment of lease incentive	—	(10,000)
Non-cash share-based compensation	3,512	3,740
Changes in operating assets and liabilities:
Other assets, net	(2,494)	(2,426)
Accounts payable and accrued expenses	(3,483)	1,317
Deferred income	(953)	(262)
Net cash provided by operating activities	150,195	131,247
Cash flows from investing activities:
Investments in mortgage and other notes receivable	(27,816)	(33,104)
Collections of mortgage and other notes receivable	14,692	11,231
Fees received on mortgage note	82	—
Acquisitions of real estate	(9,866)	(38,081)
Proceeds from sales of real estate	4,658	51,542
Investments in renovations of existing real estate	(9,717)	(5,475)
Investments in equipment	(3,551)	(2,579)
Distributions from equity method investment	402	2,500
Net cash used in investing activities	(31,116)	(13,966)
Cash flows from financing activities:
Proceeds from revolving credit facility	244,000	283,000
Payments on revolving credit facility	(170,000)	(120,000)
Borrowings on term loan	—	200,000
Payments on term loans	(75,327)	(365,304)
Debt issuance costs	—	(2,747)
Forward equity costs	(782)	—
Distributions to noncontrolling interests	(821)	(1,004)
Dividends paid to stockholders	(117,250)	(117,169)

Taxes related to net settlement of equity awards	(5,819)	—
Proceeds from noncontrolling interest	70	2,922
Net cash used in financing activities	(125,929)	(120,302)
Decrease in cash and cash equivalents and restricted cash	(6,850)	(3,021)
Cash and cash equivalents and restricted cash, beginning of period	24,617	21,516
Cash and cash equivalents and restricted cash, end of period	$17,767	$18,495

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Nine Months Ended
	September 30,
	2024	2023
	(unaudited)
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$45,250	$41,222
Supplemental disclosure of non-cash investing and financing activities:
Real estate acquired in exchange for mortgage note receivable	$22,184	$14,200
Increase in notes receivable from sales of real estate	$—	$699
Change in accounts payable related to renovations of existing real estate	$(1,430)	$80
Change in accounts payable related to distributions to noncontrolling interests	$(6)	$(61)
Right of use assets in exchange for lease liabilities	$344	$—
Reclassification of prepaid equity issuance costs to capital in excess of par value	$—	$275

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Cumulative Dividends	Total National Health Investors, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances at December 31, 2023	43,409,841	$434	$1,603,757	$2,466,844	$(2,817,083)	$1,253,952	$10,439	$1,264,391
Noncontrolling interest capital contribution	—	—	—	—	—	—	70	70
Distributions declared to noncontrolling interests, excluding $9 attributable to redeemable noncontrolling interest	—	—	—	—	—	—	(508)	(508)
Net income, excluding a loss of $478, attributable to redeemable noncontrolling interest	—	—	—	66,203	—	66,203	(115)	66,088
Grants of restricted stock	15,000	—	—	—	—	—	—	—
Taxes related to net settlement of equity awards	(230)	—	(400)	—	—	(400)	—	(400)
Shares issued on stock options exercised	18,238	—	—	—	—	—	—	—
Share-based compensation	—	—	2,842	—	—	2,842	—	2,842
Dividends declared, $1.80 per common share	—	—	—	—	(78,180)	(78,180)	—	(78,180)
Activity for the six months ended June 30, 2024	33,008	—	2,442	66,203	(78,180)	(9,535)	(553)	(10,088)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(299)	(299)
Net income, excluding a loss of $244, attributable to redeemable noncontrolling interest	—	—	—	28,540	—	28,540	(54)	28,486
Taxes related to net settlement of equity awards	—	—	(5,419)	—	—	(5,419)	—	(5,419)
Shares issued on stock options exercised	179,215	2	—	—	—	2	—	2
Share-based compensation	—	—	670	—	—	670	—	670
Dividends declared, $0.90 per common share	—	—	—	—	(39,260)	(39,260)	—	(39,260)
Activity for the three months ended September 30, 2024	179,215	2	(4,749)	28,540	(39,260)	(15,467)	(353)	(15,820)
Balances at September 30, 2024	43,622,064	$436	$1,601,450	$2,561,587	$(2,934,523)	$1,228,950	$9,533	$1,238,483

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Cumulative Dividends	Total National Health Investors, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances at December 31, 2022	43,388,742	$434	$1,599,427	$2,331,190	$(2,660,826)	$1,270,225	$9,856	$1,280,081
Noncontrolling interests capital contribution	—	—	—	—	—	—	2,000	2,000
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(563)	(563)
Net income, excluding a loss of $575, attributable to redeemable noncontrolling interest	—	—	—	74,263	—	74,263	(58)	74,205
Grants of restricted stock	21,000	—	—	—	—	—	—	—
Equity issuance cost	—	—	(275)	—	—	(275)	—	(275)
Shares issued on stock options exercised	99	—	—	—	—	—	—	—
Share-based compensation	—	—	2,874	—	—	2,874	—	2,874
Dividends declared, $1.80 per common share	—	—	—	—	(78,119)	(78,119)	—	(78,119)
Activity for the six months ended June 30, 2023	21,099	—	2,599	74,263	(78,119)	(1,257)	1,379	122
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(380)	(380)
Net income, excluding a loss of $250, attributable to redeemable noncontrolling interest	—	—	—	29,346	—	29,346	(63)	29,283
Share-based compensation	—	—	866	—	—	866	—	866
Dividends declared, $0.90 per common share	—	—	—	—	(39,069)	(39,069)	—	(39,069)
Activity for the three months ended September 30, 2023	—	—	866	29,346	(39,069)	(8,857)	(443)	(9,300)
Balances at September 30, 2023	43,409,841	$434	$1,602,892	$2,434,799	$(2,778,014)	$1,260,111	$10,792	$1,270,903

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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

Our Real Estate Investments segment consists of real estate investments and leases, and mortgage and other notes receivables in independent living facilities (“ILFs”), assisted living facilities (“ALFs”), entrance-fee communities (“EFCs”), senior living campuses (“SLCs”), skilled nursing facilities (“SNFs”) and hospitals (“HOSPs”). As of September 30, 2024, we had gross real estate investments of approximately $2.5 billion in 161 healthcare real estate properties located in 31 states and leased pursuant primarily to triple-net leases to 25 tenants consisting of 95 senior housing communities, 65 SNFs and one HOSP, excluding two properties classified as assets held for sale. Our portfolio of nine mortgages along with other notes receivable totaled $252.0 million, excluding an allowance for expected credit losses of $19.4 million, as of September 30, 2024.

Our SHOP segment is comprised of two ventures that own the operations of ILFs. For this segment, as of September 30, 2024, we had gross investments of approximately $354.9 million in 15 ILFs located in eight states with a combined 1,732 units that are operated on behalf of the Company by independent managers pursuant to the terms of separate management agreements. The third-party managers, or related parties of the managers, own equity interests in the respective ventures. Units, beds and property count disclosures in these notes to the condensed consolidated financial statements are outside the scope of our independent registered accounting firm’s review.

Note 2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial statements. In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation. Interim results of operations are not necessarily indicative of the results that may be achieved for a full year. The condensed consolidated financial statements and related notes do not include all information and notes required by GAAP for annual reports. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023, included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”).

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

Noncontrolling Interests

Contingently redeemable noncontrolling interests are recorded at their initial carrying amounts upon issuance and are subsequently adjusted to reflect their share of gains or losses, contributions, and distributions attributable to the noncontrolling interests. In periods where they are or will become probable of redemption, an adjustment to the redemption value of the noncontrolling interests is also recognized through “Capital in excess of par value” on the Company’s Condensed Consolidated Balance Sheets and included in our computation of earnings per share. As of September 30, 2024 and December 31, 2023, the Merrill SHOP venture noncontrolling interest was classified in the Condensed Consolidated Balance Sheets as mezzanine equity, as discussed further in Note 10.

The noncontrolling interests associated with our two consolidated real estate partnerships and our Discovery member SHOP venture were classified in the Condensed Consolidated Balance Sheets as equity as of September 30, 2024 and December 31, 2023.

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

The following table sets forth our “Cash and cash equivalents and restricted cash” reported within the Company’s Condensed Consolidated Statements of Cash Flows ($ in thousands):

	September 30, 2024	September 30, 2023
Beginning of period:
Cash and cash equivalents	$22,347	$19,291
Restricted cash (included in Other assets, net)	2,270	2,225
Cash, cash equivalents, and restricted cash	$24,617	$21,516
End of period:
Cash and cash equivalents	$15,550	$16,579
Restricted cash (included in Other assets, net)	2,217	1,916
Cash, cash equivalents, and restricted cash	$17,767	$18,495

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

Residency agreements are generally short-term (30 days to one year), and entitle the resident to certain room and care services for a monthly fee billed in advance. Revenue for certain related services is billed monthly in arrears. The Company has elected the lessor practical expedient within Accounting Standards Codification (“ASC”) 842, Leases, not to separate the lease and nonlease components within our resident agreements as the timing and pattern of transfer to the resident are the same. The Company has determined that the nonlease component is the predominant component within the contract and recognizes revenue under ASC 606, Revenue Recognition from Contracts with Customers.

Interest Income from Mortgage and Other Notes Receivable

Interest income is recognized based on the interest rates and principal amounts outstanding on the notes receivable. We identify a mortgage note or other note receivable as non-performing based on various criteria including timeliness of required payments, compliance with other provisions under the related note agreement, and an evaluation of the borrower’s current financial condition for indicators that it is probable it cannot pay its contractual amounts. A non-performing loan is returned to accrual status at such time as the note becomes contractually current and management believes all future principal and interest will be received according to the contractual terms of the note. As of September 30, 2024, we had two mortgage notes receivable and a mezzanine loan totaling an aggregate of $26.4 million due from affiliates of two operators/borrowers designated as non-performing.

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

Forward Equity Sales

The Company has and may continue to enter into forward sale agreements relating to shares of its common stock, either through its at-the-market (“ATM “) equity program or through underwritten public offerings. These agreements may be physically settled in stock, settled in cash or net share settled at the Company’s election. The forward sale price that we will receive upon physical settlement of the forward sale agreements will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, and (ii) scheduled dividends during the term of the forward sale agreement. The Company evaluated its forward sale agreements and concluded they meet the conditions to be classified within stockholders’ equity.

Shares issuable under a forward equity sales agreement are reflected in the diluted earnings per share calculations for the applicable periods using the treasury stock method. Under this method, the number of our common shares used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of common shares that would be issued upon full physical settlement of the forward equity sales agreement over the number of common shares that could be purchased by us in the market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the average forward price during the reporting period).

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

Note 3. Investment Activity

Asset Acquisitions

In June 2024, we acquired a 110-unit ALF located in Sussex, Wisconsin, from Encore Senior Living (“Encore”). The acquisition price was $32.1 million, including $0.1 million in closing costs, and the cancellation of an outstanding construction note receivable held by us of $22.2 million including interest. We added the facility to an existing master lease with Encore for a term of 15 years at an initial lease rate of 8.25% and annual escalators of 2.21%. Of the total purchase price, $1.3 million was allocated to land and $30.8 million was allocated to buildings and improvements.

Asset Dispositions

During the nine months ended September 30, 2024, we completed the sale of two ALFs located in Louisiana, previously leased to one of our tenants on cash basis of accounting for revenue recognition, for net cash proceeds of $4.7 million, resulting in a gain of approximately $1.4 million.

Assets Held for Sale and Impairments of Long-Lived Assets

The following is a summary of our assets held for sale in our Real Estate Investments portfolio ($ in thousands):

	As of	As of
	September 30, 2024	December 31, 2023
Number of facilities	2	1
Real estate, net	$5,669	$5,004

Rental income associated with assets held for sale as of September 30, 2024 totaled $0.2 million and $1.1 million for the three and nine months ended September 30, 2024, respectively, and $0.6 million and $1.5 million for the three and nine months ended September 30, 2023, respectively.

During the nine months ended September 30, 2024, we recorded impairment charges of approximately $0.7 million on one property reclassified to assets held for sale in the second quarter of 2024 in our Real Estate Investments segment. During the three months ended September 30, 2023, we recorded impairment charges of approximately $1.2 million on one property in our Real Estate Investments segment. During the nine months ended September 30, 2023, we recorded impairment charges of approximately $1.6 million on four properties in our Real Estate Investments segment. The impairment charges were determined in connection with the preparation of the financial statements for the applicable quarterly period and are included in “Loan and realty losses” in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2024 and 2023.

We reduce the carrying value of impaired properties to their estimated fair value or, with respect to the properties classified as assets held for sale, to the estimated fair value less costs to sell. To estimate the fair values of the properties, we utilized a market approach which considered binding agreements for sales (Level 1 inputs), non-binding offers to purchase from unrelated third parties, broker quotes of estimated values (Level 3 inputs), and/or independent third-party valuations (Level 1 and 3 inputs).

We lease a SLC that is subject to an outstanding purchase and sale agreement for the tenant to acquire the property for approximately $38.5 million. The purchase and sale agreement, as amended, expires in June 2025. The property continues to be classified as held and used and is leased pursuant to the existing triple-net lease that generates approximately $2.8 million in annual rent and expires in July 2027. The property will be reclassified to assets held for sale when the sale becomes probable, including when the tenant demonstrates its ability to obtain sufficient financing to close on the sale of the property within the terms of the purchase and sale agreement. The property had a net investment of $19.3 million as of September 30, 2024.

Fourth Quarter 2024 Acquisitions

In October 2024, we acquired a portfolio of ten assisted living and memory care communities located in North Carolina for a total purchase price of $121.0 million, excluding $0.3 million in closing costs. The 15-year master lease, which includes two five-year extension options, has an initial lease rate of 8.25% with fixed annual escalators of 2%. The master lease includes a $10.0 million earnout incentive which will be added to the respective lease base if funded.

Tenant Concentration

The following table contains information regarding concentration in our Real Estate Investments portfolio of tenants or affiliates of tenants that exceed 10% of total revenues as of and for the nine months ended September 30, 2024 and 2023, excluding $2.6 million for our corporate office, a credit loss reserve of $19.4 million and $354.9 million in real estate assets in the SHOP segment ($ in thousands):

	As of September 30, 2024			Revenues[1]
	Asset Class	Gross Real Estate[2]	Notes Receivable	Nine Months Ended September 30,
				2024		2023

Senior Living Communities, LLC (“Senior Living”)	EFC	$576,829	$42,896	$39,980	16%	$38,466	16%
Bickford Senior Living (“Bickford”)	ALF	431,085	16,647	31,233	13%	29,280	12%
National HealthCare Corporation (“NHC”)	SNF	133,770	—	30,426	12%	28,159	12%
All others, net	Various	1,336,671	192,418	99,050	40%	99,867	41%
Escrow funds received from tenants
for property operating expenses	Various	—	—	8,321	3%	8,738	4%
		$2,478,355	$251,961	209,010		204,510
Resident fees and services[3]				40,416	16%	35,860	15%
				$249,426		$240,370
1 Includes interest income on notes receivable and rental income from properties classified as assets held for sale.
2 Amounts include any properties classified as held for sale.
3 There is no tenant concentration in “Resident fees and services” because these agreements are with individual residents.

At September 30, 2024, the two states in which we had an investment concentration of 10% or more were South Carolina (12.1%) and Texas (10.6%).

Senior Living

As of September 30, 2024, we leased ten retirement communities to Senior Living. In the second quarter of 2024, two of the leases were amended to extend the maturity dates by two years and to provide up to $10.0 million of capital improvements on various properties. Rental revenue will increase at a lease rate of 8.5% applied to the amount expended. We recognized straight-line rent revenue of $(0.4) million and $(0.9) million from Senior Living for the nine months ended September 30, 2024 and 2023, respectively.

Bickford

As of September 30, 2024, we leased 39 facilities, including one property reclassified to assets held for sale in the second quarter of 2024, to Bickford under four leases. Bickford has been on the cash basis of revenue recognition since the second quarter of 2022 based upon information obtained from Bickford regarding its financial condition that has raised substantial doubt as to its ability to continue.

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

During the three and nine months ended September 30, 2024, Bickford repaid $1.1 million and $4.0 million, respectively, of its outstanding pandemic-related rent deferrals. During the three and nine months ended September 30, 2023, Bickford repaid $0.8 million and $1.3 million, respectively, of its outstanding pandemic-related rent deferrals, in addition to the reduction in rent deferrals of $2.5 million recognized in connection with the acquisition of an ALF located in Chesapeake, Virginia from Bickford through a note receivable conversion. As of September 30, 2024, Bickford’s outstanding pandemic-related rent deferrals were $14.0 million.

NHC

As of September 30, 2024, we leased three ILFs and 32 SNFs to NHC, a publicly held company, under a master lease (four of which were subleased to other parties for whom the lease payments were guaranteed to us by NHC). Straight-line rent revenue of $0.2 million and $(0.9) million was recognized from NHC for the nine months ended September 30, 2024 and 2023, respectively.

NHC Percentage Rent - Under the terms of our master lease agreement with NHC, rent escalates by 4% of the increase, if any, in each of the facility’s revenue over a base year and is referred to as “percentage rent.” The following table summarizes the percentage rent income from NHC ($ in thousands):

	Nine Months Ended September 30,
	2024	2023
Current year	$4,138	$2,896
Prior year final certification[1]	1,656	630
Total percentage rent income	$5,794	$3,526

1 For purposes of the percentage rent calculation described in the master lease agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

Two of the members of our Board of Directors, including our chairman, are also members of NHC’s board of directors.

Cash Basis Operators

We had three tenants on the cash basis of accounting for revenue recognition for their leasing arrangements based on our assessment of each tenant’s ability to satisfy its contractual obligations as of September 30, 2024. Cash rents received from these tenants for the three and nine months ended September 30, 2024 and 2023 were as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Bickford[1]	$9,850	$8,607	$29,161	$24,534
All others[2]	1,855	3,446	9,398	9,963
Total rental income from cash basis operators	$11,705	$12,053	$38,559	$34,497

1Excludes $2.5 million of rental income related to the reduction of pandemic-related rent deferrals recognized in connection with the acquisition of an ALF from Bickford in the first quarter of 2023.
2In the second quarter of 2024, we received a $2.5 million lump sum payment from an operator for partial repayment of pandemic-related rent deferrals.

Senior Living Management

Senior Living Management (“SLM”) has been on the cash basis of accounting for its four leased properties since the fourth quarter of 2022. In late September 2024, SLM notified us that ongoing liquidity constraints raised doubts about SLM’s ability to sustain its operations and pay its contractual rent and interest obligations prospectively. Effective October 1, 2024, one property was transitioned to a new operator under a new lease agreement, as previously planned, and the remaining three leased properties were transitioned pursuant to interim management agreements. The net book value of the leased properties was $16.3 million as of September 30, 2024, including $5.0 million associated with one property classified as assets held for sale.

SLM was current on its lease obligations through the six months ended June 30, 2024. Rental income from SLM recognized for the three and nine months ended September 30, 2024 was $0.4 million and $2.5 million, respectively. SLM repaid approximately $0.3 million in prior rent deferrals during the quarter ended June 30, 2024. Rental income from SLM for the property was $1.5 million and $4.3 million for the three and nine months ended September 30, 2023, respectively. Reference Note 4 for further discussion on the two non-performing notes receivable from SLM.

Other Tenant Transitions

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

In November 2024, we transitioned a leased ALF located in Alabama to a new operator and wrote off to “Rental income” the straight-line rent receivable of approximately $0.8 million associated with the terminated lease.

Tenant Purchase Options

Certain of our leases contain purchase options allowing tenants to acquire the leased properties at a fixed base price plus a specified share in any appreciation, fixed base price, or a fixed minimum internal rate of return on our investment. At September 30, 2024, tenants had purchase options on four properties with an aggregate net investment of $77.8 million that will become exercisable between 2027 and 2031. Rental income from these properties with tenant purchase options was $2.5 million and $6.3 million for the three and nine months ended September 30, 2024, respectively. Rental income from these properties with tenant purchase options was $1.8 million and $5.4 million for three and nine months ended September 30, 2023, respectively.

We cannot reasonably estimate at this time the probability that any purchase options will be exercised in the future. Consideration to be received from the exercise of any tenant purchase option is expected to exceed our net investment in the leased property or properties.

Future Minimum Base Rent

Future minimum lease payments to be received by us under our operating leases at September 30, 2024, were as follows ($ in thousands):

Remainder of 2024	$59,197
2025	239,285
2026	246,076
2027	199,386
2028	193,720
2029	182,170
Thereafter	712,948
$1,832,782

Variable Lease Payments

Most of our leases contain annual escalators in rent payments. Some of our leases contain escalators that are determined annually based on a variable index or other factors that are indeterminable at the inception of the lease. The table below indicates the rental income recognized as a result of fixed and variable lease escalators ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Lease payments based on fixed escalators	$57,682	$57,200	$174,383	$169,675
Lease payments based on variable escalators	2,412	1,830	8,663	5,879
Straight-line rent, net of write-offs	1,161	1,040	2,066	6,011
Escrow funds received from tenants for property operating expenses	2,786	2,908	8,321	8,738
Amortization of lease incentives	(723)	(723)	(2,168)	(1,798)
Rental income	$63,318	$62,255	$191,265	$188,505

Note 4. Mortgage and Other Notes Receivable

At September 30, 2024, our investments in mortgage notes receivable totaled $163.2 million secured by real estate and other assets of the borrowers (e.g., Uniform Commercial Code liens on personal property) related to 17 facilities, and our investments in other notes receivable totaled $88.8 million, substantially all of which were guaranteed by significant parties to the notes or by cross-collateralization of properties with the same owner. These balances exclude a credit loss reserve of $19.4 million at September 30, 2024.

Our loans designated as non-performing as of September 30, 2024 and December 31, 2023 include a mortgage note receivable of $1.9 million and $2.1 million, respectively, due from Bickford, and a mortgage note receivable of $10.0 million and a mezzanine loan of $14.5 million due from affiliates of SLM. Interest income recognized, representing cash received, from these non-performing loans was $0.3 million and $1.3 million, respectively, for the three and nine months ended September 30, 2024. Interest income recognized for the three and nine months ended September 30, 2023 was $0.5 million and $1.4 million, respectively. All other loans were on full accrual basis as of September 30, 2024. The credit loss reserve related to non-performing loans totaled $16.0 million and $11.9 million at September 30, 2024 and December 31, 2023, respectively. The credit loss reserve was increased $3.6 million during the three months ended September 30, 2024 related to the $14.5 million mezzanine loan due from SLM based upon further deterioration in SLM’s liquidity. Reference Note 3 for further discussion.

The Sanders Trust, LLC

In August 2024, we entered into an agreement to fund up to $27.7 million on a construction loan with TST Lake City IRF, LLC for the development of an in-patient rehabilitation facility to be located in Lake City, Florida. The four-year loan agreement provides for an annual interest rate of 9.0% and two one-year extensions. As of September 30, 2024, $1.1 million was outstanding on the loan.

Compass Senior Living, LLC

In June 2024, we funded $9.5 million on a mortgage note receivable secured by two facilities with Compass Senior Living, LLC. The five-year loan agreement provides for an annual interest rate of 8.5% with an option for the Company to purchase one or both facilities after July 2026.

Carriage Crossing Senior Living Bloomington

In February 2024, we funded $15.0 million on a mortgage note receivable with Carriage Crossing Senior Living Bloomington, with an additional $2.0 million available to be funded contingent upon the performance of facility operations through March 31, 2027. The five-year loan agreement provides for an annual interest rate of 8.75% and two one-year extensions.

Montecito Medical Real Estate

We have a $50.0 million mezzanine loan and security agreement with Montecito Medical Real Estate for a fund that invests in medical real estate, including medical office buildings, throughout the United States. In the second quarter of 2024, approximately $2.1 million of principal was repaid upon the sale by the fund of two of the underlying properties. As of September 30, 2024, $18.0 million was outstanding on the loan associated with seven medical office buildings with a combined purchase price of approximately $76.4 million. For the three and nine months ended September 30, 2024, we recognized interest income of $0.4 million and $1.4 million, respectively. Interest income recognized for the three and nine months ended September 30, 2023 was $0.5 million and $1.4 million, respectively.

Bickford Construction and Mortgage Loans

As of September 30, 2024, we had one fully funded construction loan of $14.7 million to Bickford. The construction loan is secured by a first mortgage lien on substantially all of the related real and personal property as well as a pledge of any and all leases or agreements which may grant a right of use to the property. Usual and customary covenants extend to the agreement, including the borrower’s obligation for payment of insurance and taxes. NHI has a fair market value purchase option on the property upon stabilization of the underlying operations.

At September 30, 2024, we held a $12.4 million second mortgage as a component of the purchase price consideration in connection with the sale of six properties to Bickford in 2021. This second mortgage note receivable bears interest at a 10% annual rate and matures in April 2026. Interest income was $0.3 million and $1.0 million for both the three and nine months ended September 30, 2024 and 2023, respectively, related to the second mortgage. We did not include this note receivable in the determination of the gain recognized upon sale of the portfolio. Therefore, this note receivable is not reflected in “Mortgage and other notes receivable, net” in the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023. During the three and nine months ended September 30, 2024 and 2023, Bickford repaid $0.1 million and $0.3 million, respectively, of principal on this note receivable which is reflected in “Gains on sale of real estate, net” in the Condensed Consolidated Statements of Income.

Senior Living

We have provided a $20.0 million revolving line of credit to Senior Living whose borrowings under the revolver are to be used for working capital needs and to finance construction projects within its portfolio, including building additional units. Beginning January 1, 2025, availability under the revolver will reduce to $15.0 million. The revolver matures in December 2031 at the time of the Senior Living lease maturity. At September 30, 2024, the $10.3 million outstanding under the revolver bore interest at 8.0% per annum.

The Company also has a mortgage loan of $32.7 million with Senior Living that originated in July 2019 for the acquisition of a 248-unit continuing care retirement community (“CCRC”) in Columbia, South Carolina. The mortgage loan matures in July 2025, which may be extended for one-year, and bears interest at an annual rate of 7.25%. Additionally, the loan conveys to NHI a purchase option at a stated minimum price of $38.3 million, subject to adjustment for market conditions.

Credit Loss Reserve

Our principal measures of credit quality, except for construction mortgages, are debt service coverage for amortizing loans and interest or fixed charge coverage for non-amortizing loans, collectively referred to as “Coverage.” A Coverage ratio provides a measure of the borrower’s ability to make scheduled principal and interest payments. The Coverage ratios presented in the table below have been calculated utilizing the most recent date for which data is available, June 30, 2024, using EBITDARM (earnings before interest, taxes, depreciation, amortization, rent and management fees) and the requisite debt service, interest service or fixed charges, as defined in the applicable loan agreement. We categorize Coverage into three levels: (i) more than 1.5x, (ii) between 1.0x and 1.5x, and (iii) less than 1.0x. We update the calculation of Coverage on a quarterly basis. Coverage is not a meaningful credit quality indicator for construction mortgages as either these developments are not generating any operating income, or they have insufficient operating income as occupancy levels necessary to stabilize the properties have not yet been achieved. We measure credit quality for these mortgages by considering the construction and stabilization timeline and the financial condition of the borrower, as well as economic and market conditions.

We consider the guidance in ASC 310-20, Receivables - Nonrefundable Fees and Other Costs, when determining whether a modification, extension or renewal constitutes a current period origination. The credit quality indicator as of September 30, 2024 is presented below for the amortized cost, net by year of origination ($ in thousands):

	2024	2023	2022	2021	2020	Prior	Total
Mortgages
more than 1.5x	$10,227	$—	$42,443	$—	$—	$39,068	$91,738
between 1.0x and 1.5x	14,870	930	28,368	—	—	—	44,168
less than 1.0x	—	620	—	—	—	14,700	15,320
	25,097	1,550	70,811	—	—	53,768	151,226
Mezzanine
more than 1.5x	—	518	—	13,547	—	—	14,065
between 1.0x and 1.5x	—	226	—	21,521	—	—	21,747
less than 1.0x	—	—	—	—	—	25,000	25,000
	—	744	—	35,068	—	25,000	60,812
Non-performing
more than 1.5x	—	—	—	—	—	10,000	10,000
between 1.0x and 1.5x	—	—	—	—	—	14,500	14,500
less than 1.0x	—	—	—	—	1,947	—	1,947
	—	—	—	—	1,947	24,500	26,447
Revolver
more than 1.5x							13,476
							13,476
					Credit loss reserve		(19,411)
							$232,550

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

The allowance for expected credit losses is presented in the following table for the nine months ended September 30, 2024 ($ in thousands):

Balance at January 1, 2024	$15,476
Provision for expected credit losses	3,935
Balance at September 30, 2024	$19,411

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

Merrill Managed Portfolio

We have six ILFs located in California and Washington in a consolidated venture with Merrill, which owns a 20% common equity interest in the venture. In the fourth quarter of 2024, the members contributed an additional $5.5 million, of which Merrill contributed approximately $1.1 million in cash in accordance with its common equity interest percentage in the venture. The operating agreement for the venture provides for contingent distributions to the members based on the attainment of certain yields on investment calculated on an annual basis.

The properties are managed by Merrill pursuant to a management agreement with an initial term through March 2032 that automatically renews on a year-to-year basis thereafter unless terminated by either party with notice. The management agreement entitles Merrill to a base management fee of 5% of net revenue and a real estate services fee of 5% of real estate costs incurred during any calendar year that exceed $1,000 times the number of units at each facility. The noncontrolling interest associated with the venture was determined to be contingently redeemable and is classified in mezzanine equity on the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, as discussed further in Note 10.

Discovery Managed Portfolio

We have nine ILFs located in Arkansas, Georgia, Ohio, Oklahoma, New Jersey, and South Carolina in a consolidated venture with the Discovery member, which owns a 2% common equity interest in the venture. In the second quarter of 2024, the members contributed an additional $3.5 million to fund additional capital expenditures, of which the Discovery member contributed approximately $0.1 million in cash in accordance with its common equity interest percentage in the venture. The operating agreement for the venture provides for contingent distributions to the members based on the attainment of certain yields on investment calculated on an annual basis. The noncontrolling interest associated with the venture is included in “Equity” on the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023.

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

We account for our investment in Timber Ridge OpCo under the equity method and decrease the carrying value of our investment for losses in the entity and distributions to NHI for cumulative amounts up to and including our basis plus any guaranteed or implied commitments to fund operations. In February 2023, we received $2.5 million from Timber Ridge OpCo representing the Company’s proportionate share of the lease incentive earned, as discussed in Note 7, based on its equity interest in the entity. Our guaranteed and implied commitments are currently limited to the additional $5.0 million under the revolving credit facility and the $2.5 million lease incentive distribution received. As of September 30, 2024, we have recognized our share of Timber Ridge OpCo’s operating losses in excess of our initial investment. These cumulative losses of $5.0 million in excess of our original basis and the $2.5 million lease incentive distribution received are included in “Accounts payable and accrued expenses” in our Condensed Consolidated Balance Sheet as of September 30, 2024. Excess unrecognized equity method losses for this investment for the three and nine months ended September 30, 2024 were $0.9 million and $2.1 million, respectively, and $0.6 million and $1.9 million for the three and nine months ended September 30, 2023, respectively. Cumulative unrecognized losses for this investment were $11.6 million through September 30, 2024. We recognized gains of approximately $0.4 million, representing cash distributions received related to our investment in Timber Ridge OpCo for the nine months ended September 30, 2024.

The Timber Ridge OpCo property is subject to early resident mortgages secured by a Deed of Trust and Indenture of Trust (the “Deed and Indenture”). As part of our acquisition, NHI-LCS JV I, LLC (“Timber Ridge PropCo”) acquired the Timber Ridge CCRC property and a subordination agreement was entered into pursuant to which the trustee acknowledged and confirmed that the security interests created under the Deed and Indenture were subordinate to any security interests granted in connection with the loan made by NHI to Timber Ridge PropCo. In addition, under the terms of the resident loan assumption agreements, during the term of the lease (seven years with two five-year renewal options), Timber Ridge OpCo is to indemnify Timber Ridge PropCo for any repayment by Timber Ridge PropCo of these early resident mortgage liabilities under the guarantee. As a result of the subordination agreement and the resident loan assumption agreements, no liability has been recorded as of September 30, 2024. The balance secured by the Deed and Indenture was $11.1 million at September 30, 2024.

Note 7. Other Assets

Other assets, net consist of the following ($ in thousands):

	September 30, 2024	December 31, 2023
SHOP accounts receivable, net of allowance of $598 and $343, and other assets	$2,160	$1,620
Real estate investments accounts receivable and prepaid expenses	4,077	3,296
Lease incentive payments, net	8,501	10,669
Regulatory escrows	6,208	6,208
Restricted cash	2,217	2,270
	$23,163	$24,063

In February 2023, Timber Ridge PropCo, the consolidated senior housing partnership with LCS that owns the Timber Ridge CCRC, paid a $10.0 million lease incentive earned by Timber Ridge OpCo. The lease incentive is being amortized on a straight-line basis through the remaining initial lease term ending January 2027.

Note 8. Debt

Debt consisted of the following ($ in thousands):

	September 30, 2024	December 31, 2023
Revolving credit facility - unsecured	$319,000	$245,000
Bank term loans - unsecured	200,000	200,000
2031 Senior Notes - unsecured, net of discount of $2,037 and $2,278	397,963	397,722
Private placement notes - unsecured	150,000	225,000
Fannie Mae term loans - secured, non-recourse	75,925	76,241
Unamortized loan costs	(6,586)	(8,912)
	$1,136,302	$1,135,051

Aggregate principal maturities of debt as of September 30, 2024 were as follows ($ in thousands):

Remainder of 2024	$425
2025	325,500
2026	319,000
2027	100,000
2028	—
2029	—
Thereafter	400,000
1,144,925
Less: discount	(2,037)
Less: unamortized loan costs	(6,586)
$1,136,302

Unsecured revolving credit facility and bank term loan

We have a $700.0 million unsecured revolving credit facility (the “2022 Credit Facility”), which as amended and restated on October 24, 2024 to extend the maturity date from March 2026 to October 2028, which may be further extended by us pursuant to (i) one or both of the two six-month extension extension options or (ii) one twelve-month extension option. Borrowings under the 2022 Credit Facility bear interest, at our election, at one of the following (i) Term Secured Overnight Financing Rate (“SOFR”) (plus a credit spread adjustment) plus a margin ranging from 0.725% to 1.40%, (ii) Daily SOFR (plus a credit spread adjustment)

plus a margin ranging from 0.725% to 1.40% or (iii) the base rate plus a margin ranging from 0.00% to 0.40%. In each election, the actual margin is determined according to our credit ratings. The base rate means, for any day, a fluctuating rate per annum equal to the highest of (x) the agent’s prime rate, (y) the federal funds rate on such day plus 0.50% or (z) the adjusted Term SOFR for a one-month tenor in effect on such day plus 1.0%. In addition, the 2022 Credit Facility requires a facility fee equal to 0.125% to 0.30%, based on our credit rating on the $700.0 million committed capacity, without regard to usage.

At September 30, 2024, we had $381.0 million available to draw on the 2022 Credit Facility, subject to usual and customary covenants. Among other stipulations, the credit agreement for the 2022 Credit Facility requires that we maintain certain financial ratios within limits set by our creditors. At September 30, 2024, we were in compliance with these ratios.

We have a $200.0 million term loan (the “2025 Term Loan”) that matures June 2025 and bears interest at a variable rate which is SOFR-based with a margin determined according to our credit ratings plus a 0.10% credit spread adjustment.

Concurrently with the amendment and restatement of our unsecured revolving credit agreement, we amended the terms of the term loan agreement for the 2025 Term Loans to, among other things, modify the representations, covenants, financial covenants, and events of default to align with the same provisions in amended and restated unsecured revolving credit agreement.

Pinnacle Bank is a participating member of our banking group. A member of NHI’s Board of Directors and chairperson of the Audit Committee of the Board of Directors is also the chairman of Pinnacle Financial Partners, Inc., the holding company for Pinnacle Bank. NHI’s local banking transactions are conducted primarily through Pinnacle Bank.

2031 Senior Notes

In January 2021, we issued $400.0 million in aggregate principal amount of 3.00% senior notes that mature on February 1, 2031 and pay interest semi-annually (the “2031 Senior Notes”). The 2031 Senior Notes were sold at an issue price of 99.196% of face value before the underwriters’ discount. Our net proceeds from the 2031 Senior Notes offering, after deducting underwriting discounts and expenses, were approximately $392.3 million. The 2031 Senior Notes are subject to affirmative and negative covenants, including financial covenants with which we were in compliance at September 30, 2024.

Private Placement Notes

In September 2024, we repaid the $75.0 million of the private placement notes due September 2024 primarily with proceeds from the 2022 Credit Facility.

Our unsecured private placement notes outstanding as of September 30, 2024, payable interest only, are summarized below ($ in thousands):

Amount	Inception	Maturity	Fixed Rate
$50,000	November 2015	November 2025	4.33%
100,000	January 2015	January 2027	4.51%
$150,000

Covenants pertaining to the unsecured private placement notes are generally conformed with those governing our 2022 Credit Facility, except for specific debt-coverage ratios that are more restrictive. Our unsecured private placement notes include a rate increase provision that is effective if any rating agency lowers our credit rating on our senior unsecured debt below investment grade and our compliance leverage increases to 50% or more.

Fannie Mae Term Loans

As of September 30, 2024, we had $60.1 million in Fannie Mae term-debt mortgage financing that originated in March 2015, requiring interest-only payments at an annual rate of 3.79% with a 10-year maturity. The mortgages are non-recourse and secured by 11 properties leased to Bickford. In a December 2017 acquisition, we assumed additional Fannie Mae debt that amortizes through 2025 when a balloon payment will be due, bears interest at a rate of 4.60%, and has a remaining balance of $15.8 million at September 30, 2024. Collectively, the Fannie Mae debt is secured by properties having a net book value of $98.8 million at September 30, 2024.

Interest Expense

The following table summarizes interest expense ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest expense on debt at contractual rates	$14,131	$14,387	$42,247	$41,439
Capitalized interest	(65)	(21)	(152)	(61)
Amortization of debt issuance costs, debt discount and other	873	720	2,568	1,930
Total interest expense	$14,939	$15,086	$44,663	$43,308

Note 9. Commitments, Contingencies and Uncertainties

In the normal course of business, we enter into a variety of commitments, typically consisting of funding revolving credit arrangements, construction and mezzanine loans to our operators to conduct expansions and acquisitions for their own account, and commitments for the funding of construction for expansion or renovation to our existing properties under lease. In our leasing operations, we offer to our tenants and to sellers of newly acquired properties a variety of inducements that originate contractually as contingencies but which may become commitments upon the satisfaction of the contingent event. Contingent payments earned are included in the respective lease bases when funded.

As of September 30, 2024, we had working capital, mortgage, construction, revolving credit and mezzanine loan commitments to seven operators or borrowers for an aggregate of $138.2 million, of which we had funded $63.4 million toward these commitments. Loan funded amounts do not reflect the effects of discounts or commitment fees.

As of September 30, 2024, we had $33.5 million of development commitments for renovation of six properties, of which we had funded $18.4 million toward these commitments. One of our consolidated real estate partnerships, NHI-REIT of DSL PropCo, LLC, has committed to fund up to $2.0 million toward the purchase of condominium units located at one of the facilities, of which $1.0 million had been funded as of September 30, 2024.

As of September 30, 2024, we had an aggregate of $6.9 million in remaining contingent lease inducement commitments in three lease agreements which are generally based on the performance of facility operations and may or may not be met by the tenant.

The credit loss liability for unfunded loan commitments is estimated using the same methodology as used for our funded mortgage and other notes receivable based on the estimated amount that we expect to fund. We applied the same market adjustments as discussed in Note 4.

The liability for expected credit losses on our unfunded loan commitments reflected in “Accounts payable and accrued expenses” on the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 is presented in the following table for the nine months ended September 30, 2024 ($ in thousands):

Balance at January 1, 2024	$279
Provision for expected credit losses	(39)
Balance at September 30, 2024	$240

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

Note 10. Redeemable Noncontrolling Interest

The interest held by Merrill in its SHOP venture was classified as a “Redeemable noncontrolling interest” in the mezzanine section between “Total liabilities” and “Stockholders’ equity” on our Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023. Certain provisions within the operating agreement of the Merrill venture provide Merrill with put rights upon certain contingent events that are not solely within the control of the Company. Therefore, Merrill’s noncontrolling interest was determined to be contingently redeemable. The redeemable noncontrolling interest is not currently redeemable and we concluded a contingent redemption event is not probable to occur as of September 30, 2024. Consequently, the noncontrolling interest will not be subsequently remeasured to its redemption amount until such contingent event and the related redemption are probable to occur. We will continue to reflect the attribution of gains or losses to the redeemable noncontrolling interest in each period.

The following table presents the change in “Redeemable noncontrolling interest” for the nine months ended September 30, 2024 ($ in thousands):

Nine Months Ended
September 30, 2024
Balance at January 1,	$9,656
Net loss	(722)
Distributions	(9)
Balance at September 30,	$8,925

Note 11. Equity and Dividends

Share Repurchase Plan

On February 16, 2024, our Board of Directors renewed our stock repurchase program (the “Repurchase Plan”) pursuant to which we may repurchase up to $160.0 million in shares of our issued and outstanding common stock, par value $0.01 per share. The Repurchase Plan is effective for a period of one year and does not require us to repurchase any specific number of shares. The Repurchase Plan may be suspended or discontinued at any time. Shares may be repurchased from time-to-time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with the terms of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and repurchases shall be made in accordance with all applicable laws and regulations in effect. The timing and number of shares repurchased, if any, will depend on a variety of factors, including price, general market and economic conditions, alternative investment opportunities and other corporate considerations. No common stock was repurchased under the Repurchase Plan during the nine months ended September 30, 2024.

Forward Sale Agreements

In August 2024, we entered into forward equity sale agreements with financial institutions to sell up to an aggregate of 2.76 million shares of common stock, at an initial forward sale price of $68.40 per share, pursuant to which the financial institutions borrowed and sold these shares of common stock in a public offering. We did not receive any proceeds from the sale of common shares by the forward purchasers at the time of the offering.

As of September 30, 2024, all 2.76 million shares of common stock were available for settlement for proceeds of approximately $187.3 million at a forward price of $67.88. In the fourth quarter of 2024, we partially settled the forward equity sale agreements by issuing 1.8 million shares of common stock for net proceeds of $122.4 million.

ATM Equity Program

We maintain an ATM equity program which allows us to sell our common stock directly into the market and have entered into an ATM equity offering sales agreement pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $500.0 million of the Company’s common stock. The ATM equity program has a forward sale provision which allows us to sell shares of common stock to forward purchasers at a predetermined price at a future date. No shares were sold under the ATM equity program during the nine months ended September 30, 2024.

Dividends

The following table summarizes dividends declared by the Board of Directors or paid during the nine months ended September 30, 2024 and 2023:

Nine Months Ended September 30, 2024
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
November 3, 2023	December 29, 2023	January 26, 2024	$0.90
February 16, 2024	March 28, 2024	May 3, 2024	$0.90
May 3, 2024	June 28, 2024	August 2, 2024	$0.90
August 2, 2024	September 27, 2024	November 1, 2024	$0.90

Nine Months Ended September 30, 2023
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
November 6, 2022	December 30, 2022	January 27, 2023	$0.90
February 17, 2023	March 31, 2023	May 5, 2023	$0.90
May 5, 2023	June 30, 2023	August 4, 2023	$0.90
August 4, 2023	September 29, 2023	November 3, 2023	$0.90

On November 1, 2024, the Board of Directors declared a $0.90 per share dividend payable on January 29, 2025 to common stockholders of record as of December 31, 2024.

Note 12. Share-Based Compensation

The Company’s outstanding stock incentive awards have been granted under two incentive plans – the 2012 Stock Incentive Plan and the 2019 Stock Incentive Plan, as amended and restated (the “2019 Plan”). During the nine months ended September 30, 2024, we granted options to purchase 431,000 shares of common stock under the 2019 Plan.

In February 2024, 15,000 shares of restricted stock were issued to executive officers with a grant date fair value of $57.76 per share based on the market value of our common stock on the date of grant. The restricted stock vests over five years, with 20% vesting on each anniversary of the date of grant. The restricted stock awards contain non-forfeitable rights to dividends or dividend equivalents during the vesting periods. During the second quarter of 2024, 3,970 net shares of restricted stock vested. As of September 30, 2024, there were 31,800 non-vested shares of restricted stock outstanding.

The weighted average fair value of options granted during the nine months ended September 30, 2024 and 2023 was $7.36 and $10.56 per option, respectively. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2024	2023
Dividend yield	6.4%	6.9%
Expected volatility	26.1%	39.0%
Expected lives	2.9 years	2.9 years
Risk-free interest rate	4.49%	4.56%

The following table summarizes our outstanding stock options:

			Weighted Average
	Number	Weighted Average	Remaining
	of Shares	Exercise Price	Contractual Life (Years)
Options outstanding, January 1, 2023	2,216,175	$70.97
Options granted	385,500	$54.73
Options exercised	(5,166)	$53.41
Options forfeited	(61,168)	$66.44
Options expired	(88,170)	$64.33
Options outstanding, September 30, 2023	2,447,171	$68.80

Exercisable at September 30, 2023	2,078,827	$71.40

Options outstanding, January 1, 2024	2,447,171	$68.80
Options granted	431,000	$57.76
Options exercised	(1,065,119)	$58.24
Options expired	(301,837)	$79.96
Options outstanding, September 30, 2024	1,511,215	$70.87	2.02

Exercisable at September 30, 2024	1,170,521	$74.94	1.42

At September 30, 2024, the intrinsic value of stock options outstanding and exercisable was $23.4 million and $14.1 million, respectively.

The following is a summary of share-based compensation expense, net of any forfeitures, included in “General and administrative expenses” in the Condensed Consolidated Statements of Income ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Share-based compensation components:
Restricted stock expense	$166	$119	$510	$191
Stock option expense	504	747	3,002	3,549
Total share-based compensation expense	$670	$866	$3,512	$3,740

As of September 30, 2024, unrecognized compensation expense totaling $2.3 million associated with stock-based awards was expected to be recognized over the following periods: remainder of 2024 - $0.7 million, 2025 - $1.1 million, 2026 - $0.3 million, 2027 - $0.1 million, and thereafter - $0.1 million.

Note 13. Earnings Per Common Share

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per common share ($ in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$28,242	$29,033	$93,852	$102,662
Add: net loss attributable to noncontrolling interests	298	313	891	946
Net income attributable to stockholders	28,540	29,346	94,743	103,608
Less: net income attributable to unvested restricted stock awards	(29)	(19)	(90)	(38)
Net income attributable to common stockholders - basic and diluted	$28,511	$29,327	$94,653	$103,570

BASIC:
Weighted average common shares outstanding	43,476,067	43,388,841	43,420,663	43,388,779

DILUTED:
Weighted average common shares outstanding	43,476,067	43,388,841	43,420,663	43,388,779
Stock options	346,997	—	183,093	896
Forward equity sales agreements	164,008	—	54,669	—
Weighted average dilutive common shares outstanding	43,987,072	43,388,841	43,658,425	43,389,675

Earnings per common share - basic	$0.66	$0.68	$2.18	$2.39
Earnings per common share - diluted	$0.65	$0.68	$2.17	$2.39

Incremental anti-dilutive shares excluded:
Net share effect of stock options with an exercise price in excess of the average market price for our common shares	86,542	816,353	280,157	781,727

Regular dividends declared per common share	$0.90	$0.90	$2.70	$2.70

Note 14. Fair Value of Financial Instruments

Carrying amounts and fair values of financial instruments that are not carried at fair value at September 30, 2024 and December 31, 2023 in the Condensed Consolidated Balance Sheets are as follows ($ in thousands):

	Carrying Amount		Fair Value Measurement
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Level 2
Variable rate debt	$515,494	$439,693	$519,000	$445,000
Fixed rate debt	$620,808	$695,358	$562,234	$616,852

Level 3
Mortgage and other notes receivable, net	$232,550	$245,271	$228,300	$237,646

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

Note 15. Segment Reporting

We evaluate our business and make resource allocations on our two operating segments: Real Estate Investments and SHOP. Our Real Estate Investments segment includes leases, mortgages and other note investments in ILFs, ALFs, EFCs, SLCs, SNFs and HOSPs. Under the Real Estate Investments segment, we invest in senior housing and healthcare real estate through acquisition and financing of primarily single-tenant properties. Properties acquired are leased primarily under triple-net leases, and we are not involved in the management of the properties. The SHOP segment includes multi-tenant ILFs. The SHOP properties and related operations are controlled by the Company and are operated by property managers in exchange for a management fee. See Note 5 for further discussion.

Our CODM evaluates performance based upon segment net operating income (“NOI”). We define NOI as total revenues, less tenant reimbursements and property operating expenses. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties. There were no intersegment transactions for either the three or nine months ended September 30, 2024 and 2023. Capital expenditures for the nine months ended September 30, 2024 were approximately $39.6 million for the Real Estate Investments segment and $7.5 million for the SHOP segment. Capital expenditures for the nine months ended September 30, 2023 were approximately $56.5 million for the Real Estate Investments segment and $6.3 million for the SHOP segment.

Non-segment revenue consists mainly of other income. Non-segment assets consist of corporate assets including cash, deferred loan expenses and corporate offices and equipment, among others. Non-property specific revenues and expenses are not allocated to individual segments in determining NOI.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2.

Summary information for the reportable segments during the three and nine months ended September 30, 2024 and 2023 is as follows ($ in thousands):

For the three months ended September 30, 2024:	Real Estate Investments	SHOP	Non-segment/Corporate	Total
Rental income	$63,318	$—	$—	$63,318
Resident fees and services	—	13,771	—	13,771
Interest income and other	5,743	—	112	5,855
Total revenues	69,061	13,771	112	82,944
Senior housing operating expenses	—	10,744	—	10,744
Taxes and insurance on leased properties	2,786	—	—	2,786
NOI	66,275	3,027	112	69,414
Depreciation	15,168	2,591	9	17,768
Interest	768	—	14,171	14,939
Legal	—	—	240	240
Franchise, excise and other taxes	—	—	83	83
General and administrative	—	—	4,810	4,810
Loan and realty losses	3,434	—	—	3,434
Gains on sales of real estate, net	(102)	—	—	(102)
Net income (loss)	$47,007	$436	$(19,201)	$28,242

Total assets	$2,180,153	$266,789	$13,148	$2,460,090

For the three months ended September 30, 2023:	Real Estate Investments	SHOP	Non-segment/Corporate	Total
Rental income	$62,255	$—	$—	$62,255
Resident fees and services	—	12,367	—	12,367
Interest income and other	5,337	—	147	5,484
Total revenues	67,592	12,367	147	80,106
Senior housing operating expenses	—	10,045	—	10,045
Taxes and insurance on leased properties	2,908	—	—	2,908
NOI	64,684	2,322	147	67,153
Depreciation	15,211	2,292	12	17,515
Interest	773	—	14,313	15,086
Legal	—	—	67	67
Franchise, excise and other taxes	—	—	2	2
General and administrative	—	—	4,430	4,430
Loan and realty losses	1,959	—	—	1,959
Gains on sales of real estate, net	(737)	—	—	(737)
Other non-operating income	(202)	—	—	(202)
Net income (loss)	$47,680	$30	$(18,677)	$29,033

Total assets	$2,218,699	$277,014	$3,377	$2,499,090

For the nine months ended September 30, 2024:	Real Estate Investments	SHOP	Non-segment/Corporate	Total
Rental income	$191,265	$—	$—	$191,265
Resident fees and services	—	40,416	—	40,416
Interest income and other	17,428	—	317	17,745
Total revenues	208,693	40,416	317	249,426
Senior housing operating expenses	—	31,494	—	31,494
Taxes and insurance on leased properties	8,321	—	—	8,321
NOI	200,372	8,922	317	209,611
Depreciation	45,218	7,517	28	52,763
Interest	2,292	—	42,371	44,663
Legal	—	—	641	641
Franchise, excise and other taxes	—	—	(56)	(56)
General and administrative	—	—	15,318	15,318
Loan and realty losses	4,550	—	—	4,550
Gains on sales of real estate, net	(1,718)	—	—	(1,718)
Gains from equity method investment	(402)	—	—	(402)
Net income (loss)	$150,432	$1,405	$(57,985)	$93,852

For the nine months ended September 30, 2023:	Real Estate Investments	SHOP	Non-segment/Corporate	Total
Rental income	$188,505	$—	$—	$188,505
Resident fees and services	—	35,860	—	35,860
Interest income and other	15,727	—	278	16,005
Total revenues	204,232	35,860	278	240,370
Senior housing operating expenses	—	29,525	—	29,525
Taxes and insurance on leased properties	8,738	—	—	8,738
NOI	195,494	6,335	278	202,107
Depreciation	46,064	6,757	41	52,862
Interest	2,298	—	41,010	43,308
Legal	—	—	364	364
Franchise, excise and other taxes	—	—	443	443
General and administrative	—	—	14,390	14,390
Loan and realty losses	1,727	—	—	1,727
Gains on sales of real estate, net	(13,500)	—	—	(13,500)
Gain on operations transfer, net	(20)	—	—	(20)
Other non-operating income	(202)	—	—	(202)
Loss on early retirement of debt	—	—	73	73
Net income (loss)	$159,127	$(422)	$(56,043)	$102,662

Note 16. Variable Interest Entities

Consolidated Variable Interest Entities

SHOP - The assets of the SHOP ventures primarily consist of real estate properties, cash and cash equivalents, and resident fees and services (accounts receivable). The obligations of the ventures primarily consist of operating expenses of the ILFs (accounts payable and accrued expenses) and capital expenditures for the properties. Aggregate assets of the consolidated SHOP ventures that can be used only to settle obligations of each respective SHOP venture primarily include approximately $260.7 million and $260.7 million of real estate properties, net, $3.9 million and $7.7 million of cash and cash equivalents, and $2.2 million and $1.7 million of other assets, net, as of September 30, 2024 and December 31, 2023, respectively. Liabilities of the consolidated SHOP ventures for which creditors do not have recourse to the general credit of the Company are $4.6 million and $4.7 million as of September 30, 2024 and December 31, 2023, respectively. Reference Notes 5 and 10 for further discussion of these ventures.

Real Estate Partnerships - The aggregate assets of the two consolidated real estate partnerships that can be used only to settle obligations of each respective partnership as of September 30, 2024 and December 31, 2023 include approximately $246.4 million and $252.5 million of real estate properties, net, $9.9 million and $9.7 million in straight-line rent receivable, $3.0 million and $3.2 million of cash and cash equivalents and $5.9 million and $7.8 million of other assets, net, respectively. Liabilities of these partnerships for which creditors do not have recourse to the general credit of the Company are not material.

Unconsolidated Variable Interest Entities

The Company’s unconsolidated VIEs are summarized below by date of initial involvement. For further discussion of the nature of the relationships, including the sources of exposure to these VIEs, see the notes to our condensed consolidated financial statements cross-referenced below ($ in thousands).

Date	Name	Source of Exposure	Carrying Amount	Maximum Exposure to Loss	Note Reference
2014	Senior Living	Notes and straight-line rent receivable	$82,886	$92,636	Notes 3, 4
2016	Senior Living Management	Notes	$24,500	$24,500	Notes 3, 4
2018	Bickford	Notes	$16,757	$29,111	Notes 3, 4

2019	Encore	Various[1]	$35,008	$35,076	—
2020	Timber Ridge OpCo	Various[2]	$(658)	$4,342	Notes 6, 7
2020	Watermark Retirement	Notes and straight-line rent receivable	$10,190	$11,964	—
2021	Montecito Medical Real Estate	Notes and funding commitment	$18,053	$50,064	Note 4
2021	Vizion Health	Notes and straight-line rent receivable	$15,636	$15,636	—
2021	Navion Senior Solutions	Various[3]	$7,839	$9,989	—
2023	Kindcare Senior Living	Notes[4]	$775	$775	—

1 Note, straight-line rent receivable, and lease receivables
2 Loan commitment, equity method investment, straight-line rent receivable and unamortized lease incentive
3 Straight-line rent receivable, and unamortized lease incentive
4 Represents two mezzanine loans originated from the sales of real estate

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

*Settlement provisions contained in the August 2024 forward sale agreements or any other forward sale agreement we may enter into could result in substantial dilution to our earnings per share or result in substantial cash payment obligations;

*In case of our bankruptcy or insolvency, any forward sale agreement that is in effect will automatically terminate, and we would not receive the expected proceeds from such forward sale of shares of our common stock;

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

*The uncertainty regarding the U.S. federal income tax treatment of the cash that we might receive from cash settlement of the sale of shares under any forward sale agreements could jeopardize our ability to meet the REIT qualification requirements;

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

Executive Overview

National Health Investors, Inc., established in 1991 as a Maryland corporation, is a self-managed REIT specializing in sale- leaseback, joint venture, and mortgage and mezzanine financing of need-driven and discretionary senior housing and medical facility investments. We operate through two reportable business segments: Real Estate Investments and SHOP. Our Real Estate Investments segment consists of real estate investments and leases, and mortgage and other notes receivable in independent living facilities (“ILFs”), assisted living facilities (“ALFs”), entrance-fee communities (“EFCs”), senior living campuses (“SLCs”), skilled nursing facilities (“SNFs”) and hospitals (“HOSPs”). We fund our real estate investments primarily through: (1) operating cash flow, (2) debt, including note offerings, bank lines of credit and term debt, both unsecured and secured, and (3) the sale of equity securities. Our SHOP segment is comprised of the operations of 15 ILFs that provide residential living and other services for residents located throughout the United States that are operated on behalf of the Company by independent managers pursuant to the terms of separate management agreements. The third-party managers, or related parties of the managers, own equity interests in the respective ventures.

Real Estate Investments Portfolio

As of September 30, 2024, we had investments in real estate and mortgage and other notes receivable involving 178 facilities located in 31 states. These real estate investments consisted of 106 senior housing properties, 70 SNFs and two HOSPs, excluding two properties classified as assets held for sale. Our Real Estate Investments portfolio as of September 30, 2024 was comprised of properties with an original aggregate cost of approximately $2.5 billion, rented under primarily triple-net leases to 25 tenants, and $252.0 million aggregate carrying value of mortgages and other notes receivable, excluding an allowance for expected credit losses of $19.4 million, due from 16 borrowers.

We classify all of the properties in our Real Estate Investments portfolio as either senior housing or medical properties. Because our leases represent different underlying revenue sources and result in differing risk profiles, we further classify our senior housing communities as either need-driven (ALFs and SLCs) or discretionary (ILFs and EFCs).

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

Medical Facilities within our portfolio receive payment primarily from Medicare, Medicaid and health insurance. These properties include SNFs and HOSPs that attract patients who have a need for acute or complex medical attention, preventative medicine, or rehabilitation services. Medical properties are subject to state and federal regulatory oversight and, in the case of hospitals, Joint Commission accreditation.

Senior Housing Operating Portfolio Structure

Our SHOP segment is comprised of two ventures that own the underlying independent living operations of 15 ILFs. These ventures, in which NHI owns a majority interest, are structured to comply with REIT requirements that utilize the TRS for activities that would otherwise be non-qualifying for REIT purposes. These properties are operated by third-party property managers that manage our communities in exchange for the receipt of a management fee, and as such, we are not directly exposed to the credit risk of the property managers in the same manner or to the same extent as we are to our triple-net lease tenants. However, we rely on the property managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our communities efficiently and effectively. We also rely on the property managers to set appropriate resident fees and otherwise operate our communities in compliance with the terms of our management agreements and all applicable laws and regulations. As of September 30, 2024, our SHOP segment consisted of 15 ILFs located in eight states, with a combined 1,732 units.

The following tables summarize our portfolio, excluding $2.6 million for our corporate office, $5.7 million in assets held for sale and a credit loss reserve of $19.4 million, as of and for the nine months ended September 30, 2024 ($ in thousands):

Real Estate Investments and SHOP
	Properties	Beds/Units	NOI[1]	% Total	Gross Investment
Real Estate Properties
Senior Housing - Need-Driven
Assisted Living	69	3,900	$47,930	22.9%	$789,721
Senior Living Campus	8	995	10,619	5.1%	214,693
Total Senior Housing - Need-Driven	77	4,895	58,549	28.0%	1,004,414
Senior Housing - Discretionary
Independent Living	7	902	5,625	2.7%	108,561
Entrance-Fee Communities	11	2,937	46,773	22.3%	749,682
Total Senior Housing - Discretionary	18	3,839	52,398	25.0%	858,243
Total Senior Housing	95	8,734	110,947	53.0%	1,862,657
Medical Facilities
Skilled Nursing Facilities	65	8,524	61,129	29.2%	557,996
Hospitals	1	64	3,151	1.5%	42,298
Total Medical Facilities	66	8,588	64,280	30.7%	600,294
Disposals and Held for Sale			7,718	3.7%
Total Real Estate Properties	161	17,322	182,945	87.4%	2,462,951

Mortgage and Other Notes Receivable
Senior Housing - Need-Driven	10	671	4,844	2.3%	87,268
Senior Housing - Discretionary	1	251	1,805	0.9%	32,646
Skilled Nursing Facilities	5	611	2,409	1.2%	42,443
Hospitals	1	36	25	—%	816
Other Notes Receivable	—	—	7,303	3.4%	88,788
Current Year Note Payoffs			1,041	0.5%
Total Mortgage and Other Notes Receivable	17	1,569	17,427	8.3%	251,961

SHOP
Independent Living	15	1,732	8,922	4.3%	354,906

Total	193	20,623	$209,294	100.0%	$3,069,818

[1] Excludes Non-segment/Corporate NOI

Portfolio Summary	Properties	NOI	% Portfolio	Gross Investment
Real Estate Properties	161	$182,945	87.4%	$2,462,951
Mortgage and Other Notes Receivable	17	17,427	8.3%	251,961
SHOP	15	8,922	4.3%	354,906
Total Portfolio	193	$209,294	100.0%	$3,069,818

Portfolio by Operator Type
Public	60	$51,670	24.7%	$480,022
National Chain (Privately Owned)	3	8,484	4.0%	172,385
Regional	110	129,831	62.0%	2,028,750
Small	5	1,628	0.8%	33,755
Disposals and Held for Sale		7,718	3.7%
Current Year Note Payoffs		1,041	0.5%
Total Real Estate Investments Portfolio	178	200,372	95.7%	2,714,912
SHOP	15	8,922	4.3%	354,906
Total Portfolio	193	$209,294	100.0%	$3,069,818

The following table summarizes the geographic concentration of net operating income (“NOI”) of our portfolio, excluding Non-segment/Corporate NOI, for the nine months ended September 30, 2024 and 2023 ($ in thousands).

	Nine Months Ended September 30,
Location	2024	2023
South Carolina	$26,415	$24,972
Texas	23,732	23,572
Florida	19,929	20,588
Tennessee	14,518	13,339
Illinois	11,910	9,794
All others	112,790	109,564
NOI	$209,294	$201,829

For the nine months ended September 30, 2024, operators of facilities in our Real Estate Investments portfolio that provided 3% or more individually, and 61% collectively, of our total revenues were (parent company, in alphabetical order): Bickford Senior Living (“Bickford”); Chancellor Health Care; Discovery Senior Living (“Discovery”); Encore Senior Living (“Encore”); Health Services Management; Life Care Services; NHC; Senior Living Communities (“Senior Living”); and The Ensign Group.

As of September 30, 2024, our average effective annualized NOI for the Real Estate Investments segment was $9,621 per bed for SNFs, $14,264 per unit for SLCs, $16,673 per unit for ALFs, $8,281 per unit for ILFs, $21,608 per unit for EFCs and $69,135 per bed for the HOSPs. As of September 30, 2024, our average effective annualized NOI per unit for the SHOP reportable segment was $6,992.

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

Investment Activity

The Sanders Trust, LLC

In August 2024, we entered into an agreement to fund up to $27.7 million on a construction loan with TST Lake City IRF, LLC for the development of an in-patient rehabilitation facility to be located in Lake City, Florida. The four-year loan agreement provides for an annual interest rate of 9.0% and two one-year extensions.

Encore

In June 2024, we acquired a 110-unit ALF located in Sussex, Wisconsin, from Encore. The acquisition price was $32.1 million, including $0.1 million in closing costs, and the cancellation of an outstanding construction note receivable held by us of $22.2 million including interest. We added the facility to an existing master lease with Encore for a term of 15 years at an initial lease rate of 8.25% and annual escalators of 2.21%. Of the total purchase price $1.3 million was allocated to land and $30.8 million was allocated to buildings and improvements.

Compass Senior Living, LLC

In June 2024, we funded $9.5 million on a mortgage note receivable secured by two facilities with Compass Senior Living, LLC. The five-year loan agreement provides for an annual interest rate of 8.5% with an option for the Company to purchase one or both facilities after July 2026.

Assets Held for Sale and Impairments of Long-Lived Assets

Two properties in our Real Estate Investments portfolio, with a net real estate balance of $5.7 million, were classified as assets held for sale on our Condensed Consolidated Balance Sheet as of September 30, 2024. Rental income associated with assets held for sale totaled $0.2 million and $1.1 million for the three and nine months ended September 30, 2024, respectively, and $0.6 million and $1.5 million for the three and nine months ended September 30, 2023, respectively.

During the nine months ended September 30, 2024, we recorded impairment charges of approximately $0.7 million on one property reclassified to assets held for sale in the second quarter of 2024 in our Real Estate Investments segment. During the three months ended September 30, 2023, we recorded impairment charges of approximately $1.2 million on one property in our Real Estate Investments segment. During the nine months ended September 30, 2023, we recorded impairment charges of approximately $1.6 million on four properties in our Real Estate Investments segment. The impairment charges were determined in connection with the preparation of the financial statements for the applicable quarterly period and are included in “Loan and realty losses” in the Condensed Consolidated Statements of Income.

We lease a SLC that is subject to an outstanding purchase and sale agreement for the tenant to acquire the property for approximately $38.5 million. The purchase and sale agreement, as amended, expires in June 2025. The property continues to be classified as held and used and is leased pursuant to the existing triple-net lease that generates approximately $2.8 million in annual rent and expires in July 2027. The property will be reclassified to assets held for sale when the sale becomes probable, including when the tenant demonstrates its ability to obtain sufficient financing to close on the sale of the property within the terms of the purchase and sale agreement. The property had a net investment of $19.3 million as of September 30, 2024.

Fourth Quarter 2024 Asset Acquisitions

In October 2024, we acquired a portfolio of ten assisted living and memory care communities located in North Carolina for a total purchase price of $121.0 million, excluding $0.3 million in closing costs. The 15-year master lease, which includes two five-year extension options, has an initial lease rate of 8.25% with fixed annual escalators of 2%. The master lease includes a $10.0 million earnout incentive which will be added to the respective lease base if funded.

Other

Our leases for real estate properties are typically structured as “triple-net leases” on single-tenant properties having an initial leasehold term of 10 to 15 years with one or more five-year renewal options. As such, there may be reporting periods in which we experience few, if any, lease renewals or expirations. During the three and nine months ended September 30, 2024, we did not have any significant renewing or expiring leases. Most of our existing leases contain annual escalators in rent payments. For financial statement purposes, rental income is generally recognized on a straight-line basis over the term of the lease.

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

In November 2024, we transitioned a leased ALF located in Alabama to a new operator and wrote off to “Rental income” the straight-line rent receivable of approximately $0.8 million associated with the terminated lease.

Certain of our leases contain purchase options allowing tenants to acquire the leased properties at a fixed base price plus a specified share in any appreciation, fixed base price, or a fixed minimum internal rate of return on our investment. At September 30, 2024, tenants had purchase options on four properties with an aggregate net investment of $77.8 million that will become exercisable between 2027 and 2031. Rental income from these properties with tenant purchase options was $2.5 million and $6.3 million for three and nine months ended September 30, 2024, respectively. Rental income from these properties with tenant purchase options was $1.8 million and $5.4 million for three and nine months ended September 30, 2023, respectively.

We cannot reasonably estimate at this time the probability that any purchase options will be exercised in the future. Consideration to be received from the exercise of any tenant purchase option is expected to exceed our net investment in the leased property or properties.

Tenant Concentration

The following table contains information regarding concentration in our Real Estate Investments portfolio of tenants or affiliates of tenants that exceed 10% of total revenues as of and for the nine months ended September 30, 2024 and 2023, excluding $2.6 million for our corporate office, a credit loss reserve of $19.4 million and $354.9 million in real estate assets for the SHOP segment ($ in thousands):

	As of September 30, 2024			Revenues[1]
	Asset Class	Gross Real Estate[2]	Notes Receivable	Nine Months Ended September 30,
				2024		2023

Senior Living	EFC	$576,829	$42,896	$39,980	16%	$38,466	16%
Bickford	ALF	431,085	16,647	31,233	13%	29,280	12%
NHC	SNF	133,770	—	30,426	12%	28,159	12%
All others, net	Various	1,336,671	192,418	99,050	40%	99,867	41%
Escrow funds received from tenants
for property operating expenses	Various	—	—	8,321	3%	8,738	4%
		$2,478,355	$251,961	209,010		204,510
Resident fees and services[3]				40,416	16%	35,860	15%
				$249,426		$240,370

1 Includes interest income on notes receivable and rental income from properties classified as assets held for sale.
2 Amounts include any properties classified as held for sale.
3 There is no tenant concentration in “Resident fees and services” because these agreements are with individual residents.

Straight-line rent revenue of $(0.4) million and $(0.9) million and interest income of $2.7 million and $2.8 million were recognized from the Senior Living investments for the nine months ended September 30, 2024 and 2023, respectively. Straight-line rent revenue of $0.2 million and $(0.9) million was recognized from NHC for the nine months ended September 30, 2024 and 2023, respectively. Interest income of $2.1 million and $2.2 million was recognized from the Bickford notes receivable for the nine months ended September 30, 2024 and 2023, respectively. Reference Note 3 to the condensed consolidated financial statements included in this report.

Senior Living

As of September 30, 2024, we leased ten retirement communities to Senior Living. In the second quarter of 2024, two of the leases were amended to extend the maturity dates by two years and to provide up to $10.0 million of capital improvements on various properties.

Bickford

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

Cash Basis Operators

We have three tenants on the cash basis of accounting for revenue recognition for their leasing arrangements based on our assessment of each tenant’s ability to satisfy its contractual obligations. Cash rents received from these tenants for the three and nine months ended September 30, 2024 and 2023 were as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Bickford[1]	$9,850	$8,607	$29,161	$24,534
All others[2]	1,855	3,446	9,398	9,963
Total rental income from cash basis operators	$11,705	$12,053	$38,559	$34,497

1Excludes $2.5 million of rental income related to the reduction of pandemic-related rent deferrals recognized in connection with the acquisition of an ALF from Bickford in the first quarter of 2023.
2In the second quarter of 2024, we received a $2.5 million lump sum payment from an operator for partial repayment of pandemic-related rent deferrals.

Senior Living Management

Senior Living Management (“SLM”) has been on the cash basis of accounting for its four leased properties since the fourth quarter of 2022. In late September 2024, SLM notified us that ongoing liquidity constraints raised doubts about SLM’s ability to sustain its operations and pay its rent and interest obligations prospectively. Effective October 1, 2024, one property was transitioned to a new operator under a new lease agreement, as previously planned, and the remaining three leased properties were transitioned pursuant to interim management agreements. The net book value of the leased properties was $16.3 million as of September 30, 2024, including $5.0 million associated with one property classified as assets held for sale.

SLM was current on its lease obligations for the six months ended June 30, 2024. Rental income from SLM recognized for the three and nine months ended September 30, 2024 was $0.4 million and $2.5 million, respectively. SLM repaid approximately $0.3 million in prior rent deferrals during the quarter ended June 30, 2024. Rental income from SLM for the property was $1.5 million and $4.3 million for the three and nine months ended September 30, 2023, respectively.

As of September 30, 2024 and December 31, 2023, we had a $10.0 million mortgage note receivable and a $14.5 million mezzanine loan due from affiliates of SLM that are designated as non-performing. Interest income recognized, representing cash received, from the non-performing loans was $0.3 million and $1.1 million for the three and nine months ended September 30,

2024, respectively. The credit loss reserve related to these two non-performing loans with SLM totaled $14.7 million at September 30, 2024. In October 2024, we began foreclosure proceedings against the real estate collateral for the mortgage loan.

Occupancy

The following table summarizes the average portfolio occupancy for Senior Living, Bickford and the SHOP segment for the periods indicated, excluding development properties in operation less than 24 months, notes receivable, and properties transitioned to new tenants or disposed of.

	Properties	2Q23	3Q23	4Q23	1Q24	2Q24	3Q24
Senior Living Same-Store	9	82.2%	81.9%	83.0%	83.4%	83.9%	84.1%
Senior Living	10	81.4%	81.0%	82.4%	82.8%	83.1%	83.0%
Bickford Same-Store[1]	37	81.5%	83.7%	84.7%	85.4%	85.0%	85.8%
Bickford[2]	38	81.8%	84.0%	85.1%	85.8%	85.4%	86.2%
SHOP	15	75.5%	79.0%	83.2%	85.3%	87.0%	88.6%

1All prior periods restated for the sale of an ALF in Indiana that occurred in October 2024.
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

The results of our coverage ratio analysis are presented below on a trailing twelve-month basis as of June 30, 2024 and 2023 (the most recent periods available).

NHI Real Estate Investments Portfolio[1]

By asset type	SHO	SNF	MEDICAL NON-SNF	TOTAL
Properties	92	68	1	161
2Q23 Coverage	1.29x	2.61x	2.73x	1.81x
2Q23 Occupancy	83.8%	79.7%	76.5%	81.7%
2Q24 Coverage	1.52x	3.04x	3.35x	2.12x
2Q24 Occupancy	85.0%	82.4%	79.8%	83.7%

Market served	Need Driven	Need Driven excl. Bickford	Discretionary	Discretionary excl. Senior Living	Medical	Medical excl. NHC
Properties	78	40	14	5	69	34
2Q23 Coverage	1.21x	0.99x	1.38x	1.50x	2.62x	2.12x
2Q23 Occupancy	83.9%	84.4%	83.6%	84.5%	79.7%	72.2%
2Q24 Coverage	1.41x	1.15x	1.64x	1.87x	3.05x	2.20x
2Q24 Occupancy	85.5%	85.9%	84.3%	86.4%	82.4%	75.1%

Major tenants	NHC[2]	Senior Living[3]	Bickford[3]
Properties	35	10	38
2Q23 Coverage	3.29x	1.31x	1.48x
2Q23 Occupancy	86.0%	82.7%	83.2%
2Q24 Coverage	4.12x	1.52x	1.72x
2Q24 Occupancy	88.4%	82.3%	85.1%

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
3There are no longer any significant PPP funds included in any of the coverages above. Senior Living operates nine discretionary CCRC properties and one need-driven assisted living community. Bickford pro forma coverages at the increased rent, effective April 2024, are 1.61x for T12 and 1.33x for Prior T12.

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

Real Estate and Mortgage Write-downs

In addition to inflation risk and increased interest rates, our borrowers and tenants experience periods of significant financial pressures and difficulties similar to those encountered by other healthcare providers. Our Condensed Consolidated Statements of Income for the nine months ended September 30, 2024 reflect impairment charges of our long-lived assets of approximately $0.7 million. We reduced the carrying value of any impaired property to estimated fair value, or with respect to the properties classified as held for sale, to estimated fair value less estimated transaction costs. We have no significant intangible assets currently recorded on our Condensed Consolidated Balance Sheet as of September 30, 2024, that would require assessment for impairment.

We have established a reserve for estimated credit losses of $19.4 million and a liability of $0.2 million for estimated credit losses on unfunded loan commitments as of September 30, 2024. We evaluate the reserves for estimated credit losses on a quarterly basis and make adjustments based on current circumstances as considered necessary.

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

Results of Operations

The significant items affecting revenues and expenses are described below ($ in thousands):

	Three Months Ended
	September 30,		Period Change
	2024	2023	$	%
Revenues:
Rental income
ALFs leased to Bickford	$9,805	$8,607	$1,198	13.9%
ALFs leased to Encore	2,232	1,089	1,143	NM
EFCs leased to Senior Living	12,582	12,209	373	3.1%
ALFs leased to Chancellor Health Care	1,295	1,800	(505)	(28.1)%
ALFs leased to Discovery Senior Living	2,021	2,662	(641)	(24.1)%
ALFs leased to Senior Living Management	286	903	(617)	(68.3)%
Other new and existing leases	30,422	31,017	(595)	(1.9)%
Disposals and assets held for sale	1,451	743	708	95.3%
	60,094	59,030	1,064	1.8%
Straight-line rent adjustments, new and existing leases	1,161	1,040	121	11.6%
Amortization of lease incentives	(723)	(723)	—	—%
Escrow funds received from tenants for taxes and insurance	2,786	2,908	(122)	(4.2)%
Total Rental Income	63,318	62,255	1,063	1.7%
Resident fees and services	13,771	12,367	1,404	11.4%
Interest income and other
Encore	625	1,065	(440)	(41.3)%
Capital Funding Group	1,448	1,037	411	39.6%
Compass Senior Living	211	—	211	NM
Loan payoffs	174	—	174	NM
Other new and existing mortgages and notes	3,285	3,235	50	1.5%
Total Interest Income from Mortgage and Other Notes	5,743	5,337	406	7.6%
Other income	112	147	(35)	(23.8)%
Total Revenues	82,944	80,106	2,838	3.5%
Expenses:
Depreciation
ALFs leased to Bickford	2,726	2,948	(222)	(7.5)%
Current year disposals and assets held for sale	281	—	281	NM
Other new and existing assets	14,761	14,567	194	1.3%
Total Depreciation	17,768	17,515	253	1.4%
Interest	14,939	15,086	(147)	(1.0)%
Senior housing operating expenses	10,744	10,045	699	7.0%
Taxes and insurance on leased properties	2,786	2,908	(122)	(4.2)%
Loan and realty losses	3,434	1,959	1,475	75.3%
Other expenses	5,133	4,499	634	14.1%
Total Expenses	54,804	52,012	2,792	5.4%
Gains on sales of real estate, net	102	737	(635)	(86.2)%
Other non-operating income	—	202	(202)	(100.0)%
Net income	28,242	29,033	(791)	(2.7)%
Add: net loss attributable to noncontrolling interests	298	313	(15)	(4.8)%
Net income attributable to stockholders	28,540	29,346	(806)	(2.7)%
Less: net income attributable to unvested restricted stock awards	(29)	(19)	(10)	52.6%
Net income attributable to common stockholders	$28,511	$29,327	$(816)	(2.8)%

NM - not meaningful

Financial highlights for the three months ended September 30, 2024, compared to the same period of 2023, were as follows:

•Rental income recognized from our tenants increased $1.1 million, or 1.7%, primarily as a result of new investments funded since September 2023 partially offset by a decrease in rent received from cash basis tenants of approximately $0.3 million and as a result of properties disposed of since September 2023. See Note 3 to the condensed consolidated financial statements included in this report.

•Funds received for reimbursement of property operating expenses totaled $2.8 million for the three months ended September 30, 2024, compared to $2.9 million for the three months ended September 30, 2023, and are reflected as a component of rental income. These expenses are recognized in operating expenses in the line item “Taxes and insurance on leased properties” in the Condensed Consolidated Statements of Income. The decrease in the reimbursement income and corresponding property expenses is due to decreased amounts received from tenants and expenses paid on their behalf.

•Resident fees and services less senior housing operating expenses increased $0.7 million, or 30%, primarily due to increased revenues from higher occupancy in our SHOP segment in the current period. See Note 5 to the condensed consolidated financial statements included in this report.

•Interest income from mortgages and other notes increased $0.4 million, or 7.6%, primarily due to new and existing loan fundings, net of paydowns on loans.

•Interest expense decreased $0.1 million, or 1.0%, primarily as the result of decreased interest rates and borrowings on the unsecured revolving credit facility.

•Loan and realty losses increased $1.5 million associated with the increase of the credit loss reserve of $3.4 million during the third quarter of 2024, primarily related to the $14.5 million mezzanine loan due from SLM. During the third quarter of 2023, we recorded an impairment charge for one real estate property of $1.2 million and the credit loss reserve was increased by $0.8 million.

•Gains on sales of real estate, net decreased $0.6 million. There were no property dispositions in the third quarter of 2024. The gains recognized in the third quarter of 2023 were primarily associated with the disposition of one property.

The significant items affecting revenues and expenses are described below ($ in thousands):

	Nine Months Ended
	September 30,		Period Change
	2024	2023	$	%
Revenues:
Rental income
ALFs leased to Encore	4,969	2,522	2,447	97.0%
ALFs leased to Chancellor Health Care	4,961	3,477	1,484	42.7%
ALFs leased to Bickford	$28,983	$26,003	$2,980	11.5%
SNFs leased to NHC	30,263	29,083	1,180	4.1%
EFCs leased to Senior Living	37,733	36,627	1,106	3.0%
ALFs leased to Senior Living Management	1,456	2,458	(1,002)	(40.8)%
Other new and existing leases	65,964	70,038	(4,074)	(5.8)%
Current year disposals and assets held for sale	8,717	5,346	3,371	63.1%
	183,046	175,554	7,492	4.3%
Straight-line rent adjustments, new and existing leases	2,066	6,011	(3,945)	(65.6)%
Amortization of lease incentives	(2,168)	(1,798)	(370)	20.6%
Escrow funds received from tenants for taxes and insurance	8,321	8,738	(417)	(4.8)%
Total Rental Income	191,265	188,505	2,760	1.5%
Resident fees and services	40,416	35,860	4,556	12.7%
Interest income and other
Capital Funding Group	2,409	2,400	9	0.4%
Encore	1,700	2,882	(1,182)	(41.0)%
Loan payoffs	1,041	225	816	NM
Other new and existing mortgages and notes	12,278	10,220	2,058	20.1%
Total Interest Income from Mortgage and Other Notes	17,428	15,727	1,701	10.8%
Other income	317	278	39	14.0%
Total Revenues	249,426	240,370	9,056	3.8%
Expenses:
Depreciation
ALFs leased to Bickford	8,243	8,741	(498)	(5.7)%
ALFs leased to Silverado	763	678	85	12.5%
SHOP depreciation	7,517	6,757	760	11.2%
Current year disposals and assets held for sale	1,540	268	1,272	NM
Other new and existing assets	34,700	36,418	(1,718)	(4.7)%
Total Depreciation	52,763	52,862	(99)	(0.2)%
Interest	44,663	43,308	1,355	3.1%
Senior housing operating expenses	31,494	29,525	1,969	6.7%
Franchise, excise and other taxes	(56)	443	(499)	NM
Taxes and insurance on leased properties	8,321	8,738	(417)	(4.8)%
Loan and realty losses	4,550	1,727	2,823	NM
Other expenses	15,959	14,754	1,205	8.2%
Total Expenses	157,694	151,357	6,337	4.2%
Gains on sales of real estate, net	1,718	13,500	(11,782)	(87.3)%
Gain on operations transfer, net	—	20	(20)	(100.0)%
Loss on early retirement of debt	—	(73)	73	(100.0)%
Gains from equity method investment	402	—	402	NM
Other non-operating income	—	202	(202)	(100.0)%
Net income	93,852	102,662	(8,810)	(8.6)%
Add: net loss attributable to noncontrolling interests	891	946	(55)	(5.8)%
Net income attributable to stockholders	94,743	103,608	(8,865)	(8.6)%
Less: net income attributable to unvested restricted stock awards	(90)	(38)	(52)	NM
Net income attributable to common stockholders	$94,653	$103,570	$(8,917)	(8.6)%

NM - not meaningful

Financial highlights for the nine months ended September 30, 2024, compared to the same period in 2023, were as follows:

•Rental income recognized from our tenants increased $2.8 million, or 1.5%, primarily as a result of an increase in rent received from cash basis tenants of approximately $4.1 million, an increase in NHC’s percentage rent and new investments funded since September 2023, partially offset by properties disposed of since September 2023. Included in rental income for the nine months ended September 30, 2024 is a write-off of a straight-line rent receivable in the first quarter of approximately $0.8 million related to the termination and re-tenanting of a SNF. See Note 3 to the condensed consolidated financial statements included in this report.

•Resident fees and services less senior housing operating expenses increased $2.6 million, or 41%, primarily due to increased revenues from higher occupancy in our SHOP segment in the current period. See Note 5 to the condensed consolidated financial statements.

•Interest income from mortgages and other notes increased $1.7 million, or 10.8%, primarily due to new and existing loan fundings, net of paydowns on loans.

•Interest expense increased $1.4 million, or 3.1%, primarily due to higher average interest rates and borrowings on the unsecured revolving credit facility, offset by partial repayments on term loans.

•Franchise, excise and other taxes decreased $0.5 million due to the timing of $0.5 million in refunds received.

•Loan and realty losses increased $2.8 million primarily associated with the increase of the credit loss reserve of $3.9 million and real estate impairment charges on one property of $0.7 million in our Real Estate Investments segment as described under the heading “Assets Held for Sale and Impairments of Long-Lived Assets” in Note 3 to the condensed consolidated financial statements. During the nine months ended September 30, 2023, we recorded impairment charges of approximately $1.6 million for four real estate properties and the credit loss reserve was increased by $0.1 million.

•Gains on sales of real estate, net decreased $11.8 million for the nine months ended September 30, 2024, as compared to the same period in the prior year. For the nine months ended September 30, 2024, we recorded $1.7 million in gains from dispositions of real estate assets as described under “Asset Dispositions” in Note 3 to the condensed consolidated financial statements included in this report. For the nine months ended September 30, 2023, we disposed of nine properties generating gains on sales of real estate of approximately $13.5 million.

•Gains from equity method investment for the nine months ended September 30, 2024 represent cash distributions received for the period related to our Timber Ridge OpCo investment. There were no distributions received for the nine months ended September 30, 2023. Reference Note 6 to the condensed consolidated financial statements for more information.

Liquidity and Capital Resources

At September 30, 2024, we had $381.0 million available to draw on our $700.0 million unsecured revolving credit facility, $15.6 million in unrestricted cash and cash equivalents, the ability to access approximately $187.3 million of undrawn net proceeds through forward sale agreements executed in August 2024, and the potential to access $500.0 million through the issuance of common stock under the Company’s at-the-market (“ATM”) equity program. In addition, the Company maintains an effective automatic shelf registration statement through which capital could be raised through the issuance of debt and/or equity securities.

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

These sources and uses of cash are reflected in our Condensed Consolidated Statements of Cash Flows as summarized below ($ in thousands):

	Nine Months Ended September 30,		One Year Change
	2024	2023	$	%
Cash and cash equivalents and restricted cash, January 1	$24,617	$21,516	$3,101	14.4%
Net cash provided by operating activities	150,195	131,247	18,948	14.4%
Net cash used in investing activities	(31,116)	(13,966)	(17,150)	NM
Net cash used in financing activities	(125,929)	(120,302)	(5,627)	4.7%
Cash and cash equivalents and restricted cash, September 30	$17,767	$18,495	$(728)	(3.9)%
NM - Not meaningful

Operating Activities – Net cash provided by operating activities for the nine months ended September 30, 2024 included new investments completed, the SHOP ventures, lease payment collections arising from escalators on existing leases and interest payments on new real estate and note investments completed.

Investing Activities – Net cash used in investing activities for the nine months ended September 30, 2024 was comprised primarily of $51.0 million of investments in mortgage and other notes receivable and renovations and acquisitions of real estate and equipment and the collection of principal on mortgage and other notes receivable of approximately $14.7 million.

Financing Activities – Net cash used in financing activities for the nine months ended September 30, 2024 differed from the same period in 2023 primarily as a result of an approximately $1.0 million decrease in net borrowings and a decrease of $2.9 million in proceeds from noncontrolling interests.

Debt Obligations

As of September 30, 2024, we had outstanding debt of $1.1 billion. Reference Note 8 to the condensed consolidated financial statements included in this report for additional information about our outstanding indebtedness. Also, reference Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” in this report for more details on our indebtedness and the impact of interest rate risk.

Unsecured Revolving Credit Facility - We have a $700.0 million unsecured revolving credit facility (the “2022 Credit Facility”), which was amended and restated on October 24, 2024 to extend the maturity date from March 2026 to October 2028, which may be further extended by us pursuant to (i) one or both of the two six-month extension options or (ii) one twelve-month extension option. Borrowings under the 2022 Credit Facility bear interest, at our election, at one of the following (i) Term Secured Overnight Financing Rate (“SOFR”) (plus a credit spread adjustment) plus a margin ranging from 0.725% to 1.40%, (ii) Daily SOFR (plus a credit spread adjustment) plus a margin ranging from 0.725% to 1.40% or (iii) the base rate plus a margin ranging from 0.00% to 0.40%. In each election, the actual margin is determined according to our credit ratings. The base rate means, for any day, a fluctuating rate per annum equal to the highest of (i) the agent’s prime rate, (ii) the federal funds rate on such day plus 0.50% or (iii) the adjusted Term SOFR for a one-month tenor in effect on such day plus 1.0%. In addition, the 2022 Credit

Facility requires a facility fee equal to 0.125% to 0.30%, based on our credit rating on the $700.0 million committed capacity, without regard to usage.

The 2022 Credit Facility requires that we calculate specified financial statement metrics and meet or exceed a variety of financial ratios, which are usual and customary in nature. These ratios are calculated quarterly and as of September 30, 2024, we were within required limits. The calculation of our leverage ratio involves intermediate determinations of our “total indebtedness” and of our “total asset value,” as defined in the 2022 Credit Facility.

We have a $200.0 million term loan agreement (the “2025 Term Loan”) that matures June 2025 and bears interest at a variable rate which is SOFR-based with a margin determined according to our credit ratings plus a 0.10% credit spread adjustment.

As of September 30, 2024, the 2022 Credit Facility and 2025 Term Loan bore interest at a rate of one-month Term SOFR (plus a 10 basis points (“bps”) spread adjustment) plus 105 bps and 125 bps, based on our debt ratings, or 6.37% and 6.57%, respectively. The facility fee was 25 bps per annum. At October 31, 2024, $349.4 million was outstanding under the revolving facility.

Concurrently with the amendment and restatement of our unsecured revolving credit agreement, we amended the terms of the 2025 Term Loans to, among other things, modify the representations, covenants, financial covenants, and events of default to align with the same provisions in amended and restated unsecured revolving credit agreement.

In September 2024, we repaid the $75.0 million of the private placement notes due September 2024 primarily with proceeds from the 2022 Credit Facility.

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

2031 Senior Notes - In January 2021, we issued $400.0 million in aggregate principal amount of 3.00% senior notes that mature on February 1, 2031 and pay interest semi-annually (the “2031 Senior Notes”). The 2031 Senior Notes are subject to affirmative and negative covenants, including financial covenants, with which we were in compliance at September 30, 2024.

Debt Maturities - Reference Note 8 to the condensed consolidated financial statements included in this report for more information on our debt maturities.

Credit Ratings - Moody’s Investors Services reaffirmed its credit rating and a senior unsecured debt rating of Baa3 and “Stable” outlook on the Company on November 1, 2024. Fitch reaffirmed its public issuer credit rating of BBB- and “Stable” outlook on the Company on April 5, 2024 and S&P Global reaffirmed its BBB- rating and “Stable” outlook on the Company on October 16, 2024. Our unsecured private placement term loan agreements include a rate increase provision that is effective if any rating agency lowers our credit rating below investment grade and our compliance leverage increases to 50% or more. Any reduction in outlook or downgrade in our credit ratings from the rating agencies could negatively impact our costs of borrowings.

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

We calculate our fixed charge coverage ratio as approximately 4.6x for the nine months ended September 30, 2024 (see our discussion under the heading “Adjusted EBITDA” below including a reconciliation to our net income). Giving effect to significant acquisitions, financings, disposals and payoffs on an annualized basis, our consolidated net debt to Annualized Adjusted EBITDA ratio is approximately 4.4x for the three months ended September 30, 2024 ($ in thousands):

Consolidated Total Debt	$1,136,302
Less: cash and cash equivalents	(15,550)
Consolidated Net Debt	$1,120,752

Adjusted EBITDA	$64,364
Annualizing adjustment	193,092
Annualized impact of recent investments, disposals and payoffs	(194)
$257,262

Consolidated Net Debt to Annualized Adjusted EBITDA	4.4x

Supplemental Guarantor Financial Information

The Company’s $900.0 million combined bank credit facilities, unsecured private placement notes with an aggregate principal amount of $150.0 million, and 2031 Senior Notes with an aggregate principal amount of $400.0 million are fully and unconditionally guaranteed on a senior unsecured basis by each of the Company’s subsidiaries, except for certain excluded subsidiaries (“Guarantors”). The Guarantors are either owned or controlled by, or are affiliates of, the Company.

The following tables present summarized financial information for the Company and the Guarantors, on a combined basis after eliminating (i) intercompany transactions and balances among the Guarantors and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor ($ in thousands):

As of
September 30, 2024
Real estate properties, net	$1,822,979
Other assets, net	342,281
Note receivable due from non-guarantor subsidiary	81,383
Totals assets	$2,246,643

Debt	$1,060,456
Other liabilities	73,433
Total liabilities	$1,133,889

Redeemable noncontrolling interest	$8,925
Noncontrolling interests	$839

Nine Months Ended
September 30, 2024
Revenues	$227,184
Interest revenue on note due from non-guarantor subsidiary	3,496
Expenses	144,051
Gains from equity method investment	402
Gains on sales of real estate, net	1,718
Net income	$88,749
Net income attributable to NHI and the subsidiary guarantors	$89,641

Equity

At September 30, 2024, we had 43,622,064 shares of common stock outstanding with a market value of $3.7 billion. Equity on our Condensed Consolidated Balance Sheet totaled $1.2 billion at September 30, 2024.

Share Repurchase Plan - On February 16, 2024, our Board of Directors renewed our stock repurchase program (the “Repurchase Plan”) pursuant to which we may repurchase up to $160.0 million in shares of our issued and outstanding common stock. The Repurchase Plan is effective for a period of one year and does not require us to repurchase any specific number of shares. The Repurchase Plan may be suspended or discontinued at any time. Shares may be repurchased from time-to-time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with the terms of Rule 10b-18 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and repurchases shall be made in accordance with all applicable laws and regulations in effect. The timing and number of shares repurchased, if any, will depend on a variety of factors, including price, general market and economic conditions, alternative investment opportunities and other corporate considerations. No common stock was repurchased under the Repurchase Plan during the nine months ended September 30, 2024.

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

The following table summarizes dividends declared by the Board of Directors or paid during the nine months ended September 30, 2024 and 2023:

Nine Months Ended September 30, 2024
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
November 3, 2023	December 29, 2023	January 26, 2024	$0.90
February 16, 2024	March 28, 2024	May 3, 2024	$0.90
May 3, 2024	June 28, 2024	August 2, 2024	$0.90
August 2, 2024	September 27, 2024	November 1, 2024	$0.90

Nine Months Ended September 30, 2023
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
November 6, 2022	December 30, 2022	January 27, 2023	$0.90
February 17, 2023	March 31, 2023	May 5, 2023	$0.90
May 5, 2023	June 30, 2023	August 4, 2023	$0.90
August 4, 2023	September 29, 2023	November 3, 2023	$0.90

On November 1, 2024, the Board of Directors declared a $0.90 per share dividend payable on January 29, 2025 to common stockholders of record as of December 31, 2024.

Forward Sale Agreements - In August 2024, we entered into forward equity sale agreements with financial institutions to sell up to an aggregate of 2.76 million shares of common stock, pursuant to which the financial institutions borrowed and sold these shares of common stock in a public offering. We did not receive any proceeds from the sale of common shares by the forward purchasers at the time of the offering. The net forward sale price that we will receive upon physical settlement of the forward sale agreements, which was initially $68.40 per share, will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, and (ii) scheduled dividends during the term of the forward sale agreement.

As of September 30, 2024, all 2.76 million shares of common stock were available for settlement for proceeds of approximately $187.3 million at a forward price of $67.88. In the fourth quarter of 2024, we partially settled the forward equity sale agreements by issuing 1.8 million shares of common stock for net proceeds of $122.4 million which were used to pay down amounts outstanding on the revolving credit facility.

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

Material Cash Requirements

We had approximately $17.7 million in corporate cash and cash equivalents on hand and $350.6 million in availability under our unsecured revolving credit facility as of October 31, 2024. Our expected material cash requirements for the twelve months ended September 30, 2025 and thereafter consist of long-term debt maturities; interest on long-term debt; and contractually obligated expenditures. We expect to meet our short-term liquidity needs largely through cash generated from operations and borrowings under our revolving credit facility (refer to the discussion under “Unsecured Revolving Credit Facility” above) drawdowns on forward sale agreements of our common stock, and sales from real estate investments, although we may choose to seek alternative sources of liquidity. Should we have additional liquidity needs, we believe that we could access long-term financing in the debt and equity capital markets.

Contractual Obligations and Contingent Liabilities

As of September 30, 2024, our contractual payment obligations were as follows ($ in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt, including interest[1]	$1,275,832	$327,766	$510,026	$24,000	$414,040
Loan commitments	74,864	43,230	31,634	—	—
Development commitments	15,146	—	15,146	—	—
	$1,365,842	$370,996	$556,806	$24,000	$414,040
1 Interest is calculated based on the weighted average interest rate of outstanding debt balances as of September 30, 2024. The calculation also includes a facility fee of 0.25%.

Commitments and Contingencies

The following tables summarize information as of September 30, 2024 related to our outstanding commitments and contingencies, which are more fully described in the notes to the condensed consolidated financial statements ($ in thousands):

	Asset Class	Type	Total	Funded or Approved	Remaining
Loan Commitments:
Encore	SHO	Construction	$28,525	$(28,457)	$68
Senior Living	SHO	Revolving Credit	20,000	(10,250)	9,750
Timber Ridge OpCo	SHO	Working Capital	5,000	—	5,000
Watermark Retirement	SHO	Working Capital	5,000	(3,226)	1,774
Montecito Medical Real Estate	MOB	Mezzanine	50,000	(20,366)	29,634
Carriage Crossing Senior Living Bloomington[1]	SHO	Mortgage	2,000	—	2,000
The Sanders Group	HOSP	Mortgage	27,720	(1,082)	26,638
			$138,245	$(63,381)	$74,864
1 Funding contingent upon the performance of facility operations.

See Note 9 to our condensed consolidated financial statements included in this report for further details about our loan commitments. As provided above, loans funded do not include the effects of discounts or commitment fees.

The credit loss liability for unfunded loan commitments was $0.2 million as of September 30, 2024 and is estimated using the same methodology as used for our funded mortgage and other notes receivable based on the estimated amount that we expect to fund.

In the first quarter of 2024, our board of directors approved additional investment of up to $25.0 million in existing leased properties in the Real Estate Investments segment. Projects that qualify for these funds are designed to assist the current tenants with improving the net operating results of the facilities. The rents associated with the properties will increase generally at a lease rate of no less than 8.0% applied to the amount expended. Identification and oversight of qualified projects are within the control of Company management. Funds are expected to be expended within two years of project approval. As of September 30, 2024, $19.0 million has been committed as noted in the table below, and $4.1 million has been funded or approved to fund.

	Asset Class	Type	Total	Funded or Approved	Remaining
Development Commitments:
Woodland Village	SHO	Renovation	$7,515	$(7,515)	$—
Navion Senior Solutions[1]	SHO	Renovation	4,500	(3,567)	933
Vizion Health	HOSP	Renovation	2,000	(2,000)	—
Bickford[2]	SHO	Renovation	8,000	(868)	7,132
Senior Living[2]	SHO	Renovation	10,000	(3,198)	6,802
SHOP	ILF	Renovation	1,500	(1,221)	279
			$33,515	$(18,369)	$15,146
1 Includes $1.0 million of qualified project funds described above.
2 Qualified project funds described above.

In addition to the commitments listed above, one of our consolidated real estate partnerships, NHI REIT of DSL PropCo, LLC, has committed to Discovery to fund up to $2.0 million toward the purchase of condominium units located at one of the facilities, of which $1.0 million has been funded as of September 30, 2024.

	Asset Class	Total	Funded	Remaining
Contingencies (Lease Inducements):
Navion Senior Solutions	SHO	$4,850	$(2,700)	$2,150
Discovery	SHO	4,000	—	4,000
IntegraCare	SHO	750	—	750
		$9,600	$(2,700)	$6,900

In September and October 2024, Hurricanes Helene and Milton struck primarily in the Southeastern United States. Our properties incurred minimal to no damage. We, our managers or our tenants may incur unplanned costs for minor repairs and restoring operations, as well as costs to evacuate employees and residents. Our lease and management agreements require our tenants or managers to maintain sufficient property and business interruption insurance, subject to certain deductibles.

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

Funds From Operations - FFO

Our FFO per diluted common share for the nine months ended September 30, 2024 increased $0.01, or 0.3%, over the same period in 2023 due primarily to new investments completed since September 30, 2023, offset by the disposals of real estate. FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and applied by us, is calculated using the two-class method with net income allocated to common stockholders and holders of unvested restricted stock by applying the respective weighted-average shares outstanding during each period. The calculation of FFO begins with net income attributable to common stockholders (computed in accordance with GAAP), and excludes gains (or losses) on sales of real estate, impairments of real estate, and real estate depreciation and amortization after adjusting for unconsolidated partnerships and joint ventures, if any. Diluted FFO attributable to common stockholders per share assumes the exercise of stock options and other potentially dilutive securities.

Our Normalized FFO per diluted common share for the nine months ended September 30, 2024 increased $0.09, or 2.7%, over the same period in 2023. Normalized FFO excludes from FFO certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to, impairment of non-real estate assets, gains and losses attributable to the acquisition and disposition of non-real estate assets and liabilities, and recoveries of previous write-downs.

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

Funds Available for Distribution - FAD

Our Normalized FAD for the nine months ended September 30, 2024 increased $11.6 million, or 8.29%, over the same period in 2023 due primarily to the decrease on gains on sales of real estate, non-cash rental income and straight-line lease revenue since September 2023. In addition to the adjustments included in the calculation of Normalized FFO, Normalized FAD excludes the impact of any straight-line lease revenue, amortization of the original issue discount on our senior unsecured notes and amortization of debt issuance costs. We also adjust Normalized FAD for the net change in our allowance for expected credit losses, non-cash share-based compensation as well as certain non-cash items related to our equity method investment such as straight-line lease expense and amortization of purchase accounting adjustments.

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

The following table reconciles “Net income attributable to common stockholders”, the most directly comparable GAAP metric, to FFO, Normalized FFO and Normalized FAD and is presented for both basic and diluted weighted average common shares ($ in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income attributable to common stockholders	$28,511	$29,327	$94,653	$103,570
Elimination of certain non-cash items in net income:
Real estate depreciation	17,494	17,380	52,079	52,507
Real estate depreciation related to noncontrolling interests	(412)	(396)	(1,235)	(1,187)
Gains on sales of real estate, net	(102)	(737)	(1,718)	(13,500)
Impairments of real estate	—	1,173	654	1,642
NAREIT FFO attributable to common stockholders	45,491	46,747	144,433	143,032
Gain on operations transfer, net	—	—	—	(20)
Loss on early retirement of debt	—	—	—	73
Non-cash write-off of straight-line rent receivable	—	—	786	—
Non-cash rental income	—	—	—	(2,500)
Normalized FFO attributable to common stockholders	45,491	46,747	145,219	140,585
Straight-line lease revenue, net	(1,161)	(1,040)	(2,852)	(6,011)
Straight-line lease revenue, net, related to noncontrolling interests	(4)	11	(14)	56
Non-real estate depreciation	274	135	684	355
Non-real estate depreciation related to noncontrolling interests	(36)	(13)	(101)	(32)
Amortization of lease incentives	723	723	2,168	1,798
Amortization of lease incentive related to noncontrolling interests	(127)	(127)	(381)	(307)
Amortization of original issue discount	80	80	241	241
Amortization of debt issuance costs	793	640	2,326	1,689
Adjustments related to equity method investments, net	(453)	(429)	(1,410)	(1,137)
Note receivable credit loss expense	3,434	786	3,896	85
Non-cash share-based compensation	670	866	3,512	3,740
Equity method investment capital expenditures	(66)	—	(200)	(210)
Equity method investment non-refundable fees received	302	435	881	890
Gains from equity method investment	—	—	(402)	—
SHOP recurring capital expenditures	(583)	(722)	(1,554)	(1,406)
SHOP recurring capital expenditures related to noncontrolling interests	46	78	125	158
Normalized FAD attributable to common stockholders	$49,383	$48,170	$152,138	$140,494

BASIC
Weighted average common shares outstanding	43,476,067	43,388,841	43,420,663	43,388,779
NAREIT FFO attributable to common stockholders per share	$1.05	$1.08	$3.33	$3.30
Normalized FFO attributable to common stockholders per share	$1.05	$1.08	$3.34	$3.24

DILUTED
Weighted average common shares outstanding	43,987,072	43,388,841	43,658,425	43,389,675
NAREIT FFO attributable to common stockholders per share	$1.03	$1.08	$3.31	$3.30
Normalized FFO attributable to common stockholders per share	$1.03	$1.08	$3.33	$3.24

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

The following table reconciles “Net income”, the most directly comparable GAAP metric, to Adjusted EBITDA ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$28,242	$29,033	$93,852	$102,662
Interest expense	14,939	15,086	44,663	43,308
Franchise, excise and other taxes	83	2	(56)	443
Depreciation	17,768	17,515	52,763	52,862
NHI’s share of EBITDA adjustments for unconsolidated entities	—	583	719	1,783
Note receivable credit loss expense	3,434	786	3,896	85
Gains on sales of real estate, net	(102)	(737)	(1,718)	(13,500)
Gain on operations transfer, net	—	—	—	(20)
Loss on early retirement of debt	—	—	—	73
Impairments of real estate	—	1,173	654	1,642
Non-cash write-off of straight-line rent receivable	—	—	786	—
Non-cash rental income	—	—	—	(2,500)
Adjusted EBITDA	$64,364	$63,441	$195,559	$186,838

Interest expense at contractual rates	$14,129	$14,387	$42,245	$41,439
Principal payments	106	101	316	303
Fixed Charges	$14,235	$14,488	$42,561	$41,742

Fixed Charge Coverage	4.5x	4.4x	4.6x	4.5x

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

The following table reconciles NOI to net income, the most directly comparable GAAP metric ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
NOI Reconciliations:	2024	2023	2024	2023
Net income	$28,242	$29,033	$93,852	$102,662
Other non-operating income	—	(202)	—	(202)
Gains from equity method investment	—	—	(402)	—
Loss on early retirement of debt	—	—	—	73
Gain on operations transfer, net	—	—	—	(20)
Gains on sales of real estate, net	(102)	(737)	(1,718)	(13,500)
Loan and realty losses	3,434	1,959	4,550	1,727
General and administrative	4,810	4,430	15,318	14,390
Franchise, excise and other taxes	83	2	(56)	443
Legal	240	67	641	364
Interest	14,939	15,086	44,663	43,308
Depreciation	17,768	17,515	52,763	52,862
Consolidated NOI	$69,414	$67,153	$209,611	$202,107
NOI by segment:
Real Estate Investments	$66,275	$64,684	$200,372	$195,494
SHOP	3,027	2,322	8,922	6,335
Non-Segment/Corporate	112	147	317	278
Total NOI	$69,414	$67,153	$209,611	$202,107

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At September 30, 2024, we were exposed to market risks related to fluctuations in interest rates on approximately $519.0 million of variable-rate indebtedness and on our mortgage and other notes receivable. The unused portion ($381.0 million at September 30, 2024) of our revolving credit facility, should it be drawn upon, is subject to variable rates.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and mortgage and other notes receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a 50 basis-point increase or decrease in the interest rate related to variable-rate debt, and assuming no change in the outstanding balance as of September 30, 2024, net interest expense would increase or decrease annually by approximately $2.6 million, or $0.06 per common share on a diluted basis.

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

The following table sets forth certain information with respect to our debt ($ in thousands):

	September 30, 2024			December 31, 2023
	Balance[1]	% of total	Rate[2]	Balance[1]	% of total	Rate[2]
Fixed rate:
Private placement term loans - unsecured	$150,000	13.1%	4.45%	$225,000	19.6%	4.28%
2031 Senior Notes - unsecured	400,000	34.9%	3.00%	400,000	34.9%	3.00%
Fannie Mae term loans - secured, non-recourse	75,925	6.6%	3.96%	76,241	6.7%	3.96%
Variable rate:
Bank term loan - unsecured	200,000	17.5%	6.57%	200,000	17.4%	6.69%
Revolving credit facility - unsecured	319,000	27.9%	6.37%	245,000	21.4%	6.49%
	$1,144,925	100.0%	4.82%	$1,146,241	100.0%	4.70%

[1] Differs from carrying amount due to unamortized discounts and loan costs.
[2] Total is weighted average rate.

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects on fair value (“FV”) assuming a parallel shift of 50 bps in market interest rates for a contract with similar maturities as of September 30, 2024 ($ in thousands):

	Balance[1]	Fair Value[2]	FV reflecting change in interest rates
Fixed rate:			-50 bps	+50 bps
Private placement term loans - unsecured	$150,000	$145,947	$147,300	$144,608
2031 Senior Notes	400,000	341,023	352,760	333,012
Fannie Mae term loans	75,925	75,264	75,475	75,054
[1] Differs from carrying amount due to unamortized discounts and loan costs.
[2] The change in fair value of our fixed rate debt was due primarily to the overall change in interest rates.

At September 30, 2024, the fair value of our mortgage and other notes receivable, discounted for estimated changes in the risk-free rate, was approximately $228.3 million. A 50 basis-point increase in market rates would decrease the estimated fair value of our mortgage and other notes by approximately $2.6 million, while a 50 bps decrease in such rates would increase their estimated fair value by approximately $2.0 million.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures. As of September 30, 2024, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of NHI’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) to ensure information required to be disclosed in our filings is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2024.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, except as amended and supplemented by the additional risk factors below.

Settlement provisions contained in the August 2024 forward sale agreements or any other forward sale agreement we may enter into could result in substantial dilution to our earnings per share or result in substantial cash payment obligations.

In August 2024, the Company entered into forward sale agreements to sell up to an aggregate of 2.4 million shares of common stock. If any forward purchaser or its affiliate does not deliver and sell all of the shares of our common stock that it has agreed to deliver and sell to the underwriters (including because insufficient shares of our common stock were made available by securities lenders for borrowing at a stock loan cost below a specified threshold), then we will issue and sell to the underwriters a number of shares of our common stock equal to the number of shares of our common stock that such forward purchaser or its affiliate does not deliver and sell, and the number of shares of our common stock underlying the relevant forward sale agreement will be decreased by the number of shares of our common stock that we issue and sell.

Each forward purchaser has the right to accelerate its forward sale agreement (with respect to all or, in certain cases, any portion of the transaction under such forward sale agreement that such forward purchaser determines is affected by an event described below) and require us to settle on a date specified by such forward purchaser if:

•the forward purchaser determines in its good faith and commercially reasonable judgment that it (or its affiliate) (x) is unable to hedge its exposure under the applicable forward sale agreement because insufficient shares of our common stock have been made available for borrowing by securities lenders or (y) would incur a stock loan cost in excess of a specified threshold to hedge its exposure thereunder;

•we declare any dividend, issue or distribution on our common stock payable in (x) cash in excess of specified amounts, (y) securities of another company that we acquire or own (directly or indirectly) as a result of a spin-off or similar transaction or (z) any other type of securities (other than our common stock), rights, warrants or other assets for payment at less than the prevailing market price;

•certain ownership thresholds applicable to the applicable forward purchaser and its affiliate are exceeded;

•an event (x) is announced that, if consummated, would result in a specified extraordinary event (including certain mergers or tender offers, events involving our nationalization, or insolvency, or a delisting of shares of our common stock) or (y) occurs that would constitute a delisting or change in law; or

•certain other events of default or termination events occur, including, among others, any material misrepresentation made in connection with the applicable forward sale agreement or our insolvency (each as more fully described in the applicable forward sale agreement).

A forward purchaser’s decision to exercise its right to accelerate the settlement of its forward sale agreement will be made irrespective of our interests, including our need for capital. In such case, we could be required to issue and deliver shares of our common stock under the physical settlement provisions of such forward sale agreement, which would result in dilution to our earnings per share, NAREIT funds from operations per share, normalized funds from operations per share, dividends per share and other per share metrics.

We expect to physically settle the forward sale agreements and receive proceeds from the sale of those shares of our common stock upon one or more forward settlement dates no later than approximately August 14, 2025. However, the August 2024 forward sale agreements may be settled earlier in whole or in part at our option. Subject to certain conditions, we have the right to elect physical, cash or net share settlement under the August 2024 forward sale agreements at any time and from time to time, in part or in full. We expect that each forward sale agreement will be physically settled by delivery of shares of our common stock unless we elect to cash settle or net share settle a particular forward sale agreement. Upon physical settlement, or, if we elect net share settlement, upon such settlement to the extent we are obligated to deliver shares of our common stock, delivery of shares of our common stock will result in dilution to our earnings per share, NAREIT funds from operations per share, normalized funds from operations per share, dividends per share and other per share metrics.

If we elect cash settlement or net share settlement with respect to all or a portion of the shares of our common stock underlying a forward sale agreement, then we expect the applicable forward purchaser (or its affiliate) to purchase a number of shares of our common stock in secondary market transactions over an unwind period to:

•return shares of our common stock to securities lenders to unwind its hedge (after taking into consideration any shares of our common stock to be delivered by us to such forward purchaser, in the case of net share settlement); and

•if applicable, in the case of net share settlement, deliver shares of our common stock to us to the extent required in settlement of such forward sale agreement.

In addition, the purchase of shares of our common stock in connection with a forward purchaser or its affiliate unwinding its hedge positions could cause the price of shares of our common stock to increase over such time (or reduce the amount of a decrease over such time), thereby increasing the amount of cash we would be required to pay to such forward purchaser (or decreasing the amount of cash that such forward purchaser would be required to pay us) upon a cash settlement of the applicable forward sale agreement or increasing the number of shares of our common stock we would be required to deliver to such forward purchaser (or decreasing the number of shares of our common stock that such forward purchaser would be required to deliver to us) upon net share settlement of the applicable forward sale agreement.

The forward sale price that we expect to receive upon physical settlement of a forward sale agreement will be subject to adjustment on a daily basis based on a floating interest rate factor determined by reference to a specified daily rate less a spread and will be decreased by amounts related to expected dividends on our common stock during the term of the applicable forward sale agreement. If the specified daily rate is less than the spread on any day, the interest rate factor will result in a reduction of the forward sale price for that day. If the prevailing market price for our common stock during the unwind period under a forward sale agreement is above the relevant forward sale price, in the case of cash settlement, we would pay the applicable forward purchaser an amount per share in cash equal to the difference or, in the case of net share settlement, we would deliver to the applicable forward purchaser a number of shares of our common stock having a value equal to the difference. Thus, we could be responsible for a potentially substantial cash payment in the case of cash settlement.

In case of our bankruptcy or insolvency, any forward sale agreement then in effect will automatically terminate, and we would not receive the expected proceeds from such forward sale of shares of our common stock.

If we institute, or a regulatory authority with jurisdiction over us institutes, or we consent to, a proceeding seeking a judgment in bankruptcy or insolvency or any other relief under any bankruptcy or insolvency law or other similar law affecting creditors’ rights, or we or a regulatory authority with jurisdiction over us presents a petition for our winding-up or liquidation, or we consent to such a petition, then the August 2024 forward sale agreements in effect will automatically terminate. If any such forward sale agreement so terminates, then we would not be obligated to deliver to the relevant forward purchaser any shares of our common stock not previously delivered, and the relevant forward purchaser would be discharged from its obligation to pay the forward sale price per share in respect of any shares of our common stock not previously settled. Therefore, to the extent that there are any shares of our common stock with respect to which the relevant forward sale agreement has not been settled at the time of the commencement of any such bankruptcy or insolvency proceedings, we would not receive the relevant forward sale price per share in respect of those shares of our common stock.

The U.S. federal income tax treatment of the cash that we might receive from cash settlement of the forward sale agreements is unclear and could jeopardize our ability to meet the REIT qualification requirements.

In the event that we elect to settle any forward sale agreement for cash and the settlement price is below the applicable forward sale price, we would be entitled to receive a cash payment from the relevant forward purchaser. Under Section 1032 of the Internal Revenue Code, generally, no gains and losses are recognized by a corporation in dealing in its own shares, including pursuant to a “securities futures contract,” as defined in the Internal Revenue Code by reference to the Exchange Act. Although we believe that any amount received by us in exchange for our shares of our common stock would qualify for the exemption under Section 1032 of the Internal Revenue Code, because it is not entirely clear whether a forward sale agreement qualifies as a “securities futures contract,” the U.S. federal income tax treatment of any cash settlement payment we receive is uncertain. In the event that we recognize a significant gain from the cash settlement of a forward sale agreement, we might not be able to satisfy the gross income requirements applicable to REITs under the Internal Revenue Code. In that case, we may be able to rely upon the relief provisions under the Internal Revenue Code in order to avoid the loss of our REIT status. Even if the relief provisions apply, we will be subject to a 100% tax based upon the amount by which we fail to satisfy the particular gross income test. In the event that these relief provisions were inapplicable, we could lose our REIT status under the Internal Revenue Code.

We may in the future enter into forward sale agreements that subject us to risks similar to those described above.

We may in the future enter into additional forward sale agreements under our “at-the-market” equity distribution program or otherwise. These forward sale agreements subject us to risks that are substantially similar to the risks described above in this section.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 16, 2024, our Board of Directors authorized the Repurchase Plan pursuant to which we may repurchase up to $160.0 million in shares of our issued and outstanding common stock. The Repurchase Plan is effective for a period of one year and does not require us to repurchase any specific number of shares. The Repurchase Plan may be suspended or discontinued at any time. Shares may be repurchased from time-to-time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with the terms of Rule 10b-18 of the Exchange Act and repurchases shall be made in accordance with all applicable laws and regulations in effect. The timing and number of shares repurchased, if any, will depend on a variety of factors, including price, general market and economic conditions, alternative investment opportunities and other corporate considerations. During the three months ended September 30, 2024, no common stock was repurchased under the Repurchase Plan.

Item 5. Other Information.

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2024.

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

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date:	November 5, 2024	/s/ D. Eric Mendelsohn
D. Eric Mendelsohn
President, Chief Executive Officer and Director
(duly authorized officer)

Date:	November 5, 2024	/s/ John L. Spaid
John L. Spaid
Chief Financial Officer
(Principal Financial Officer)