Form 10-K
period 2024-12-31
NATIONAL HEALTH INVESTORS INC
filed 2025-02-25
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	_____________	to	_____________
Commission File Number 001-10822
National Health Investors, Inc.
(Exact name of registrant as specified in its charter)

Maryland		62-1470956
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

222 Robert Rose Drive
Murfreesboro	Tennessee	37129
(Address of principal executive offices)		(Zip Code)

(615)	890-9100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	NHI	New York Stock Exchange
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

The aggregate market value of shares of common stock held by non-affiliates on June 30, 2024 (based on the closing price of these shares on the New York Stock Exchange) was approximately $2,806,597,661. There were 45,687,942 shares of the registrant’s common stock outstanding as of February 19, 2025.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2025 annual meeting of stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K.

PART I.

Unless the context otherwise requires, references throughout this document to “NHI” or the “Company” include National Health Investors, Inc., and its consolidated subsidiaries. In accordance with the Securities and Exchange Commission’s “Plain English” guidelines, this Annual Report on Form 10-K (“Annual Report”) has been written in the first person. In this document, the words “we”, “our”, “ours” and “us” refer only to National Health Investors, Inc. and its consolidated subsidiaries and not any other person.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report and other materials we have filed or may file with the Securities and Exchange Commission, as well as information included in oral statements made, or to be made, by our senior management contain certain “forward-looking” statements as that term is defined by the Private Securities Litigation Reform Act of 1995. All statements regarding our expected future financial position, results of operations, cash flows, funds from operations, continued performance improvements, ability to service and refinance our debt obligations, ability to finance growth opportunities, and similar statements including, without limitation, those containing words such as “may”, “will”, “should,” “would,” “believes”, “anticipates”, “expects”, “intends”, “estimates”, “plans”, “likely” and other similar expressions are forward-looking statements.

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements. For a discussion of some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements, see the risks identified in “Summary Risk Factors” below. In addition, see “Item 1A. Risk Factors,” the notes to the consolidated financial statements, and “Item 1. Business,” in this Annual Report for a further discussion of factors that could cause our future results to differ materially from any forward-looking statements. You should carefully consider these risks before making any investment decisions in the Company. These risks and uncertainties are not the only ones facing the Company. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition, results of operations, or cash flows could be materially and adversely affected. In that case, the trading price of our common stock could decline and you may lose part or all of your investment. Our forward-looking statements speak only as of the date made and we expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. Given these risks and uncertainties, we can give no assurance that these forward-looking statements will, in fact, occur and, therefore, caution investors not to place undue reliance on them.

Summary Risk Factors

Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors, but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report, together with the other information in this Annual Report. If any of the following risks, or any other risks and uncertainties that are not addressed below or elsewhere in this Annual Report or that we have not yet identified, actually occur, our business, financial condition and results of operations could be materially adversely affected, and the value of our securities could decline.

Risk Related to Our Managers, Tenants and Borrowers

*    We depend on the operating success of our managers, tenants and borrowers and if their financial condition or business prospects deteriorate, our financial condition and results of operations could be adversely affected;
*    Our managers, tenants and borrowers may become subject to bankruptcy or insolvency proceedings;
*    A small number of tenants in our portfolio account for a significant percentage of the rent we expect to generate from our portfolio, and the failure of any of these tenants to meet their obligations to us could materially and adversely affect our business, financial condition and results of operations;
*Actual or perceived risks associated with pandemics, epidemics or outbreaks have had and may in the future have a material adverse effect on our managers’, tenants’ and borrowers’ businesses and results of operations;
*    A member of our Board of Directors is also the chairperson of the board of directors of National HealthCare Corporation (“NHC”), and his interests may differ from those of our stockholders;
*    We are exposed to risks related to governmental regulation and payors, principally Medicare and Medicaid, and the effect of changes to laws, regulations and reimbursement rates on our tenants’ and borrowers’ business;
*    The cash flows of our managers, tenants and borrowers may be adversely affected by increased liability claims and liability insurance costs;

*    We may not be fully indemnified by our managers, tenants and borrowers against future litigation;

Risks Related to Our Business and Operations

*    We depend on the success of property development and construction activities, which may fail to achieve the operating results we expect;
*    The illiquidity of real estate investments could impede our ability to respond to adverse changes in the performance of our properties;
*Our investments are concentrated in healthcare properties;
*    We are subject to risks related to our investment with Life Care Services for Timber Ridge, an entrance-fee continuing care retirement community (“CCRC”), associated with Type A benefits offered to the residents of the CCRC and the related accounting requirements;
*    We are exposed to risks associated with our investments in Timber Ridge OpCo, LLC, including our lack of sole decision-making authority, our reliance on the financial condition of other interests and related healthcare operations of the entity;
*    Inflation and increased interest rates may adversely affect our financial condition and results of operations;
*    Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults, or non-performance by financial institutions, could adversely affect our business, financial condition, results of operations, or prospects;
*Adverse geopolitical developments could have a material adverse impact on our business;
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
*Settlement provisions contained in the August 2024 forward sale agreements and at-the-market forward sale agreements or any other forward sale agreement we may enter into could result in substantial dilution to our earnings per share or result in substantial cash payment obligations;
*In case of our bankruptcy or insolvency, any forward sale agreement then in effect will automatically terminate, and we would not receive the expected proceeds from such forward sale of shares of our common stock;
*The U.S. federal income tax treatment of the cash that we might receive from cash settlement of the forward sale agreements is unclear and could jeopardize our ability to meet the real estate investment trust (“REIT”) qualification requirements;

Risks Related to Our Debt

*    We may need to refinance existing debt or incur additional debt in the future, which may not be available on terms acceptable to us;
*    We have covenants related to our indebtedness which impose certain operational limitations, and a breach of those covenants could materially adversely affect our financial condition and results of operations;
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

Risks Related to Our Status as a REIT

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
*Legislative, regulatory, or administrative tax changes could adversely affect us or our security holders;

Risks Related to Our Organizational Structure

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

Our Real Estate Investments segment consists of real estate investments, leases, and mortgage and other notes receivable in independent living facilities, assisted living facilities, entrance-fee communities, senior living campuses, skilled nursing facilities and hospitals.

As of December 31, 2024, our Real Estate Investments segment included gross investments of approximately $2.6 billion in 172 healthcare real estate properties located in 31 states and leased primarily pursuant to triple-net leases to 27 tenants, consisting of 106 senior housing communities, 65 skilled nursing facilities and one hospital. Our portfolio of 16 mortgages along with other notes receivable totaled $289.2 million, excluding an allowance for expected credit losses of $20.2 million, as of December 31, 2024.

Our SHOP segment is comprised of two ventures that own the operations of independent living facilities. As of December 31, 2024, we had gross investments of approximately $358.4 million in 15 properties located in eight states with a combined 1,732 units that are operated on behalf of the Company by independent managers pursuant to the terms of separate management agreements that commenced April 1, 2022. The third-party managers, or related parties of the managers, own equity interests in the respective ventures.

We fund our real estate investments primarily through: (1) operating cash flow, (2) debt offerings, including bank lines of credit and term debt, both unsecured and secured, and (3) the sale of equity securities. Our investments in real estate and mortgage loans are secured by real estate located within the United States. Information about revenues from our tenants, resident fees, and borrowers, and our net income, cash flows and balance sheet can be found in “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Sources of Revenues

Our revenues are derived primarily from rental income, mortgage and other notes receivable interest income and resident fees and services. During 2024, rental income was $257.0 million (76.7%), interest income from mortgage and other notes receivable was $23.7 million (7.1%), and resident fees and services from the SHOP investments were $54.4 million (16.2%) for total revenue of $335.2 million, an increase of 4.8% from 2023. Our revenues depend on the operating success of our managers, tenants and borrowers, whose sources and amounts of revenues are determined by (i) the licensed beds or other capacity of the facility, (ii) their occupancy rate, (iii) the extent to which the services provided at each facility are utilized by the residents and patients, (iv) the mix of private pay, Medicare and Medicaid patients, and (v) the rates paid by private payors and by the Medicare and Medicaid programs.

Classification of Properties in our Portfolio

We operate our business through two reportable segments: Real Estate Investments and SHOP. We classify all of the properties in our Real Estate Investments segment as either senior housing or medical facilities. Because our leases represent different underlying revenue sources and result in differing risk profiles, we further classify our senior housing properties as either need-driven (assisted living facilities and senior living campuses) or discretionary (independent living facilities and entrance-fee communities). Our SHOP segment is comprised of 15 independent living facilities located throughout the United States.

Real Estate Investments

Senior Housing

As of December 31, 2024, our Real Estate Investments segment included 106 senior housing properties (“SHO”) leased to operators and mortgage loans secured by ten SHOs. The SHOs in our Real Estate Investments segment are either need-driven or discretionary for end users and consist of assisted living facilities, senior living campuses, independent living facilities, and entrance-fee communities, which are more fully described below.

Need-Driven Senior Housing

Assisted Living Facilities. As of December 31, 2024, our Real Estate Investments segment included 80 assisted living facilities (“ALF”) leased to operators and mortgage loans secured by eight ALFs. ALFs are free-standing facilities that provide basic room and board functions for elderly residents. As residents typically receive assistance with activities of daily living such as bathing, grooming, administering medication and memory care services, we consider these facilities to be need-driven senior housing. On-site staff personnel are available to assist with minor medical needs on an as-needed basis. Operators of ALFs are typically paid from private sources without assistance from the government. ALFs may be licensed and regulated in some states, but generally do not require the issuance of a Certificate of Need (“CON”) as is often required for skilled nursing facilities (“SNFs”).

Senior Living Campuses. As of December 31, 2024, our Real Estate Investments segments included eight senior living campuses (“SLC”) leased to operators and a mortgage loan secured by one SLC. SLCs contain one or more buildings that typically include higher acuity level of care, for example, skilled nursing beds combined with an independent or assisted living facility that provides basic room and board functions for elderly residents. They may also provide assistance to residents with activities of daily living such as bathing, grooming and administering medication. On-site staff personnel are available to assist with minor medical needs on an as-needed basis. As the decision to transition to a SLC is typically more than a lifestyle choice and is usually driven by the need to receive some moderate level of care, we consider this facility type to be need-driven. Operators of SLCs are typically paid from private sources and from government programs such as Medicare and Medicaid for skilled nursing residents. SLCs may be licensed and regulated as nursing homes in some states and may also require a CON.

Discretionary Senior Housing

Independent Living Facilities. As of December 31, 2024, our Real Estate Investments segment included seven independent living facilities (“ILF”) leased to operators. ILFs offer specially designed residential units for active senior adults and provide various ancillary services for their residents including restaurants, activity rooms and social areas. Services provided by ILF operators are generally paid from private sources without assistance from government payors. ILFs are generally, but not always, unlicensed facilities and do not require the issuance of a CON as required for SNFs. As ILFs typically do not provide assistance with activities of daily living, we consider the decision to transition to an ILF to be discretionary.

Entrance-Fee Communities. As of December 31, 2024, our Real Estate Investments segment included 11 entrance-fee communities (“EFCs”) leased to operators and a mortgage loan secured by one EFC. EFCs, frequently referred to as CCRCs, typically include a combination of detached cottages, an ILF, an ALF and an SNF on one campus. These communities appeal to residents because there is no need to relocate when health and medical needs change. EFCs are classified as Type A, B, or C depending upon the amount of healthcare benefits included in the entrance fee. “Type A” EFCs, or “Lifecare” communities include substantially all future healthcare costs in the payment of an entrance fee and thereafter payment of a set monthly service fee. The entrance fee is divided into a refundable and non-refundable portion depending upon the resident’s chosen contract program. The service fee is determined at the time of move-in into an independent living (“IL”) unit and is subject to certain inflation-based adjustments regardless of the resident’s future care needs. A resident must move into an IL unit initially and not require care at the time of move-in. Thereafter, the resident’s care requirements from assisted living to memory care to skilled nursing are provided for. As of December 31, 2024, we had an investment in one Type A EFC community. “Type B” EFCs are communities providing a modified healthcare contract offering access to skilled nursing care but only paying for a maximum number of days. As of December 31, 2024, we did not have any investments in a Type B EFC community. Finally, “Type C” EFCs, the classification applicable to ten communities in our Real Estate Investments segment and one community securing a mortgage loan, are fee-for-service communities, which do not provide any healthcare benefits and correspondingly have the lowest entrance fees. However, monthly fees may be higher to reflect the current healthcare components delivered to each resident. EFC licensure is state-specific, but generally skilled nursing beds included in our EFC portfolio are subject to state licensure and regulation. Certain services may also require a CON. As the decision to transition to an EFC is typically made as a lifestyle choice and not as the result of a pressing medical concern, we consider the decision to transition to an EFC to be discretionary. Accordingly, the predominant source of revenue for operators of EFCs is from private payor sources.

Medical

As of December 31, 2024, our Real Estate Investments segment included 66 medical facilities leased to operators and mortgage loans secured by six medical facilities. The medical facilities within our portfolio consist of SNFs and hospitals, which are more fully described below.

Skilled Nursing Facilities. As of December 31, 2024, our Real Estate Investments segment included 65 SNFs leased to operators and mortgage loans secured by five SNFs. SNFs provide some combination of skilled and intermediate nursing and rehabilitative care, including speech, physical and occupational therapy. The operators of the SNFs receive payment from a combination of private pay sources and government payors such as Medicaid and Medicare. SNFs are required to obtain state licenses and are highly regulated at the federal, state and local levels. Operators in 9 of the 11 states in which we own SNFs must obtain a CON from the state before opening or expanding such facilities. Some SNFs also include assisted living beds. As the decision to utilize the services of an SNF is typically made as the result of a pressing medical concern, we consider this to be a need-driven medical facility.

Hospitals. As of December 31, 2024, our Real Estate Investments segment included one hospital (“HOSP”) leased to an operator and a mortgage loan secured by one HOSP. HOSPs provide a wide range of inpatient and outpatient services, which may include acute psychiatric, behavioral and rehabilitation services, and are subject to extensive federal, state and local legislation and regulation. HOSPs undergo periodic inspections regarding standards of medical care, equipment and hygiene as a condition of licensure. Services provided by HOSPs are generally paid for by a combination of private pay sources and government payors. As the decision to utilize the services of a HOSP is typically made as the result of a pressing medical concern, we consider this to be a need-driven medical facility.

Medical Office Building. As of December 31, 2024, our Real Estate Investments segment included no medical office buildings (“MOB”). We have a $50.0 million mezzanine loan and security agreement with Montecito Medical Real Estate for a fund that invests in medical real estate, including MOBs. Historically, our investment strategy has included owning and leasing MOBs whose tenants are primarily physicians and other medical practitioners. As the decision to utilize the services of an MOB is typically made as the result of a pressing medical concern, we consider this to be a need-driven medical facility. The MOB differs from conventional office buildings due to the special requirements of the tenants.

Senior Housing Operating Portfolio

As of December 31, 2024, our SHOP segment included 15 ILFs with a combined 1,732 units located throughout the United States, which we consider to be discretionary senior housing as discussed in more detail above.

Nature of Investments

Our investments are typically structured as acquisitions of properties through purchase-leaseback transactions, acquisitions of properties from other real estate investors, loans, or operations through structures allowed by the REIT Investment Diversification and Empowerment Act (“RIDEA”) of 2007. We have provided construction loans for certain facilities for which we were already committed to provide long-term financing or for which the operator agreed to enter into a purchase option and lease with us upon completion of construction or after the facility is stabilized. The annual interest rates we receive on our mortgage, construction and mezzanine loans ranged between 6.0% and 12.0% during 2024. We believe our lease and loan terms are competitive within our peer group. Typical characteristics of our investment transactions are as follows:

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

Most of our existing leases contain annual escalators in rent payments. For financial statement purposes, rental income is recognized on a straight-line basis over the term of the lease where the lease contains fixed escalators. Certain of our tenants hold purchase options allowing them to acquire properties they currently lease from us. When present, tenant purchase options generally give the tenant an option to purchase the underlying property for consideration not less than our net investment basis.

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

We monitor our triple-net lease tenant credit quality and identify any material changes by performing the following activities:

•Obtaining financial statements on a monthly, quarterly and annual basis to assess the operational trends of our tenants and the financial position and capability of those tenants
•Calculating the operating cash flow of our tenants
•Calculating the lease service coverage ratio and other ratios pertinent to our tenants
•Obtaining property-level occupancy rates for our tenants
•Verifying the payment of real estate taxes by our tenants
•Obtaining certificates of insurance for our tenants
•Obtaining reviewed or audited financial statements of our tenant corporate guarantors on an annual basis, if applicable
•Conducting a periodic inspection of our properties to ascertain proper maintenance, repair and upkeep
•Monitoring those tenants with indications of continuing and material deteriorating credit quality through discussions with our executive management and Board of Directors

Mortgage loans. We have mortgage loans with original maturities generally less than five years, with varying amortization schedules from interest-only to fully amortizing. Most of the loans are at a fixed interest rate; however, some interest rates increase based on a fixed schedule. In most cases, the owner of the facility is committed to make minimum annual capital expenditures for the purpose of maintaining or upgrading its respective facility. Additionally, most of our loans are collateralized by first or second mortgage liens and corporate or personal guarantees. As of December 31, 2024, we had eight mortgage loans bearing interest ranging from 7.0% to 12.0% per annum.

Mezzanine loans. Frequently in situations calling for temporary financing or when our borrowers’ in-place lending arrangements prohibit the extension of mortgage security, we extend credit based on corporate and/or personal guarantees. These mezzanine loans sometimes combine with an NHI purchase option covering the subject property. As of December 31, 2024, we had eight mezzanine loans bearing interest rates ranging from approximately 6.0% to 10.0% per annum.

Construction loans. From time to time, we provide construction loans that become mortgage loans upon the completion of the construction of the subject facility. We may also obtain a purchase option to acquire the facility at a future date and, if purchased, will lease the facility back to the borrower. During the term of the construction loan, funds are usually advanced pursuant to draw requests made by the borrower in accordance with the terms and conditions of the loan. Interest is typically assessed on these loans at rates equivalent to the eventual mortgage rate upon conversion. In addition to the security of the lien against the property, we will generally require additional security and collateral in the form of either payment and performance completion bonds or completion guarantees by the borrower’s parent, affiliates of the borrower or one or more of the individuals who control the borrower. As of December 31, 2024, we had three construction loans bearing interest ranging from 8.5% to 9.0% per annum.

Other notes receivable. We have provided three revolving lines of credit to borrowers involved in the senior housing industry, who have provided either personal and business guarantees or other assets as security, which bear interest at a fixed rate of 8.0% to 8.50% per annum and a variable rate of 9.4% as of December 31, 2024.

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

Senior Housing Operating Portfolio. Effective April 1, 2022, 15 senior housing ILFs were transferred from a triple-net lease arrangement to two separate ventures comprising our SHOP segment, which represented a new reportable segment. These ventures, in which NHI holds a majority interest, own the underlying independent living operations and are structured to comply with REIT requirements that utilize the TRS for activities that would otherwise be non-qualifying for REIT purposes. These properties are operated by two third-party property managers that manage our communities in exchange for the receipt of a management fee, and as such, we are not directly exposed to the credit risk of the property managers in the same manner or to the same extent as we are to our triple-net tenants. However, we rely on the property managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our communities efficiently and effectively. We also rely on the property managers to set appropriate resident fees and otherwise operate our communities in compliance with the terms of our management agreements and all applicable laws and regulations. As of December 31, 2024, our SHOP segment consisted of 15 ILFs located in eight states, with a combined 1,732 units.

Operator Composition

For the year ended December 31, 2024, approximately 25% of our Real Estate Investments and SHOP segments net operating income (“NOI”) was from publicly owned operators, 62% was from regional operators, 4% was from privately owned national chains and 1% was from smaller operators. We make reference to the parent companies whenever we describe our business with our tenants, their subsidiaries and/or affiliates regardless of the specific subsidiary entity indicated on the lease or loan documents. For the year ended December 31, 2024, our SHOP segment comprised approximately 4% of our NOI and these properties are managed by two regional operators.

Tenant Concentration

The following table contains information regarding tenant concentration in our Real Estate Investments segment, excluding $2.6 million for our corporate office, $358.4 million for the SHOP segment, and a credit loss reserve of $20.2 million, based on the percentage of revenues for the years ended December 31, 2024, 2023 and 2022 related to tenants or affiliates of tenants that exceed 10% of total revenue ($ in thousands):

	As of December 31, 2024			Revenues[1]
	Asset	Gross Real	Notes	Year Ended December 31,
	Class	Estate[2]	Receivable	2024		2023		2022

Senior Living Communities	EFC	$577,243	$43,916	$53,570	16%	$51,274	16%	$51,183	18%
Bickford Senior Living [2]	ALF	428,068	16,072	41,720	12%	38,688	12%	N/A	N/A
NHC	SNF	133,770	—	40,016	12%	37,335	12%	36,893	13%
All others, net	Various	1,453,506	229,187	134,289	41%	132,216	41%	144,534	52%
Escrow funds received from tenants
for property operating expenses	Various	—	—	11,165	3%	11,513	4%	9,788	4%
		$2,592,587	$289,175	280,760		271,026		242,398
Resident fees and services[3]				54,421	16%	48,809	15%	35,796	13%
				$335,181		$319,835		$278,194

1 Includes interest income on notes receivable and rental income from properties classified as assets held for sale.
2 Revenues included in All others, net for years when less than 10%.
3 There is no tenant concentration in “Resident fees and services” because these agreements are with individual residents.

As of December 31, 2024, the two states in which we had an investment concentration of 10% or more were South Carolina (11.6%) and Texas (10.1%). As of December 31, 2023, the two states in which we had an investment concentration of 10% or more were also South Carolina (12.1%) and Texas (10.7%).

For the year ended December 31, 2024, operators of facilities in our Real Estate Investments segment who provided 3% or more individually, and collectively 57%, of our total revenues, net of taxes and insurance on leased properties, were (parent company, in alphabetical order): Bickford Senior Living (“Bickford”); Discovery Senior Living (“Discovery”); Encore Senior Living; Health Services Management; NHC; Senior Living Communities (“Senior Living”); and The Ensign Group.

Senior Living - As of December 31, 2024, we leased ten retirement communities totaling 2,232 units to Senior Living. In 2024, the Senior Living leases were amended to extend the maturity dates by two years and to provide up to $10.0 million of capital improvements on various properties. Rental revenue will increase at a lease rate of 8.5% applied to the amount expended. Straight-line lease revenue of $(0.2) million, $(1.2) million and $0.4 million and interest revenue of $3.5 million, $3.7 million and $3.7 million were recognized from Senior Living for the years ended December 31, 2024, 2023 and 2022, respectively.

We have provided a $20.0 million revolving line of credit to Senior Living whose borrowings under the revolver are to be used for working capital needs and to finance construction projects within its portfolio, including building additional units. Beginning January 1, 2025, availability under the revolver was reduced to $15.0 million. The revolver matures in December 2031 at the time of the Senior Living lease maturity. At December 31, 2024, the $11.3 million outstanding under the revolver bore interest at 8.0% per annum.

The Company also has a mortgage loan of $32.7 million outstanding to Senior Living that originated in July 2019 for the acquisition of a 248-unit CCRC in Columbia, South Carolina. The mortgage loan matures in July 2025, which may be extended for one-year, and bears interest at an annual rate of 7.25%. Additionally, the loan conveys to NHI a purchase option at a stated minimum price of $38.3 million, subject to adjustment for market conditions.

Bickford Leases- As of December 31, 2024, we leased 38 facilities under four leases to Bickford. Bickford has been on the cash basis of revenue recognition since the second quarter of 2022 based upon information obtained from Bickford regarding its financial condition that raised substantial doubt as to its ability to continue as a going concern.

Effective April 1, 2024, the combined rent for the Bickford leased portfolio was reset to $34.5 million per year with nominal increases through April 1, 2026, at which time the rent will be reset to a fair market value based on the Consumer Price Index (“CPI”). Base rent will escalate annually thereafter based on either a fixed percentage or CPI subject to a floor of 2% and a ceiling of 3%. As part of the related lease amendments, we agreed to fund up to $8.0 million of capital improvements on various properties. Rental revenue will increase at a lease rate of 8.0% applied to the amount expended.

In November 2024, we disposed of one ALF located in Indiana from the Bickford portfolio that is included in the asset dispositions table in Note 3 to our consolidated financial statements under “Asset Dispositions - 2024 Asset Dispositions.”

Cash rent received from Bickford for the years ended December 31, 2024, 2023 and 2022 was $39.0 million, $33.4 million and $27.6 million, respectively, including its repayment of outstanding rent deferrals of $5.1 million, $2.3 million and $0.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. These amounts exclude $2.5 million and $3.0 million of rental income for the years ended December 31, 2023 and 2022, respectively, related to the reduction of rent deferrals in connection with the acquisition of two ALFs located in Virginia from Bickford. As of December 31, 2024, Bickford’s outstanding rent deferrals were $12.9 million.

Bickford Construction and Mortgage Loans - As of December 31, 2024, we had one fully funded construction loan of $14.7 million outstanding to Bickford bearing interest at 9.0% per annum. The construction loan is secured by a first mortgage lien on substantially all of the related real and personal property in Canton, Michigan as well as a pledge of any and all leases or agreements which may grant a right of use to the property. Usual and customary covenants extend to the agreements, including the borrower’s obligation for payment of insurance and taxes. NHI has a fair market value purchase option on the property at stabilization of the underlying operations.

As of December 31, 2023, we had designated a mortgage note receivable of $2.1 million, due from Bickford, as non-performing. In the fourth quarter of 2024, we received $0.7 million to settle this mortgage note receivable upon sale of the underlying property securing the loan. We executed a new unsecured loan with Bickford for the remaining balance of the mortgage loan of approximately $1.4 million, on which we maintain a full reserve.

NHC - As of December 31, 2024, we leased three ILFs and 32 SNFs to NHC, a publicly held company, under a master lease (four of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC) that expires on December 31, 2026. There are two five-year renewal options at a fair rental value as negotiated between the parties. We have engaged Blueprint Healthcare Real Estate Advisors, a national advisory firm focused on skilled nursing and senior housing, to assist with underwriting, diligence, and market analysis with respect to the master lease renewal.

In addition to the base rent, NHC pays any additional rent and percentage rent as required by the master lease. Under the terms of the master lease, the base annual rent escalates by 4% of the increase, if any, in each facility’s annual revenue over a base year and is referred to as “percentage rent.” Total percentage rent of $7.2 million, $4.5 million, and $3.1 million was recognized for the years ended December 31, 2024, 2023 and 2022, respectively. Straight-line lease revenue of $0.2 million and $(1.2) million was recognized from NHC for the years ended December 31, 2024 and 2023, respectively.

One of the members of our Board of Directors is also a member of NHC’s board of directors. Our former chairperson, Mr. W. Andrew Adams, was also a director of NHC. Mr. W. Andrew Adams retired from our Board of Directors effective December 31, 2024. As of December 31, 2024, NHC owned 1,630,642 shares of our common stock.

Commitments and Contingencies

In the normal course of business, we enter into a variety of commitments, typically consisting of funding revolving credit arrangements, and construction and mezzanine loans, to our operators to conduct expansions and acquisitions for their own account, and commitments for the funding of construction for expansion or renovation to our existing properties under lease. In our leasing operations, we offer to our tenants and to sellers of newly acquired properties a variety of inducements that originate contractually as contingencies but which may become commitments upon the satisfaction of the contingent event. Contingent payments earned will be included in the respective lease bases when funded.

As of December 31, 2024, we had working capital, revolving credit, construction, mortgage and mezzanine loan commitments to seven operators or borrowers for an aggregate of $138.2 million, of which we had funded $70.7 million toward these commitments. As of December 31, 2024, $35.9 million of the funding obligations was payable within 12 months with the remaining commitments due between three to five years.

As of December 31, 2024, we had $37.1 million of development commitments for renovation of eight properties, of which we had funded $19.5 million toward these commitments, with the remaining amount expected to be payable within 12 months.

As of December 31, 2024, we had an aggregate of $16.9 million in remaining contingent lease inducement commitments in four lease agreements which are generally based on the performance of facility operations and may or may not be met by the tenant. At December 31, 2024, we had funded $2.7 million toward these contingent commitments.

Competition and Market Conditions

We compete primarily with other REITs, private equity funds, banks and insurance companies in the acquisition, leasing and financing of healthcare real estate.

Operators of our facilities compete on a local and regional basis with operators of facilities that provide comparable services. Operators compete for residents and/or patients and staff based on quality of care, reputation, location and physical appearance of facilities, services offered, family preference, physicians, staff and price. Competition is with other operators as well as companies managing multiple facilities, some of which are substantially larger and have greater resources than the operators of our facilities. Some of these facilities are operated for profit, while others are owned by governmental agencies or tax-exempt not-for-profit entities.

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

We are also subject to environmental risks and regulations in our business. See “Government Regulation – Environmental Regulations” below; and “Item 1A. Risk Factors – Risks Related to our Business and Operations - We are exposed to risks related to environmental laws and the costs associated with liabilities related to hazardous substances” and “We are subject to risks of damage from catastrophic weather and other natural or man-made disasters and the physical effects of climate change” in this Annual Report for a description of the risks and regulations associated with environmental matters.

Human Capital

We employ individuals who possess a broad range of experiences, background and skills. We believe that to continue to deliver long-term value to our stockholders, we must provide and maintain a work environment that attracts, develops, and retains top talent and affords our employees an engaging work experience that allows for career development and opportunities. Along with a competitive compensation program including incentive bonuses and an equity incentive plan, NHI provides a 401(k) plan with a safe harbor contribution limit, paid employee health insurance coverage, parental leave and tuition reimbursement.

As of December 31, 2024, we had 30 full-time employees, an increase of four over the total at December 31, 2023. Of those employees, 25 are located in the Murfreesboro, Tennessee office, with one employee in each of Colorado, Florida, Oregon, Texas and North Carolina. The tenure of our current employees includes eight who have been with the Company for over five years (but less than ten years), and three who have been with the Company over ten years (but less than 20 years). Two of our employees have been with the Company over 20 years. None of our employees are subject to a collective bargaining agreement. We empower our employees and reinforce our corporate culture through onboarding, training, and social and team-building events. We actively support charitable organizations within our community that promote health education and social well-being, and we encourage our employees to personally volunteer with organizations that are meaningful to them. We consider our employee relations to be good.

Certain essential services such as internal audit, tax compliance, information technology and legal services are outsourced to third-party professional firms.

Government Regulation

Overview. Our tenants and borrowers that operate SNFs, nursing homes, HOSPs, SLCs, ALFs and EFCs are typically subject to extensive and complex federal, state and local healthcare laws and regulations, including those relating to Medicare and Medicaid reimbursement, fraud and abuse, relationships with referral sources and referral recipients, licensure and certification, building codes, privacy and security of health information and other personal data, CON, appropriateness and classification of care, qualifications of medical and support personnel, distribution, maintenance and dispensing of pharmaceuticals, communications with patients and consumers, and the operation of healthcare facilities. In addition, many of our tenants and borrowers that operate ILFs may be subject to state licensing, and all of our properties are subject to environmental regulations related to real estate. Applicable laws and regulations are wide-ranging, vary across jurisdictions, and are administered by several government agencies. Further, these laws and regulations are subject to change, enforcement practices may evolve, and it is difficult to predict the impact of new laws and regulations. We expect that the healthcare industry, in general, will continue to face increased regulation. Our tenants may find it increasingly difficult and costly to operate within this complex and evolving regulatory environment. Noncompliance with applicable laws and regulations may result in the imposition of civil and criminal penalties that could adversely affect the operations and financial condition of managers, tenants or borrowers, which in turn may adversely affect us. The following is a brief discussion of certain laws and regulations applicable to certain of our managers, tenants and borrowers and, in some cases, to us.

Licensure and Certification. Various licenses, certifications and permits are required to operate SNFs, ALFs, EFCs, HOSPs and, to a lesser degree, ILFs, to dispense narcotics, to handle radioactive materials and to operate equipment, among other regulated actions. Licensure, certification and enrollment with government programs may be conditioned on requirements related to, among other things, the quality of medical care provided, qualifications of the operator’s administrative personnel and clinical staff, disclosure of ownership and related information, adequacy of the physical plant and equipment, staff-to-patient or resident ratios, capital and other expenditures, record keeping, dietary services, infection prevention and control, and patient rights. For example, a final rule issued by the Centers for Medicare & Medicaid Services (“CMS”) in November 2023 requires Medicare-enrolled SNFs and Medicaid-enrolled nursing homes to disclose additional information about owners, operators and management, which will be publicly available. To increase transparency with regard to direct and indirect owning and managing entities, the rule establishes definitions of REIT and private equity company for purposes of Medicare enrollment and requires providers to disclose whether an owner or manager is a REIT or private equity company. Licensed facilities are generally subject to periodic inspections by regulators to determine compliance with applicable licensure and certification standards. Further, some types of licensed facilities must comply with federal and/or state requirements related to staffing and facility spending. For example, CMS issued a final rule in May 2024 that establishes minimum staffing standards for Medicare-enrolled SNFs and Medicaid-enrolled nursing homes, to be phased in over five years, beginning in May 2026 for many facilities.

Sanctions for failure to comply with applicable laws and regulations include (but are not limited to) loss of licensure and ability to participate in the Medicare, Medicaid, and other government healthcare programs, suspension of or non-payment for new admissions, and fines, as well as potential criminal penalties. The failure of any manager, tenant or borrower to comply with such laws and regulations could affect its ability to operate its facility or facilities and could adversely affect any such tenant’s or borrower’s ability to make lease or debt payments to us. In addition, if we have to replace a tenant, we may experience difficulties in finding a replacement because our ability to replace the tenant may be affected by federal and state laws governing changes in control and ownership.

The healthcare facilities in which we invest may be subject to state CON or similar laws, which require government approval prior to the construction or establishment of new facilities, the expansion of existing facilities, the addition of beds to existing facilities, the addition of services or certain capital expenditures. CON requirements are not uniform throughout the United States and are subject to change. We cannot predict the impact of regulatory changes with respect to CONs on the operations of our managers, tenants and borrowers.

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

Medicare is a federal health insurance program for persons aged 65 and over, some disabled persons, and persons with end-stage renal disease or Lou Gehrig’s disease/amyotrophic lateral sclerosis. Medicare generally covers SNF services for beneficiaries who require skilled nursing or therapy services after a qualifying hospital stay. Medicare Part A generally pays a per diem rate for each beneficiary. The reimbursement rates are set forth under a prospective payment system (“PPS”), an acuity-based classification system that uses nursing and therapy indexes, adjusted by additional factors such as geographic differences in wage rates, to calculate per diem rates for each Medicare beneficiary. The Medicare Part A payment rates cover most services provided to a beneficiary for a limited benefit period, including room and board, skilled nursing care, therapy, and medications. CMS updates Medicare payment rates annually. For fiscal year 2025, which started October 1, 2024, CMS estimates that payments to SNFs under the SNF PPS will increase by approximately $1.4 billion, or 4.2%, compared to fiscal year 2024.

CMS has implemented policies intended to shift Medicare towards value-based payment methodologies that link reimbursement to the quality of care provided rather than the quantity of services rendered. For example, CMS uses the Patient Driven Payment Model (“PDPM”) payment methodology for SNF services, which classifies beneficiaries into payment groups based on clinical factors using diagnosis codes rather than by volume of services. In addition, under the SNF Quality Reporting Program, CMS requires SNFs to report certain quality data, and SNFs that fail to do so are subject to payment reductions. Under the SNF Value-Based Purchasing Program, CMS withholds 2% of SNF PPS payments, and redistributes between 50% and 70% of these funds to SNFs as incentive payments based on quality measure performance.

Medicaid is a medical assistance program for eligible low-income persons that is funded jointly by federal and state governments. Medicaid programs are operated by state agencies under plans approved by the federal government. Reimbursement methodologies, eligibility requirements and covered services vary from state to state. In many instances, revenues from Medicaid programs are insufficient to cover the actual costs incurred in providing care to patients, particularly in nursing facilities. The federal government and many states are using or considering various strategies to reduce Medicaid expenditures. Outside of the government response to the COVID-19 pandemic, budgetary pressures have, in recent years, resulted in decreased spending, or decreased spending growth, for Medicaid programs in many states. Budgetary pressures are expected to continue in the future, and many states are actively seeking ways to reduce Medicaid spending, including for nursing home and assisted living care, by methods such as capitated payments, reductions in reimbursement rates and/or coverage, and increased enrollment in managed Medicaid plans. Some states use, or have applied to use, waivers granted by CMS to make these changes, implement Medicaid expansion under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or otherwise implement programs that vary from federal standards. Some states in which we have investments and managed care plans are pursuing alternatives to institutional care, such as home and community-based services actively seeking to reduce or slow increases in Medicaid spending for care in nursing homes and other institutional settings. Changes in federal policy and funding are an additional source of uncertainty. For example, under early COVID-related legislation, states that maintained continuous Medicaid enrollment were eligible for a temporary increase in federal funds for state Medicaid expenditures. The resumption of redeterminations for Medicaid enrollees in 2023 resulted in significant coverage disruptions and dis-enrollments of Medicaid enrollees. Changes to the federal funding formula for Medicaid could also have a significant impact on Medicaid programs and enrollment. Reductions in the number of Medicaid enrollees may negatively impact the business of our managers, tenants and borrowers.

In addition to reimbursement pressures and changes in governmental healthcare programs, healthcare facilities are experiencing increasing pressure from private payors attempting to control healthcare costs. In some cases, private payors rely on governmental reimbursement systems to determine reimbursement rates and policies. Changes to Medicare and Medicaid that reduce payments under these programs or negatively affect utilization of services may negatively impact payments from private payors. We cannot make any assessment as to the timing or the effect that any such changes may have on our managers’, tenants’ and borrowers’ costs of doing business and on the amount of reimbursement by government and other third-party payors. There can be no assurance that future payment rates for either government or private payors will be sufficient to cover the cost of providing services to patients, including any cost increases. Any changes in government or private payor reimbursement policies that reduce payments to levels that are insufficient to cover the cost of providing patient care or significant decreases in enrollment or coverage under the Medicare and/or Medicaid programs could adversely affect the operating revenues of managers, tenants and borrowers in our properties that rely on such payments, and thereby adversely affect their ability to make their lease or debt payments to us.

Fraud and Abuse. Participants in the healthcare industry are subject to various complex federal and state civil and criminal laws and regulations governing a wide array of healthcare provider referrals, relationships and arrangements. These laws include but are not limited to: (i) federal and state false claims acts, which generally prohibit providers from filing false claims or making false statements to receive payment from Medicare, Medicaid or other federal or state healthcare programs; (ii) federal and state anti-kickback and fee-splitting statutes, including the federal Anti-Kickback Statute, which prohibits the payment or receipt of any consideration in exchange for referral of Medicare and Medicaid patients; (iii) federal and state physician self-referral laws, including the federal prohibition commonly referred to as the Stark Law, which generally prohibits physicians from referring Medicare and Medicaid patients for designated health services (which include hospital inpatient and outpatient services and some of the services provided in SNFs) to entities with which the physician or an immediate family member has a financial relationship; and (iv) the federal Civil Monetary Penalties Law, which requires a lower burden of proof than other fraud and abuse laws. These laws and regulations subject violators to severe penalties, including exclusion from the Medicare and Medicaid programs, denial of Medicare and Medicaid payments, punitive sanctions, fines and even prison sentences. They are enforced by a variety of federal, state and local agencies, and can also be enforced by private litigants through, among other things, federal and state false claims acts, which allow private litigants to bring qui tam or “whistleblower” actions. In recent years, both federal and state governments have significantly increased investigation and enforcement activity to detect and punish wrongdoers.

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

Privacy and Security and Data Interoperability. Privacy and security regulations issued pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) restrict the use and disclosure of individually identifiable health information (“protected health information”), provide for individual rights, require safeguards for protected health information and require notification of breaches of unsecure protected health information. Entities subject to HIPAA include health plans, healthcare clearinghouses, and most healthcare providers (including some of our managers, tenants and borrowers). Business associates of these entities who create, receive, maintain or transmit protected health information are also subject to certain HIPAA provisions. Covered entities must report breaches involving unsecured protected health information to the affected individuals, the U.S. Department of Health and Human Services and, in large breaches, the media. Violations of HIPAA may result in substantial civil and/or criminal fines and penalties.

There are several other laws and legislative and regulatory initiatives and proposals at the federal and state levels addressing privacy and security of personal data that may not be preempted by HIPAA and that impact our business or the business of our managers, tenants and borrowers. For example, several states have enacted comprehensive consumer data privacy laws, providing residents of those states with additional or expanded rights with respect to their personal information such as a right to know what personal information is collected and how it is used, a right to opt out of certain processing activities for sensitive data and a right to a portable copy of their personal information. Consumer data privacy laws also require subject businesses to conduct affirmative data protection impact assessments for certain personal information processing activities. State privacy laws typically provide for civil penalties for violations, and some states provide a private right of action for data breaches, which may increase data breach litigation. In addition, the Federal Trade Commission continues to pursue privacy as an enforcement priority, including addressing unfair or deceptive practices relating to privacy policies, consumer data collection and processing consent, and digital advertising practices.

Federal and state legislative and regulatory bodies, including at the executive level, continue to signal increased scrutiny and to propose or enact legislation and regulations addressing the creation, adoption, and leveraging of artificial intelligence and/or machine learning based or enhanced tools, systems, and functions. The shifting regulatory and enforcement landscape in this space may require additional disclosures, risk assessments, or adjustments to our operations and systems that may leverage such technologies.

Marketing and patient engagement activities that the Company may engage in are subject to communications laws such as the Telephone Consumer Protection Act (the “TCPA”) and the Controlling the Assault of Non-Solicited Pornography and Marketing Act (“CAN-SPAM”). A determination by a court or regulatory agency that the Company and/or our tenants, borrowers, and operators engaged in communication or marketing practices that violate the TCPA or CAN-SPAM could subject us to civil penalties and result in negative publicity.

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

Tax Regulation

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and since our formation, have filed our U.S. federal income tax return as a REIT. We believe that we have met the requirements for qualification as a REIT since our initial REIT election in 1991, and we expect to qualify as such for each of our taxable years. Our qualification and taxation as a REIT depend upon our ability to meet on a continuing basis, through actual annual operating results, the various qualification tests and organizational requirements imposed under the Internal Revenue Code, including qualification tests based on NHI’s assets, income, distributions and stock ownership. Provided we qualify for taxation as a REIT, we generally will not be required to pay U.S. federal corporate income taxes on our REIT taxable income (computed without regard to the dividends-paid deduction or our net capital gain or loss) that is currently distributed to our stockholders. This treatment substantially eliminates the “double taxation” that ordinarily results from investment in a C corporation. We will, however, be required to pay U.S. federal income tax in certain circumstances.

The sections of the Internal Revenue Code relating to qualification and operation as a REIT, and the U.S. federal income taxation of a REIT and its stockholders, are highly technical and complex. Some of the requirements depend upon actual operating results, distribution levels, diversity of stock ownership, asset composition, source of income and record keeping. Accordingly, while we intend to continue to qualify to be taxed as a REIT, the actual results of our operations for any particular year might not satisfy these requirements for qualification and taxation as a REIT. Accordingly, no assurance can be given that the actual results of our operations for any particular taxable year will satisfy such requirements. Further, the anticipated U.S. federal income tax treatment may be changed, perhaps retroactively, by legislative, administrative or judicial action at any time.

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

First, at least 75% of our gross income for each taxable year (excluding gross income from prohibited transactions) must consist of defined types of income that we derive, directly or indirectly, from investments relating to real property or mortgages on real property or qualified temporary investment income. Qualifying income for purposes of the 75% gross income test generally includes:

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

Asset Tests. To maintain our qualification as a REIT, we also must satisfy the following asset tests at the end of each quarter of each taxable year:

•First, at least 75% of the value of our total assets must consist of: (a) cash or cash items, including certain receivables, (b) government securities, (c) real estate assets, including interests in real property, leaseholds and options to acquire real property and leaseholds, (d) interests in mortgages on real property (including an interest in an obligation secured by a mortgage on both real property and personal property if the fair market value of the personal property does not exceed 15% of the total fair market value of all the property securing the obligation) or on interests in real property, (e) stock in other REITs, (f) debt instruments issued by publicly offered REITs (i.e., REITs which are required to file annual and periodic reports with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), (g) personal property leased in connection with real property to the extent that rents attributable to such personal property do not exceed 15% of the total rent received under the lease and are treated as “rents from real property”; and (h) investments in stock or debt instruments during the one-year period following our receipt of new capital that we raise through equity offerings or offerings of debt with at least a five year term;
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

Taxable REIT Subsidiary. A REIT may directly or indirectly own stock in a TRS. A TRS may be any corporation in which we directly or indirectly own stock and where both NHI and the subsidiary make a joint election to treat the corporation as a TRS, in which case it is treated separately from us and will be subject to U.S. federal corporate income taxation. Our stock, if any, of a TRS is not subject to the 10% or 5% asset tests. Instead, the value of all TRSs owned by us cannot exceed 20% of the value of our assets. We currently own all of the membership interests of NHI-SS TRS, LLC. We and our Subsidiary REIT hold 99% and 1%, respectively, of and NHI-Discovery I TRS, LLC. We may form additional TRSs in the future.

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

Subsidiary REITs. We currently own all of the common interests in NHI PropCo Member LLC, an entity that has elected to be taxed as a REIT under the Internal Revenue Code (the “Subsidiary REIT”) and we may own and acquire direct or indirect interests in additional subsidiary REITs in the future. We believe that the Subsidiary REIT is organized and operates in a manner that permits it to qualify for taxation as a REIT for U.S. federal income tax purposes. However, if the Subsidiary REIT were to fail to qualify as a REIT, then (i) the Subsidiary REIT would become subject to regular U.S. corporate income tax and (ii) our equity interest in the Subsidiary REIT would cease to be a qualifying real estate asset for purposes of the 75% asset test and could become subject to the 5% asset test, the 10% voting share asset test, and the 10% value asset test generally applicable to our ownership in corporations other than REITs, qualified REIT subsidiaries (“QRSs”) and TRSs. If the Subsidiary REIT were to fail to qualify as a REIT and if we were not able to treat the Subsidiary REIT as a TRS of ours pursuant to certain prophylactic elections we have made, it is possible that we would not meet the 10% voting share test and the 10% value test with respect to our interest in the Subsidiary REIT, in which event we could fail to qualify as a REIT unless we could avail ourselves of certain relief provisions.

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

In the event we are no longer required to pay dividends to maintain REIT status, this could adversely affect the value of our common stock. See “Item 1A. Risk Factors - Risks Related to Our Status as a REIT” in this Annual Report.

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

During 2024, we made commitments to fund new investments in real estate and loans totaling approximately $246.5 million. In making new investments, we consider such factors as (i) the geographic area and type of property, (ii) the location, construction quality, condition and design of the property, (iii) the current and anticipated cash flow and its adequacy to meet operational needs, and for lease or mortgage obligations to provide a competitive income return to our investors, (iv) the growth, tax and regulatory environments of the communities in which the properties are located, (v) occupancy and demand for similar facilities in the same or nearby communities, (vi) the quality, experience and creditworthiness of the management operating the facilities located on the property and (vii) the mix of private and government-sponsored residents. There can be no assurances that investments meeting our standards regarding these attributes will be found or closed. Our intention is to make investments in properties with substantial, long-term potential. However, we may choose to sell properties if they no longer meet our investment objectives.

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

Investor Information

We publish our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports on our website at www.nhireit.com. We have a policy of publishing these on the website as soon as reasonably practicable after filing them with, or furnishing them to, the SEC. Information contained on our website is not incorporated by reference into this Annual Report. The SEC also maintains reports, proxy statements, information statements, and other information regarding issuers that file electronically at http://www.sec.gov.

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
▪The NHI Insider Trading Policy.

We will furnish, free of charge, a copy of any of the above documents to any interested investor upon receipt of a written request.

You may contact our Investor Relations Department at:
National Health Investors, Inc.
222 Robert Rose Drive
Murfreesboro, TN 37129
(615) 890-9100
investorrelations@nhireit.com

Our transfer agent is Computershare. Computershare will assist registered owners with the NHI Dividend Reinvestment Plan, a change of address, a transfer of ownership, payment of dividends, or replacement of lost checks or stock certificates.

Computershare’s contact information is: Computershare Trust Company, N.A., P.O. Box 43078, Providence, RI 02940-3078. The toll free number is 800-568-3476 and the website is www.computershare.com.

ITEM 1A. RISK FACTORS

There are many significant factors that could materially adversely impact our financial condition, results of operations, cash flows, distributions and stock price. The following are risks we believe are material to our stockholders. There may be additional risks and uncertainties that we have not presently identified or have not deemed material. Some of the following risk factors constitute forward-looking statements. Please refer to “Cautionary Statement Regarding Forward-Looking Statements” at the beginning of this Annual Report.

Risks Related to Our Managers, Tenants and Borrowers

We depend on the operating success of our managers, tenants and borrowers and if their financial condition or business prospects deteriorate, our financial condition and results of operations could be adversely affected.

We rely on our managers, tenants and borrowers and their ability to perform their obligations to us. Any of our managers, tenants or borrowers may experience a weakening in their overall financial condition as a result of deteriorating operating performance, changes in industry or market conditions, such as rising interest rates or inflation, or other factors. In late September 2024, Senior Living Management (“SLM”) notified us that ongoing liquidity constraints raised doubts about SLM’s ability to sustain its operations and pay its rent and interest obligations prospectively. In the fourth quarter of 2024, one property was transitioned to a new operator under a new lease agreement, as previously planned, one property classified as assets held for sale was sold, and the remaining two leased properties with a net book value of $6.8 million as of December 31, 2024 were transitioned pursuant to interim management agreements and were subsequently transitioned to a new tenant pursuant to a new triple-net lease in January 2025. In addition, we had a $10.0 million mortgage note receivable and a $14.5 million mezzanine loan due from affiliates of SLM that were designated as non-performing. In February 2025, we received ownership of the property securing the $10.0 million mortgage note receivable in lieu of foreclosure. If the financial condition of any of our other managers, tenants or borrowers deteriorates, they may be unable or unwilling to make payments or perform their obligations to us in a timely manner, if at all.

Revenues for the operators of our properties are primarily driven by occupancy rates and reimbursement by Medicare, Medicaid and private payors. Revenues from government reimbursement have, and may continue to, come under pressure due to reimbursement cuts resulting from federal and state budget shortfalls and other constraints, and both governmental and private payors are increasingly imposing more stringent cost control measures. Periods of weak economic growth in the U.S. that affect housing sales, investment returns and personal incomes may adversely affect senior housing occupancy rates. An oversupply of senior housing real estate may also apply downward pressure to the occupancy rates of our operators. Expenses for the facilities are driven by the costs of labor, food, utilities, taxes, insurance and rent or debt service. Liability insurance and staffing costs continue to increase for our operators. Historically low unemployment has created significant wage pressure for our operators.

In addition, inflation, both real and anticipated, as well as any resulting governmental policies, have affected and could continue to adversely affect the economy and the costs of labor, goods and services for our operators. Because our operators are typically required to pay all property operating expenses, increases in property-level expenses at our leased properties generally do not directly affect us. Increased operating costs could have an adverse impact on our operators if increases in their operating expenses exceed increases in their revenue, which may adversely affect their ability to pay rent and make loan payments owed to us. An increase in our operators’ expenses and a failure of their revenues to increase at least with inflation could adversely affect our operators’ and our financial condition and our results of operations.

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

Although our lease agreements provide us the right to evict a tenant/operator and demand immediate payment of rent and exercise other remedies, and our mortgage loans provide us the right to terminate any funding obligations, demand immediate repayment of principal and unpaid interest, foreclose on the collateral and exercise other remedies, in the event our counterparty has filed for bankruptcy or reorganization, the bankruptcy laws afford certain rights to a party that has filed for bankruptcy or reorganization. A tenant or borrower in bankruptcy may be able to limit or delay our ability to collect unpaid rent in the case of a lease or to receive unpaid principal and/or interest in the case of a mortgage loan and to exercise other rights and remedies. For example, a tenant may reject its lease with us in a bankruptcy proceeding. In such a case, our claim against the tenant for unpaid and future rents would be limited by the statutory cap of the U.S. Bankruptcy Code. This statutory cap could be substantially less than the remaining rent owed under the lease, and any claim we have for unpaid rent might not be paid in full. In addition, a tenant may assert in a bankruptcy proceeding that its lease should be re-characterized as a financing agreement. If such a claim is successful, our rights and remedies as a lender, compared to a landlord, are generally more limited. We may be required to fund certain expenses (e.g., real estate taxes, maintenance and capital improvements) to preserve the value of a property, avoid the imposition of liens on a property and/or transition a property to a new tenant or borrower. In some instances, we have terminated our lease with a tenant and leased the facility to another tenant. In certain of those situations, we provided working capital loans to, and limited indemnification of, the new tenant. If we cannot transition a leased facility to a new tenant, we may take possession of that property, which may expose us to certain successor liabilities. Should such events occur, our revenue and operating cash flow may be adversely affected.

A small number of tenants in our portfolio account for a significant percentage of the rent we expect to generate from our portfolio, and the failure of any of these tenants to meet their obligations to us could materially and adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

The successful performance of our real estate investments is materially dependent on the financial stability of our tenants/operators. For the year ended December 31, 2024, approximately 40% of our total revenue was generated by three tenants, Senior Living (16%), NHC (12%) and Bickford (12%). As previously disclosed, Bickford has been on the cash basis of revenue recognition since the second quarter of 2022 based upon information obtained from Bickford regarding its financial condition. Payment or other tenant defaults, the failure of tenants to meet their other obligations to us or a decline in the operating performance by any of these tenants or other tenants/operators could materially and adversely affect our business, financial condition and results of operations, and our ability to pay expected dividends to our stockholders. In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. Further, we may not be able to re-lease the property for the rent previously received, or at all, or lease terminations may cause us to sell the property at a loss. The realization of any of the foregoing risks could have a material adverse effect on our business and financial condition.

Actual or perceived risks associated with pandemics, epidemics or outbreaks have had and may in the future have a material adverse effect on our operators’ business and results of operations.

The business and results of operations of the operators of our properties and the Company are subject to health and economic effects of public health conditions. If a pandemic, epidemic, outbreaks of infectious disease or other public health crisis were to affect the markets in which our properties are located, our business could be adversely affected. Revenues for the tenants and operators of our properties are significantly impacted by occupancy rates. A public health crisis may diminish the public trust in senior housing properties or medical facilities, especially those that have treated or house consumers affected by contagious diseases, which may result in a decline in consumers seeking services offered through our properties. Consumer volumes and occupancy rates may also decline as a result of economic circumstances surrounding a public health crisis, particularly if the volume of uninsured and underinsured consumers increases. The business of the operators of our properties and the Company may be more vulnerable to the effects of a public health crisis because most of our properties are designed for elderly consumers, a population that may experience complex medical conditions or socioeconomic factors. Due to the physical proximity required to offer many of the services provided by the operators of our properties, our operators may encounter difficulties attending to consumers due to social distancing policies or infection control protocols and face heightened workforce challenges. In addition, actions our operators take to address contagious diseases may materially increase their operating costs, including those related to enhanced health and safety precautions and increased retention and recruitment labor costs, among other measures. A decrease in occupancy rates or increase in costs is likely to have a material adverse effect on the ability of our tenants and operators to meet their financial and other contractual obligations to us, including the payment of rent, as well as on our results of operations. In some cases, we have had to, and we may in the future have to, write-off unpaid rental payments, incur lease accounting charges due to the uncollectibility of rental payments and/or restructure our tenants’ and operators’ long-term rent obligations. Furthermore, infections of contagious diseases at our facilities could lead to material increases in litigation costs for which our operators, or possibly we, may be liable.

The measures that federal, state and local governments, agencies and health authorities implement to address an epidemic, pandemic, outbreaks of infectious disease or other public health crisis may be insufficient to offset any downturn in business of our tenants and operators, may increase operating costs for our managers, tenants and borrowers or may otherwise disrupt or affect the operation of our properties. The rapid development, fluid nature and other factors related to an epidemic, pandemic, outbreaks of infectious disease or other public health crisis makes it difficult to predict the potential impact of such a crisis on NHI or its operators. Nevertheless, a public health crisis, and the public and government responses to such future public health crisis, could have a material, adverse effect on our business.

A member of our Board of Directors is also the chairman of the board of directors of NHC, and his interests may differ from those of our stockholders.

One of our board members is also a member of NHC’s board of directors. This director may have conflicting interests with holders of the Company’s common stock with respect to the NHC properties. During the year ended December 31, 2024, revenue from NHC represented 12% of our total revenue. With respect to all decisions by our Board of Directors related to the NHC properties, the director that is also a member of NHC’s board of directors is recused and does not participate in the NHI board discussions or vote related to such matters. In addition, our former chairperson, Mr. W. Andrew Adams, was also a director of NHC. Mr. W. Andrew Adams retired from our Board of Directors effective December 31, 2024. However, these relationships could influence the Board of Directors’ decisions with respect to the properties leased to and operated by NHC. As of December 31, 2024, NHC owned 1,630,642 shares of our common stock.

We are exposed to risks related to governmental regulations and payors, principally Medicare and Medicaid, and the effect of changes to laws, regulations and reimbursement rates on our tenants’ and borrowers’ business.

Our managers, tenants and borrowers are subject to complex federal, state and local laws and regulations relating to governmental healthcare programs. See “Item 1. Business - Government Regulation.” in this Annual Report. Regulation of the healthcare industry generally has intensified over time both in the number and type of regulations and in the efforts to enforce those regulations. Federal, state and local laws and regulations affecting the healthcare industry include those relating to, among other things, licensure; certification and enrollment with government programs; facility operations; addition or expansion of services or facilities; services and equipment; allowable costs; the preparation and filing of cost reports; privacy and security of health-related and other personal information; prices for services; quality of medical equipment and services; necessity and adequacy of medical care; patient rights; billing and coding for services and properly handling overpayments; maintenance of adequate records; relationships with physicians and other referral sources and referral recipients; debt collection; communications with patients and consumers; interoperability; and information blocking. If our tenants, operators or borrowers fail to comply with applicable laws and regulations, they may be subject to liabilities and other consequences including civil penalties, loss of facility licensure, exclusion from participation in the Medicare, Medicaid, and other government healthcare programs, civil lawsuits and criminal penalties. In addition, different interpretations or enforcement of, or changes to, applicable laws and regulations in the future could subject current or past practices to allegations of illegality or impropriety or could require our managers, tenants and borrowers to make changes to their facilities, equipment, personnel, services, and operating expenses. If the operations, cash flows or financial condition of our tenants, operators and/or borrowers are materially adversely impacted by current or future government regulation, our revenue and operations may be adversely affected as well. In addition, if an operator, borrower or tenant defaults on its lease or loan with us, our ability to replace the operator or tenant may be delayed by federal, state, or local approval processes.

Our tenants’, operators’ and borrowers’ businesses are also affected by government and private payor reimbursement rates and policies. Payments from government programs and private payors are subject to statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set-offs, administrative rulings, policy interpretations, payment or other delays by fiscal intermediaries, government funding restrictions (at a program level or with respect to specific facilities) and interruption or delays in payments due to delays or issues implementing reimbursement-related rules and any ongoing governmental investigations and audits at specific facilities. In recent years, legislative and regulatory changes have resulted in limitations and reductions in payments for certain services under government programs. For example, the Budget Control Act of 2011 requires automatic spending reductions to reduce the federal deficit, resulting in a uniform payment reduction across all Medicare programs of 2% per fiscal year that extends through the first eight months of 2032. State budgetary pressures have resulted, and will likely continue to result, in reduced spending or reduced spending growth for Medicaid programs in many states, including measures such as tightening patient eligibility requirements, reducing coverage, and enrolling Medicaid recipients in managed care programs. In addition, legislation and administrative actions at the federal level may impact the funding for, or structure of, Medicaid programs and may shape administration of Medicaid programs at the state level. CMS may implement or oversee changes affecting reimbursement, including through new or modified demonstration projects, such as those authorized pursuant to Medicaid waivers.

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

More generally, the legislative and regulatory environment for healthcare products and services is dynamic, and Congress and certain state legislatures have considered or enacted a large number of laws and regulations intended to make major changes in the healthcare system, including laws that affect how healthcare services are delivered and reimbursed. Recent government initiatives and proposals relevant to our properties include those focused on transparency of SNF ownership and minimum long-term care facility staffing requirements. For example, a final rule issued by CMS in November 2023 requires Medicare-enrolled SNFs and Medicaid-enrolled nursing homes to disclose additional information about owners, operators, and management, including whether they are a REIT or private equity company. This information will be publicly available. This rule may result in increased scrutiny of REITs, private equity companies, and similar entities involved in owning or operating SNFs and nursing homes. In addition, CMS issued a final rule in May 2024 that establishes minimum staffing standards for Medicare- and Medicaid-certified nursing facilities, to be phased in over five years. This rule is the subject of legal challenges. If implemented in its current form, the staffing standards rule is expected to result in increased costs and operational challenges for long-term care providers, including as a result of increased competition for labor. Other industry participants, such as private payors, may also introduce financial or delivery system reforms. There is uncertainty with regard to whether, when and what health reform initiatives will be adopted in the future and the impact of such reform efforts on providers and other healthcare industry participants, including our managers, tenants and borrowers.

We are exposed to the risk that the cash flows of our managers, tenants and borrowers may be adversely affected by increased liability claims and liability insurance costs.

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

We are exposed to the risk that we may not be fully indemnified by our managers, tenants and borrowers against future litigation.

Our facility leases and loans require that the managers, tenants, borrowers name us as an additional insured party on their insurance policies covering professional liability or personal injury claims. These instruments also require the tenants, borrowers to indemnify and hold us harmless for all claims arising out of or incidental to the occupancy and use of each facility. However, claims could exceed the policy limits, the insurance company could fail or coverage may not otherwise be available. We cannot give any assurance that these protective measures will eliminate any risk to us related to future litigation, the costs of which could have a material adverse impact on us.

Risks Related to Our Business and Operations

We depend on the success of property development and construction activities, which may fail to achieve the operating results we expect.

When we decide to invest in the renovation of an existing property or in the development of a new property, we make assumptions about the future potential cash flows of that property. We estimate our return based on expected occupancy rates, rental rates and future capital costs. If our projections prove to be inaccurate due to increased capital costs, lower occupancy rates or other factors, our investment in that property may not generate the cash flow we expected. Construction and development projects involve risks such as (i) development of a project could be abandoned after expending significant resources resulting in loss of deposits or failure to recover expenses already incurred; (ii) development and construction costs of a project could exceed original estimates due to increased interest rates and higher material costs; (iii) project delays could result in increases in construction costs and debt service expenses as a result of a variety of factors that are beyond our control, including natural disasters, labor conditions, material shortages, and regulatory hurdles; and (iv) financing for a project could be unavailable on favorable terms or at all. Recently developed properties may take longer than expected to achieve stabilized operating levels, if ever. In addition, international trade disputes, including threatened or implemented tariffs imposed by the U.S. and threatened or implemented tariffs imposed by foreign countries in retaliation, could result in inflationary pressures that directly impact costs, such as costs for steel, lumber and other materials applicable to our development and construction projects. Trade disputes could also adversely impact global supply chains which could further increase costs or delay delivery of key inventories and supplies. Tariffs and trade restrictions can be announced with little or no advance notice, and we may not be able to effectively mitigate all adverse impacts from such measures. To the extent such facilities experience such increases in cost or delays in construction or financing, or otherwise fail to reach stabilized operating levels or achieve stabilization later than expected, it could materially adversely affect our tenants’ abilities to make payments to us under their leases and thus adversely affect our business and results of operations.

We are exposed to the risk that the illiquidity of real estate investments could impede our ability to respond to adverse changes in the performance of our properties.

Real estate investments are relatively illiquid and, therefore, our ability to quickly sell or exchange any of our properties in response to changes in economic and other conditions, including rising interest rates, may be limited. All of our properties are "special purpose" properties that cannot be readily converted to general residential, retail or office use. Facilities that participate in Medicare or Medicaid must meet extensive program requirements, including physical plant and operational requirements. Transfers of operations of these facilities are subject to regulatory approvals not required for transfers of other types of real estate. Thus, if the operation of any of our properties becomes unprofitable due to competition, age of improvements or other factors such that our tenant or borrower becomes unable to meet its obligations on the lease or mortgage loan, the liquidation value of the property may be less than the net book value or the amount owed on any related mortgage loan, because the property may not be readily adaptable to other uses. The sale of the property or the replacement of an operator that has defaulted on its lease or mortgage loan could also be delayed by the approval process of any federal, state or local agency necessary for the transfer of the property or the replacement of the operator with a new operator licensed to manage the facility. No assurances can be given that we will recognize full value for any property that we are required to sell for liquidity reasons. Should such events occur, our results of operations and cash flows could be adversely affected.

Our investments are concentrated in healthcare properties.

We acquire, develop, and make investments in healthcare real estate. In addition, we selectively make investments in healthcare operators. A downturn in the healthcare property sector could have a greater adverse effect on our business and financial condition than if we had investments in multiple industries and sectors. A downturn in the healthcare property sector also could adversely impact the ability of our operators to meet their obligations to us and maintain residents and occupancy rates. Additionally, a downturn in the healthcare property sector could adversely affect the value of our properties and our ability to sell properties at prices or on terms acceptable to us.

We are subject to risks related to our investment with Life Care Services for Timber Ridge, an entrance fee CCRC, associated with Type A benefits offered to the residents of the CCRC and related accounting requirements.

Effective January 31, 2020, we entered into an investment with Life Care Services (“LCS”) which consists of two parts, NHI-LCS JV I, LLC (“Timber Ridge PropCo”), which owns the real estate and is owned 80% by NHI and 20% by LCS, and Timber Ridge OpCo, LLC (“Timber Ridge OpCo”), which operates the property and is owned 25% by NHI’s TRS and 75% by LCS. Rents received from the Timber Ridge OpCo in the RIDEA structure are treated as qualifying rents from real property for REIT tax purposes only if (i) they are paid pursuant to a lease of a “qualified healthcare property” and (ii) the operator qualifies as an “eligible independent contractor,” as defined in the Internal Revenue Code. If either of these requirements are not satisfied, then the rents will not be qualifying rents.

As part of acquisition of the real estate in January 2020, Timber Ridge PropCo accepted the property subject to trust liens previously granted to residents of Timber Ridge. Beginning in 2008, early residents of Timber Ridge executed mortgage loans to the then-owner/operators backed by liens and entered into a Deed of Trust and Indenture of Trust (the “Deed and Indenture”) for the benefit of the trustee on behalf of all residents who made mortgage loans to the owner/operator in accordance with a resident agreement. The Deed and Indenture granted a security interest in the Timber Ridge property to secure the loans made by the early residents of the property. This practice was discontinued at Timber Ridge in 2008, prior to our investment. However, the remaining outstanding “old” loans made by the residents are still secured by a security interest in the Timber Ridge property. The trustee for all of the residents who made “old” loans in accordance with the resident agreements entered into a subordination agreement concurrent with Timber Ridge PropCo’s acquisition of the property, pursuant to which the trustee acknowledged and confirmed that the security interests created under the Deed and Indenture were subordinate to any security interests granted in connection with the loan made by NHI to Timber Ridge PropCo. With the periodic settlement of some of the outstanding resident loans in the course of normal entrance-fee community operations by Timber Ridge OpCo, the balance owing on the Deed and Indenture at December 31, 2024 was $10.3 million. By terms of the resident loan assumption agreement, during the term of the lease (seven years with two five-year renewal options), Timber Ridge OpCo is to indemnify Timber Ridge PropCo for any repayment by Timber Ridge PropCo of these liabilities under the guarantee. We cannot give any assurance that these protective measures will eliminate any risk to us related to claims under the Deed and Indenture.

As a result of the RIDEA structure, we have an investment in the operations of Timber Ridge, which is a Class A quality, Type A CCRC. As a Type A CCRC, the entrance fee is divided into a refundable and non-refundable portion depending upon the resident’s chosen contract program. The refundable portion of the upfront entrance fee is recorded as a liability on the financial statements of Timber Ridge OpCo. The non-refundable portion of the upfront entrance fee is recorded as deferred revenue and amortized over the actuarial life of the resident. We believe the structure of our investment does not require that Timber Ridge OpCo’s financial statements be consolidated into NHI, but if we are unable to properly maintain that structure or become required for any reason to consolidate Timber Ridge OpCo’s financial statements into ours, the results would have a material adverse impact on our financial results.

We are exposed to risks associated with our investment in Timber Ridge OpCo, including our lack of sole decision-making authority and our reliance on the financial condition of other interests and related healthcare operations of the entity.

Our investment in an unconsolidated entity, Timber Ridge OpCo, could be adversely affected by our lack of sole decision-making authority regarding major decisions, our reliance on the financial condition of other interests, any disputes that may arise between us and other partners, and our exposure to potential losses from the actions of partners. Risks of dealing with parties outside of NHI include limitations on unilateral major decisions opposed by other interests, the prospect of divergent goals of ownership, including disputes regarding management, ownership or disposition of a property, or limitations on the transfer of our interests without the consent of our partners. Risks of the unconsolidated entity extend to areas in which the financial health of our partners may impact our plans. Our partners might become bankrupt or fail to fund their share of required capital contributions, which may hinder significant action in the entity. We may disagree with our partners about decisions affecting a property or the entity itself, which could result in litigation or arbitration that increases our expenses, distracts our officers and directors and disrupts the day-to-day operations of the property, including by delaying important decisions until the dispute is resolved; and finally, we may suffer losses as a result of actions taken by our partners with respect to our investments.

In addition, our investment in Timber Ridge OpCo exposes us to various operational risks with respect to this investment that may increase our costs or adversely affect our ability to increase revenues. These risks include fluctuations in resident occupancy rates, operating expenses, and economic conditions; competition; certification and inspection laws, regulations, and standards; the availability and increases in cost of general and professional liability insurance coverage; litigation; federal, state and local taxes and regulations; costs associated with government investigations and enforcement actions; the availability and increases in cost of labor; and other risks applicable to any operating business. Any one or a combination of these factors may adversely affect our revenue and operations.

Inflation and increased interest rates may adversely affect our financial condition and results of operations.

Although inflation has not materially impacted our operations in the past, inflation was recently at a 40-year high and between March 2022 and July 2023, the Federal Reserve raised the federal funds rate in an effort to curb inflation. Although the federal funds rate has been lowered in recent months, the federal funds rate and inflation are still higher than they were prior to 2022. In addition, President Trump’s administration has announced various policies which may impact inflation, including the implementation of tariffs on U.S. imports and immigration enforcement, as well as other policies, which could increase inflation. High inflation and interest rates could have an adverse impact on our variable rate debt, our ability to borrow money, and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Increases in the costs of owning and operating our properties due to inflation could reduce our net operating income and the value of an investment in us to the extent such increases are not reimbursed or paid by our tenants. If we are materially impacted by increasing inflation because, for example, inflationary increases in costs are not sufficiently offset by the contractual rent increases and operating expense reimbursement provisions or escalations in the leases with our tenants, our results of operations could be adversely affected. In addition, due to high interest rates, we may experience restrictions in our liquidity based on certain financial covenant requirements, our inability to refinance maturing debt in part or in full as it comes due and higher debt service costs and reduced yields relative to cost of debt. If we are unable to find alternative credit arrangements or other funding in a high interest environment, our financial results may be negatively impacted.

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

Adverse geopolitical developments could have a material adverse impact on our business.

Currently, there are several geopolitical concerns that could, indirectly, have an adverse impact on our business, such as armed conflicts in various regions of the world, including, but not limited to, the Russia/Ukraine conflict and the conflicts in the Middle East. The conditions, and the responses thereto, such as sanctions imposed by the United States and other western democracies, and any expansion thereof is likely to have unpredictable and wide-ranging effects on the domestic and global financial markets, which could have an adverse effect on our business and results of operations. Already, these conditions have led to market volatility and an increasing number and frequency of cybersecurity threats. So far, we have not experienced any direct impact from the conflict and, as our business is conducted exclusively in the United States, we are less vulnerable than companies with international operations. We will continue to monitor the situation carefully and, if necessary, take action to protect our business, operations, and financial condition.

We are exposed to operational risks with respect to our SHOP structured communities.

During 2022, we transitioned 15 of our legacy Holiday properties to be SHOP structured communities. Our SHOP structured communities expose us to various operational risks that may increase our costs or adversely affect our ability to generate revenues. As the owner of a property under a SHOP structure, we are ultimately responsible for all operational risks and other liabilities of the property, other than those arising out of certain actions by our manager, such as gross negligence or willful misconduct. Operational risks include, and our revenues therefore depend on, among other things: (i) occupancy rates; (ii) rental rates charged to residents; (iii) our operators’ reputations and ability to attract and retain residents; (iv) general economic conditions and market factors that impact seniors including those exacerbated by public health conditions; (v) competition from other senior housing providers; (vi) compliance with federal, state, and local laws and regulations and industry standards, including but not limited to licensure requirements, where applicable; (vii) litigation involving our properties or residents; (viii) the availability and cost of general and professional liability insurance coverage or increases in insurance policy deductibles; and (ix) the ability to control operating expenses, which have increased, and may continue to increase. In addition, the success of our SHOP structured communities will depend largely on our ability to establish and maintain good relationships with our managers. Although the SHOP structure gives us certain oversight approval rights (e.g., budgets, material contracts, etc.) and the right to review operational and financial reporting information, we have outsourced to our third-party managers the day-to-day operations of the communities. Therefore, we depend on our managers to operate these communities in a manner that complies with applicable law, minimizes legal risk and maximizes the value of our investment. Failure by our managers to adequately manage these risks could have a material adverse effect on our business, results of operations and financial condition.

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

Our business, like that of other REITs, involves the receipt, storage and transmission of information about our Company, our managers, tenants and borrowers, and our employees, some of which is entrusted to third-party service providers and vendors. We also work with third-party service providers and vendors to provide technology, systems and services that we use in connection with the receipt, storage and transmission of this information. As a matter of course, we may store or process the personal data of employees and other persons as required to provide our services and such personal data or other data may be hosted or exchanged with our partners and other third-party providers. The secure maintenance of this information and technology is critical to our business operations.

As with all companies that utilize information systems, our information systems, and those of our third-party service providers and vendors, may be vulnerable to continually evolving cybersecurity risks. We employ industry standard administrative, technical and physical safeguards designed to protect the integrity and security of personal data we collect or process. We have implemented and regularly review and update processes and procedures designed to protect against unauthorized access to or use of secured data and to prevent data loss. Unauthorized parties may attempt to gain access to these systems or our information through fraud or deception of our associates, ransomware, malware, and other malicious software, third-party service providers or vendors. Hardware, software or applications we obtain from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. The methods used to obtain unauthorized access, disable, misappropriate, manipulate, or degrade service or sabotage systems are also constantly changing and evolving and may be difficult to anticipate or detect for long periods of time. The ever-evolving threats mean we and our third-party service providers and vendors must continually evaluate and adapt our respective systems and processes, and there is no guarantee that these systems and processes will be adequate to safeguard against all data security breaches or misuses of data. Furthermore, because threat actors may leverage new and evolving technologies, including aritifical intelligence, that may not be immediately recognized, the Company may experience security or data breaches that remain undetected for an extended time. Despite the security measures we have in place, and any additional measures we may implement in the future, our facilities and systems, and those of our third-party service providers and vendors, could be vulnerable to damage and service interruptions from a variety of sources including telecommunications or network failures, cyber-attacks and security breaches and incidents (including data theft, computer viruses, ransomware and other malicious software), human error, fires, natural disasters, power losses, fraud, military or political conflicts, terrorist attacks and other geopolitical unrest.

Any significant failure of or interruption in the availability of our information systems, compromise or breach of our data security, whether external or internal, or misuse of our data, could disrupt our operations, result in loss, misappropriation or unauthorized access of information subject to privacy laws, result in significant costs, harm our business relationships, increase our security and insurance costs and damage our reputation, any of which could have a material, adverse effect on our business. A security or data breach could also subject us to litigation and government enforcement actions, which could result in fines and other penalties. Moreover, any significant cybersecurity events could require us to devote significant management resources to address the problems created by such events, interfere with the pursuit of other important business strategies and initiatives, and cause us to incur additional expenditures, which could be material, including to investigate such events, remedy cybersecurity problems, recover lost data, prevent future compromises and adapt systems and practices in response to such events. There is no assurance that any remedial actions will meaningfully limit the success of future attempts to breach our information technology systems.

In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous at the federal and state levels, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in significant additional costs.

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

Natural and man-made disasters, including terrorist attacks and acts of nature such as hurricanes, tornados, earthquakes, flooding and wildfires, may cause damage to our properties or business disruption to our managers, tenants and borrowers. These adverse weather and natural or man-made events could cause substantial damage or loss to our properties which could exceed applicable property insurance coverage. Such events could also have a material adverse impact on our tenants’, operators’ and borrowers’ operations and ability to meet their obligations to us. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected property, as well as anticipated future revenue from that property. Any such loss could materially and adversely affect our business and our financial condition and results of operations.

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

From time to time, we will have cash available from principal payments on our mortgage and other notes receivable and the sale of properties, including tenant purchase option exercises, under the terms of master leases or similar financial support arrangements. We must reinvest these proceeds, on a timely basis, in new investments or in qualified short-term investments. We compete for real estate investments with a broad variety of potential investors. This competition for attractive investments may negatively affect our ability to make timely investments on terms acceptable to us. Delays in reinvesting our cash may negatively impact revenues and the amount of distributions to stockholders.

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

In 2024, we recorded impairment charges totaling $0.7 million on one property. In 2023, we recorded impairment charges of $1.6 million on four properties.

Our ability to raise capital through equity sales is dependent, in part, on the market price of our common stock, and our failure to meet market expectations with respect to our business, or other factors we do not control, could negatively impact such market price and availability of equity capital.

As of December 31, 2024, we had the potential to access $480.0 million through the issuance of common stock under our at-the-market (“ATM”) equity program. In addition, we maintain an effective automatic shelf registration statement through which capital could be raised via the issuance of equity securities. As with other publicly traded companies, the availability of equity capital will depend, in part, on the market price of our common stock which, in turn, will depend upon various market conditions and other factors, some of which we cannot control, that may change from time to time including:

•the extent of investor interest;
•the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
•the financial performance of us and our managers, tenants and borrowers;
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

Settlement provisions contained in the August 2024 forward sale agreements, the ATM forward sale agreements or any other forward sale agreement we may enter into could result in substantial dilution to our earnings per share or result in substantial cash payment obligations.

In August 2024, the Company entered into forward sale agreements to sell up to an aggregate of 2.76 million shares of common stock (the “August 2024 forward sale agreements”). As of December 31, 2024, 1.0 million shares remain available for settlement under the August 2024 forward sale agreements. In November 2024, the Company entered into forward sale agreements with respect to its ATM program (the “ATM forward sale agreements”). If any forward purchaser or its affiliate does not deliver and sell all of the shares of our common stock that it has agreed to deliver and sell to the underwriters (including because insufficient shares of our common stock were made available by securities lenders for borrowing at a stock loan cost below a specified threshold), then we will issue and sell to the underwriters a number of shares of our common stock equal to the number of shares of our common stock that such forward purchaser or its affiliate does not deliver and sell, and the number of shares of our common stock underlying the relevant forward sale agreement will be decreased by the number of shares of our common stock that we issue and sell.

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

A forward purchaser’s decision to exercise its right to accelerate the settlement of its forward sale agreement will be made irrespective of our interests, including our need for capital. In such case, we could be required to issue and deliver shares of our common stock under the physical settlement provisions of such forward sale agreement, which would result in dilution to our earnings per share, National Association of Real Estate Investment Trusts (“NAREIT”) funds from operations per share, normalized funds from operations per share, dividends per share and other per share metrics.

We have settled a portion of the August 2024 forward sale agreements and a portion of the ATM forward sale agreements and expect to physically settle the remaining August 2024 forward sale agreements and ATM forward sale agreements and receive proceeds from the sale of those shares of our common stock upon one or more forward settlement dates no later than approximately August 14, 2025 for the August forward sale agreements and no later than December 31, 2025 for the ATM forward sales agreement. However, the August 2024 forward sale agreements and the ATM forward sale agreements may be settled earlier in whole or in part at our option. Subject to certain conditions, we have the right to elect physical, cash or net share settlement under the August 2024 forward sale agreements or the ATM forward sale agreements at any time and from time to time, in part or in full. We expect that each forward sale agreement will be physically settled by delivery of shares of our common stock unless we elect to cash settle or net share settle a particular forward sale agreement. Upon physical settlement, or, if we elect net share settlement, upon such settlement to the extent we are obligated to deliver shares of our common stock, delivery of shares of our common stock will result in dilution to our earnings per share, NAREIT funds from operations per share, normalized funds from operations per share, dividends per share and other per share metrics.

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

If we institute, or a regulatory authority with jurisdiction over us institutes, or we consent to, a proceeding seeking a judgment in bankruptcy or insolvency or any other relief under any bankruptcy or insolvency law or other similar law affecting creditors’ rights, or we or a regulatory authority with jurisdiction over us presents a petition for our winding-up or liquidation, or we consent to such a petition, then the August 2024 forward sale agreements and the ATM forward sale agreements in effect will automatically terminate. If any such forward sale agreement so terminates, then we would not be obligated to deliver to the relevant forward purchaser any shares of our common stock not previously delivered, and the relevant forward purchaser would be discharged from its obligation to pay the forward sale price per share in respect of any shares of our common stock not previously settled. Therefore, to the extent that there are any shares of our common stock with respect to which the relevant forward sale agreement has not been settled at the time of the commencement of any such bankruptcy or insolvency proceedings, we would not receive the relevant forward sale price per share in respect of those shares of our common stock.

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

We may in the future enter into additional forward sale agreements that subject us to risks similar to those described above.

We may in the future enter into additional forward sale agreements under our “at-the-market” equity distribution program or otherwise. These forward sale agreements subject us to risks that are substantially similar to the risks described above in this section relating to forward sales agreements.

Risks Related to Our Debt

We may need to refinance existing debt or incur additional debt in the future, which may not be available on terms acceptable to us.

We operate with a policy of incurring debt when, in the opinion of our Board of Directors, it is advisable. Currently, we believe that our current liquidity, availability under our unsecured credit facility, potential proceeds from our ATM equity program and our capacity to service additional debt will enable us to meet our obligations, including dividends, and continue to make investments in healthcare real estate. We have a $700.0 million unsecured revolving credit facility (the “Credit Facility”), which was amended and restated on October 24, 2024 to extend the maturity date from March 2026 to October 2028, which may be further extended by us pursuant to (i) one or both of the two six-month extension options or (ii) one twelve-month extension option. In June 2023, we entered into a two -year term loan agreement providing for a $200.0 million term loan (the “2025 Term Loan”) bearing interest at a variable rate which is Secured Overnight Financing Rate (“SOFR”) based with a margin determined according to our credit ratings plus a 0.10% credit spread adjustment. In September 2024, we repaid $75.0 million of the private placement notes due September 2024 primarily with proceeds from the Credit Facility. We may incur additional debt by borrowing under our Credit Facility, mortgaging properties we own and/or issuing debt securities in a public offering or in a private transaction. As a result, as of January 31, 2025 we had approximately $1.2 billion in outstanding indebtedness and approximately $327.3 million available to draw under the Credit Facility. Our ability to raise reasonably priced capital is not guaranteed. We may be unable to raise reasonably priced capital because of reasons related to our business or for reasons beyond our control, such as market conditions and rising interest rates. If our access to capital becomes limited, it could have an impact on our ability to refinance our debt obligations, fund dividend payments, acquire properties and fund acquisition activities.

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

We plan to manage the Company to maintain a capital structure consistent with our current profile, but there can be no assurance that we will be able to maintain our current credit ratings. Moody's Investors Services (“Moody's”) reaffirmed its Baa3 rating and “Stable” outlook on the Company on November 1, 2024; Fitch Ratings (“Fitch”) reaffirmed its BBB- and “Stable” outlook on the Company on April 5, 2024; and S&P Global Ratings (“S&P Global”) also reaffirmed its BBB- and “Stable” outlook on the Company on October 16, 2024. Any downgrades of ratings or changes to outlooks by any or all of the rating agencies could have a material adverse effect on our cost and availability of capital, which could in turn have a material adverse effect on our results of operations, liquidity, cash flows, the trading/redemption price of our securities and our ability to satisfy our debt service obligations and to pay dividends and distributions to our equity holders.

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

Our business model assumes that we can earn a spread between the returns earned from our investments in real estate as compared to our cost of debt and/or equity capital. Interest rates increased during 2022 and 2023 and, while they have decreased during 2024, they remain above levels prior to 2022. We are exposed to interest rate risk in the potential for a narrowing of our spread and profitability if interest rates increase in the future. Certain of our debt obligations are floating rate obligations with interest rates that vary with the movement of the SOFR or other indexes. Our revenues are derived mainly from fixed rate investments in real estate assets. Although our leases generally contain escalating rent clauses that provide a partial hedge against interest rate fluctuations, if interest rates rise, our interest costs for our existing floating rate debt and any new debt we incur would also increase. This increasing cost of debt could reduce our profitability by increasing the cost of financing our existing portfolio and our investment activity. Rising interest rates could limit our ability to refinance existing debt upon maturity or cause us to pay higher rates upon refinancing. We manage a portion of our exposure to interest rate risk by accessing debt with staggered maturities and through the use of derivative instruments, such as interest rate swap agreements with major financial institutions. Increased interest rates may also negatively affect the market price of our common stock and increase the cost of new equity capital.

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

To qualify as a REIT for U.S. federal income tax purposes, we (and any Subsidiary REIT of ours) must continually satisfy certain tests, including tests concerning the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. To meet these tests, we may be required to forgo investments or acquisitions we might otherwise make. Thus, compliance with the REIT requirements may materially hinder our performance.

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

Our ownership of and relationship with any TRS that we have formed or will form will be limited, and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by its parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation (other than a REIT) of which a TRS directly or indirectly owns securities possessing more than 35% of the total voting power or total value of the outstanding securities of such corporation will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s total assets may consist of stock or securities of one or more TRSs.

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

The tax laws or regulations governing REITs or the administrative interpretations thereof may be amended at any time. We cannot predict if or when any new or amended law, regulation, or administrative interpretation will be adopted, promulgated, or become effective, and any such change may apply retroactively. Changes to the U.S. federal income tax laws, including the possibility of major tax legislation, could have a material and adverse effect on us or our security holders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

The Board of Directors recognizes the importance of maintaining the trust and confidence of our tenants/borrowers/operators and employees to safeguard sensitive information and the integrity of our information systems. We have systems in place to assess, identify and manage cybersecurity incidents and we invest in technology and third-party support to identify, mitigate, and quickly respond to cybersecurity incidents. We have maintained a strong focus on consistently reviewing our cybersecurity practices. We also conduct periodic information security and awareness training to ensure that employees are aware of information security risks and to enable them to take steps to mitigate those risks. As part of this program, we also take steps designed to provide appropriate guidance regarding security to our executive management and employees, including any employee who may come into possession of confidential financial information.

We have engaged the services of various third-party service providers to, among other things, review and evaluate our processes and procedures designed to control access to our information systems, perform penetration testing on our cybersecurity systems on a biannual basis, and provide regular information technology reviews based upon the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. In addition, we contracted with a third-party managed detection and response security company (“MDR”) in the fourth quarter of 2023 to commence testing for cyber vulnerabilities on a continual basis.

In order to identify and mitigate cybersecurity threats related to our use of material third-party vendors, we conduct periodic reviews of internal controls of certain third-party service providers to assess their procedures to mitigate material security risks.

Board & Management Responsibilities

We have formed an Information Technology Steering Committee comprised of employees from multiple departments within the Company including the Chief Executive Officer (“CEO”); the Chief Financial Officer; the Chief Accounting Officer; the Vice President, Controller; the Vice President, Investor Relations & Finance; and the Vice President of Human Resources and Compliance & Information Security Officer (“ISO”) to more effectively prevent, detect and respond to information security threats. The ISO has served in various roles in corporate compliance for over 20 years and reports directly to the Company’s CEO. To enhance our cybersecurity capabilities, we actively collaborate with third-party vendors. Notably, we engage a Managed Service Provider (“MSP”) and an MDR provider who specializes in cybersecurity issues. Our MSP plays a critical role in supporting our IT infrastructure, offering expertise and resources that complement our in-house capabilities. The MDR provides advanced cybersecurity solutions, including continuous monitoring and threat detection services, which are integral to our cybersecurity program.

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

In the event of an incident that jeopardizes the confidentiality, integrity, or availability of the information technology systems we use, we utilize a regularly updated information security incident response plan (“IRP”). The IRP is overseen by the Information Technology Steering Committee and sets forth the processes for containment, review, escalation, recovery from and remediation of any cybersecurity incidents identified by the Company. Pursuant to our IRP and its escalation protocols, designated personnel are responsible for assessing the severity of the incident and associated threat, containing the threat, remediating the threat, including recovery of data and access to systems, analyzing the reporting obligations associated with the incident, and performing post-incident analysis and program improvements. The IRP also specifies the approach to reporting findings and keeping senior management and other key stakeholders (including the Audit Committee and the Board of Directors for certain incidents) informed and involved as appropriate and specifies the use of third-party experts for legal advice, consulting and cyber incident response.

The Company periodically conducts cybersecurity “tabletop” exercises administered by an independent third-party in which members of a cross-functional team and relevant third-party vendors engage in simulated cybersecurity incident scenarios. These exercises are intended to provide hand-on training for the participants and assists the Company with assessing its processes and capabilities in addressing cybersecurity threats.

As of December 31, 2024, we have not experienced any material risks from cybersecurity threats, including as a result of any previous cybersecurity incidents or threats, that have materially affected the business strategy, results of operations or financial condition of the Company or are reasonably likely to have such a material effect. We also maintain cyber liability insurance to help mitigate potential liabilities resulting from cyber issues. However, there can be no assurance that our cyber risk insurance coverage will be sufficient to cover incurred losses in the event of a cyber-attack.

ITEM 2. PROPERTIES.

PROPERTIES OWNED AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2024 ($ in thousands)
	Real Estate Investments			SHOP	Gross	Net Operating
Location	SHO	SNF	HOSP	ILF	Investment	Income
Alabama	1	2	—	—	$17,260	$2,751
Arizona	—	1	—	—	7,131	908
Arkansas	—	—	—	2	52,823	1,752
California	1	—	—	5	127,465	5,019
Colorado	1	—	—	—	7,600	650
Connecticut	3	—	—	—	139,451	13,453
Florida	2	10	—	—	214,180	24,450
Georgia	3	—	—	2	107,032	5,997
Idaho	1	—	—	—	9,673	355
Illinois	13	—	—	—	197,251	14,863
Indiana	8	—	—	—	90,803	5,824
Iowa	7	—	—	—	40,269	5,287
Kentucky	—	1	—	—	2,143	1,449
Louisiana	2	—	—	—	10,241	1,164
Maryland	2	—	—	—	65,788	3,763
Massachusetts	1	—	—	—	52,108	3,536
Michigan	5	—	—	—	44,138	3,678
Minnesota	5	—	—	—	31,144	2,417
Missouri	1	5	—	—	27,695	3,360
Nebraska	3	—	—	—	28,682	3,248
Nevada	1	—	—	—	18,136	1,640
New Jersey	—	—	—	1	26,227	824
North Carolina	16	—	—	—	261,685	14,333
Ohio	6	—	—	1	103,912	5,450
Oklahoma	1	—	1	1	99,388	8,435
Oregon	3	3	—	—	95,259	6,564
Pennsylvania	2	—	—	—	29,418	1,206
South Carolina	4	4	—	2	340,841	32,961
Tennessee	3	16	—	—	50,984	19,073
Texas	—	21	—	—	298,599	28,500
Virginia	5	1	—	—	68,685	7,124
Washington	3	—	—	1	202,999	13,675
Wisconsin	3	1	—	—	81,955	5,507
	106	65	1	15	2,950,965	249,216
Corporate office					2,583
Non-geographic					—	50
Net operating income from properties sold					—	8,788
					$2,953,548	$258,054

PROPERTIES ASSOCIATED WITH MORTGAGE LOAN INVESTMENTS AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2024 ($ in thousands)
				Net	Interest
Location	SHO	SNF	HOSP	Investment	Income
Florida	3	—	1	$26,898	$729
Illinois	1	—	—	14,877	1,168
Indiana	1	—	—	6,423	546
Michigan	1	—	—	14,700	1,345
Oklahoma	2	—	—	9,416	437
South Carolina	1	—	—	32,666	2,418
Texas	—	5	—	42,465	3,218
Wisconsin	1	—	—	28,386	2,327
	10	5	1	175,831	12,188
Current year note payoffs				—	1,242
Other non-mortgage				93,095	10,281
				$268,926	$23,711

10-YEAR LEASE EXPIRATIONS

The following table provides additional information on our leases that are scheduled to expire based on the maturity contained in the most recent lease agreement or extension.

			Annualized	Percentage of
	Number	Number	Gross Rent**	Annualized
Year	of Properties	of Units/Beds	($ in thousands)	Gross Rent
2025	3	296	$2,432	1.0%
2026	35	4,807	38,143	15.6%
2027	2	549	13,736	5.6%
2028	12	591	11,468	4.7%
2029	13	1,579	18,136	7.4%
2030	2	119	520	0.2%
2031	13	2,506	55,743	22.8%
2032	2	213	3,357	1.4%
2033	29	2,007	29,972	12.3%
2034	14	855	11,003	4.5%
Thereafter	47	4,374	59,548	24.5%
				100.0%

**Annualized Gross Rent refers to the amount of lease revenue that our portfolio would have generated in 2024 if all leases were in effect for the twelve-month calendar year, regardless of the commencement date, maturity date, or renewals.
The above table does not reflect purchase options. See Note 3 to the consolidated financial statements for discussion of purchase options.

The lease that expires in 2026 is the NHC lease, which covers three ILFs and 32 SNFs under a master lease. These facilities are leased to NHC under the terms of an amended master lease agreement that expires on December 31, 2026. There are two additional five-year renewal options at a fair rental value as negotiated between the parties. We have engaged Blueprint Healthcare Real Estate Advisors, a national advisory firm focused on skilled nursing and senior housing, to assist with underwriting, diligence, and market analysis with respect to the master lease renewal.

ITEM 3. LEGAL PROCEEDINGS

Healthcare facilities in our portfolio are subject to claims and suits in the ordinary course of business. Our managers, tenants and borrowers have indemnified, and are obligated to continue to indemnify us, against all liabilities arising from the operation of the facilities, and are further obligated to indemnify us against environmental or title problems affecting the real estate underlying such facilities. Such claims may include, among other things, professional liability and general liability claims, as well as regulatory proceedings related to our SHOP segment. While there may be lawsuits pending against us and certain of the managers, owners and/or tenants of the facilities, management believes that the ultimate resolution of all such pending proceedings will have no direct material adverse effect on our financial condition, results of operations or cash flows. See Note 9 to the consolidated financial statements in this Annual Report for further discussion of the Company’s legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s charter contains certain provisions which are designed to ensure that the Company’s status as a REIT is protected for federal income tax purposes. One of the provisions ensures that any transfer of shares which would cause NHI to be beneficially owned by fewer than 100 persons or would cause NHI to be “closely-held” under the Internal Revenue Code would be void which, subject to certain exceptions, result in no stockholder being allowed to own, either directly or indirectly pursuant to certain tax attribution rules, more than 9.9% of the Company’s common stock with the exception of prior agreements entered into in 1991 which were confirmed in writing in 2008 with the Company’s founders Dr. Carl E. Adams and Jennie Mae Adams and their lineal descendants. Based on these agreements, the ownership limit for all other stockholders is approximately 7.5%. If a stockholder’s stock ownership exceeds the limit, then such shares over the limit become “Excess Shares” within the meaning in the Company’s charter and lose rights to vote and receive dividends in certain situations. Our charter gives our Board of Directors broad powers to prohibit and rescind any attempted transfer in violation of the ownership limits. In addition, W. Andrew Adams’ Excess Holder Agreement also provides that he will not own shares of stock in any tenant of the Company if such ownership would cause the Company to constructively own more than a 9.9% interest in such tenant. The purpose of these provisions is to protect the Company’s status as a REIT for tax purposes.

In order to qualify for the beneficial tax treatment accorded to a REIT, we must make distributions to holders of our common stock on an annual basis equal to at least 90% of our REIT taxable income (excluding net capital gains), as defined in the Internal Revenue Code. Cash available for distribution to our stockholders is primarily derived from rental payments received under our leases and from interest payments received on our mortgage and other notes receivable. All distributions will be made by us at the discretion of the Board of Directors and will depend on our cash flow and earnings, our financial condition, covenants contained in our financing documents and such other factors as the Board of Directors deems relevant. Our REIT taxable income is calculated without reference to our cash flow. Therefore, under certain circumstances, our required distributions may exceed the cash available for distribution.

Our common stock is traded on the New York Stock Exchange under the symbol “NHI.” As of February 19, 2025, there were approximately 618 holders of record of shares and 59,262 beneficial owners of shares.

The following graph demonstrates the performance of the cumulative total return to the holders of our common stock during the previous five years in comparison to the cumulative total return on the MSCI US REIT Index and the Standard & Poor’s 500 Stock Index. The MSCI US REIT Index is a free float-adjusted market capitalization weighted index that is comprised of equity REIT securities. The MSCI US REIT Index includes securities with exposure to core real estate (e.g. residential and retail properties), as well as securities with exposure to other types of real estate (e.g. casinos and theaters).

	2019	2020	2021	2022	2023	2024
NHI	$100.00	$90.97	$80.40	$77.75	$88.93	$116.46
MSCI	$100.00	$92.43	$132.23	$99.82	$105.27	$105.27
S&P 500	$100.00	$118.40	$152.39	$124.79	$145.87	$145.87

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

Issuer Purchases of Equity Securities

None.

ITEM 6. RESERVED.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is based primarily on the consolidated financial statements of National Health Investors, Inc. for the periods presented and should be read together with the notes thereto contained in this Annual Report. Other important factors are identified in “Item 1. Business” and “Item 1A. Risk Factors” above. This section of this Annual Report generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Annual Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Executive Overview

National Health Investors, Inc., established in 1991 as a Maryland corporation, is a self-managed REIT specializing in sale-leaseback, joint venture, and mortgage and mezzanine financing of need-driven and discretionary senior housing and medical facility investments. We operate through two reportable segments: Real Estate Investments and SHOP. Our Real Estate Investments segment consists of real estate investments, leases, and mortgage and other notes receivable in ILFs, ALFs, EFCs, SLCs, SNFs and HOSPs. We fund our real estate investments primarily through: (1) operating cash flow, (2) debt offerings, including bank lines of credit and term debt, both unsecured and secured, and (3) the sale of equity securities. Our SHOP segment is comprised of two ventures that own the operations of 15 ILFs that provide residential living and other services for residents located throughout the United States that are operated on behalf of the Company by independent managers pursuant to the terms of separate management agreements that commenced April 1, 2022. The third-party managers, or related parties of the managers, own equity interests in the respective ventures.

Real Estate Investments

As of December 31, 2024, we had investments in real estate and mortgage and other notes receivable involving 188 facilities located in 31 states. These investments were comprised of 116 senior housing properties, 70 SNFs and two HOSPs, with an aggregate gross investment of approximately $2.6 billion, rented under primarily triple-net leases to 27 tenants, and with $289.2 million in aggregate carrying value of mortgage and other notes receivable, excluding an allowance for expected credit losses of $20.2 million, due from 17 borrowers.

We classify all of the properties in our Real Estate Investments segment as either senior housing or medical facilities. Because our leases represent different underlying revenue sources and result in differing risk profiles, we further classify our senior housing properties as either need-driven (ALFs and SLCs) or discretionary (ILFs and EFCs).

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

Medical Facilities within our Real Estate Investments segment receive payment primarily from Medicare, Medicaid and health insurance. These properties include SNFs and HOSPs that attract patients who have a need for acute or complex medical attention, preventative medicine, or rehabilitation services. Medical properties are subject to state and federal regulatory oversight and, in the case of hospitals, Joint Commission accreditation.

Senior Housing Operating Portfolio

Effective April 1, 2022, 15 senior housing ILFs were transferred from a triple-net lease to two separate ventures comprising our SHOP segment. These ventures, consolidated by the Company, are structured to comply with REIT requirements and utilize the TRS for activities that would otherwise be non-qualifying for REIT purposes. The properties are operated by two third-party property managers in exchange for a management fee, and as such, we are not directly exposed to the credit risk of the property managers in the same manner or to the same extent as we are to our triple-net tenants. However, we rely on the property managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our communities efficiently and effectively. We also rely on the property managers to set appropriate resident fees and otherwise operate our communities in compliance with the terms of our management agreements and all applicable laws and regulations. As of December 31, 2024, our SHOP segment consisted of 15 ILFs located in eight states with a combined 1,732 units.

The following tables summarize our portfolio, excluding $2.6 million for our corporate office and a credit loss reserve of $20.2 million, as of and for the year ended December 31, 2024 ($ in thousands):

Real Estate Investments and SHOP
	Properties	Beds/Units	NOI[1]	% Total	Gross Investment
Real Estate Properties
Senior Housing - Need-Driven
Assisted Living	80	4,468	$66,255	23.6%	$918,941
Senior Living Campus	8	995	14,180	5.0%	214,694
Total Senior Housing - Need-Driven	88	5,463	80,435	28.6%	1,133,635
Senior Housing - Discretionary
Independent Living	7	902	7,492	2.7%	108,561
Entrance-Fee Communities	11	2,943	62,689	22.3%	750,097
Total Senior Housing - Discretionary	18	3,845	70,181	25.0%	858,658
Total Senior Housing	106	9,308	150,616	53.6%	1,992,293
Medical Facilities
Skilled Nursing Facilities	65	8,524	82,262	29.2%	557,996
Hospital	1	64	4,218	1.5%	42,298
Total Medical Facilities	66	8,588	86,480	30.7%	600,294
Disposals			8,788	3.1%
Total Real Estate Properties	172	17,896	245,884	87.4%	2,592,587

Mortgage and Other Notes Receivable
Senior Housing - Need-Driven	9	754	6,424	2.3%	93,527
Senior Housing - Discretionary	1	251	2,418	0.9%	32,666
Skilled Nursing Facilities	5	611	3,218	1.1%	42,465
Hospital	1	36	128	—%	7,173
Other Notes Receivable	—	—	9,813	3.6%	113,344
Current Year Note Payoffs			1,242	0.4%	—
Total Mortgage and Other Notes Receivable	16	1,652	23,243	8.3%	289,175

SHOP
Independent Living	15	1,732	12,170	4.3%	358,378

Total	203	21,280	$281,297	100.0%	$3,240,140

[1]Excludes Non-segment/Corporate NOI

Portfolio Summary	Properties	NOI	% Portfolio	Gross Investment
Real Estate Properties	172	$245,884	87.4%	$2,592,587
Mortgage and Other Notes Receivable	16	23,243	8.3%	289,175
SHOP	15	12,170	4.3%	358,378
Total Portfolio	203	$281,297	100.0%	$3,240,140

Portfolio by Operator Type
Public	60	$70,029	24.9%	$480,022
National Chain (Privately Owned)	3	11,314	4.0%	172,385
Regional	118	175,356	62.3%	2,171,280
Small	7	2,549	1.0%	58,075
Disposals		8,788	3.1%
Current Year Note Payoffs		1,091	0.4%
Total Real Estate Investments Portfolio	188	269,127	95.7%	2,881,762
SHOP	15	12,170	4.3%	358,378
Total Portfolio	203	$281,297	100.0%	$3,240,140

As of December 31, 2024, our average effective annualized NOI for the lease properties in our Real Estate Investments segment was $9,917 per bed for SNFs, $14,315 per unit for SLCs, $17,627 per unit for ALFs, $8,281 per unit for ILFs, $21,633 per unit for EFCs, and $66,759 per bed for the HOSP. As of December 31, 2024, our average effective annualized NOI for the SHOP segment was $7,506 per unit.

Rent Concessions

During 2022, we granted approximately $9.3 million in rent concessions to tenants whose operations were adversely affected by COVID-19. These concessions were accounted for as variable lease payments, reducing rental income. Bickford accounted for $4.0 million of the concessions. There were no rent concessions accounted for as variable lease payments granted for the years ended December 31, 2024 or 2023.

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

Our significant accounting policies are discussed in Note 2 to our consolidated financial statements in this Annual Report. We believe the accounting estimates listed below are the most critical to fully understanding and evaluating our financial results, and require our most difficult, subjective or complex judgments.

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

Impairments of Real Estate Properties

We evaluate the recoverability of the carrying values of our properties on a property-by-property basis. We review each property for recoverability when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions, reclassification of real estate property as held for sale, or significant deterioration of the underlying cash flows of the property, indicate that the carrying amount of the property may not be recoverable. The need to recognize an impairment charge is based on estimated undiscounted future cash flows from a property compared to the carrying value of that property. Accordingly, management’s evaluation requires judgment to determine the existence of indicators of impairment and estimates of undiscounted cash flows. If recognition of an impairment charge is necessary, it is measured as the amount by which the carrying amount of the property exceeds the fair value of the property. Refer to Note 3 to our consolidated financial statements included in this Annual Report for more details.

There were no material changes in the accounting methodology we use to assess impairment charges during the year ended December 31, 2024. During the year ended December 31, 2024, we recorded impairment charges of approximately $0.7 million related to one property within the Real Estate Investments segment.

Lease Classification

Lease accounting standards require that, for purposes of lease classification, we assess whether the lease, by its terms, transfers substantially all of the fair value of the asset under lease. This consideration will drive accounting for the alternative classifications among operating, sales-type, or direct financing types of leases. For classification purposes, we distinguish cash flows that follow under terms of the lease from those that will be derived, subsequent to the lease, from the ultimate disposition or re-deployment of the asset. From this segregation of the sources of cash flow, we are able to establish whether the lease is, in essence, a sale or financing based on it having transferred substantially all of the fair value of the leased asset. Accordingly, management’s projected residual values represent significant assumptions in our accounting for leases.

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

The determination of fair value and whether a shortfall in operating revenues or the existence of operating losses is indicative of a loss in value involves significant judgment. Our estimates consider all available evidence including, as appropriate, the present value of the expected future cash flows discounted at market rates, general economic conditions and trends, the duration of the fair value deficiency, and any other relevant factors. When an economic downturn whose duration is expected to span a year or more is encountered, we consider projections about an expected economic recovery before we conclude that evidence of impairment exists. While we believe that the net carrying amounts of our mortgage and other notes receivable are realizable, it is possible that future events could require us to make significant adjustments or revisions to these estimates. For the year ended December 31, 2024, we recognized credit loss charges of $4.6 million. The credit loss reserve was increased by $3.6 million during the third quarter of 2024 related to the $14.5 million mezzanine loan due from SLM based upon further deterioration in SLM’s liquidity.

While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results. Our model utilizes estimates of probability of default and loss given default. We review our assumptions and adjust these estimates accordingly on a quarterly basis. A 10% increase or decrease in either the probability of default or loss given default would result in an additional provision or recovery of approximately $2.0 million.

2024 Activity

The following summarizes significant activity that occurred for the year ended December 31, 2024:

•Completed new real estate investments of approximately $160.3 million, for which the consideration included the conversion of a $22.2 million construction loan.

•Completed new mortgage notes receivable investments of $61.2 million.

•Amended a mezzanine loan with Capital Funding Group, Inc. in November 2024. Pursuant to the terms of the amended agreement, the loan increased from $25.0 million to $50.0 million. The loan bears interest at an annual rate of 10.0% and matures December 31, 2028.

•Amended the leases with Senior Living to extend the maturity dates by two years and to provide up to $10.0 million of capital improvements on various properties.

•Reset the combined rent for the Bickford leased portfolio effective April 1, 2024 was reset to $34.5 million per year with nominal increases through April 1, 2026. As part of the related lease amendments, we agreed to fund up to $8.0 million of capital improvements on various properties.

•Disposed of four facilities from our Real Estate Investments segment for aggregate net proceeds of $15.2 million, with an aggregate net real estate investment of $8.9 million.

•Transitioned three leased properties in our Real Estate Investments segment to new operators and wrote off to “Rental income” the straight-line rents receivable of approximately $1.6 million associated with two of the terminated leases.

•The SHOP segment NOI was $12.2 million.

•Amended and restated our unsecured revolving credit agreement in October 2024 to extend the maturity date of the Credit Facility to October 2028.

•Repaid $75.0 million of private placement notes.

•Partially settled our forward equity sale agreements, entered into August 2024, in the fourth quarter by issuing 1.8 million shares of common stock for net proceeds of $122.4 million.

•Issued 0.3 million shares of common stock in the fourth quarter through the ATM forward sale program with an average price of $75.22, resulting in net proceeds of approximately $20.0 million.

During the year ended December 31, 2024, we completed or committed to the following real estate acquisitions and mortgage notes receivable investments within our Real Estate Investments segment ($ in thousands):

	Date	Properties	Asset Class	Amount
Real Estate Investments
Encore Senior Living	Q2 2024	1	ALF	$32,050
Spring Arbor	Q4 2024	10	ALF	121,322
William James Group, LLC	Q4 2024	1	ALF	6,940

Mortgage Note Investments
Carriage Crossing	Q1 2024	1	ALF	15,000
Compass Senior Living	Q2 2024	2	ALF	9,500
The Sanders Trust, LLC	Q3 2024	1	HOSP	27,720
Mainstay Healthcare Maitland, LLC[1]	Q4 2024	1	SLC	9,000
				$221,532

1A portion of the aggregate financing of approximately $9.4 million, net of discounts, on a property disposition.

In June 2024, we acquired a 110-unit ALF located in Sussex, Wisconsin, from Encore Senior Living. The acquisition price was $32.1 million, including $0.1 million in closing costs, and the cancellation of an outstanding construction note receivable held by us of $22.2 million including interest. We added the facility to an existing master lease with Encore Senior Living for a term of 15 years at an initial lease rate of 8.25% and annual escalators of 2.21%.

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

In December 2024, we acquired an assisted living and memory care community located in Georgia for a total purchase price of $6.9 million, including $0.1 million in closing costs. We added the facility to an existing 10-year master lease, which includes two five-year extension options, at an initial lease rate of 8.5% with fixed annual escalators of 2%.

In February 2024, we funded $15.0 million on a mortgage note receivable with Carriage Crossing Senior Living Bloomington (“Carriage Crossing”), with an additional $2.0 million available to be funded contingent upon the performance of facility operations until March 31, 2027. The five-year loan agreement provides for an annual interest rate of 8.75% and two one-year extensions with an option for the Company to purchase the facility after February 2026

In June 2024, we funded $9.5 million on a mortgage note receivable secured by two facilities with Compass Senior Living, LLC. The five-year loan agreement provides for an annual interest rate of 8.5% with an option for the Company to purchase one or both facilities after July 2026.

In August 2024, we entered into an agreement to fund up to $27.7 million on a construction loan with TST Lake City IRF, LLC for the development of an in-patient rehabilitation facility to be located in Lake City, Florida. The four-year loan agreement provides for an annual interest rate of 9.0% and two one-year extensions. As of December 31, 2024, $7.4 million was outstanding on the loan.

In November 2024, we amended a mezzanine loan with Capital Funding Group, Inc. Pursuant to the terms of the related amended loan agreement, the loan balance increased from $25.0 million to $50.0 million. The loan bears interest at an annual rate of 10.0% and matures on December 31, 2028.

In December 2024, we provided aggregate financing to affiliates of Mainstay Healthcare in connection with its acquisition of an SLC, of approximately $9.4 million, net of discounts, in the form of mortgage and other notes receivable, which is included in net proceeds. See “2024 Assets Dispositions” table below.

2025 Acquisitions and New Leases of Real Estate

In January 2025, we acquired a 109-unit assisted living and memory care community in Montrose, Colorado. The acquisition price was $21.2 million, including $0.2 million in closing costs. The 10-year lease, which includes two five-year extension options, has an initial lease rate of 8.0% with fixed annual escalators of 2%.

Asset Dispositions

During the year ended December 31, 2024, we completed the following real estate property dispositions within our Real Estate Investments segment ($ in thousands):

Operator	Date	Properties	Asset Class	Net Proceeds	Net Real Estate Investment	Gain
Senior Living Management	Q2 2024	2	ALF	$4,658	$3,240	$1,418
Bickford Senior Living[1]	Q4 2024	1	ALF	790	665	125
Senior Living Management[2]	Q4 2024	1	ALF	9,731	5,004	4,727
				$15,179	$8,909	$6,270

1Total aggregate impairment charges previously recognized on the property were $0.7 million and $1.2 million for the years ended December 31, 2024 and 2023, respectively.
2The Company provided aggregate financing of approximately $9.4 million, net of discounts, on the transaction in the form of mortgage and notes receivable, which is included in net proceeds.

Total rental income related to the disposed properties was $1.3 million, $2.6 million and $1.0 million for years ended December 31, 2024, 2023 and 2022, respectively.

Assets Held for Sale and Long-Lived Assets

During the year ended December 31, 2024, we recorded impairment charges of approximately $0.7 million for one property sold in the fourth quarter of 2024 in our Real Estate Investments segment. During the year ended December 31, 2023, we recorded impairment charges of approximately $1.6 million for four properties of which $0.5 million related to three properties either sold or classified as assets held for sale in our Real Estate Investments segment. Impairment charges are included in “Loan and realty losses, net” in the Consolidated Statements of Income.

We lease a SLC that is subject to an outstanding purchase and sale agreement which provides for the tenant to acquire the property for approximately $38.5 million. The purchase and sale agreement, as amended, expires in June 2025. The property continues to be classified as held and used and is leased pursuant to the existing triple-net lease that generates approximately $2.8 million in annual rent and expires in July 2027. The property will be reclassified to assets held for sale when the sale becomes probable, including when the tenant demonstrates its ability to obtain sufficient financing to close on the sale of the property within the terms of the purchase and sale agreement. The property had a net investment of $19.1 million as of December 31, 2024.

Tenant Purchase Options

Certain of our leases contain purchase options allowing tenants to acquire the leased properties. A summary of these tenant options is presented below ($ in thousands):

Asset	Number of	Lease	1st Option	Option	Contractual Rent For Year Ended
Type	Properties	Expiration	Open Year	Basis[1]	December 31, 2024
SHO	2	May 2035	2027	i	$6,274
SNF	1	September 2028	2028	ii	$522
SNF	1	April 2032	2031	iii	$2,607
1 Tenant purchase options generally give the lessee an option to purchase the underlying property for consideration determined by (i) a fixed base price plus a specified share in any appreciation; (ii) a fixed base price; or (iii) a fixed minimum internal rate of return on our investment.

We cannot reasonably estimate at this time the probability that any purchase options will be exercised in the future. Consideration to be received from the exercise of any tenant purchase option is expected to exceed our net investment in the leased property or properties.

Other

Our leases for real estate are typically structured as “triple-net leases” on single-tenant properties having an initial leasehold term of 10 to 15 years with one or more five-year renewal options. As such, there may be reporting periods in which we experience few, if any, lease renewals or expirations. During the year ended December 31, 2024, we did not have any significant renewing or expiring leases. Most of our existing leases contain annual escalators in rent payments. For financial statement purposes, rental income is recognized on a straight-line basis over the term of the lease.

Tenant Transitions

In addition to the ALF previously leased to SLM that was transitioned as discussed below, we transitioned an SNF in Wisconsin and an ALF in Alabama to new operators in 2024. We wrote off to “Rental income” the straight-line rents receivable of approximately $1.6 million associated with two of the terminated leases.

Tenant Concentration

As discussed in Note 3 to the consolidated financial statements included in this Annual Report, we have three tenants (including their affiliated entities, which are the legal tenants) from whom we individually derive at least 10% of our total revenues.

Cash Basis Operators

We had three operators on the cash basis of accounting for revenue recognition for their leasing arrangements based on our assessment of each tenant’s ability to satisfy its contractual obligations as of December 31, 2024. Cash rents received from these tenants for the years ended December 31, 2024, 2023 and 2022 were as follows ($ in thousands):

	Year Ended December 31,
	2024	2023	2022
Bickford[1,2]	$38,971	$33,352	$27,650
All others[3]	11,010	12,444	7,681
Total cash rent received from cash basis operators	$49,981	$45,796	$35,331

1Excludes $2.5 million and $3.0 million of rental income related to the reduction of rent deferrals recognized in connection with the acquisition of two ALFs located in Virginia from Bickford for the years ended December 31, 2023 and 2022, respectively.

2Excludes the impact of write-offs of $18.1 million in total straight-line rents receivable and $7.1 million of lease incentives during the year ended December 31, 2022.
3Excludes the impact of write-offs of $9.0 million in total straight-line rents receivable during the year ended December 31, 2022.

Included in rental income are amounts received from prior rent deferrals granted to cash basis tenants totaling $9.0 million, $2.8 million and $0.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Senior Living Management

In 2022, we converted the four properties leased to SLM to the cash basis of accounting. In late September 2024, SLM notified us that ongoing liquidity constraints raised doubts about SLM’s ability to sustain its operations and pay its contractual rent and interest obligations prospectively. In the fourth quarter of 2024, one property was transitioned to a new operator under a new lease agreement, as previously planned, one property classified as assets held for sale in 2023 was sold, and the remaining two leased properties with a net book value of $6.8 million as of December 31, 2024, were transitioned pursuant to interim management agreements and were subsequently transitioned to the interim manager pursuant to a new triple-net lease in January 2025.

Total cash rent received from SLM recognized for the years ended December 31, 2024, 2023 and 2022 was $2.7 million, $5.4 million and $3.7 million, respectively. Reference Note 4 for further discussion on the two non-performing notes receivable from SLM.

Occupancy

The following table summarizes the average portfolio occupancy for Senior Living, Bickford and SHOP for the periods indicated, excluding development properties in operation less than 24 months, notes receivable, and properties transitioned to new tenants or disposed of.

	Properties	4Q23	1Q24	2Q24	3Q24	4Q24	January 2025
Senior Living Same-Store	9	83.0%	83.4%	83.9%	84.1%	84.8%	85.7%
Senior Living	10	82.4%	82.8%	83.1%	83.0%	83.8%	84.7%
Bickford Same-Store[1]	37	84.7%	85.4%	85.0%	85.8%	86.9%	85.5%
Bickford[2]	38	85.1%	85.8%	85.4%	86.2%	87.3%	85.9%
SHOP	15	83.2%	85.3%	87.0%	88.6%	89.4%	89.6%

1All prior periods restated for the sale of an ALF in Indiana that occurred in October 2024.
2Includes the Chesapeake, Virginia building which opened in the second quarter of 2022. NHI exercised its purchase option in February 2023.

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

The results of our coverage ratio analysis are presented below on a trailing twelve-month basis, as of September 30, 2024 and 2023 (the most recent periods available).

NHI Real Estate Investments Portfolio[1]

Property Type	SHO	SNF	MEDICAL NON-SNF	TOTAL
Properties	101	68	1	170
3Q23 Coverage	1.33x	2.72x	3.05x	1.86x
3Q23 Occupancy	83.9%	80.1%	77.9%	81.9%
3Q24 Coverage	1.55x	3.05x	3.04x	2.11x
3Q24 Occupancy	85.6%	82.8%	78.8%	84.2%

Property Class	Need Driven	Need Driven excl. Bickford	Discretionary	Discretionary excl. Senior Living	Medical	Medical excl. NHC
Properties	87	49	14	5	69	34
3Q23 Coverage	1.26x	1.07x	1.41x	1.38x	2.74x	2.11x
3Q23 Occupancy	84.3%	85.1%	83.3%	84.1%	80.0%	72.9%
3Q24 Coverage	1.41x	1.22x	1.70x	2.01x	3.05x	2.19x
3Q24 Occupancy	85.9%	86.1%	85.1%	87.6%	82.8%	75.9%

Customers	NHC[2]	Senior Living[3]	Bickford[3]
Properties	35	10	38
3Q23 Coverage	3.54x	1.39x	1.56x
3Q23 Occupancy	86.0%	82.1%	83.0%
3Q24 Coverage	4.13x	1.56x	1.70x
3Q24 Occupancy	88.5%	82.8%	85.6%

1All tables based on trailing 12 months; excludes transitioned properties under cash-flow based leases, loans, and mortgages; excludes development and lease up properties in operation less than 24 months; and includes proforma cash rent for stabilized acquisitions in the portfolio less than 24 months.
2 NHC Fixed Charge Coverage Ratio and displayed occupancies are on corporate-level. The occupancies are for the SNF portfolio only as can be seen in NHC’s public filings.
3 There are no longer any significant paycheck protection program funds included in any of the coverages above. Senior Living operates nine discretionary CCRC properties and one need-driven assisted living community. Bickford pro forma coverages at the increased rent, effective April 2024, are 1.63x for the trailing twelve months ending September 30, 2024 and 1.41x for the trailing twelve months ending September 20, 2023.

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

As of December 31, 2024 and 2023, we had three loans designated as non-performing including a mortgage note receivable of $10.0 million and a mezzanine loan of $14.5 million due from affiliates of SLM. As of December 31, 2023, we had designated an additional mortgage note receivable of $2.1 million, due from Bickford, as non-performing. In the fourth quarter of 2024, we received $0.7 million to settle this mortgage note receivable upon sale of the underlying property securing the loan. We executed a new unsecured loan with Bickford for the remaining balance of the mortgage loan of approximately $1.4 million, on which we maintain a full reserve.

We have established a reserve for estimated credit losses of $20.2 million and a liability of $0.1 million for estimated credit losses on unfunded loan commitments as of December 31, 2024. The provision for expected credit losses, reflected in “Loan and realty losses, net” on the Consolidated Statements of Income, totaled $4.64 million, $(0.3) million and $10.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. We evaluate the reserves for estimated credit losses on a quarterly basis and make adjustments based on current circumstances as considered necessary.

Our consolidated financial statements for the year ended December 31, 2024 reflect impairment charges of our long-lived assets of approximately $0.7 million. We reduced the carrying value of any impaired properties to estimated fair values, or with respect to the properties classified as held for sale, to estimated fair value less estimated transactions costs. We have no significant intangible assets currently recorded on our Consolidated Balance Sheet as of December 31, 2024, that would require assessment for impairment.

We believe that the carrying amounts of our real estate properties are recoverable and that mortgage and other notes receivables, net of reserves, are realizable and supported by the value of the underlying collateral. However, it is possible that future events could require us to make additional significant adjustments to these carrying amounts. Refer to Notes 3 and 4 to the consolidated financial statements included in this Annual Report for more information.

Results of Operations

The significant items affecting revenues and expenses are described below ($ in thousands):

	Years Ended
	December 31,		Period Change
	2024	2023	$	%
Revenues:
Rental income
ALFs leased to Bickford	$38,779	$34,821	$3,958	11.4%
ALFs leased to Encore Senior Living	7,133	3,670	3,463	94.4%
ALFs leased to Spring Arbor	2,302	—	2,302	NM
Other new and existing leases	187,079	188,859	(1,780)	(0.9)%
Disposals	10,453	5,924	4,529	76.5%
	245,746	233,274	12,472	5.3%
Straight-line rent adjustments, new and existing leases	3,031	6,961	(3,930)	(56.5)%
Amortization of lease incentives	(2,893)	(2,521)	(372)	14.8%
Escrow funds received from tenants for property operating expenses	11,165	11,513	(348)	(3.0)%
Total Rental Income	257,049	249,227	7,822	3.1%
Resident fees and services	54,421	48,809	5,612	11.5%
Interest income from mortgage and other notes receivable
Capital Funding Group	6,068	4,459	1,609	36.1%
Carriage Crossing	1,168	—	1,168	NM
Encore Senior Living	2,327	4,016	(1,689)	(42.1)%
Mortgage loan payoffs	1,242	225	1,017	NM
Other existing mortgages and notes	12,438	12,748	(310)	(2.4)%
Total Interest Income from Mortgage and Other Notes Receivable	23,243	21,448	1,795	8.4%
Other income	468	351	117	33.3%
Total Revenue	335,181	319,835	15,346	4.8%
Expenses:
Depreciation
ALFs leased to Bickford Senior Living	10,959	11,179	(220)	(2.0)%
ALFs leased to Discovery Senior Living	4,947	5,234	(287)	(5.5)%
SHOP depreciation	10,157	9,158	999	10.9%
Disposals	1,876	268	1,608	NM
Other new and existing assets	43,504	44,134	(630)	(1.4)%
Total Depreciation	71,443	69,973	1,470	2.1%
Interest	59,903	58,160	1,743	3.0%
Senior housing operating expenses	42,251	39,587	2,664	6.7%
Legal	1,052	507	545	NM
Franchise, excise and other taxes	38	449	(411)	(91.5)%
Taxes and insurance on leased properties	11,165	11,513	(348)	(3.0)%
Loan and realty losses, net	5,295	1,376	3,919	NM
General and administrative	20,736	19,314	1,422	7.4%
	211,883	200,879	11,004	5.5%
Gain on operations transfer, net	—	20	(20)	(100.0)%
Loss on early retirement of debt	—	(73)	73	(100.0)%
Gains from equity method investment	402	555	(153)	(27.6)%
Gains on sales of real estate	6,678	14,721	(8,043)	(54.6)%
Gain on forward equity sale agreement, net	6,261	—	6,261	NM
Other income	—	202	(202)	(100.0)%

Net income	136,639	134,381	2,258	1.7%
Add: net loss attributable to noncontrolling interests	1,346	1,273	73	5.7%
Net income attributable to stockholders	137,985	135,654	2,331	1.7%
Less: net income attributable to unvested restricted stock awards	(118)	(57)	(61)	NM
Net income attributable to common stockholders	$137,867	$135,597	$2,270	1.7%

NM - not meaningful

Financial highlights for the year ended December 31, 2024, compared to 2023, were as follows:

•Rental income recognized from our tenants increased $7.8 million, or 3.1%, primarily as a result of an increase in rent received from cash basis tenants of approximately $4.2 million, an increase in NHC’s percentage rent and new investments funded since December 2023, partially offset by properties disposed of since December 2023. Included in rental income for the year ended December 31, 2024 is a write-off of a straight-line rents receivable of approximately $1.6 million related to the termination and re-tenanting of two properties. See Note 3 to the condensed consolidated financial statements included in this Annual Report.

•Resident fees and services less senior housing operating expenses increased $2.9 million, or 32%, primarily due to increased revenues from higher occupancy in our SHOP segment in the current period. See Note 5 to the consolidated financial statements included in this Annual Report.

•Funds received for reimbursement of property operating expenses totaled $11.2 million for the year ended December 31, 2024, and are reflected as a component of rental income. These property operating expenses are recognized in operating expenses in the line item “Taxes and insurance on leased properties” in the Consolidated Statements of Income. The decrease in the reimbursement income and corresponding property expenses is the result of decreased amounts received from tenants and expenses paid on their behalf in the current year.

•Interest income from mortgage and other notes receivable increased $1.8 million, or 8.4%, primarily due to new and existing loan fundings, net of paydowns on loans.

•Depreciation expense increased $1.5 million, or 2.1%, primarily as a result of acquisitions of approximately $160.3 million since December 31, 2023.

•Interest expense increased $1.7 million, or 3.0%, primarily due to higher average interest rates and borrowings on the Credit Facility, offset by partial repayments on term loans.

•Franchise, excise and other taxes decreased $0.4 million due to the timing of $0.5 million in refunds received.

•Loan and realty losses, net increased $3.9 million primarily associated with the increase of the credit loss reserve of $4.6 million and real estate impairment charges of $0.7 million on one property in our Real Estate Investments segment for the year ended December 31, 2024, as described under the heading “Assets Held for Sale and Impairments of Long-Lived Assets” in Note 3 to the consolidated financial statements. For the year ended December 31, 2023, we recorded impairment charges on four real estate properties of $1.6 million and the credit loss reserve was decreased by $0.3 million.

•Gains on sales of real estate decreased $8.0 million, for the year ended December 31, 2024, compared to the prior year. For the year ended December 31, 2024, we recorded $6.7 million in gains primarily from dispositions of real estate assets as described under “Asset Dispositions” in Note 3 to the consolidated financial statements included in this Annual Report. For the year ended December 31, 2023, we sold 12 properties generating gains on sales of real estate totaling $14.7 million.

•Gain on forward equity sale agreement, net of $6.3 million for the year ended December 31, 2024, represents the period a forward sale agreement under our ATM equity program did not qualify for equity treatment in accordance with ASC 815-40.

Liquidity and Capital Resources

At December 31, 2024, we had $368.8 million available to draw on our $700.0 million unsecured revolving Credit Facility, $24.3 million in unrestricted cash and cash equivalents, the ability to access approximately $64.9 million of undrawn net proceeds through forward sale agreements executed in August 2024, and the potential to access $480.0 million through the issuance of common stock under the Company’s ATM equity program. In addition, the Company maintains an effective automatic shelf registration statement through which capital could be raised via the issuance of debt and/or equity securities.

Sources and Uses of Funds

Our primary sources of cash include rent payments, receipts from residents, principal and interest payments on mortgage and other notes receivable, proceeds from the sales of real property, net proceeds from offerings of equity securities and borrowings from our loans and Credit Facility. Our primary uses of cash include debt service payments (both principal and interest), new investments in real estate and notes receivable, dividend distributions to our stockholders, operating expenses for SHOP and general corporate overhead.

These sources and uses of cash are reflected in our Consolidated Statements of Cash Flows as summarized below ($ in thousands):

	Year Ended		One Year Change
	12/31/2024	12/31/2023	$	%
Cash and cash equivalents and restricted cash, January 1	$24,617	$21,516	$3,101	14.4%
Net cash provided by operating activities	207,768	184,450	23,318	12.6%
Net cash (used in) provided by investing activities	(192,315)	(11,630)	(180,685)	NM
Net cash used in financing activities	(13,568)	(169,719)	156,151	(92.0)%
Cash and cash equivalents and restricted cash, December 31	$26,502	$24,617	$1,885	7.7%

NM - Not Meaningful

Operating Activities – Net cash provided by operating activities for the year ended December 31, 2024, which includes new investments completed, the SHOP ventures, lease payment collections arising from escalators on existing leases and interest payments on new real estate and note investments completed, increased $23.3 million from the year ended December 31, 2023.

Investing Activities – Net cash used in investing activities for the year ended December 31, 2024 was comprised primarily of $218.3 million of investments in mortgage and other notes receivable and renovations and acquisitions of real estate and equipment, offset by the collection of principal on mortgage and other notes receivable of $19.4 million and proceeds from the sales of real estate of approximately $6.2 million.

Financing Activities – Net cash used in financing activities for the year ended December 31, 2024 differs from the same period in 2023 primarily as a result of an increase of approximately $142.4 million in proceeds from equity offering, an approximately $23.2 million increase in net borrowings, and a decrease of $1.8 million in proceeds from noncontrolling interests, offset by an increase in debt issuance cost of $0.7 million and an increase of $0.9 million in equity issuance costs.

Debt Obligations

As of December 31, 2024, we had outstanding net debt of $1.1 billion. Reference Note 8 to the consolidated financial statements included in this Annual Report for additional information about our outstanding indebtedness. Also, reference “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report for more details on our indebtedness and the impact of interest rate risk.

Credit Facility - We have a $700.0 million unsecured revolving Credit Facility, which was amended and restated on October 24, 2024 to extend the maturity date from March 2026 to October 2028, which may be further extended by us pursuant to (i) one or both of the two six-month extension options or (ii) one twelve-month extension option. Borrowings under the Credit Facility bear interest, at our election, at one of the following (a) Term Secured Overnight Financing Rate (“SOFR”) (plus a credit spread adjustment) plus a margin ranging from 0.725% to 1.40%, (b) Daily SOFR (plus a credit spread adjustment) plus a margin ranging from 0.725% to 1.40% or (c) the base rate plus a margin ranging from 0.00% to 0.40%. In each election, the actual margin is determined according to our credit ratings. The base rate means, for any day, a fluctuating rate per annum equal to the highest of (x) the agent’s prime rate, (y) the federal funds rate on such day plus 0.50% or (z) the adjusted Term SOFR for a one-month tenor in effect on such day plus 1.0%. In addition, the Credit Facility requires a facility fee equal to 0.125% to 0.30%, based on our credit rating on the $700.0 million committed capacity, without regard to usage. We expensed approximately, $0.2 million of unamortized loan costs and incurred approximately $3.6 million in costs capitalized related to the Credit Facility during the year ended December 31, 2024.

The Credit Facility requires that we calculate specified financial statement metrics and meet or exceed a variety of financial ratios, which are usual and customary in nature. These ratios are calculated quarterly and as of December 31, 2024, we were within required limits. The calculation of our leverage ratio involves intermediate determinations of our “total indebtedness” and of our “total asset value,” as defined in the Credit Facility.

We have a $200.0 million term loan (the “2025 Term Loan”) that matures in June 2025 and bears interest at a variable rate which is SOFR-based with a margin determined according to our credit ratings plus a 0.10% credit spread adjustment. Concurrently with the amendment and restatement of the Credit Facility, we amended the terms of the term loan agreement for the 2025 Term Loans to, among other things, modify the representations, covenants, financial covenants, and events of default to align with the same provisions in the Credit Facility.

As of December 31, 2024, the Credit Facility and 2025 Term Loan bore interest at a rate of one-month Term SOFR (plus a 10 bps spread adjustment) plus 105 bps and 125 bps, based on our debt ratings, or 5.75% and 5.95%, respectively. The facility fee for the Credit Facility was 25 bps per annum. At January 31, 2025, $372.7 million was outstanding under the Credit Facility.

In September 2024, we repaid upon maturity the $75.0 million of private placement notes primarily with proceeds from the Credit Facility.

Interest Rate Schedule

The current SOFR spreads and facility fee for our Credit Facility and 2025 Term Loan reflect our ratings compliance based on the applicable margin for SOFR loans at a debt rating of BBB-/Baa3 in the Interest Rate Schedule provided below in summary format:

	SOFR Spread
Debt Ratings	Credit Facility	Credit Facility Fee	2025 Term Loan
A+/A1	0.725%	0.125%	0.75%
A/A2	0.725%	0.125%	0.80%
A-/A3	0.725%	0.125%	0.85%
BBB+/Baa1	0.775%	0.150%	0.90%
BBB/Baa2	0.850%	0.200%	1.00%
BBB-/Baa3	1.050%	0.250%	1.25%
Lower than BBB-/Baa3	1.400%	0.300%	1.65%

If our credit rating from at least two credit rating agencies is downgraded below “BBB-/Baa3”, the debt under our debt agreements will be subject to defined increases in interest rates and fees.

2031 Senior Notes - In January 2021, we issued $400.0 million in aggregate principal amount of 3.00% senior notes that mature on February 1, 2031 and pay interest semi-annually (the “2031 Senior Notes”). The 2031 Senior Notes were sold at an issue price of 99.196% of face value before the underwriters’ discount. Our net proceeds from the 2031 Senior Notes offering, after deducting underwriting discounts and expenses, were approximately $392.3 million. The 2031 Senior Notes are subject to affirmative and negative covenants, with which we were in compliance at December 31, 2024.

When we take on new debt or when we modify or replace existing debt, we incur debt issuance costs. These costs are subject to amortization over the term of the new debt instrument and may result in the write-off of fees associated with debt which has been replaced or modified.

Debt Maturities - Reference Note 8, Debt to the consolidated financial statements included in this report for more information on our debt maturities.

Credit Ratings - Moody's Investors Services reaffirmed its credit rating and a senior unsecured debt rating of Baa3 and “Stable” outlook on the Company on November 1, 2024. Fitch reaffirmed its public issuer credit rating of BBB- and “Stable” outlook on the Company on April 5, 2024 and S&P Global reaffirmed its BBB- rating and “Stable” outlook on the Company on October 16, 2024. Our unsecured private placement note agreements include a rate increase provision that is effective if any rating agency lowers our credit rating below investment grade and our compliance leverage increases to 50% or more. Any reduction in outlook or downgrade in our credit ratings from the rating agencies could negatively impact our costs of borrowings.

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

We calculate our fixed charge coverage ratio as approximately 4.6x for the year ended December 31, 2024 (see our discussion under the heading “Adjusted EBITDA” including a reconciliation to our net income in this Annual Report). Giving effect to significant acquisitions, financings, disposals and payoffs on an annualized basis, our consolidated net debt to Adjusted EBITDA ratio is approximately 4.1x for the year ended December 31, 2024 ($ in thousands):

Consolidated Total Debt	$1,146,041
Less: cash and cash equivalents	(24,289)
Consolidated Net Debt	$1,121,752

Adjusted EBITDA	$262,550
Annualized impact of recent investments, disposals and payoffs	12,962
$275,512

Consolidated Net Debt to Adjusted EBITDA	4.1x

Supplemental Guarantor Financial Information

The Company’s $700.0 million Credit Facility, $200.0 million 2025 Term Loan, unsecured private placement notes with an aggregate principal amount of $150.0 million, and 2031 Senior Notes with an aggregate principal of $400.0 million are fully and unconditionally guaranteed on a senior unsecured basis by each of the Company’s subsidiaries, except for certain excluded subsidiaries (“Guarantors”). The Guarantors are either owned, or controlled by, or are affiliates of the Company.

The following tables present summarized financial information for the Company and the Guarantors, on a combined basis after eliminating (i) intercompany transactions and balances among the Guarantors and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor ($ in thousands):

As of
December 31, 2024
Real estate properties, net	$1,939,356
Other assets, net	382,469
Note receivable due from non-guarantor subsidiary	82,414
Totals assets	$2,404,239

Debt	$1,070,262
Other liabilities	79,971
Total liabilities	$1,150,233

Redeemable noncontrolling interest	$9,790
Noncontrolling interest	$788

Year Ended
December 31, 2024
Revenues	$305,436
Interest revenue on note due from non-guarantor subsidiary	5,689
Expenses	192,662
Gain from equity method investee	402
Gains on sales of real estate	6,678
Gain on forward equity sale agreement, net	6,261
Net income	$131,804
Net income attributable to NHI and the subsidiary guarantors	$133,150

Equity

At December 31, 2024, we had 45,687,942 shares of common stock outstanding with a market value of $3.2 billion. Equity on our Consolidated Balance Sheet totaled $1.4 billion at December 31, 2024.

Share Repurchase Plan - On February 16, 2024, our Board of Directors renewed our stock repurchase plan (the “Repurchase Plan”) pursuant to which we may repurchase up to $160.0 million in shares of our issued and outstanding common stock. The Repurchase Plan, which was effective for a period of one year, expired in February 2025. Under the Repurchase Plan, shares could be repurchased from time-to-time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with the terms of Rule 10b-18 of the Exchange Act and repurchases were made in accordance with all applicable laws and regulations in effect. No common stock was repurchased under the Repurchase Plan during the year ended December 31, 2024.
Dividends - Our Board of Directors approves a regular quarterly dividend which is reflective of expected taxable income on a recurring basis. Taxable income is determined in accordance with the Internal Revenue Code and differs from net income for financial statements purposes determined in accordance with U.S. generally accepted accounting principles (“GAAP”). Our Board of Directors has historically directed the Company towards maintaining a strong consolidated balance sheet. Therefore, we consider the competing interests of short and long-term debt (interest rates, maturities and other terms) versus the higher cost of new equity, and we accept some level of risk associated with leveraging our investments. We intend to continue to make new investments that meet our underwriting criteria and where the spreads over our cost of equity and debt capital on a leverage neutral basis will generate sufficient returns to our stockholders. We do not expect to utilize borrowings to satisfy the payment of dividends and project that cash flows from operations will be adequate to fund dividends at the current rate.

We intend to comply with REIT dividend requirements that we distribute at least 90% of our annual taxable income for the year ended December 31, 2024 and thereafter. Historically, the Company has distributed at least 100% of annual taxable income. Dividends declared for the fourth quarter of each fiscal year are paid by the end of the following January and are, with some exceptions, treated for tax purposes as having been paid in the fiscal year just ended as provided in Section 857(b)(9) of the Internal Revenue Code.

Our aggregate dividends per share for the last three years are as follows:

2024	2023	2022
$3.60	$3.60	$3.60

Forward Sale Agreements - In August 2024, we entered into forward equity sale agreements with financial institutions to sell up to an aggregate of approximately 2.8 million shares of common stock, at an initial forward price of $68.40 per share, pursuant to which the financial institutions borrowed and sold these shares of common stock in a public offering. We did not receive any proceeds from the sale of the shares of common stock by the forward purchasers at the time of the offering. The net forward sale price that we were to receive upon physical settlement of the forward sale agreements is subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, and (ii) scheduled dividends during the term of the forward sale agreement.

In the fourth quarter of 2024, we partially settled the forward equity sale agreements by issuing 1.8 million shares of common stock for net proceeds of $122.4 million which were used to pay down amounts outstanding on the Credit Facility. As of December 31, 2024, the remaining 1.0 million shares of common stock were available for settlement for proceeds of approximately $64.9 million at a forward price of $67.65.
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

At-the-Market (ATM) Equity Program - We maintain an ATM equity program which allows us to sell our common stock directly into the market and have entered into an ATM equity offering sales agreement pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $500.0 million of the Company’s common stock. The ATM equity program has a forward sale provision which allows us to sell shares of common stock to forward purchasers at a predetermined price at a future date (“the ATM forward sale agreements”). During the year ended December 31, 2024, we issued approximately 0.3 million shares of common stock through the ATM forward sale agreements with an average price of $75.22, resulting in net proceeds of approximately $20.0 million. As of December 31, 2024, the remaining approximately 0.7 million shares of common stock were available for settlement for proceeds of approximately $53.8 million at a forward price of $74.36. The net forward sale price that we are to receive upon physical settlement of the ATM forward sale agreement is subject to further adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, and (ii) scheduled dividends during the term of the ATM forward sale agreement. No shares were sold under the ATM equity program during the year ended December 31, 2023.

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

Material Cash Requirements

We had approximately $10.8 million in cash and cash equivalents on hand and $327.3 million in availability under the Credit Facility as of January 31, 2025. Our expected material cash requirements for the twelve months ended December 31, 2025 and thereafter consist of long-term debt maturities; interest on long-term debt; and contractually obligated expenditures. We expect to meet our short-term liquidity needs largely through cash generated from operations and borrowings under the Credit Facility (refer to the “Credit Facility” discussion above) drawdowns on forward sale agreements of our common stock, and sales from real estate investments, although we may choose to seek alternative sources of liquidity. Should we have additional liquidity needs, we believe that we could access long-term financing in the debt and equity capital markets.

The following table summarizes information as of December 31, 2024 related to our material cash requirements ($ in thousands):

	Total	Twelve Months Ended December 31, 2025	Thereafter

Debt maturities	$1,157,015	$325,815	$831,200
Interest payments	169,940	45,584	124,356
Construction and loan commitments	85,117	35,890	49,227
	$1,412,072	$407,289	$1,004,783

Our debt maturities in 2025 are comprised primarily of $275.8 million term loans due in the second and third quarters of 2025.

We believe our current liquidity position, supplemented by our ability to generate positive cash flows from operations in the future, and our low net leverage will be sufficient to meet all of our short-term and long-term financial commitments.

Loan and Development Commitments and Contingencies

The following tables summarize information as of December 31, 2024 related to our outstanding commitments and contingencies, which are more fully described in the notes to the consolidated financial statements ($ in thousands):

	Asset Class	Type	Total	Funded	Remaining
Loan Commitments:
Encore Senior Living	SHO	Construction	$28,525	$(28,458)	$67
Senior Living	SHO	Revolving Credit	20,000	(11,250)	8,750
Timber Ridge OpCo	SHO	Working Capital	5,000	—	5,000
Watermark Retirement	SHO	Working Capital	5,000	(3,226)	1,774
Montecito Medical Real Estate	MOB	Mezzanine Loan	50,000	(20,389)	29,611
Carriage Crossing[1]	SHO	Mortgage	2,000	—	2,000
The Sanders Group	HOSP	Construction	27,720	(7,422)	20,298
			$138,245	$(70,745)	$67,500
1 Funding contingent upon the performance of facility operations.

See Note 4 to our consolidated financial statements included in this Annual Report for details of our loan commitments. As provided above, loans funded do not include the effects of discounts or commitment fees.

The credit loss liability for unfunded loan commitments was $0.1 million as of December 31, 2024 and is estimated using the same methodology as our funded mortgage and other notes receivable based on the estimated amount that we expect to fund.

In the first quarter of 2024, our Board of Directors approved additional investment of up to $25.0 million in existing leased properties in the Real Estate Investments segment. Projects that qualify for these funds are designed to assist the current tenants with improving the net operating results of the facilities. The rents associated with the properties will increase generally at a lease rate of no less than 8.0% applied to the amount expended. Identification and oversight of qualified projects are within the control of Company management. Funds are expected to be expended within two years of project approval. As of December 31, 2024, $19.6 million has been committed as noted in the table below, and $8.8 million has been expended.

	Asset Class	Type	Total	Funded	Remaining
Development Commitments:
Woodland Village	SHO	Renovation	$7,515	$(7,515)	$—
Navion Senior Solutions[1]	SHO	Renovation	4,500	(3,819)	681
Vizion Health	HOSP	Renovation	2,000	(2,000)	—
Bickford[2]	SHO	Renovation	8,000	(1,286)	6,714
Senior Living[2]	SHO	Renovation	10,000	(3,612)	6,388
Spring Arbor	SHO	Renovation	3,000	—	3,000
William James Group, LLC[2]	SHO	Renovation	600	(45)	555
SHOP	ILF	Renovation	1,500	(1,221)	279
			$37,115	$(19,498)	$17,617
1 Includes $1.0 million of qualified project funds described above.
2 Qualified project funds described above.

	Asset Class	Total	Funded	Remaining
Contingencies (Lease Inducements):
IntegraCare	SHO	$750	$—	$750
Navion Senior Solutions	SHO	4,850	(2,700)	2,150
Discovery	SHO	4,000	—	4,000
Spring Arbor	SHO	10,000	—	10,000
		$19,600	$(2,700)	$16,900

We adjust rental income for the amortization of lease inducements paid to our tenants. Amortization of lease inducement payments against revenues was $2.9 million and $2.5 million for the years ended December 31, 2024 and 2023, respectively. Amortization of lease inducement payments against revenues was $7.6 million for the year ended December 31, 2022, which includes the write-off of $7.1 million of lease incentives related to Bickford in 2022 as discussed in more detail in Note 3 to the consolidated financial statements included in this Annual Report.

Capital Funding Commitments

Capital expenditures related to our Real Estate Investments segment are primarily for the acquisition of new investments. The leases for our properties in the Real Estate Investments segment generally require the tenant to pay for all repairs and maintenance expenses and a minimum amount of capital expenditures each year. The tenants are also required to maintain insurance coverage at least equal to the replacement cost of a property. Therefore, we do not expect material expenditures, other than the approved additional investment discussed above, in 2025 related to existing properties in the Real Estate Investments segment.

The capital funding commitments in our SHOP segment are principally for improvements to our facilities. We expect our SHOP ventures to incur approximately $10.2 million in capital expenditures during 2025 that we anticipate will be funded partially from the net operating income generated from the ventures and additional capital contributions from the partners. We expect to fund our commitments to the ventures for capital expenditures with our operating cash flow and other existing liquidity sources.

Litigation

For a description of our currently outstanding litigation, see “Legal Proceedings” in Part I, Item 3 of this Annual Report.

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

Funds From Operations - FFO

Our FFO per diluted common share for the year ended December 31, 2024 increased $0.16, or 3.6% over the same period in 2023 due primarily to new investments completed since December 2023, offset by the disposals of real estate. The results also include the $6.3 million non-cash gain on the equity forward sale agreement, net. FFO per share, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and applied by us, is calculated using the two-class method with net income allocated to common stockholders and holders of unvested restricted stock by applying the respective weighted-average shares outstanding during each period. The calculation of FFO begins with net income attributable to common stockholders (computed in accordance with GAAP) and excludes gains (or losses) from sales of real estate, impairments of real estate, and real estate depreciation and amortization after adjusting for unconsolidated partnerships and joint ventures, if any. Diluted FFO per share assumes the exercise of stock options and other potentially dilutive securities.

Our Normalized FFO per diluted common share for the year ended December 31, 2024 increased $0.11, or 2.5% over the same period in 2023. Normalized FFO excludes from FFO certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to, impairment of non-real estate assets, gains and losses attributable to the acquisition and disposition of non-real estate assets and liabilities, and recoveries of previous write-downs.

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

Funds Available for Distribution - FAD

Our Normalized FAD for the year ended December 31, 2024 increased $16.4 million or 8.7% over the same period in 2023 primarily due to new investments completed since December 2023, and an increase in rent deferral collections, offset by the disposals of real estate. In addition to the adjustments included in the calculation of Normalized FFO, Normalized FAD excludes the impact of any straight-line lease revenue, amortization of the original issue discount on our senior unsecured notes, amortization of debt issuance costs, and non-cash share-based compensation. We also adjust Normalized FAD for the net change in our allowance for expected credit losses, non-cash share-based compensation as well as certain non-cash items related to our equity method investments such as straight-line lease expense and amortization of purchase accounting adjustments.

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

The following table reconciles “Net income attributable to common stockholders”, the most directly comparable GAAP metric, to FFO, Normalized FFO and Normalized FAD and is presented for both basic and diluted weighted average common shares for FFO and Normalized FFO ($ in thousands, except share and per share amounts):

	Years ended December 31,
	2024	2023	2022
Net income attributable to common stockholders	$137,867	$135,597	$66,403
Elimination of certain non-cash items in net income:
Real estate depreciation	70,449	69,436	70,734
Real estate depreciation related to noncontrolling interests	(1,647)	(1,585)	(1,393)
Gains on sales of real estate	(6,678)	(14,721)	(28,342)
Impairments of real estate	654	1,642	51,555
NAREIT FFO attributable to common stockholders	200,645	190,369	158,957
Gain on operations transfer, net	—	(20)	710
Portfolio transition costs, net of noncontrolling interests	—	—	426
Gain on note receivable payoff	—	—	(1,113)
Loss on early retirement of debt	—	73	151
Non-cash write-off of straight-line rents receivable	1,452	—	36,353
Gain on forward equity sale agreement, net	(6,261)	—	—
Non-cash rental income	—	(2,500)	(3,000)
Normalized FFO attributable to common stockholders	195,836	187,922	192,484
Straight-line lease revenue, net	(4,483)	(6,961)	(12,563)
Straight-line lease revenue, net, related to noncontrolling interests	(19)	58	124
Non-real estate depreciation	994	537	146
Non-real estate depreciation related to noncontrolling interests	(140)	(49)	(16)
Amortization of lease incentives	2,893	2,521	446
Amortization of lease incentive related to noncontrolling interests	(508)	(434)	—
Amortization of original issue discount	322	322	322
Amortization of debt issuance costs	3,461	2,325	2,155
Adjustments related to equity method investments, net	(1,863)	(1,647)	(863)
Note receivable credit loss expense	4,641	(266)	10,356
Equity method investment capital expenditures	(293)	(210)	(420)
Equity method investment non-refundable fees received	1,357	1,327	1,206
Gains from equity method investment	(402)	(555)	(569)
Non-cash share-based compensation	4,182	4,605	8,613
SHOP recurring capital expenditures	(1,948)	(1,845)	(390)
SHOP recurring capital expenditures related to noncontrolling interests	180	191	—
Normalized FAD attributable to common stockholders	$204,210	$187,841	$201,031

BASIC
Weighted average common shares outstanding	43,844,771	43,388,794	44,774,708
NAREIT FFO attributable to common stockholders per share	$4.58	$4.39	$3.55
Normalized FFO attributable to common stockholders per share	$4.47	$4.33	$4.30

DILUTED
Weighted average common shares outstanding	44,102,636	43,389,466	44,794,236
NAREIT FFO attributable to common stockholders per share	$4.55	$4.39	$3.55
Normalized FFO attributable to common stockholders per share	$4.44	$4.33	$4.30

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

The following table reconciles “Net income”, the most directly comparable GAAP metric, to Adjusted EBITDA ($ in thousands):

	Years ended December 31,
	2024	2023	2022
Net income	$136,639	$134,381	$65,501
Interest expense	59,903	58,160	44,917
Franchise, excise and other taxes	38	449	844
Depreciation	71,443	69,973	70,880
NHI’s share of EBITDA adjustments for unconsolidated entities	719	2,432	2,976
Gain on forward equity sale agreement, net	(6,261)	—	—
Gains on sales of real estate	(6,678)	(14,721)	(28,342)
Impairments of real estate	654	1,642	51,555
(Gain) loss on operations transfer, net	—	(20)	710
Gain on note receivable payoff	—	—	(1,113)
Loss on early retirement of debt	—	73	151
Non-cash write-off of straight-line rents receivable and lease amortization	1,452	—	36,353
Non-cash rental income	—	(2,500)	(3,000)
Note receivable credit loss expense	4,641	(266)	10,356
Adjusted EBITDA	$262,550	$249,603	$251,788

Interest expense at contractual rates	$56,315	$55,603	$42,487
Principal payments	425	408	389
Fixed Charges	$56,740	$56,011	$42,876

Fixed Charge Coverage	4.6x	4.5x	5.9x

For all periods presented, Adjusted EBITDA reflects GAAP interest expense, which excludes amounts capitalized during the period.

Net Operating Income

NOI is a non-GAAP financial measure used to evaluate the operating performance of real estate. We define NOI as total revenues, less tenant reimbursements and property operating expenses. We believe NOI provides investors relevant and useful information as it measures the operating performance of our properties at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties.

The following table reconciles NOI to net income, the most directly comparable GAAP metric ($ in thousands):

	Years Ended December 31,
NOI Reconciliations:	2024	2023	2022
Net income	$136,639	$134,381	$65,501
Gain on forward sale agreement, net	(6,261)	—	—
Gains from equity method investment	(402)	(555)	(569)
Other income	—	(202)	—
Loss on early retirement of debt	—	73	151
Gain on note receivable payoff	—	—	(1,113)
(Gain) loss on operations transfer, net	—	(20)	710
Gains on sales of real estate	(6,678)	(14,721)	(28,342)
Loan and realty losses, net	5,295	1,376	61,911
General and administrative	20,736	19,314	22,768
Franchise, excise and other taxes	38	449	844
Legal	1,052	507	2,555
Interest	59,903	58,160	44,917
Depreciation	71,443	69,973	70,880
Consolidated NOI	$281,765	$268,735	$240,213
NOI by segment:
Real Estate Investments	$269,127	$259,162	$232,295
SHOP	12,170	9,222	7,603
Non-Segment/Corporate	468	351	315
Total NOI	$281,765	$268,735	$240,213

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

At December 31, 2024, we were exposed to market risks related to fluctuations in interest rates on approximately $531.2 million of variable-rate indebtedness and on our mortgage and other notes receivable. The unused portion ($368.8 million at December 31, 2024) of our Credit Facility, should it be drawn upon, is subject to variable rates.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a 50 basis-point increase or decrease in the interest rate related to variable-rate debt, and assuming no change in the outstanding balance as of December 31, 2024, net interest expense would increase or decrease annually by approximately $2.7 million or $0.06 per common share on a diluted basis.

We have historically used derivative financial instruments in the normal course of business to mitigate interest rate risk. We do not use derivative financial instruments for speculative purposes. Derivatives, if any, are included in the Consolidated Balance Sheets at their fair value. We may engage in hedging strategies to manage our exposure to market risks in the future, depending on an analysis of the interest rate environment and the costs and risks of such strategies. We had no derivative financial instruments outstanding during 2024.

The following table sets forth certain information with respect to our debt ($ in thousands):

	December 31, 2024			December 31, 2023
	Balance[1]	% of total	Rate[2]	Balance[1]	% of total	Rate[2]
Fixed rate:
Private placement notes - unsecured	$150,000	13.0%	4.45%	$225,000	19.6%	4.28%
Senior notes - unsecured	400,000	34.6%	3.00%	400,000	34.9%	3.00%
Fannie Mae term loans - secured, non-recourse	75,815	6.6%	3.96%	76,241	6.7%	3.96%
Variable rate:
Bank term loans - unsecured	200,000	17.2%	5.95%	200,000	17.4%	6.69%
Revolving credit facility - unsecured	331,200	28.6%	5.75%	245,000	21.4%	6.49%
	$1,157,015	100.0%	4.55%	$1,146,241	100.0%	4.70%

[1] Differs from carrying amount due to unamortized discounts and loan costs.
[2] Total is weighted average rate.

To highlight the sensitivity of our term loans, senior notes and secured mortgage debt to changes in interest rates, the following summary shows the effects on fair value (“FV”) assuming a parallel shift of 50 basis points (“bps”) in market interest rates for a contract with similar maturities as of December 31, 2024 ($ in thousands):

	Balance	Fair Value[1]	FV reflecting change in interest rates
Fixed rate:			-50 bps	+50 bps
Private placement notes - unsecured	$150,000	$145,055	$146,230	$143,892
Senior notes - unsecured	400,000	327,984	338,912	320,647
Fannie Mae term loans - secured, non-recourse	75,815	75,300	75,419	75,182
[1] The change in fair value of our fixed rate debt was due primarily to the overall change in interest rates.

At December 31, 2024, the fair value of our mortgage and other notes receivable, discounted for estimated changes in the risk-free rate, was approximately $261.7 million. A 50 basis-point increase in market rates would decrease the estimated fair value of our mortgage and other loans by approximately $2.2 million, while a 50 basis-point decrease in such rates would increase their estimated fair value by approximately $3.0 million.

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

Stockholders and Board of Directors
National Health Investors, Inc.
Murfreesboro, Tennessee

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of National Health Investors, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2025 expressed an unqualified opinion thereon.

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

Forward Equity Sale Agreements

The Company entered into two forward equity sale agreements during the year ended December 31, 2024. As described in Note 2 of the Company’s consolidated financial statements, the Company has entered into forward equity sale agreements relating to shares of its common stock, through its at-the-market equity program and through an underwritten public offering. The forward sale price that the Company will receive upon physical settlement of the forward equity sale agreements will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, and (ii) scheduled dividends during the term of the forward equity sale agreements. To the extent the Company’s forward equity sale agreements do not meet all criteria to qualify for equity treatment under ASC 815-40, the Company recognizes the change in the fair value of the derivative in earnings, which resulted in a $6.3 million gain included within ‘Gain on forward equity sale agreement, net’ on the consolidated statement of income for the year ended December 31, 2024. Upon hedge completion, the forward equity sales agreement qualified for equity treatment and the Company reclassified the related asset to ‘Capital in excess of par value’ on the consolidated balance sheet as of December 31, 2024. The Company evaluated its forward equity sale agreements and concluded they meet the conditions to be classified within stockholders’ equity as of December 31, 2024.

We identified the accounting for the terms and conditions of the forward equity sale agreements as a critical audit matter. Auditing the accounting for the forward equity sale agreements was especially challenging due to the inherent complexities of the agreements and relevant accounting guidance. Auditing these elements required an increased level of audit effort, including the involvement of professionals with expertise in the relevant technical accounting.

The primary procedures we performed to address this critical audit matter included:

•Inspecting the underlying forward equity sale agreements to understand the relevant terms.
•Evaluating the conclusions made by the Company related to the accounting treatment of the forward equity sale agreements, including the Company’s consideration of the relevant accounting guidance to analyze proper balance sheet classification and initial recognition.
•Utilizing firm personnel with expertise in the relevant technical accounting to assist in evaluating the Company’s application of the relevant technical accounting for the forward equity sale agreements.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2004.

Nashville, Tennessee
February 25, 2025

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share and per share amounts)

	December 31,
Assets:	2024	2023
Real estate properties:
Land	$191,909	$180,749
Buildings and improvements	2,751,071	2,593,696
Construction in progress	10,568	5,913
	2,953,548	2,780,358
Less accumulated depreciation	(742,295)	(673,276)
Real estate properties, net	2,211,253	2,107,082
Mortgage and other notes receivable, net of reserve of $20,249 and $15,476, respectively	268,926	245,271
Cash and cash equivalents	24,289	22,347
Straight-line rents receivable	87,150	84,713
Assets held for sale, net	—	5,004
Other assets, net	22,753	24,063
Total Assets(a)	$2,614,371	$2,488,480

Liabilities and Equity:
Debt	$1,146,041	$1,135,051
Accounts payable and accrued expenses	37,757	34,304
Dividends payable	41,119	39,069
Deferred income	4,277	6,009
Total Liabilities(a)	1,229,194	1,214,433

Commitments and Contingencies

Redeemable noncontrolling interest	9,790	9,656

National Health Investors Stockholders' Equity:
Common stock, $0.01 par value; 100,000,000 shares authorized;
45,687,942 and 43,409,841 shares issued and outstanding, respectively	457	434
Capital in excess of par value	1,736,831	1,603,757
Retained earnings	2,604,829	2,466,844
Cumulative dividends	(2,975,642)	(2,817,083)
Total National Health Investors, Inc. Stockholders' Equity	1,366,475	1,253,952
Noncontrolling interests	8,912	10,439
Total Equity	1,375,387	1,264,391
Total Liabilities and Equity	$2,614,371	$2,488,480

(a) The consolidated balance sheets include the following amounts related to our consolidated Variable Interest Entities (VIEs): $505.9 million and $513.2 million of Real estate properties, net; $9.7 million and $10.9 million of Cash and cash equivalents; $10.0 million and $9.7 million of Straight-line rents receivable; $7.5 million and $9.4 million of Other assets, net; and $5.7 million and $4.7 million of Accounts payable and accrued expenses as of December 31, 2024 and 2023, respectively.

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except share and per share amounts)

	Years Ended December 31,
	2024	2023	2022

Revenues:
Rental income	$257,049	$249,227	$217,700
Resident fees and services	54,421	48,809	35,796
Interest income and other	23,711	21,799	24,698
	335,181	319,835	278,194
Expenses:
Depreciation	71,443	69,973	70,880
Interest	59,903	58,160	44,917
Senior housing operating expenses	42,251	39,587	28,193
Legal	1,052	507	2,555
Franchise, excise and other taxes	38	449	844
General and administrative	20,736	19,314	22,768
Taxes and insurance on leased properties	11,165	11,513	9,788
Loan and realty losses, net	5,295	1,376	61,911
	211,883	200,879	241,856
Gain (loss) on operations transfer, net	—	20	(710)
Gain on note receivable payoff	—	—	1,113
Loss on early retirement of debt	—	(73)	(151)
Gains from equity method investment	402	555	569
Gains on sales of real estate	6,678	14,721	28,342
Gain on forward equity sale agreement, net	6,261	—	—
Other income	—	202	—
Net income	136,639	134,381	65,501
Add: net loss attributable to noncontrolling interests	1,346	1,273	902
Net income attributable to stockholders	137,985	135,654	66,403
Less: net income attributable to unvested restricted stock awards	(118)	(57)	—
Net income attributable to common stockholders	$137,867	$135,597	$66,403

Weighted average common shares outstanding:
Basic	43,844,771	43,388,794	44,774,708
Diluted	44,102,636	43,389,466	44,794,236

Earnings per common share - basic	$3.14	$3.13	$1.48
Earnings per common share - diluted	$3.13	$3.13	$1.48

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$136,639	$134,381	$65,501
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	71,443	69,973	70,880
Amortization of deferred loan costs, debt discounts and prepaids	6,583	4,685	4,283
Amortization of commitment fees and note receivable discounts	(116)	(412)	(872)
Amortization of lease incentives	2,893	2,521	7,555
Straight-line lease revenue	(3,031)	(6,961)	16,681
Non-cash rental income	—	(2,500)	(3,000)
Non-cash interest income on mortgage and other notes receivable	(124)	(1,302)	(4,314)
Non-cash lease deposit liability recognized as rental income	—	—	(8,838)
Non-cash lease incentive recognized as interest and other income	(100)	—	—
Non-cash gain on equity forward	(6,261)	—	—
Gains on sales of real estate	(6,678)	(14,721)	(28,342)
Gain on note receivable payoff	—	—	(1,113)
Loss on operations transfer, net	—	—	710
Loss on early retirement of debt	—	73	151
Gains from equity method investment	(402)	(555)	(569)
Loan and realty losses, net	5,295	1,376	61,911
Payment of lease incentives	—	(10,000)	(1,200)
Non-cash share-based compensation	4,182	4,605	8,613
Changes in operating assets and liabilities:
Other assets, net	(4,700)	(2,743)	(3,534)
Accounts payable and accrued expenses	3,285	5,929	425
Deferred income	(1,140)	101	412
Net cash provided by operating activities	207,768	184,450	185,340
Cash flows from investing activities:
Investment in mortgage and other notes receivable	(60,412)	(35,625)	(79,801)
Collection of mortgage and other notes receivable	19,365	13,465	119,212
Fees received on mortgage note	82	—	—
Acquisition of real estate	(138,128)	(38,081)	(6,364)
Proceeds from sales of real estate	6,179	57,031	168,958
Investments in renovations of existing real estate	(15,734)	(7,732)	(4,629)
Investments in equipment	(4,069)	(3,743)	—
Distributions from equity method investment	402	3,055	569
Net cash (used in) provided by investing activities	(192,315)	(11,630)	197,945
Cash flows from financing activities:
Proceeds from revolving credit facility	449,700	364,000	225,000
Payments on revolving credit facility	(363,500)	(161,000)	(183,000)
Borrowings on term loans	—	200,000	—
Payments on term loans and private placement notes	(75,436)	(415,427)	(135,388)
Deferred loan costs	(3,486)	(2,747)	(4,612)
Distributions to noncontrolling interests	(1,151)	(1,280)	(916)
Proceeds from noncontrolling interests	1,170	2,973	11,738
Taxes remitted on employee stock awards	(5,819)	—	(288)
Proceeds from equity offering	142,394	—	—
Equity issuance costs	(930)	—	(66)
Dividends paid to stockholders	(156,510)	(156,238)	(161,771)
Payments to repurchase shares of common stock	—	—	(151,951)
Net cash used in financing activities	(13,568)	(169,719)	(401,254)
Increase (decrease) in cash and cash equivalents and restricted cash	1,885	3,101	(17,969)
Cash and cash equivalents and restricted cash, beginning of year	24,617	21,516	39,485
Cash and cash equivalents and restricted cash, end of year	$26,502	$24,617	$21,516

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
($ in thousands)

	Years Ended December 31,
	2024	2023	2022

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$55,374	$51,897	$42,659
Supplemental disclosure of non-cash investing and financing activities:
Real estate acquired in exchange for mortgage notes receivable	$22,184	$14,200	$23,071
Increase in mortgage note receivable from sale of real estate	$9,000	$2,249	$—
Change in other assets related to sales of real estate	$—	$—	$102
Change in accounts payable related to investments in real estate construction	$—	$325	$20
Right of use asset in exchange for lease liability	$344	$101	$—
Operating equipment received in lease termination	$—	$—	$1,287
Change in accounts payable related to renovations of existing real estate	$(250)	$—	$(37)
Change in accounts payable related to distributions to noncontrolling interests	$16	$6	$139
Change in accounts payable from debt issuance costs	$189	$—	$—
Increase in accounts payable related to transfer of operations	$—	$—	$300
Reclassification of prepaid equity issuance costs to capital in excess of par value	$471	$275	$—

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
($ in thousands except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Cumulative Dividends	Total National Health Investors Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances at December 31, 2021	45,850,599	$459	$1,591,182	$2,416,713	$(2,501,271)	$1,507,083	$9,900	$1,516,983
Distributions declared to noncontrolling interests, excluding $40 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(1,015)	(1,015)
Net income (loss), excluding a loss of $843 attributable to redeemable noncontrolling interest	—	—	—	66,403	—	66,403	(59)	66,344
Reclassification of redeemable noncontrolling interest	—	—	—	—	—	—	1,030	1,030
Equity issuance cost	—	—	(80)	—	—	(80)	—	(80)
Taxes related to net settlement of equity awards	—	—	(288)	—	—	(288)	—	(288)
Shares issued on stock options exercised	6,497	—	—	—	—	—	—	—
Repurchases of common stock	(2,468,354)	(25)	—	(151,926)	—	(151,951)	—	(151,951)
Share-based compensation	—	—	8,613	—	—	8,613	—	8,613
Dividends declared, $3.60 per common share	—	—	—	—	(159,555)	(159,555)	—	(159,555)
Balances at December 31, 2022	43,388,742	434	1,599,427	2,331,190	(2,660,826)	1,270,225	9,856	1,280,081
Noncontrolling interests capital contribution, excluding $922 attributable to redeemable noncontrolling interest	—	—	—	—	—	—	2,051	2,051
Distributions declared to noncontrolling interest	—	—	—	—	—	—	(1,286)	(1,286)
Net income (loss), excluding a loss of $1,091 attributable to redeemable noncontrolling interest	—	—	—	135,654	—	135,654	(182)	135,472
Equity issuance cost	—	—	(275)	—	—	(275)	—	(275)
Grants of restricted stock	21,000	—	—	—	—	—	—	—
Shares issued on stock options exercised	99	—	—	—	—	—	—	—
Share-based compensation	—	—	4,605	—	—	4,605	—	4,605
Dividends declared, $3.60 per common share	—	—	—	—	(156,257)	(156,257)	—	(156,257)
Balances at December 31, 2023	43,409,841	434	1,603,757	2,466,844	(2,817,083)	1,253,952	10,439	1,264,391

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
($ in thousands except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Cumulative Dividends	Total National Health Investors Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Noncontrolling interests capital contributions, excluding $1,100 attributable to redeemable noncontrolling interest	—	—	—	—	—	—	70	70
Distributions declared to noncontrolling interests, excluding $50 attributable to redeemable noncontrolling interest	—	—	—	—	—	—	(1,167)	(1,167)
Net income (loss), excluding a loss of $916 attributable to redeemable noncontrolling interest	—	—	—	137,985	—	137,985	(430)	137,555
Equity issuance cost	—	—	(1,401)	—	—	(1,401)	—	(1,401)
Issuance of common stock, net	2,065,878	21	142,373	—	—	142,394	—	142,394
Reclassification of asset related to forward equity sale agreement	—	—	(6,261)	—	—	(6,261)	—	(6,261)
Taxes related to net settlement of equity awards	(230)	—	(5,819)	—	—	(5,819)	—	(5,819)
Grants of restricted stock	15,000	—	—	—	—	—	—	—
Shares issued on stock options exercised	197,453	2	—	—	—	2	—	2
Share-based compensation	—	—	4,182	—	—	4,182	—	4,182
Dividends declared, $3.60 per common share	—	—	—	—	(158,559)	(158,559)	—	(158,559)
Balances at December 31, 2024	45,687,942	$457	$1,736,831	$2,604,829	$(2,975,642)	$1,366,475	$8,912	$1,375,387

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

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

Our Real Estate Investments segment consists of real estate investments, leases, and mortgage and other notes receivables in independent living facilities (“ILFs”), assisted living facilities (“ALFs”), entrance-fee communities (“EFCs”), senior living campuses (“SLCs”), skilled nursing facilities (“SNFs”) and hospitals (“HOSPs”). As of December 31, 2024, we had gross real estate investments of approximately $2.6 billion in 172 healthcare real estate properties located in 31 states and leased pursuant primarily to triple-net leases to 27 tenants consisting of 106 senior housing communities (“SHO”), 65 SNFs and one HOSP. Our portfolio of eleven mortgages along with other notes receivable totaled $289.2 million, excluding an allowance for expected credit losses of $20.2 million, as of December 31, 2024. Units, beds and property count disclosures in these footnotes to the consolidated financial statements are unaudited.

Our SHOP segment is comprised of two ventures that own the operations of ILFs. For this segment, as of December 31, 2024, we had gross investments of approximately $358.4 million in 15 ILFs located in eight states with a combined 1,732 units that are operated on behalf of the Company by independent managers pursuant to the terms of separate management agreements. The third-party managers, or related parties of the managers, own equity interests in the respective ventures.

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

We evaluate our arrangements with VIEs to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of the VIE. In accordance with Financial Accounting Standards Board (“FASB”) guidance, management must evaluate each of the Company’s contractual relationships which creates a variable interest in other entities. If the Company has a variable interest and the entity is a VIE, then management must determine whether the Company is the primary beneficiary of the VIE. If it is determined that the Company is the primary beneficiary, NHI would consolidate the VIE. We identify the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We perform this analysis on an ongoing basis.

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

Our consolidated total assets and liabilities include two consolidated ventures comprising our SHOP activities, each formed with a separate partner - Merrill Gardens, L.L.C. (“Merrill”) and DSHI NHI Holiday LLC (the “Discovery member”), a related party of Discovery Senior Living (“Discovery”). We consider both ventures to be VIEs as the members of each, as a group, lack the characteristics of a controlling financial interest. We are deemed to be the primary beneficiary of each VIE because we have the ability to control the activities that most significantly impact each VIE’s economic performance and the obligation to absorb losses or the right to receive benefits. Reference Notes 5 and 17 for further discussion of our SHOP ventures.

We also consolidate two real estate partnerships formed with our partners, Discovery Senior Housing Investor XXIV, LLC, a related party of Discovery, and LCS Timber Ridge LLC (“LCS”), to invest in senior housing facilities. We consider both partnerships to be VIEs as either the members, as a group, lack the characteristics of a controlling financial interest or the total equity at risk is insufficient to finance activities without additional subordinated financial support. NHI directs the activities that most significantly impact economic performance of these partnerships and the obligation to absorb losses or the right to receive benefits, subject to limited protective rights extended to our partners for specified business decisions. Because of our control of these partnerships, we include their assets, liabilities, noncontrolling interests and operations in our consolidated financial statements. Reference Note 17 for further discussion of these consolidated real estate partnerships.

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

Noncontrolling Interests - Contingently redeemable noncontrolling interests are recorded at their initial carrying amounts upon issuance and are subsequently adjusted to reflect their share of gains or losses, contributions, and distributions attributable to the noncontrolling interests. In periods where they are or will become probable of redemption, an adjustment to the redemption value of the noncontrolling interests is also recognized through “Capital in excess of par value” on the Company’s Consolidated Balance Sheets and included in our computation of earnings per share. As of December 31, 2024 and 2023, the Merrill SHOP venture noncontrolling interest was classified in the Consolidated Balance Sheets as mezzanine equity, as discussed further in Note 10.

The noncontrolling interests associated with our two consolidated real estate partnerships, and our Discovery member SHOP venture were classified in the Consolidated Balance Sheets as equity as of December 31, 2024 and 2023.

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

Forward Equity Sales - The Company has and may continue to enter into forward sale agreements relating to shares of its common stock, either through its at-the-market (“ATM”) equity program or through underwritten public offerings. These agreements may be physically settled in stock, settled in cash or net share settled at the Company’s election. The forward sale price that we will receive upon physical settlement of the forward sale agreements will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, and (ii) scheduled dividends during the term of the forward sale agreement. To the extent our forward sales agreements do not meet all the criteria to qualify for equity treatment under ASC 815-40, we recognize the change in the fair value of the derivative in our earnings. The Company evaluated its forward sale agreements and concluded they meet the conditions to be classified within stockholders’ equity as of December 31, 2024.

Shares issuable under a forward equity sales agreement are reflected in the diluted earnings per share calculations for the applicable periods using the treasury stock method. Under this method, the number of shares of our common stock used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares of common stock that would be issued upon full physical settlement of the forward equity sales agreement over the number of common shares that could be purchased by us in the market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the average forward price during the reporting period). Reference Note 11 for more discussion.

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

Real Property Owned - Real estate properties are recorded at cost or, if acquired through business combination, at fair value, including the fair value of contingent consideration, if any. Cost or fair value at the time of acquisition is allocated among land, buildings, improvements, personal property and lease and other intangibles. For properties acquired in transactions accounted for as asset purchases, the purchase price, which includes transaction costs, is allocated based on the relative fair values of the assets acquired. Cost includes the amount of contingent consideration, if any, deemed to be probable at the acquisition date. Contingent consideration is deemed to be probable to the extent that a significant reversal in amounts recognized is not likely to occur when the uncertainty associated with the contingent consideration is subsequently resolved. Cost also includes capitalized interest during construction periods. We use the straight-line method of depreciation for buildings over their estimated useful lives ranging from 30 to 40 years, and improvements, including any equipment related to the SHOP segment, over their estimated useful lives ranging from 5 to 25 years. For contingent consideration arising from business combinations, the liability is adjusted to estimated fair value at each reporting date through earnings.

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

During the years ended December 31, 2024, 2023 and 2022, we recognized impairment charges of approximately $0.7 million, $1.6 million and $51.6 million, respectively, included in “Loan and realty losses, net” in our Consolidated Statements of Income. Reference Note 3 for more discussion.

Leases - All of our leases within the Real Estate Investment segment are classified as operating leases and generally have an initial leasehold term of 10 to 15 years followed by one or more five-year tenant renewal options. The leases are primarily “triple-net leases” under which the tenant is responsible for the payment of all taxes, utilities, insurance premiums, repairs and other charges relating to the operation of the properties, including required levels of capital expenditures each year. The tenant is obligated at its expense to keep all improvements, fixtures and other components of the properties covered by “all risk” insurance in an amount equal to at least the full replacement cost thereof, and to maintain specified minimal personal injury and property damage insurance. The leases also require the tenant to indemnify and hold us harmless from all claims resulting from the use, occupancy and related activities of each property by the tenant, and to indemnify us against all costs related to any release, discovery, clean-up and removal of hazardous substances or materials, or other environmental responsibility with respect to each facility. While we do not incorporate residual value guarantees, the lease provisions and considerations discussed above impact our expectation of realizable value from our properties upon the expiration of their lease terms. The residual value of our real estate under lease is still subject to various market, asset, and tenant-specific risks and characteristics. As the classification of our leases is dependent on the fair value of estimated cash flows at lease commencement, management’s projected residual values represent significant assumptions in our accounting for operating leases. Similarly, the exercise of renewal options is also subject to these same risks, making a tenant’s lease term another significant variable in a lease’s cash flows. Initial direct costs that are incremental to entering into a lease are capitalized in accordance with the provisions of ASC Topic 842.

FASB Lease Modifications Related to Effects of the COVID-19 Pandemic - In accordance with the FASB’s question-and-answer document issued in April 2020, we elected to account for qualified rent concessions provided as a result of the coronavirus pandemic (“COVID-19”) as variable lease payments, recorded as rental income when received and not as lease modifications under ASC Topic 842. This guidance was applicable to certain rent concessions granted in 2022. Reference Note 3 for more detail.

Financial Instruments - Credit Losses - We estimate and record an allowance for credit losses upon origination of a loan, based on expected credit losses over the term of the loan and update this estimate each reporting period. We calculate the estimated credit losses on mortgages by pooling these loans into two groups – investments in existing or new mortgages and construction mortgages. Mezzanine loans, revolving lines of credit and loans designated as non-performing are evaluated at the individual loan level. We estimate the allowance for credit losses by utilizing a loss model that relies on future expected credit losses, rather than incurred losses. This loss model incorporates our historical experience, adjusted for current conditions and our forecasts, using the probability of default and loss given default method. Incorporated into the construction mortgage loss model is an estimate of the probability that NHI will acquire the property. Using the resulting estimate, a portion of the outstanding construction mortgage balance which we currently expect will be reduced by our acquisition of the underlying property when construction is complete, is deducted from the construction mortgage balance included in the expected loss calculation. Mezzanine loans, revolving lines of credit and loans designated as non-performing are also based on the loss model to recognize expected future credit losses and are applied to each individual loan using borrower specific information. We also perform a qualitative assessment beyond model estimates and apply adjustments as necessary. The credit loss estimate is based on the net amortized cost balance of our mortgage and other notes receivables as of the balance sheet date.

Calculation of the allowance for credit losses involves significant judgment. It is possible that actual credit losses will differ materially from our current estimates. Write-offs are deducted from the allowance for credit losses when we judge the principal to be uncollectible.

Cash and Cash Equivalents and Restricted Cash - Cash equivalents consist of all highly liquid investments with original maturities of three months or less. Restricted cash includes amounts required to be held on deposit or subject to an agreement (e.g. with a qualified intermediary subject to an exchange agreement pursuant to Section 1031 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) or in accordance with agency agreements governing our mortgages).

The following table sets forth our “Cash and cash equivalents and restricted cash” reported within the Company’s Consolidated Statements of Cash Flows ($ in thousands):

	As of December 31,
	2024	2023
Beginning of period:
Cash and cash equivalents	$22,347	$19,291
Restricted cash (included in Other assets, net)	2,270	2,225
Cash, cash equivalents, and restricted cash	$24,617	$21,516
End of period:
Cash and cash equivalents	$24,289	$22,347
Restricted cash (included in Other assets, net)	2,213	2,270
Cash, cash equivalents, and restricted cash	$26,502	$24,617

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

Deferred Income - Deferred income primarily includes rents received in advance from tenants and residents and non-refundable commitment fees received by us, which are amortized into income over the expected period of the related loan or lease. In the event that our financing commitment to a potential borrower or tenant expires, the related commitment fees are recognized into income immediately. Commitment fees may be charged based on the terms of the contracts and the creditworthiness of the parties.

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

Property operating expenses that are reimbursed by our operators are recorded as “Rental income” in the Consolidated Statements of Income. Accordingly, we record a corresponding expense, reflected as “Taxes and insurance on leased properties” in the Consolidated Statements of Income. Rental income includes reimbursement of property operating expenses for the years ended December 2024, 2023 and 2022, totaling $11.2 million, $11.5 million and $9.8 million, respectively.

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

The Company reviews its operating lease receivables for collectability on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in which the tenant operates and economic conditions in the area where the property is located. In the event that collectability of substantially all lease payments with respect to any tenant is not probable, a direct write-off of the receivable is made as an adjustment to rental income and any future rental revenue is recognized only when the tenant makes a rental payment. As of December 31, 2024, we had three tenants, including Bickford Senior Living (“Bickford”), on the cash basis of revenue recognition for their lease arrangements. Reference Note 3 for further discussion.

Resident Fees and Services - Resident fees and services revenue associated with our SHOP activities is recognized as the related performance obligations are satisfied and includes resident room charges, community fees and other resident charges.

Residency agreements are generally short term (30 days to one year), and entitle the resident to certain room and care services for a monthly fee billed in advance. Revenue for certain related services is billed monthly in arrears. The Company has elected the lessor practical expedient within ASC 842, Leases, not to separate the lease and nonlease components within our resident agreements as the timing and pattern of transfer to the resident are the same. The Company has determined that the nonlease component is the predominant component within the contract and recognizes revenue under ASC 606, Revenue Recognition from Contracts with Customers.

Interest Income from Mortgage and Other Notes Receivable - Interest income is recognized based on the interest rates and principal amounts outstanding on the notes receivable. We identify a mortgage note or other note receivable as non-performing, and is placed on non-accrual status, based on various criteria including timeliness of required payments, compliance with other provisions under the related note agreement, and an evaluation of the borrower’s current financial condition for indicators that it is probable it cannot pay its contractual amounts. A non-performing loan is returned to accrual status at such time as the note becomes contractually current and management believes all future principal and interest will be received according to the contractual terms of the note. As of December 31, 2024, we had one mortgage notes receivable and two mezzanine loans totaling an aggregate of $25.9 million designated as non-performing. Reference Note 4 for further discussion.

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

Certain activities that we undertake may be conducted by subsidiary entities that have elected to be treated as taxable REIT subsidiaries (“TRS”). TRSs are subject to federal, state, and local income taxes. Accordingly, a provision for income taxes has been made in the consolidated financial statements.

Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income reported for financial reporting purposes due primarily to differences in the basis of assets, estimated useful lives used to compute depreciation expense, gains on sales of real estate, non-cash compensation expense and recognition of commitment fees.

Our tax returns filed for years beginning in 2021 are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our Consolidated Statements of Income as a component of income tax expense.

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

Recent Accounting Pronouncements - In November 2023, the FASB issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU enhances segment disclosures by requiring public entities to provide investors with additional, more detailed information about a reportable segment’s expenses. The ASU also requires disclosure of the chief operating decision maker’s (“CODM”) title and position on an annual basis, as well as an explanation of how the CODM uses the reported measures and other disclosures. We adopted this guidance effective for the year ended December 31, 2024. The adoption of this guidance resulted in additional segment disclosures as disclosed in Note 16.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the potential impact of adoption on our consolidated financial statements or related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public entities to disclose, on an annual and interim basis, disaggregated information in the footnotes about specified information related to certain costs and expenses. This guidance is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the potential impact of this standard on our consolidated financial statements and related disclosures.

Note 3. Investment Activity

Asset Acquisition

2024 Acquisitions and New Leases of Real Estate

During the year ended December 31, 2024, we completed the following real estate acquisitions within our Real Estate Investments segment ($ in thousands):

Operator	Date	Properties	Asset Class	Land	Building and Improvements	Total
Encore Senior Living	Q2 2024	1	ALF	$1,329	$30,721	$32,050
Spring Arbor	Q4 2024	10	ALF	10,284	111,038	121,322
William James Group, LLC	Q4 2024	1	ALF	452	6,488	6,940
				$12,065	$148,247	$160,312

In June 2024, we acquired a 110-unit ALF located in Sussex, Wisconsin, from Encore Senior Living. The acquisition price was $32.1 million, including $0.1 million in closing costs, and the cancellation of an outstanding construction note receivable held by us of $22.2 million including interest. We added the facility to an existing master lease with Encore Senior Living for a term of 15 years at an initial lease rate of 8.25% and annual escalators of 2.21%.

In October 2024, we acquired a portfolio of ten assisted living and memory care communities located in North Carolina for a total purchase price of $121.0 million, excluding $0.3 million in closing costs. The 15-year master lease, which includes two five-year extension options, has an initial lease rate of 8.25% with fixed annual escalators of 2%. The master lease includes a $10.0 million lease incentive which will be added to the respective lease base if funded.

In December 2024, we acquired an assisted living and memory care community located in Georgia for a total purchase price of $6.9 million, including $0.1 million in closing costs. We added the facility to an existing 10-year master lease, which includes two five-year extension options, at an initial lease rate of 8.5% with fixed annual escalators of 2%.

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

In February 2023, we also acquired a 64-unit assisted living and memory care community in Chesapeake, Virginia from Bickford. The acquisition price was $17.3 million, including the satisfaction of an outstanding construction note receivable of $14.2 million including interest, cash consideration of $0.5 million and approximately $0.1 million in closing costs. The acquisition price also included a reduction of $2.5 million in Bickford’s outstanding rent deferrals that has been recognized in “Rental income.” We added the community to an existing master lease with Bickford at an initial rate of 8.0%.

2025 Acquisitions and New Leases of Real Estate

In January 2025, we acquired a 109-unit assisted living and memory care community in Montrose, Colorado. The acquisition price was $21.2 million, including $0.2 million in closing cost. The 10-year lease, which includes two five-year extension options, has an initial lease rate of 8.0% with fixed annual escalators of 2%.

Asset Dispositions

2024 Asset Dispositions

During the year ended December 31, 2024, we completed the following real estate property dispositions within our Real Estate Investments segment ($ in thousands):

Operator	Date	Properties	Asset Class	Net Proceeds	Net Real Estate Investment	Gain
Senior Living Management	Q2 2024	2	ALF	$4,658	$3,240	$1,418
Bickford Senior Living[1]	Q4 2024	1	ALF	790	665	125
Senior Living Management[2]	Q4 2024	1	ALF	9,731	5,004	4,727
		4		$15,179	$8,909	$6,270

1Total aggregate impairment charges previously recognized on the property was $0.7 million and $1.2 million for the years ended December 31, 2024 and 2023, respectively.
2The Company provided aggregate financing of approximately $9.4 million, net of discounts, on the transaction in the form of notes receivable, which is included in net proceeds.

Total rental income related to the disposed properties was $1.3 million, $2.6 million and $1.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

2023 Asset Dispositions

During the year ended December 31, 2023, we completed the following real estate property dispositions within our Real Estate Investments segment ($ in thousands):

Operator	Date	Properties	Asset Class	Net Proceeds	Net Real Estate Investment	Gain	Impairment[1]
BAKA Enterprises, LLC[2]	Q1 2023	1	ALF	$7,478	$7,505	$—	$27
Bickford	Q1 2023	1	ALF	2,553	1,421	1,132	—
Chancellor Health Care[2]	Q2 2023	1	ALF	2,355	1,977	378	—
Milestone Retirement[2,3]	Q2 2023	2	ALF	3,803	3,934	—	131
Chancellor Health Care[3]	Q2 2023	1	ALF	7,633	6,140	1,493	—
Milestone Retirement[2,3]	Q2 2023	1	ALF	1,602	1,452	150	—
Chancellor Health Care	Q2 2023	1	ALF	23,724	14,476	9,248	—
Chancellor Health Care[2]	Q3 2023	1	ALF	2,923	2,292	631	—
Senior Living Management[3]	Q4 2023	2	ALF	5,522	4,770	752	—
Senior Living Management[2]	Q4 2023	1	ALF	1,515	1,100	415	—
		12		$59,108	$45,067	$14,199	$158

1 Impairments are included in “Loan and realty losses, net” in the Consolidated Statement of Income for the year ended December 31, 2023.
2 Total aggregate impairment charges previously recognized on these properties were $0.3 million and $17.4 million for the years ended December 31, 2023 and 2022, respectively.
3 The Company provided aggregate financing of approximately $2.2 million, net of discounts, on these transactions in the form of notes receivable, which is included net proceeds.

Total rental income related to the disposed properties was $3.3 million and $0.7 million for years ended December 31, 2023 and 2022, respectively.

Assets Held for Sale and Long-Lived Assets

At December 31, 2023, we classified one property in our Real Estate Investments segment as assets held for sale on our Consolidated Balance Sheet that was sold in the fourth quarter of 2024. Rental income associated with the assets held for sale as of December 31, 2023 totaled $0.9 million, $1.7 million and $0.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

During the year ended December 31, 2024, we recorded impairment charges of approximately $0.7 million for one property that was sold in the fourth quarter of 2024 in our Real Estate Investments segment. During the year ended December 31, 2023, we recorded impairment charges of approximately $1.6 million for four properties of which $0.5 million related to three properties either sold or classified as assets held for sale in our Real Estate Investments segment. Impairment charges are included in “Loan and realty losses, net” in the Consolidated Statements of Income.

We reduce the carrying value of impaired properties to their estimated fair value or, with respect to the properties classified as assets held for sale, to the estimated fair value less costs to sell. To estimate the fair values of the properties, we utilized a market approach which considered binding agreements for sales (Level 1 inputs), non-binding offers to purchase from unrelated third parties broker quotes of estimated values (Level 3 inputs), and/or independent third-party valuations (Level 1 and 3 inputs).

We lease an SLC that is subject to an outstanding purchase and sale agreement for the tenant to acquire the property for approximately $38.5 million. The purchase and sale agreement, as amended, expires in June 2025. The property continues to be classified as held and used and is leased pursuant to the existing triple-net lease that generates approximately $2.8 million in annual rent and expires in July 2027. The property will be reclassified to assets held for sale when the sale becomes probable, including when the tenant demonstrates its ability to obtain sufficient financing to close on the sale of the property within the terms of the purchase and sale agreement. The property had a net investment of $19.1 million as of December 31, 2024.

Tenant Concentration

The following table contains information regarding tenant concentration in our Real Estate Investments segment, excluding $2.6 million for our corporate office, $358.4 million for the SHOP segment, and a credit loss reserve of $20.2 million, based on the percentage of revenues for the years ended December 31, 2024, 2023 and 2022 related to tenants or affiliates of tenants, that exceed 10% of total revenue ($ in thousands):

	As of December 31, 2024			Revenues[1]
	Asset	Gross Real	Notes	Year Ended December 31,
	Class	Estate	Receivable	2024		2023		2022

Senior Living Communities	EFC	$577,243	$43,916	$53,570	16%	$51,274	16%	$51,183	18%
Bickford[2]	ALF	428,068	16,072	41,720	12%	38,688	12%	N/A	N/A
National HealthCare Corporation	SNF	133,770	—	40,016	12%	37,335	12%	36,893	13%
All others, net	Various	1,453,506	229,187	134,289	41%	132,216	41%	144,534	52%
Escrow funds received from tenants
for property operating expenses	Various	—	—	11,165	3%	11,513	4%	9,788	4%
		$2,592,587	$289,175	280,760		271,026		242,398
Resident fees and services[3]				54,421	16%	48,809	15%	35,796	13%
				$335,181		$319,835		$278,194

1 Includes interest income on notes receivable and rental income from properties classified as assets held for sale.
2 Revenues included in All others, net for years when less than 10%.
3 There is no tenant concentration in “Resident fees and services” because these agreements are with individual residents.

At December 31, 2024, the two states in which we had an investment concentration of 10% or more were South Carolina (11.6%) and Texas (10.1%). As of December 31, 2023, the two states in which we had an investment concentration of 10% or more were also South Carolina (12.1%) and Texas (10.7%).

Senior Living Communities

As of December 31, 2024, we leased ten retirement communities totaling 2,232 units to Senior Living Communities, LLC (“Senior Living”). In 2024, the Senior Living leases were amended to extend the maturity dates by two years and to provide up to $10.0 million of capital improvements on various properties. Rental revenue will increase at a lease rate of 8.5% applied to the amount expended. We recognized straight-line lease revenue of $(0.2) million, $(1.2) million and $0.4 million from Senior Living for the years ended December 31, 2024, 2023 and 2022, respectively.

Bickford

As of December 31, 2024, we leased 38 facilities to Bickford under four leases. Bickford has been on the cash basis of revenue recognition since the second quarter of 2022 based upon information obtained from Bickford regarding its financial condition that raised substantial doubt as to its ability to continue as a going concern. As a result, we wrote off approximately $18.1 million of straight-line rents receivable and $7.1 million of lease incentives, that were included in “Other assets, net” on the Consolidated Balance Sheet, to rental income in 2022.

Effective April 1, 2024, the combined rent for the Bickford leased portfolio was reset to $34.5 million per year with nominal increases through April 1, 2026, at which time the rent will be reset to a fair market value based on the Consumer Price Index (“CPI”). Base rent will escalate annually thereafter based on either a fixed percentage or CPI subject to a floor of 2% and a ceiling of 3%. As part of the related lease amendments, we agreed to fund up to $8.0 million of capital improvements on various properties. Rental revenue will increase at a lease rate of 8.0% applied to the amount expended.

During the years ended December 31, 2024, 2023 and 2022, Bickford repaid $5.1 million $2.3 million and $0.2 million of its outstanding rent deferrals, respectively. These amounts exclude $2.5 million and $3.0 million of rental income for the years ended December 31, 2023 and 2022, respectively, related to the reduction of rent deferrals in connection with the acquisition of two ALFs located in Virginia from Bickford through notes receivables conversions. As of December 31, 2024, Bickford’s outstanding rent deferrals were $12.9 million.

In November 2024, we disposed of one ALF located in Indiana from the Bickford portfolio that is included in the “2024 Asset Dispositions” table above.

During 2022, we transferred one ALF located in Pennsylvania from the Bickford portfolio to a new operator that is leased pursuant to a ten-year triple-net lease and wrote off approximately $0.7 million in a straight-line rents receivable, reducing rental income.

National HealthCare Corporation (“NHC”)

As of December 31, 2024, we leased three ILFs and 32 SNFs to NHC, a publicly held company, under a master lease (four of which were subleased to other parties for whom the lease payments were guaranteed to us by NHC) that expires on December 31, 2026. There are two five-year renewal options at a fair rental value as negotiated between the parties. In addition to the base rent, NHC pays any additional rent and percentage rent as required by the master lease. Under the terms of the master lease, the base annual rent escalates by 4% of the increase, if any, in each facility’s annual revenue over a base year and is referred to as “percentage rent.”.

The following table summarizes the percentage rent income from NHC ($ in thousands):

	Year Ended December 31,
	2024	2023	2022
Current year	$5,518	$3,862	$3,332
Prior year final certification[1]	1,656	630	(206)
Total percentage rent income	$7,174	$4,492	$3,126
1 For purposes of the percentage rent calculation described in the master lease agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

One of the members of our Board of Directors is also a member of NHC’s board of directors. Our former chairperson, Mr. W. Andrew Adams, was also a director of NHC. Mr. W. Andrew Adams retired from our Board of Directors effective December 31, 2024. As of December 31, 2024, NHC owned 1,630,642 shares of our common stock.

Cash Basis Operators

We had three tenants on the cash basis of accounting for revenue recognition for their leasing arrangements based on our assessment of each tenant’s ability to satisfy its contractual obligations as of December 31, 2024. Cash rents received from these tenants for the years ended December 31, 2024, 2023 and 2022 were as follows ($ in thousands):

	Year Ended December 31,
	2024	2023	2022
Bickford[1,2]	$38,971	$33,352	$27,650
All others[3]	11,010	12,444	7,681
Total cash rent received from cash basis operators	$49,981	$45,796	$35,331

1Excludes $2.5 million and $3.0 million of rental income related to the reduction of rent deferrals recognized in connection with the acquisition of two ALFs located in Virginia from Bickford for the years ended December 31, 2023 and 2022, respectively.
2Excludes the impact of write-offs of $18.1 million in total straight-line rents receivable and $7.1 million of lease incentives during the year ended December 31, 2022.
3Excludes the impact of write-offs of $9.0 million in total straight-line rents receivable during the year ended December 31, 2022.

Included in rental income are amounts received from prior rent deferrals granted to cash basis tenants totaling $9.0 million, $2.8 million and $0.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Senior Living Management

In 2022, we converted four properties leased to Senior Living Management (“SLM”) to the cash basis of accounting. In late September 2024, SLM notified us that ongoing liquidity constraints raised doubts about SLM’s ability to sustain its operations and pay its contractual rent and interest obligations prospectively. In the fourth quarter of 2024, one property was transitioned to a new operator under a new lease agreement, as previously planned, one property classified as assets held for sale in 2023 was sold, and the remaining two leased properties with a net book value of $6.8 million as of December 31, 2024, were transitioned pursuant to interim management agreements and subsequently transitioned to the interim manager pursuant to a new triple-net lease in January 2025.

Total cash rent received from SLM recognized for the years ended December 31, 2024, 2023 and 2022 was $2.7 million, $5.4 million and $3.7 million, respectively. Reference Note 4 for further discussion on the two non-performing notes receivable from SLM.

Other Portfolio Activity

Tenant Transitions

In addition to the ALF previously leased to SLM that was transitioned as discussed above, we transitioned an SNF in Wisconsin and an ALF in Alabama to new operators in 2024. We wrote off to “Rental income” the straight-line rents receivable of approximately $1.6 million associated with two of the terminated leases.

Tenant Purchase Options

Certain of our leases contain purchase options allowing tenants to acquire the leased properties at a fixed base price plus a specified share in any appreciation, fixed base price, or a fixed minimum internal rate of return on our investment. At December 31, 2024, tenants had purchase options on four properties with an aggregate net investment of $77.2 million that will become exercisable between 2027 and 2031. Rental income from these properties with tenant purchase options was $8.8 million, $7.2 million and $7.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

We cannot reasonably estimate at this time the probability that any purchase options will be exercised in the future. Consideration to be received from the exercise of any tenant purchase option is expected to exceed our net investment in the leased property or properties.

Lease Costs

As of December 31, 2024, we are a lessee under a ground lease related to an ALF located in Ohio. For the years ended December 31, 2024, 2023 and 2022, the expense associated with this operating lease was $0.1 million and is included within “General and administrative expense” on the Consolidated Statements of Income. Future minimum lease payments are approximately $0.1 million annually for 2025 through 2029 with cumulative payments of $2.1 million thereafter reflecting an aggregate of $1.2 million of imputed interest. At December 31, 2024, the discount rate for this lease approximated 4.7%. Supplemental balance sheet information related to the lease is as follows ($ in thousands):

	As of December 31,
	2024	2023
Buildings and improvements - right of use asset	$1,524	$1,562

Accounts payable and accrued expenses - lease liability	$1,685	$1,705

Rent Concessions

During 2022 we granted approximately $9.3 million in rent concessions to tenants whose operations were adversely affected by COVID-19. These concessions were accounted for as variable lease payments, reducing rental income. Bickford accounted for $4.0 million of the concessions. There were no rent concessions accounted for as variable lease payments granted for the years ended December 31, 2024 or 2023.

Future Minimum Lease Payments

Future minimum lease payments to be received by us under our operating leases, including cash basis tenants, at December 31, 2024 are as follows ($ in thousands):

Year Ending December 31,	Amount
2025	$247,712
2026	254,499
2027	208,589
2028	203,933
2029	194,283
Thereafter	845,337
$1,954,353

Variable Lease Payments

Most of our leases contain annual escalators in rent payments. Some of our leases contain escalators that are determined annually based on a variable index or other factors that are indeterminable at the inception of the lease. The table below indicates the rental income recognized as a result of fixed and variable lease escalators ($ in thousands):

	Year Ended December 31,
	2024	2023	2022
Lease payments based on fixed escalators	$234,672	$225,565	$226,873
Lease payments based on variable escalators	11,074	7,709	5,275
Straight-line rent income, net of write-offs	3,031	6,961	(16,681)
Escrow funds received from tenants for property operating expenses	11,165	11,513	9,788
Amortization and write-off of lease incentives	(2,893)	(2,521)	(7,555)
Rental income	$257,049	$249,227	$217,700
Note 4. Mortgage and Other Notes Receivable

At December 31, 2024, our investments in mortgage notes receivable totaled $175.8 million secured by real estate and other assets of the borrowers (e.g., Uniform Commercial Code liens on personal property) related to 16 facilities, and our investments in other notes receivable totaled $113.4 million, substantially all of which were guaranteed by significant parties to the notes or by cross-collateralization of properties with the same owner. At December 31, 2023, our investments in mortgage notes receivable totaled $162.4 million and other notes receivable totaled $98.3 million. These balances exclude a credit loss reserve of $20.2 million and $15.5 million at December 31, 2024 and 2023, respectively.

Non-performing Loans

As of December 31, 2024 and 2023, we had three loans designated as non-performing including a mortgage note receivable of $10.0 million and a mezzanine loan of $14.5 million due from affiliates of SLM. As of December 31, 2023, we had designated a mortgage note receivable of $2.1 million, due from Bickford, as non-performing. In the fourth quarter of 2024, we received $0.7 million to settle this mortgage note receivable upon sale of the underlying property securing the loan. We executed a new unsecured loan with Bickford for the remaining balance of the mortgage loan of approximately $1.4 million, on which we maintain a full reserve.

Interest income recognized, representing cash received, from these non-performing loans was $1.3 million, $1.8 million and $1.7 million, respectively, for the years ended December 31, 2024, 2023 and 2022. All other loans were on full accrual basis at December 31, 2024 and 2023. The credit loss reserve related to non-performing loans totaled $16.1 million and $11.9 million at December 31, 2024 and 2023, respectively. The credit loss reserve was increased $3.6 million during the third quarter of 2024 related to the $14.5 million mezzanine loan due from SLM based upon further deterioration in SLM’s liquidity. Reference Note 3 for further discussion. In February 2025, we received ownership of the property securing the $10.0 million mortgage note receivable in lieu of foreclosure. The fair value of the real estate assets was estimated at approximately $8.6 million, consistent with our net carrying value of the mortgage loan as of December 31, 2024.

2024 Mortgage and Other Notes Receivable

Carriage Crossing Senior Living Bloomington

In February 2024, we funded $15.0 million on a mortgage note receivable with Carriage Crossing Senior Living Bloomington (“Carriage Crossing”), with an additional $2.0 million available to be funded contingent upon the performance of facility operations until March 31, 2027. The five-year loan agreement provides for an annual interest rate of 8.75% and two one-year extensions with an option for the Company to purchase the facility after February 2026.

Compass Senior Living, LLC

In June 2024, we funded $9.5 million on a mortgage note receivable secured by two facilities with Compass Senior Living, LLC. The five-year loan agreement provides for an annual interest rate of 8.5% with an option for the Company to purchase one or both facilities after July 2026.

The Sanders Trust, LLC

In August 2024, we entered into an agreement to fund up to $27.7 million on a construction loan with TST Lake City IRF, LLC for the development of an in-patient rehabilitation facility to be located in Lake City, Florida. The four-year loan agreement provides for an annual interest rate of 9.0% and two one-year extensions. As of December 31, 2024, $7.4 million was outstanding on the loan.

Capital Funding Group, Inc. Loan Extension

In November 2024, we amended a mezzanine loan with Capital Funding Group, Inc. Pursuant to the terms of the related amended loan agreement, the loan balance increased from $25.0 million to $50.0 million. The loan bears interest at an annual rate of 10.0% and matures December 31, 2028.

Montecito Medical Real Estate

We have a $50.0 million mezzanine loan and security agreement with Montecito Medical Real Estate for a fund that invests in medical real estate, including medical office buildings, throughout the United States. In 2024, approximately $4.5 million of principal was repaid upon the sale by the fund of three of the underlying properties. As of December 31, 2024, $15.6 million was outstanding on the loan associated with six medical office buildings with a combined purchase price of approximately $64.7 million. In January 2025, we received an additional $6.2 million in principal repayment upon the sale of an additional property by the fund.

Interest accrues at an annual rate ranging between 7.5% and 9.5% that is paid monthly in arrears. Deferred interest accrues at an additional annual rate ranging between 2.5% and 4.5% to be paid upon certain future events including repayments, sales of fund investments, and refinancings. The deferred interest will be recognized as interest income upon receipt. For the years ended December 31, 2024, 2023 and 2022, we received interest of $1.9 million, $1.8 million and $1.8 million, respectively. Funds drawn in accordance with this agreement are required to be repaid on a per-investment basis five years from deployment of the funds for the applicable investment, subject to two one-year extensions.

2023 Mortgage and Other Notes Receivable

Capital Funding Group, Inc. Loan Extension

In September 2023, we amended a mezzanine loan with Capital Funding Group, Inc. Pursuant to the terms of the related amended loan agreement, the loan increased from its balance of $8.1 million to $25.0 million. The interest rate on the loan was increased to 10% and the maturity was extended to December 31, 2028.

Other Activity

Bickford Construction and Mortgage Loans

At December 31, 2024, we had one fully funded construction loan of $14.7 million outstanding to Bickford. The construction loan is secured by a first mortgage lien on substantially all of the related real and personal property as well as a pledge of any and all leases or agreements which may grant a right of use to the property. Usual and customary covenants extend to the agreement, including the borrower’s obligation for payment of insurance and taxes. NHI has a fair market value purchase option on the property upon stabilization of the underlying operations.

As of December 31, 2023, we had designated a mortgage note receivable of $2.1 million, due from Bickford, as non-performing. In the fourth quarter of 2024, we received $0.7 million to settle this mortgage note receivable upon sale of the underlying property securing the loan. We executed a new unsecured loan with Bickford for the remaining balance of the mortgage loan of approximately $1.4 million, on which we maintain a full reserve. This note receivable bears interest at a 9% annual rate and matures in May 2033.

At December 31, 2024, we held a $12.2 million second mortgage as a component of the purchase price consideration in connection with the sale of properties to Bickford. This second mortgage notes receivable bears interest at a 10% annual rate and matures in April 2026. Interest income was $1.3 million, $1.2 million and $1.3 million for the years ended December 31, 2024, 2023 and 2022, respectively, related to the second mortgage. We did not include this mortgage notes receivable in the determination of the gain recognized upon sale of the portfolio. Therefore, this mortgage notes receivable is not reflected in “Mortgage and other notes receivable, net” in the Consolidated Balance Sheets as of December 31, 2024 and 2023. During the years ended December 31, 2024 and 2023 Bickford repaid $0.4 million and $0.3 million, respectively, of principal on this mortgage notes receivable which is reflected in “Gains on sales of real estate” in the Consolidated Statements of Income.

Senior Living

We have provided a $20.0 million revolving line of credit to Senior Living whose borrowings under the revolver are to be used for working capital needs and to finance construction projects within its portfolio, including building additional units. Beginning January 1, 2025, availability under the revolver was reduced to $15.0 million. The revolver matures in December 2031 at the time of the Senior Living lease maturity. At December 31, 2024, the $11.3 million outstanding under the revolver bore interest at 8.0% per annum.

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

Credit Loss Reserve

Our principal measures of credit quality, except for construction mortgages, are debt service coverage for amortizing loans and interest or fixed charge coverage for non-amortizing loans, collectively referred to as “Coverage.” A Coverage ratio provides a measure of the borrower’s ability to make scheduled principal and interest payments. The Coverage ratios presented in the table below have been calculated utilizing the most recent date for which data is available, September 30, 2024, using EBITDARM (earnings before interest, taxes, depreciation, amortization, rent and management fees) and the requisite debt service, interest service or fixed charges, as defined in the applicable loan agreement. We categorize Coverage into three levels: (i) more than 1.5x, (ii) between 1.0x and 1.5x, and (iii) less than 1.0x. We update the calculation of Coverage on a quarterly basis. Coverage is not a meaningful credit quality indicator for construction mortgages as either these developments are not generating any operating income, or they have insufficient operating income as occupancy levels necessary to stabilize the properties have not yet been achieved. We measure credit quality for these mortgages by considering the construction and stabilization timeline and the financial condition of the borrower as well as economic and market conditions. The tables below present outstanding note balances as of December 31, 2024 at amortized cost.

We consider the guidance in ASC 310-20, Receivables - Nonrefundable Fees and Other Costs, when determining whether a modification, extension or renewal constitutes a current period origination. The credit quality indicator as of December 31, 2024, is presented below for the amortized cost, net by year of origination ($ in thousands):

	2024	2023	2022	2021	2020	Prior	Total
Mortgages
more than 1.5x	$16,589	$—	$42,465	$—	$—	$32,666	$91,720
between 1.0x and 1.5x	23,877	725	28,387	—	—	6,423	59,412
less than 1.0x	—	—	—	—	—	14,700	14,700
	40,466	725	70,852	—	—	53,789	165,832
Mezzanine
more than 1.5x	—	524	—	13,137	—	—	13,661
between 1.0x and 1.5x	—	—	—	18,998	—	—	18,998
less than 1.0x	24,760	229	—	—	—	25,000	49,989
	24,760	753	—	32,135	—	25,000	82,648
Non-performing
more than 1.5x	—	—	—	—	—	10,000	10,000
between 1.0x and 1.5x	1,369	—	—	—	—	14,500	15,869
	1,369	—	—	—	—	24,500	25,869
Revolver
more than 1.5x							14,476
between 1.0x and 1.5x							350
							14,826
					Credit loss reserve		(20,249)
							$268,926

Due to the continuing challenges in financial markets and the potential impact on the collectability of our mortgage and other notes receivable, we forecasted a 20% increase in the probability of a default and a 20% increase in the amount of loss from a default on all loans, other than those designated as non-performing, resulting in an effective adjustment of 40%. The methodology for estimating the reserves for non-performing loans incorporates the sufficiency of the underlying collateral and the current conditions and forecasts of future economic conditions of these loans, including qualitative factors, which may differ from conditions existing in the historical periods.

The allowance for expected credit losses is presented in the following table for the year ended December 31, 2024 ($ in thousands):

Balance at January 1, 2024	$15,476
Provision for expected credit losses	4,773
Balance at December 31, 2024	$20,249

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

Merrill Managed Portfolio

We have six ILFs located in California and Washington in a consolidated venture with Merrill. Merrill initially contributed $10.6 million in cash for its 20% common equity interest in the venture. For the years ended December 31, 2024, and 2023, the members contributed an additional $5.5 million and $4.6 million, respectively, to fund additional capital expenditures, of which Merrill contributed approximately $1.1 million and $0.9 million in cash in accordance with its common equity interest percentage in the venture. The operating agreement for the venture provides for contingent distributions to the members based on the attainment of certain yields on investment calculated on an annual basis.

The properties are managed by Merrill pursuant to a management agreement with an initial term through March 2032 that automatically renews on a year-to-year basis thereafter unless terminated by either party with notice. The management agreement entitles Merrill to a base management fee of 5% of net revenue and a real estate services fee of 5% of real estate costs incurred during any calendar year that exceed $1,000 times the number of units at each facility. The noncontrolling interest associated with the venture was determined to be contingently redeemable and is classified in mezzanine equity on the Consolidated Balance Sheets as of December 31, 2024 and 2023, as discussed further in Note 10.

Discovery Managed Portfolio

We have nine ILFs located in Arkansas, Georgia, Ohio, Oklahoma, New Jersey, and South Carolina in a consolidated venture with the Discovery member, which owns a 2% common equity interest in the venture. For the years ended December 31, 2024 and 2023, the members contributed an additional $3.5 million and $2.6 million, respectively, to fund additional capital expenditures, of which the Discovery member contributed approximately $0.1 million and $0.1 million, respectively, in cash in accordance with its common equity interest percentage in the venture. The operating agreement for the venture provides for contingent distributions to the members based on the attainment of certain yields on investment calculated on an annual basis. At inception, the noncontrolling interest associated with this venture was determined to be contingently redeemable and classified in mezzanine equity on the Consolidated Balance Sheet. Effective in the fourth quarter of 2022, the operating agreement was amended, resulting in the noncontrolling interest no longer being contingently redeemable. The noncontrolling interest associated with the venture is included in “Equity” on the Consolidated Balance Sheets as of December 31, 2024 and 2023.

The properties are managed by separate related parties of Discovery pursuant to management agreements, each with an initial term through March 2032 that automatically renews on a year-to-year basis thereafter unless terminated by either party with notice. The management agreements entitle the managers to a base management fee of 5% of net revenue.

Note 6. Equity Method Investment

Concurrently with the acquisition of a CCRC from LCS-Westminster Partnership III, LLP in January 2020, we invested $0.9 million in the operating company, Timber Ridge OpCo, LLC (“Timber Ridge OpCo”) representing a 25% equity interest. This investment is held by our TRS to be compliant with the provisions of the REIT Investment Diversification and Empowerment Act (“RIDEA”) of 2007. As part of our investment, we provided Timber Ridge OpCo a revolving credit facility of up to $5.0 million of which no funds have been drawn.

We account for our investment in Timber Ridge OpCo under the equity method and decrease the carrying value of our investment for losses in the entity and distributions to NHI for cumulative amounts up to and including our basis plus any guaranteed or implied commitments to fund operations. In February 2023, we received $2.5 million from Timber Ridge OpCo, representing the Company’s proportionate share of the lease incentive earned, as discussed in Note 7, based on its equity interest in the entity. Our guaranteed and implied commitments are currently limited to the additional $5.0 million under the revolving credit facility and the $2.5 million lease incentive distribution received. As of December 31, 2024 and 2023, we have recognized our share of Timber Ridge OpCo’s operating losses in excess of our initial investment. These cumulative losses of $5.0 million in excess of our original basis and the $2.5 million lease incentive distribution received are included in “Accounts payable and accrued expenses” in our Consolidated Balance Sheets as of December 31, 2024 and 2023. Excess unrecognized equity method losses for this investment for both the years ended December 31, 2024 and 2023 were $2.7 million. Cumulative unrecognized losses for this investment were $12.2 million through December 31, 2024. We recognized gains of approximately $0.4 million, $0.6 million and $0.6 million representing cash distributions received related to our investment in Timber Ridge OpCo for the years ended December 31, 2024, 2023 and 2022 respectively.

The Timber Ridge OpCo property is subject to early resident mortgages secured by a Deed of Trust and Indenture of Trust (the “Deed and Indenture”). As part of our acquisition, NHI-LCS JV I, LLC (“Timber Ridge PropCo”) acquired the Timber Ridge CCRC property and a subordination agreement was entered into pursuant to which the trustee acknowledged and confirmed that the security interests created under the Deed and Indenture were subordinate to any security interests granted in connection with the $81.0 million loan made by NHI to Timber Ridge PropCo, which is eliminated upon consolidation. In addition, under the terms of the resident loan assumption agreements, during the term of the lease (seven years with two five-year renewal options), Timber Ridge OpCo is to indemnify Timber Ridge PropCo for any repayment by Timber Ridge PropCo of these early resident mortgage liabilities under the guarantee. As a result of the subordination agreement and the resident loan assumption agreements, no liability has been recorded as of December 31, 2024. The balance secured by the Deed and Indenture was $10.3 million at December 31, 2024.

Note 7. Other Assets

Other assets, net consist of the following ($ in thousands):

	December 31, 2024	December 31, 2023
SHOP accounts receivable, net of allowance of $494 and $343, and other assets	$2,232	$1,620
Real estate investments accounts receivable and prepaid expenses	4,223	3,296
Lease incentive payments, net	7,877	10,669
Regulatory escrows	6,208	6,208
Restricted cash	2,213	2,270
	$22,753	$24,063

In February 2023, Timber Ridge PropCo, the consolidated senior housing partnership with LCS that owns the Timber Ridge CCRC, paid a $10.0 million lease incentive earned by Timber Ridge OpCo. The lease incentive is being amortized on a straight-line basis through the remaining initial lease term ending January 2027.

Note 8. Debt

Debt consisted of the following ($ in thousands):

	December 31, 2024	December 31, 2023
Revolving credit facility - unsecured	$331,200	$245,000
Bank term loans - unsecured	200,000	200,000
2031 Senior Notes - unsecured, net of discount of $1,956 and $2,278	398,044	397,722
Private placement notes - unsecured	150,000	225,000
Fannie Mae term loans - secured, non-recourse	75,815	76,241
Unamortized loan costs	(9,018)	(8,912)
	$1,146,041	$1,135,051

Aggregate principal maturities of debt as of December 31, 2024 for each of the next five years and thereafter are included in the table below. These maturities do not include the impact of any debt incurred or repaid subsequent to December 31, 2024 ($ in thousands):

For The Year Ending December 31,
2025	$325,815
2026	—
2027	100,000
2028	331,200
2029	—
Thereafter	400,000
1,157,015
Less: discount	(1,956)
Less: unamortized loan costs	(9,018)
$1,146,041

Unsecured revolving credit facility and bank term loan

We have a $700.0 million unsecured revolving credit facility (the “Credit Facility”), which was amended and restated on October 24, 2024 to extend the maturity date from March 2026 to October 2028, which may be further extended by us pursuant to (i) one or both of the two six-month extension options or (ii) one twelve-month extension option. Borrowings under the Credit Facility bear interest, at our election, at one of the following (a) Term Secured Overnight Financing Rate (“SOFR”) (plus a credit spread adjustment) plus a margin ranging from 0.725% to 1.40%, (b) Daily SOFR (plus a credit spread adjustment) plus a margin ranging from 0.725% to 1.40% or (c) the base rate plus a margin ranging from 0.00% to 0.40%. In each election, the actual margin is determined according to our credit ratings. The base rate means, for any day, a fluctuating rate per annum equal to the highest of (x) the agent’s prime rate, (y) the federal funds rate on such day plus 0.50% or (z) the adjusted Term SOFR for a one-month tenor in effect on such day plus 1.0%. In addition, the Credit Facility requires a facility fee equal to 0.125% to 0.30%, based on our credit rating on the $700.0 million committed capacity, without regard to usage. We expensed approximately $0.2 million of unamortized loan costs and incurred approximately $3.6 million in costs related to the Credit Facility during the year ended December 31, 2024.

At December 31, 2024, we had $368.8 million available to draw on the Credit Facility, subject to usual and customary covenants. Among other stipulations, the unsecured credit facility agreement requires that we maintain certain financial ratios within limits set by our creditors. At December 31, 2024, we were in compliance with these ratios.

In 2023, we repaid $20.0 million of a term loan due in 2023 (the “2023 Term Loan”). In June 2023, we entered into a two-year $200.0 million term loan (the “2025 Term Loan”) bearing interest at a variable rate which is SOFR-based with a margin determined according to our credit ratings plus a 0.10% credit spread adjustment. The Company incurred approximately $2.7 million of deferred financing costs associated with this loan. The 2025 Term Loan proceeds were used to repay a portion of the remaining $220.0 million 2023 Term Loan balance, which was repaid in full in June 2023. Upon repayment, we expensed approximately $0.1 million of unamortized loan costs associated with this loan which are included in “Loss on early retirement of debt” in our Consolidated Statement of Income for the year ended December 31, 2023.

Concurrently with the amendment and restatement of the Credit Facility, we amended the terms of the term loan agreement for the 2025 Term Loan to, among other things, modify the representations, covenants, financial covenants, and events of default to align with the same provisions in Credit Facility.

In 2022, we repaid a $75.0 million term loan in advance of its contractual maturity date resulting in a $0.2 million charge reflected in “Loss on early retirement of debt” in our Consolidated Statement of Income for the year ended December 31, 2022.

Pinnacle Bank is a participating member of our banking group. A member of NHI’s Board of Directors and chairperson of the Board of Directors, effective January 7, 2025, is also the chairperson of Pinnacle Financial Partners, Inc., the holding company for Pinnacle Bank. NHI’s local banking transactions are conducted primarily through Pinnacle Bank.

2031 Senior Notes

In January 2021, we issued $400.0 million in aggregate principal amount of 3.00% senior notes that mature on February 1, 2031 and pay interest semi-annually (the “2031 Senior Notes”). The 2031 Senior Notes were sold at an issue price of 99.196% of face value before the underwriters’ discount. Our net proceeds from the 2031 Senior Notes offering, after deducting underwriting discounts and expenses, were approximately $392.3 million. The 2031 Senior Notes are subject to affirmative and negative covenants, including financial covenants with which we were in compliance at December 31, 2024.

Private Placement Notes

In September 2024, we repaid upon maturity the $75.0 million of the private placement notes primarily with proceeds from the Credit Facility.

Our unsecured private placement notes outstanding as of December 31, 2024, payable interest-only, are summarized below ($ in thousands):

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

Fannie Mae Term Loans

As of December 31, 2024, we had $60.1 million in Fannie Mae term-debt mortgage financing, that originated in March 2015, requiring interest-only payments at an annual rate of 3.79% with a 10-year maturity. The mortgages are non-recourse and secured by 11 properties leased to Bickford.

In a December 2017 acquisition, we assumed additional Fannie Mae debt that amortizes through 2025 when a balloon payment will be due, bears interest at a rate of 4.6%, and has a remaining balance of $15.7 million at December 31, 2024. Collectively, the Fannie Mae debt is secured by properties having a net book value of $98.2 million at December 31, 2024.

Interest Expense

The following table summarizes interest expense ($ in thousands):

	December 31, 2024
	2024	2023	2022
Interest expense on debt at contractual rates	$56,313	$55,603	$42,487
Capitalized interest	(193)	(90)	(46)
Amortization of debt issuance costs, debt discount and other	3,783	2,647	2,476
Total interest expense	$59,903	$58,160	$44,917

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

As of December 31, 2024, we had working capital, mortgage, construction, revolving credit and mezzanine loan commitments to seven operators or borrowers for an aggregate of $138.2 million, of which we had funded $70.7 million toward these commitments. Loan funded amounts do not reflect the effects of discounts or commitment fees. See Note 4 for further details of our loan commitments. Loans funded do not include the effects of discounts or commitment fees.

As of December 31, 2024, we had $37.1 million of development commitments for renovation of eight properties, of which we had funded $19.5 million toward these commitments.

As of December 31, 2024, we had an aggregate of $16.9 million in remaining contingent lease inducement commitments in four lease agreements which are generally based on the performance of facility operations and may or may not be met by the tenant.

The credit loss liability for unfunded loan commitments is estimated using the same methodology as used for our funded mortgage and other notes receivable based on the estimated amount that we expect to fund. We applied the same market adjustments as discussed in Note 4.

The liability for expected credit losses on our unfunded loan commitments reflected in “Accounts payable and accrued expenses” on the Consolidated Balance Sheets as of December 31, 2024 and 2023 is presented in the following table for the year ended December 31, 2024 ($ in thousands):

Balance at January 1, 2024	$279
Provision for expected credit losses	(132)
Balance at December 31, 2024	$147

Bickford Contingent Note Arrangement

Related to the sale of six properties to Bickford in 2021 we reached an agreement with Bickford whereby Bickford would owe us up to $4.5 million under a contingent note arrangement. We have the one-time option to determine fair market value of the portfolio through April 30, 2026, at which time the amount owed under the contingent note arrangement, if any, will be determined as the lesser of (i) the difference between the fair market value of the portfolio and $52.1 million, which amount represents the purchase consideration for the portfolio of $52.9 million less $0.8 million in mortgage debt repayment fees previously paid by us associated with this portfolio, and (ii) $4.5 million. Any amount due on the contingent note arrangement will accrue interest at an annual rate of 10% and will be due in five years from the determination date.

Litigation

Our facilities are subject to claims and suits in the ordinary course of business. Such claims may include, among other things, professional liability and general liability claims, as well as regulatory proceedings related to our SHOP segment. Our managers, tenants and borrowers have indemnified, and are obligated to continue to indemnify, us against liabilities arising from their operation of the facilities, and are further obligated to indemnify us against environmental or title problems affecting the real estate underlying such facilities. While there may be lawsuits pending against us and certain of the owners and/or lessees of the facilities, management believes that the ultimate resolution of all such pending proceedings will have no material adverse effect on our financial condition, results of operations or cash flows.

Welltower Inc.

In 2021, Welltower completed the purchase of a senior housing portfolio from Holiday Retirement (“Holiday”), which included 17 facilities subject to a 2013 master lease between a Holiday subsidiary and NHI. NHI received no rent due under such master lease after the Welltower closing. As a result, NHI and certain of its subsidiaries filed suit against Welltower and certain of its affiliates or subsidiaries for, among other things, failure to pay rent and failure to comply with other obligations. Pursuant to a memorandum of understanding dated March 4, 2022, NHI applied the remaining approximately $8.8 million lease deposit to past due rents in the first quarter of 2022, and Welltower transferred approximately $6.9 million to an escrow account to be released to NHI upon satisfactory transition of facility operations and mutual dismissal of the lawsuit. Effective April 1, 2022, the escrow conditions were satisfied, the escrowed funds were released, and NHI recognized $6.9 million as rental income during the year ended December 31, 2022. NHI recognized approximately $0.7 million as a “Loss on operations transfer, net” on the Consolidated Statements of Income for the year ended December 31, 2022, which represents the amount of net working capital deficit assumed by NHI in connection with the transfer of operations.

Note 10. Redeemable Noncontrolling Interest

The interest held by Merrill in its SHOP venture was classified as a “Redeemable noncontrolling interest” in the mezzanine section between Total liabilities and Stockholders’ equity on our Consolidated Balance Sheets as of December 31, 2024 and 2023. Certain provisions within the operating agreement of the Merrill venture provide Merrill with put rights upon certain contingent events that are not solely within the control of the Company. Therefore, Merrill’s noncontrolling interest was determined to be contingently redeemable. The redeemable noncontrolling interest is not currently redeemable and we concluded a contingent redemption event is not probable to occur as of December 31, 2024. Consequently, the noncontrolling interest will not be subsequently remeasured to its redemption amount until such contingent event and the related redemption are probable to occur. We will continue to reflect the attribution of gains or losses to the redeemable noncontrolling interest each period.

The following table presents the change in “Redeemable noncontrolling interest” for the years ended December 31, 2024 and 2023 ($ in thousands):

	Year Ended December 31,
	2024	2023
Balance at January 1,	$9,656	$9,825
Contributions	1,100	922
Net loss	(916)	(1,091)
Distributions	(50)	—
Balance at December 31,	$9,790	$9,656

Note 11. Equity and Dividends

Share Repurchase Plan

On February 16, 2024, our Board of Directors renewed our stock repurchase plan (the “Repurchase Plan”) pursuant to which we may repurchase up to $160.0 million in shares of our issued and outstanding common stock, par value $0.01 per share. The Repurchase plan, which was effective for a period of one year, expired in February 2025. Under the Repurchase Plan shares could be repurchased from time-to-time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with the terms of Rule 10b-18 of the Securities Exchange Act of 1934 as amended (the “Exchange Act”).

No common stock was repurchased under the Repurchase Plan during the years ended December 31, 2024 and 2023. During the year ended December 31, 2022, we repurchased through the open market transactions approximately 2.5 million shares of common stock for an average price of $61.56 per share, excluding commissions. All shares received were constructively retired upon receipt, and the excess of the purchase price over the par value per share was recorded to “Retained earnings” in the Consolidated Balance Sheet.

Forward Sale Agreements

In August 2024, we entered into forward equity sale agreements with financial institutions to sell up to an aggregate of approximately 2.8 million shares of common stock, at an initial forward sale price of $68.40 per share, pursuant to which the financial institutions borrowed and sold these shares of common stock in a public offering. We did not receive any proceeds from the sale of shares of our common stock by the forward purchasers at the time of the offering.

In the fourth quarter of 2024, we partially settled the forward equity sale agreements by issuing approximately 1.8 million shares of common stock for net proceeds of approximately $122.4 million. As of December 31, 2024, the remaining 1.0 million shares of common stock were available for settlement for proceeds of approximately $64.9 million at a forward price of $67.65.

ATM Equity Program

We maintain an ATM equity program which allows us to sell our common stock directly into the market and have entered into an ATM equity offering sales agreement pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $500.0 million of the Company’s common stock. The ATM equity program has a forward sale provision which allows us to sell shares of common stock to forward purchasers at a predetermined price at a future date (the “ATM forward sale agreements”).

On November 22, 2024, we entered into an ATM forward sale agreement with a financial institution to sell shares of common stock over a forward selling period to be completed by the end of the year. We sold approximately 1.0 million shares on a forward basis at a weighted average price of $74.99 per share net of sales agent fees, or $74.2 million. We did not initially receive any proceeds from the sale of shares on a forward basis. On December 19, 2024, we closed the forward selling period and completed the hedge with the financial institution at an initial forward price of $75.17 per share. Prior to this date, we did not qualify for equity treatment in accordance with ASC 815-40. Accordingly, we have recognized a gain of approximately $6.3 million for the year ended December 31, 2024 representing the net asset of the forward at the conclusion of the forward selling period. Upon hedge completion, the forward qualified for equity treatment and we reclassified the asset into “Capital in excess of par value” on the Consolidated Balance Sheet. The gain is reflected in “Gain on forward equity sale agreement, net” on the Consolidated Statements of Income.

On December 26, 2024, we physically settled in part the forward by issuing approximately 0.3 million shares of common stock and received net proceeds of approximately $20.0 million, or $75.22 per share. As of December 31, 2024, the remaining approximately 0.7 million shares of common stock were available for settlement for proceeds of approximately $53.8 million at a forward price of $74.36. No shares were sold under the ATM equity program during the year ended December 31, 2023.

Dividends

The following table summarizes dividends declared by the Board of Directors or paid during the years ended December 31, 2024 and 2023:

Year Ended December 31, 2024
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
February 16, 2024	March 28, 2024	May 3, 2024	$0.90
May 3, 2024	June 28, 2024	August 2, 2024	$0.90
August 2, 2024	September 27, 2024	November 1, 2024	$0.90
November 1, 2024	December 31, 2024	January 29, 2025	$0.90

Year Ended December 31, 2023
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
February 17, 2023	March 31, 2023	May 5, 2023	$0.90
May 5, 2023	June 30, 2023	August 4, 2023	$0.90
August 4, 2023	September 29, 2023	November 3, 2023	$0.90
November 3, 2023	December 29, 2023	January 26, 2024	$0.90

On February 14, 2025, the Board of Directors declared a $0.90 per share dividend to common stockholders of record on March 31, 2025, payable May 2, 2025.

Note 12. Share-Based Compensation

We recognize share-based compensation for all stock options granted over the requisite service period using the fair value of these grants as estimated at the date of grant using the Black-Scholes pricing model over the requisite service period using the market value of our publicly traded common stock on the date of grant. Restricted stock awards are issued with a grant date fair value based on the market value of our common stock on the date of grant. The restricted stock awards vest over five years, with 20% vesting on each anniversary of the date of grant. The restricted stock awards contain non-forfeitable rights to dividends or dividend equivalents during the vesting periods.

Share-Based Compensation Plans

The Compensation Committee of the Board of Directors (the “Committee”) has the authority to select the participants to be granted options; to designate whether the option granted is an incentive stock option (“ISO”), a non-qualified option, or a stock appreciation right; to establish the number of shares of common stock that may be issued upon exercise of the option; to establish the vesting provision for any award; and to establish the term any award may be outstanding. The exercise price of any ISOs granted will not be less than 100% of the fair market value of the shares of common stock on the date granted and the term of an ISO may not be more than ten years. The exercise price of any non-qualified options granted will not be less than 100% of the fair market value of the shares of common stock on the date granted unless so determined by the Committee.

The Company’s outstanding stock incentive awards have been granted under two incentive plans – the 2012 Stock Incentive Plan and the 2019 Stock Incentive Plan, as amended and restated (the “2019 Plan”). The number of shares of common stock authorized for issuance under the 2019 Plan is 6,000,000 and the Company may award shares of restricted stock and restricted stock units subject to such conditions and restrictions as the Company may determine. The individual awards may vest over periods up to five years. The term of the awards under the 2019 Plan is up to ten years from the date of grant. As of December 31, 2024, shares available for future grants totaled 3,713,168 under the 2019 Plan.

In February 2024, 15,000 shares of restricted stock were issued to executive officers with a grant date fair value of $57.76 per share based on the market value of our common stock on the date of grant. In May 2023, 21,000 shares of restricted stock were issued to executive officers with a grant date fair value of $49.30 per share based on the market value of our common stock on the date of grant. The restricted stock awards vests over five years, with 20% vesting on each anniversary of the date of grant. The restricted stock awards contain non-forfeitable rights to dividends or dividend equivalents during the vesting periods. During the second quarter of 2024, 3,970 net shares of restricted stock vested. As of December 31, 2024, there were 31,800 non-vested shares of restricted stock outstanding.

Compensation expense is recognized only for the awards that ultimately vest. Accordingly, forfeitures that were not expected may result in the reversal of previously recorded compensation expense. The following is a summary of share-based compensation expense, net of any forfeitures, included in “General and administrative expenses” in the Consolidated Statements of Income ($ in thousands):

	December 31, 2024	December 31, 2023	December 31, 2022
Shared-based compensation components:
Restricted stock expense	$676	$310	$—
Stock option expense	3,506	4,295	8,613
Total share-based compensation expense	$4,182	$4,605	$8,613

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

Stock Options

The weighted average fair value of options granted was $7.36, $10.56 and $11.92 for the years ended December 31, 2024, 2023 and 2022, respectively. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	December 31, 2024	December 31, 2023	December 31, 2022
Dividend yield	6.4%	6.9%	7.0%
Expected volatility	26.1%	39.0%	49.3%
Expected lives	2.9 years	2.9 years	2.9 years
Risk-free interest rate	4.49%	4.56%	1.75%

Stock Option Activity

The following tables summarize our outstanding stock options:

			Weighted Average
	Number	Weighted Average	Remaining
	of Shares	Exercise Price	Contractual Life (Years)
Outstanding December 31, 2021	1,652,505	$78.10
Options granted under 2019 Plan	718,000	$53.62
Options exercised under 2019 Plan	(56,832)	$53.41
Options forfeited	(23,000)	$62.33
Options expired	(74,498)	$77.93
Outstanding December 31, 2022	2,216,175	$70.97
Options granted under 2019 Plan	385,500	$54.73
Options exercised	(5,166)	$53.41
Options forfeited	(61,168)	$66.44
Options expired	(88,170)	$64.33
Outstanding December 31, 2023	2,447,171	$68.80
Options granted under 2019 Plan	431,000	$57.76
Options exercised	(1,065,119)	$58.24
Options forfeited	(95,000)	$68.00
Options expired	(301,837)	$79.96
Outstanding December 31, 2024	1,416,215	$71.06	1.78

Exercisable at December 31, 2024	1,075,521	$75.56	1.12

			Remaining
Grant	Number	Exercise	Contractual
Date	of Shares	Price	Life in Years
2/21/2020	491,000	$90.79	0.14
2/25/2021	322,500	$69.20	1.15
2/25/2022	126,560	$53.41	2.15
2/24/2023	171,650	$54.73	3.15
2/23/2024	304,505	$57.76	4.15
Options outstanding, December 31, 2024	1,416,215

The following table summarizes our outstanding non-vested stock options:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested December 31, 2023	368,344	$11.48
Options granted under 2019 Plan	431,000	$7.36
Options vested under 2019 Plan	(458,650)	$9.68
Non-vested December 31, 2024	340,694	$8.71

As of December 31, 2024, unrecognized compensation expense totaling $1.7 million associated with stock-based awards was expected to be recognized over the following periods: 2025 - $1.2 million, 2026 - $0.3 million, 2027 - $0.1 million, and 2028 - $0.1 million.. Share-based compensation expense is included in “General and administrative expense” in the Consolidated Statements of Income.

At December 31, 2024, the aggregate intrinsic value of stock options outstanding and exercisable was $8.1 million and $3.8 million, respectfully. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2024, 2023 and 2022 was $11.8 million or $77.92 per share; less than $0.01 million or $1.23 per share, and $0.1 million or $6.13 per share, respectively.

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

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per common share ($ in thousands, except share and per share amounts):

	Year Ended December 31,
	2024	2023	2022
Net income	$136,639	$134,381	$65,501
Add: net loss attributable to noncontrolling interests	1,346	1,273	$902
Net income attributable to stockholders	137,985	135,654	66,403
Less: net income attributable to unvested restricted stock awards	(118)	(57)	—
Net income attributable to common stockholders - basic and diluted	$137,867	$135,597	$66,403

BASIC:
Weighted average common shares outstanding	43,844,771	43,388,794	44,774,708

DILUTED:
Weighted average common shares outstanding	43,844,771	43,388,794	44,774,708
Stock options	184,416	672	19,528
Forward equity sales agreement	73,449	—	—
Weighted average dilutive common shares outstanding	44,102,636	43,389,466	44,794,236

Earnings per common share - basic	$3.14	$3.13	$1.48
Earnings per common share - diluted	$3.13	$3.13	$1.48

Incremental anti-dilutive shares excluded:
Net share effect of stock options with an exercise price in excess of the
average market price for our common shares	235,344	802,506	564,803

Regular dividends declared per common share	$3.60	$3.60	$3.60

Note 14. Fair Value of Financial Instruments

Carrying amounts and fair values of financial instruments that are not carried at fair value at December 31, 2024 and December 31, 2023 in the Consolidated Balance Sheets are as follows ($ in thousands):

	Carrying Amount		Fair Value Measurement
	2024	2023	2024	2023
Level 2
Variable rate debt	$525,177	$439,693	$531,200	$445,000
Fixed rate debt	$620,864	$695,358	$548,339	$616,852

Level 3
Mortgage and other notes receivable, net	$268,926	$245,271	$261,708	$237,646

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

Note 15. Income Taxes

Beginning with our inception in 1991, we have elected to be taxed as a REIT under the Internal Revenue Code. We have recorded state income tax expense of $0.1 million related to a Texas franchise tax that has attributes of an income tax for each of the years ended years ended December 31, 2024, 2023, and 2022. Some of our leases require taxes to be reimbursed by our tenants. State income taxes are combined in “Franchise, excise and other taxes” in our Consolidated Statements of Income.

We have a deferred tax asset, which is fully reserved through a valuation allowance, of $0.9 million and $2.2 million as of December 31, 2024 and 2023, respectively. The deferred tax asset is primarily a result of net operating losses from our participation in the operations of a joint venture during the years 2012 through 2016 and by entities that are structured as TRSs under provisions of the Internal Revenue Code. See Notes 5 and 6 for a discussion of SHOP ventures and Timber Ridge OpCo.

The Company made state income tax payments of $0.2 million for each of the years ended December 31, 2024, 2023, and 2022.

Distributions to common stockholders for the last three years are characterized for tax purposes as follows on a per share basis (unaudited):

	Year Ended December 31,
	2024[1]	2023	2022
Ordinary income	$2.84119	$2.40807	$2.61966
Capital gain	—	0.24805	—
Return of capital	—	0.94388	0.98034
Distributions per common share	$2.84119	$3.60	$3.60

1Pursuant to Section 857(b)(9) of the Internal Revenue Code, the $0.90 per share cash distribution paid on January 29, 2025 with a record date of December 31, 2024 (the “January 2025 Cash Distribution”) is treated as received by stockholders on December 31, 2024 to the extent of 2024 earnings and profits. As the Company’s aggregate 2024 cash distributions exceeded 2024 earnings and profits, only a portion of the January 2025 Cash Distribution has been included as a distribution for 2024 tax reporting. The remainder of the January 2025 Cash Distribution will be treated as a 2025 distribution for federal income tax purposes.

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

Effective April 1, 2022, the operations and properties of 15 ILFs were transferred from a triple-net lease to two separate ventures, as discussed further in Notes 5 and 10. The results associated with the prior triple-net lease structure for these properties are included in the Real Estate Investments segment and the results from operating these SHOP properties after the transition are included in our SHOP segment.

Our President and Chief Executive Officer serves as our CODM. Our CODM reviews financial and performance information quarterly based upon segment net operating income (“NOI”). We define NOI as total revenues, less tenant reimbursements and property operating expenses. Our CODM evaluates NOI to make decisions about resource allocations and to assess the property level performance of our properties. For both segments, the CODM considers revenue and operating expenses on a comparative basis (i.e., sequential or year over year) and budget to actual variances on a quarterly basis when making decisions about allocating resources to the segments. In addition, for the SHOP segment, the CODM reviews key performance indicators, including revenues and operating expenses per occupied unit or available unit and resident revenues and related functional expenses. There were no intersegment transactions for years ended December 31, 2024, 2023 and 2022. Capital expenditures for the years ended December 31, 2024, 2023 and 2022, were approximately $169.2 million, $56.9 million and $30.8 million for the Real Estate Investments segment, respectively, and $11.0 million, $9.3 million and $3.3 million for the SHOP segment, respectively.

Non-segment revenue consists mainly of other income. Non-segment assets consist of corporate assets including cash and cash equivalents, and corporate offices and equipment among others. Non-property specific revenues and expenses are not allocated to individual segments in determining NOI.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2. The results of operations for all acquisitions described in Note 3 are included in our consolidated results of operations from the acquisition dates and are components of the appropriate segments. Prior period segment disclosures have been recast to conform to the current period presentation.

Summary information for the reportable segments during the years ended December 31, 2024, 2023 and 2022 are as follows ($ in thousands):

For the year ended December 31, 2024:	Real Estate Investments	SHOP	Non-segment/Corporate	Total
Rental income	$257,049	$—	$—	$257,049
Resident fees and services	—	54,421	—	54,421
Interest income and other	23,243	—	468	23,711
Total revenues	280,292	54,421	468	335,181
Labor	—	17,166	—	17,166
Dietary	—	4,287	—	4,287
Utilities	—	3,887	—	3,887
Taxes and insurance	11,165	6,412	—	17,577
Other senior housing operating expenses[1]	—	10,499	—	10,499
NOI	269,127	12,170	468	281,765
Depreciation	61,249	10,157	37	71,443
Interest	3,060	—	56,843	59,903
Legal	—	—	1,052	1,052
Franchise, excise and other taxes	—	—	38	38
General and administrative	—	—	20,736	20,736
Loan and realty losses, net	5,295	—	—	5,295
Gains on sales of real estate	(6,678)	—	—	(6,678)
Gains from equity method investment	(402)	—	—	(402)
Gain on forward equity sale agreement, net	—	—	(6,261)	(6,261)
Net income (loss)	$206,603	$2,013	$(71,977)	$136,639

Total assets	$2,325,269	$270,273	$18,829	$2,614,371

[1]Includes management fees, general and administrative and marketing expenses.

For the year ended December 31, 2023:	Real Estate Investments	SHOP	Non-segment/Corporate	Total
Rental income	$249,227	$—	$—	$249,227
Resident fees and services	—	48,809	—	48,809
Interest income and other	21,448	—	351	21,799
Total revenues	270,675	48,809	351	319,835
Labor	—	16,165	—	16,165
Dietary	—	3,763	—	3,763
Utilities	—	3,537	—	3,537
Taxes and insurance	11,513	5,889	—	17,402
Other senior housing operating expenses[1]	—	10,233	—	10,233
NOI	259,162	9,222	351	268,735
Depreciation	60,764	9,158	51	69,973
Interest	3,071	—	55,089	58,160
Legal	—	—	507	507
Franchise, excise and other taxes	—	—	449	449
General and administrative	—	—	19,314	19,314
Loan and realty losses, net	1,376	—	—	1,376
Gains on sales of real estate	(14,721)	—	—	(14,721)
Gain on operations transfer, net	(20)	—	—	(20)
Other income	(202)	—	—	(202)
Loss on early retirement of debt	—	—	73	73
Gains from equity method investment	(555)	—	—	(555)
Net income (loss)	$209,449	$64	$(75,132)	$134,381

Total assets	$2,202,647	$270,051	$15,782	$2,488,480

[1]Includes management fees, general and administrative and marketing expenses.

For the year ended December 31, 2022:	Real Estate Investments	SHOP	Non-segment/Corporate	Total
Rental income	$217,700	$—	$—	$217,700
Resident fees and services	—	35,796	—	35,796
Interest income and other	24,383	—	315	24,698
Total revenues	242,083	35,796	315	278,194
Labor	—	11,184	—	11,184
Dietary	—	2,749	—	2,749
Utilities	—	2,633	—	2,633
Taxes and insurance	9,788	4,183	—	13,971
Other senior housing operating expenses[1]	—	7,444	—	7,444
NOI	232,295	7,603	315	240,213
Depreciation	64,407	6,408	65	70,880
Interest	3,089	—	41,828	44,917
Legal	—	—	2,555	2,555
Franchise, excise and other taxes	—	—	844	844
General and administrative	—	—	22,768	22,768
Loan and realty losses, net	61,911	—	—	61,911
Gains on sales of real estate	(28,342)	—	—	(28,342)
Loss on operations transfer, net	710	—	—	710
Gain on note receivable payoff	(1,113)	—	—	(1,113)
Loss on early retirement of debt	—	—	151	151
Gains from equity method investment	(569)	—	—	(569)
Net income (loss)	$132,202	$1,195	$(67,896)	$65,501

Total assets	$2,225,176	$274,135	$8,113	$2,507,424

[1]Includes management fees, general and administrative and marketing expenses.

Note 17. Variable Interest Entities

Consolidated Variable Interest Entities

SHOP - The assets of the SHOP ventures primarily consist of real estate properties, cash and cash equivalents, and resident fees and services (accounts receivable). The obligations of the ventures primarily consist of operating expenses of the ILFs (accounts payable and accrued expenses) and capital expenditures for the properties. Aggregate assets of the consolidated SHOP ventures that can be used only to settle obligations of each respective SHOP venture primarily include approximately $261.6 million and $260.7 million of real estate properties, net, $6.5 million and $7.7 million of cash and cash equivalents, $1.5 million and $0.9 million of other assets, and $0.8 million and $0.8 million of accounts receivable, net as of December 31, 2024 and 2023, respectively. Liabilities of the consolidated SHOP ventures for which creditors do not have recourse to the general credit of the Company are $5.7 million and $4.7 million as of December 31, 2024 and 2023, respectively. Reference Notes 5 and 10 for further discussion of these ventures.

Real Estate Partnerships - The aggregate assets of the two consolidated real estate partnerships that can be used only to settle obligations of each respective partnership for the years ended December 31, 2024 and 2023 include approximately $244.3 million and $252.5 million of real estate properties, net, $10.0 million and $9.7 million in straight-line rents receivable, $3.2 million and $3.2 million of cash and cash equivalents and $5.3 million and $7.8 million of other assets, net, respectively. Liabilities of these partnerships for which creditors do not have recourse to the general credit of the Company are not material.

Unconsolidated Variable Interest Entities

The Company’s unconsolidated VIEs are summarized below by date of initial involvement. For further discussion of the nature of the relationships, including the sources of exposure to these VIEs, see the notes to our consolidated financial statements cross-referenced below ($ in thousands).

Date	Name	Source of Exposure	Carrying Amount	Maximum Exposure to Loss	Note Reference
2014	Senior Living	Notes and straight-line rents receivable	$84,087	$92,837	Notes 3, 4
2016	Senior Living Management	Notes	$24,500	$24,500	Notes 3, 4
2018	Bickford	Notes	$16,186	$28,432	Notes 3, 4
2019	Encore Senior Living	Various[1]	$35,330	$35,397	—
2020	Timber Ridge OpCo	Various[2]	$(1,332)	$3,668	Notes 6, 7
2020	Watermark Retirement	Notes and straight-line rents receivable	$10,293	$12,067	—
2021	Montecito Medical Real Estate	Notes and funding commitment	$15,618	$50,053	Note 4
2021	Vizion Health	Notes and straight-line rents receivable	$15,244	$15,244	—
2021	Navion Senior Solutions	Various[3]	$7,730	$9,880	—
2023	Kindcare Senior Living	Notes[4]	$785	$785	—
2024	Mainstay Healthcare Maitland, LLC	Note	$9,019	$9,019	—

1 Note, straight-line rents receivable, and lease receivables
2 Loan commitment, equity method investment, straight-line rents receivable and unamortized lease incentive
3 Straight-line rents receivable, and unamortized lease incentive
4 Represents two mezzanine loans originated from the sales of real estate

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Control and Procedures. As of December 31, 2024, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) to ensure information required to be disclosed in our filings under the Exchange Act, is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC; and (ii) accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow for timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2024.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024. The Company’s independent registered public accounting firm, BDO USA, P.C., has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
National Health Investors, Inc.
Murfreesboro, Tennessee

Opinion on Internal Control over Financial Reporting

We have audited National Health Investors, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules and our report dated February 25, 2025 expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.

Nashville, Tennessee
February 25, 2025

ITEM 9B. OTHER INFORMATION.

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2024.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Incorporated by reference from the information in our definitive proxy statement for the 2025 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this Annual Report relates.

ITEM 11.  EXECUTIVE COMPENSATION.

Incorporated by reference from the information in our definitive proxy statement for the 2025 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this Annual Report relates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference from the information in our definitive proxy statement for the 2025 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this Annual Report relates.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Incorporated by reference from the information in our definitive proxy statement for the 2025 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this Annual Report relates.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Incorporated by reference from the information in our definitive proxy statement for the 2025 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this Annual Report relates.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)    (1)    Financial Statements

    The following financial statements are included in Item 8 of this Annual Report and are filed as part of this report:

Report of Independent Registered Public Accounting Firm (BDO USA, P.C.; Nashville, TN; PCAOB ID#243)
Consolidated Balance Sheets – At December 31, 2024 and 2023
Consolidated Statements of Income – Years ended December 31, 2024, 2023, and 2022
Consolidated Statements of Cash Flows – Years ended December 31, 2024, 2023, and 2022
Consolidated Statements of Equity – Years ended December 31, 2024, 2023, and 2022
Notes to Consolidated Financial Statements

    (2)    Financial Statement Schedules

The following Financial Statement Schedules are included here following the signature page:

Schedule III - Real Estate and Accumulated Depreciation
Schedule IV - Mortgage Loans on Real Estate

    (3)    Exhibits

    Exhibits required as part of this Annual Report are listed in the Exhibit Index.

NATIONAL HEALTH INVESTORS, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form S-3 Registration Statement No. 333-192322)
3.2
Articles of Amendment to Articles of Incorporation of National Health Investors, Inc. dated as of June 8, 1994. (incorporated by reference to Exhibit 3.2 to Form S-3 Registration Statement No. 333-194653)

3.3	Amendment to Articles of Incorporation dated May 1, 2009 (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed March 23, 2009)
3.4	Amendment to Articles of Incorporation approved by stockholders on May 2, 2014 (incorporated by reference to Exhibit 3.3 to Form 10-Q filed August 4, 2014)
3.5	Amendment to Articles of Incorporation approved by stockholders on May 6, 2020 (incorporated by reference to Exhibit 3.6 to the Company’s Form 10-Q filed August 10, 2020)
3.6	Amended and Restated Bylaws as approved February 17, 2023, as amended April 27, 2023 (incorporated by reference to Exhibit 3.5 to the Company’s Form 10-Q filed May 9, 2023)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 39 to Form S-11 Registration Statement No. 33-41863, filed in paper - hyperlink is not required pursuant to Rule 105 of Regulation S-T)
4.2	Indenture dated as of January 26, 2021, among National Health Investors, Inc. and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed January 26, 2021)
4.3
First Supplemental Indenture dated as of January 26, 2021, among National Health Investors, Inc., Regions Bank, as trustee, and the subsidiary guarantors set forth therein (incorporated by reference to Exhibit 4.2 to Form 8-K filed January 26, 2021)

4.4
Second Supplemental Indenture, dated as of March 31, 2022, among National Health Investors, Inc., Regions Bank, as trustee, and the subsidiary guarantors set forth therein (incorporated by reference to Exhibit 4.6 to the Company’s Form 10-Q filed May 9, 2022)

4.5	Description of Securities (incorporated by reference to Exhibit 4.7 to Form 10-K filed February 20, 2024)
10.1
Master Agreement to Lease dated as of October 17, 1991 by and between National Health Investors, Inc. and National HealthCorp, L.P. including amendments No. 1 through 4 (incorporated by reference to Exhibit 10.1 to Form 10-K filed February 22, 2020)

10.2	Amendment No. 5 to the Company’s Master Agreement to Lease with NHC (incorporated by reference to Exhibit 10.2 to Form 10-K filed March 10, 2006)
10.3	Amendment No. 6 to the Company’s Master Agreement to Lease with NHC (incorporated by reference to Exhibit 10.1 to Form 10-Q dated November 4, 2013)
10.4	Amended and Restated Amendment No. 6 to the Company’s Master Agreement to Lease with NHC (incorporated by reference to Exhibit 10.4 to Form 10-K filed February 18, 2014)
10.5	Extension of Master Agreement to Lease dated December 28, 2012 (incorporated by reference to Exhibit 10.22 to Form 10-K filed February 15, 2013)
*10.6	2012 Stock Option Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed March 23, 2012)
10.7	Excepted Holder Agreement - W. Andrew Adams (incorporated by reference to Exhibit 10.6 to Form 10-K filed February 24, 2009)
10.8
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
10.42
Term Loan Agreement dated as of June 16, 2023, by and among National Health Investors, Inc. the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 20, 2023)

*10.43
Change in Control Severance Agreement, dated February 26, 2024, by and between National Health Investors, Inc. and D. Eric Mendelsohn (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 26, 2024)

*10.44
Change in Control Severance Agreement, dated February 26, 2024, by and between National Health Investors, Inc. and Kristin S. Gaines (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 26, 2024)

*10.45
Change in Control Severance Agreement, dated February 26, 2024, by and between National Health Investors, Inc. and Kevin C. Pascoe (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 26, 2024)

*10.46
Change in Control Severance Agreement, dated February 26, 2024, by and between National Health Investors, Inc. and John L. Spaid (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 26, 2024)

*10.47
Change in Control Severance Agreement, dated February 26, 2024, by and between National Health Investors, Inc. and David L. Travis (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 26, 2024)

10.48
Amended and Restated Credit Agreement dated October 24, 2024 by and among National Health Investors, Inc. Wells Fargo Bank National Association as administrative agent and the financial institutions party thereto as lenders and agents (filed herewith)

10.49
Amendment No. 1 dated October 24, 2024 to the Term Loan Agreement dated June 16, 2023 with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (filed herewith)

19	NHI’s Insider Trading Policy (filed herewith)
21	Subsidiaries (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
97	National Health Investors, Inc. Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97 to Form 10-K filed February 20, 2024)
101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

* Indicates management contract or compensatory plan or arrangement.

ITEM 16. SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.
BY:/s/ D. Eric Mendelsohn
D. Eric Mendelsohn
DATE: February 25, 2025	President, Chief Executive Officer and Director
Pursuant to the requirements of the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. Eric Mendelsohn	President, Chief Executive Officer and Director	February 25, 2025
D. Eric Mendelsohn	(Principal Executive Officer)

/s/ John L. Spaid	Chief Financial Officer	February 25, 2025
John L. Spaid	(Principal Financial Officer)

/s/ David L. Travis	Chief Accounting Officer	February 25, 2025
David L. Travis	(Principal Accounting Officer)

/s/ Robert A. McCabe, Jr.	Chairman of the Board	February 25, 2025
Robert A. McCabe, Jr.

/s/ James R. Jobe	Director	February 25, 2025
James R. Jobe

/s/ Charlotte A. Swafford	Director	February 25, 2025
Charlotte A. Swafford

/s/ Robert G. Adams	Director	February 25, 2025
Robert G. Adams

/s/ Tracy M. J. Colden	Director	February 25, 2025
Tracy M. J. Colden

/s/ Candice W. Todd	Director	February 25, 2025
Candice W. Todd

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2024
($ in thousands)

				Costs
		Initial Cost to Company(C)		Capitalized					Date
			Buildings &	Subsequent to		Buildings &		Accumulated	Acquired/
	Encumbrances(A)	Land	Improvements	Acquisition	Land	Improvements(D)	Total(E)	Depreciation(B)	Constructed
Real Estate Investments
Skilled Nursing Facilities
Anniston, AL	$—	$70	$4,477	$—	$70	$4,477	$4,547	$3,860	10/17/1991
Moulton, AL	—	25	688	—	25	688	713	688	10/17/1991
Avondale, AZ	—	453	6,678	—	453	6,678	7,131	4,795	08/13/1996
Brooksville, FL	—	1,217	16,166	—	1,217	16,166	17,383	6,029	02/01/2010
Crystal River, FL	—	912	12,117	—	912	12,117	13,029	4,519	02/01/2010
Dade City, FL	—	605	8,042	—	605	8,042	8,647	2,999	02/01/2010
Hudson, FL (2 facilities)	—	1,290	22,392	—	1,290	22,392	23,682	13,807	Various
Merritt Island, FL	—	701	8,869	—	701	8,869	9,570	7,942	10/17/1991
New Port Richey, FL	—	228	3,023	—	228	3,023	3,251	1,127	02/01/2010
Plant City, FL	—	405	8,777	—	405	8,777	9,182	7,801	10/17/1991
Stuart, FL	—	787	9,048	—	787	9,048	9,835	8,259	10/17/1991
Trenton, FL	—	851	11,312	—	851	11,312	12,163	4,218	09/29/2000
Glasgow, KY	—	33	2,110	—	33	2,110	2,143	2,072	10/17/1991
Desloge, MO	—	178	3,804	—	178	3,804	3,982	3,804	10/17/1991
Joplin, MO	—	175	4,034	—	175	4,034	4,209	3,478	10/17/1991
Kennett, MO	—	180	4,928	—	180	4,928	5,108	4,829	10/17/1991
Maryland Heights, MO	—	150	4,790	—	150	4,790	4,940	4,684	10/17/1991
St. Charles, MO	—	420	5,512	—	420	5,512	5,932	5,512	10/17/1991
Albany, OR	—	190	10,415	—	190	10,415	10,605	3,217	03/31/2014
Creswell, OR	—	470	8,946	—	470	8,946	9,416	2,663	03/31/2014
Forest Grove, OR	—	540	11,848	—	540	11,848	12,388	3,591	03/31/2014
Anderson, SC	—	308	4,643	—	308	4,643	4,951	4,514	10/17/1991
Greenwood, SC	—	174	3,457	—	174	3,457	3,631	3,314	10/17/1991
Laurens, SC	—	42	3,426	—	42	3,426	3,468	3,221	10/17/1991
Orangeburg, SC	—	300	3,714	—	300	3,714	4,014	1,568	09/25/2008
Athens, TN	—	38	1,463	—	38	1,463	1,501	1,383	10/17/1991
Chattanooga, TN	—	143	2,309	—	143	2,309	2,452	2,302	10/17/1991
Dickson, TN	—	90	3,541	—	90	3,541	3,631	3,334	10/17/1991
Franklin, TN	—	47	1,130	—	47	1,130	1,177	1,130	10/17/1991

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2024
($ in thousands)

				Costs
		Initial Cost to Company(C)		Capitalized					Date
			Buildings &	Subsequent to		Buildings &		Accumulated	Acquired/
	Encumbrances(A)	Land	Improvements	Acquisition	Land	Improvements(D)	Total(E)	Depreciation(B)	Constructed
Hendersonville, TN	—	363	3,837	—	363	3,837	4,200	3,515	10/17/1991
Johnson City, TN	—	85	1,918	—	85	1,918	2,003	1,917	10/17/1991
Lewisburg, TN (2 facilities)	—	46	994	—	46	994	1,040	995	10/17/1991
McMinnville, TN	—	73	3,618	—	73	3,618	3,691	3,332	10/17/1991
Milan, TN	—	41	1,826	—	41	1,826	1,867	1,720	10/17/1991
Pulaski, TN	—	53	3,921	—	53	3,921	3,974	3,571	10/17/1991
Lawrenceburg, TN	—	98	2,900	—	98	2,900	2,998	2,548	10/17/1991
Dunlap, TN	—	35	3,679	—	35	3,679	3,714	3,217	10/17/1991
Smithville, TN	—	35	3,816	—	35	3,816	3,851	3,420	10/18/1991
Somerville, TN	—	26	677	—	26	677	703	678	10/19/1991
Sparta, TN	—	80	1,602	—	80	1,602	1,682	1,559	10/20/1991
Austin, TX	—	606	9,895	—	606	9,895	10,501	2,490	04/01/2016
Canton, TX	—	420	12,330	—	420	12,330	12,750	4,328	04/18/2013
Corinth, TX	—	1,075	13,935	—	1,075	13,935	15,010	5,090	04/18/2013
Ennis, TX	—	986	9,025	—	986	9,025	10,011	3,510	10/31/2011
Euless, TX	—	1,241	12,629	—	1,241	12,629	13,870	3,394	04/01/2016
Fort Worth, TX	—	1,380	14,370	—	1,380	14,370	15,750	3,222	05/10/2018
Garland, TX	—	1,440	14,310	—	1,440	14,310	15,750	3,202	05/10/2018
Gladewater, TX	—	70	17,840	—	70	17,840	17,910	4,292	04/01/2016
Greenville, TX	—	1,800	13,948	—	1,800	13,948	15,748	5,229	10/31/2011
Houston, TX (3 facilities)	—	2,808	42,511	—	2,808	42,511	45,319	16,496	Various
Katy, TX	—	610	13,893	—	610	13,893	14,503	3,514	04/01/2016
Kyle, TX	—	1,096	12,279	—	1,096	12,279	13,375	4,635	06/11/2012
Marble Falls, TX	—	480	14,989	—	480	14,989	15,469	3,719	04/01/2016
McAllen, TX	—	1,175	8,259	—	1,175	8,259	9,434	2,259	04/01/2016
New Braunfels, TX	—	1,430	13,666	—	1,430	13,666	15,096	3,545	02/24/2017
San Antonio, TX (3 facilities)	—	2,370	40,054	—	2,370	40,054	42,424	12,742	Various
Waxahachie, TX	—	1,330	14,349	—	1,330	14,349	15,679	3,358	01/17/2018
Bristol, VA	—	176	2,511	—	176	2,511	2,687	2,511	10/17/1991
Oak Creek, WI	—	2,000	14,903	7,403	2,000	22,306	24,306	3,856	12/07/2018
	—	34,450	516,143	7,403	34,450	523,546	557,996	238,524

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2024
($ in thousands)

				Costs
		Initial Cost to Company(C)		Capitalized					Date
			Buildings &	Subsequent to		Buildings &		Accumulated	Acquired/
	Encumbrances(A)	Land	Improvements	Acquisition	Land	Improvements(D)	Total(E)	Depreciation(B)	Constructed
Assisted Living Facilities
Rainbow City, AL	—	670	11,330	—	670	11,330	12,000	3,493	10/31/2013
Sacramento, CA	—	660	10,840	—	660	10,840	11,500	3,242	06/01/2014
Pueblo West, CO	—	169	7,431	—	169	7,431	7,600	1,207	07/23/2019
Greensboro, GA	—	672	4,849	675	672	5,524	6,196	1,829	09/15/2011
Statham, GA	—	452	6,487	—	452	6,487	6,939	22	12/05/2024
Ames, IA	3,193	360	4,670	—	360	4,670	5,030	1,501	06/28/2013
Burlington, IA	3,901	200	8,374	14	200	8,388	8,588	2,702	06/28/2013
Cedar Falls, IA	—	260	4,700	30	260	4,730	4,990	1,553	06/28/2013
Ft. Dodge, IA	4,008	100	7,208	—	100	7,208	7,308	2,281	06/28/2013
Iowa City, IA	—	297	2,725	33	297	2,758	3,055	1,105	06/30/2010
Marshalltown, IA	5,714	240	6,208	—	240	6,208	6,448	1,997	06/28/2013
Urbandale, IA	8,113	540	4,292	18	540	4,310	4,850	1,418	06/28/2013
Caldwell, ID	—	320	9,353	—	320	9,353	9,673	2,806	03/31/2014
Aurora, IL	—	1,195	11,713	—	1,195	11,713	12,908	3,079	05/09/2017
Bolingbrook, IL	—	1,290	14,677	—	1,290	14,677	15,967	3,171	03/16/2017
Bourbonnais, IL	7,974	170	16,594	390	170	16,984	17,154	5,173	06/28/2013
Crystal Lake, IL (2 facilities)	—	1,060	30,043	170	1,060	30,213	31,273	6,702	Various
Gurnee, IL	—	1,244	13,856	—	1,244	13,856	15,100	2,192	09/10/2019
Moline, IL	3,896	250	5,630	—	250	5,630	5,880	1,826	06/28/2013
Oswego, IL	—	390	20,957	212	390	21,169	21,559	4,793	06/01/2016
Quincy, IL	6,055	360	12,403	—	360	12,403	12,763	3,930	06/28/2013
Rockford, IL	6,412	390	12,575	381	390	12,956	13,346	3,988	06/28/2013
South Barrington, IL	—	1,610	13,456	—	1,610	13,456	15,066	2,963	03/16/2017
St. Charles, IL	—	820	22,188	252	820	22,440	23,260	5,120	06/01/2016
Tinley Park, IL	—	1,622	11,354	—	1,622	11,354	12,976	3,058	06/23/2016
Attica, IN	—	284	7,891	—	284	7,891	8,175	1,113	05/01/2020
Carmel, IN	—	463	7,055	—	463	7,055	7,518	2,525	11/12/2014
Crown Point, IN	—	574	7,336	353	574	7,689	8,263	2,679	10/30/2013
Greenwood, IN	—	791	7,020	227	791	7,247	8,038	2,596	11/07/2013
Linton, IN	—	60	6,015	—	60	6,015	6,075	850	05/01/2020
Bossier City, LA	—	500	3,344	—	500	3,344	3,844	1,307	04/30/2011

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2024
($ in thousands)

				Costs
		Initial Cost to Company(C)		Capitalized					Date
			Buildings &	Subsequent to		Buildings &		Accumulated	Acquired/
	Encumbrances(A)	Land	Improvements	Acquisition	Land	Improvements(D)	Total(E)	Depreciation(B)	Constructed
West Monroe, LA	—	770	5,627	—	770	5,627	6,397	2,087	04/30/2011
Frederick, MD	—	1,942	17,415	—	1,942	17,415	19,357	1,015	02/04/2023
Battle Creek, MI	—	398	3,093	197	398	3,290	3,688	1,435	10/19/2009
Lansing, MI	—	1,020	9,684	174	1,020	9,858	10,878	2,313	10/19/2009
Okemos, MI	—	340	8,082	—	340	8,082	8,422	3,322	11/19/2009
Shelby, MI	—	1,588	13,512	—	1,588	13,512	15,100	2,022	01/27/2020
Champlin, MN	—	980	4,475	—	980	4,475	5,455	1,775	03/10/2010
Hugo, MN	—	400	3,945	113	400	4,058	4,458	1,549	03/10/2010
Maplewood, MN	—	1,700	6,544	—	1,700	6,544	8,244	2,594	03/10/2010
North Branch, MN	—	595	3,053	—	595	3,053	3,648	1,240	03/10/2010
Mahtomedi, MN	—	515	8,825	—	515	8,825	9,340	1,249	12/27/2019
Albermarle, NC	—	870	4,872	—	870	4,872	5,742	36	10/09/2024
Apex, NC	—	1,042	15,831	—	1,042	15,831	16,873	112	10/09/2024
Cary, NC	—	1,366	20,805	—	1,366	20,805	22,171	146	10/09/2024
Charlotte, NC	—	650	17,663	2,000	650	19,663	20,313	5,225	07/01/2015
Durham, NC	—	860	7,752	2,681	860	10,433	11,293	1,376	12/15/2017
Greensboro, NC	—	1,426	20,550	—	1,426	20,550	21,976	151	10/09/2024
Greenville, NC	—	797	10,612	—	797	10,612	11,409	83	10/09/2024
Hendersonville, NC (2 facilities)	—	3,120	12,980	128	3,120	13,108	16,228	3,008	Various
Kinston, NC	—	798	3,958	—	798	3,958	4,756	31	10/09/2024
Kill Devil Hills, NC	—	1,276	9,471	—	1,276	9,471	10,747	67	10/09/2024
Rocky Mount, NC	—	990	8,114	—	990	8,114	9,104	83	10/09/2024
Wilmington, NC	—	843	7,313	—	843	7,313	8,156	59	10/09/2024
Wilson, NC	—	876	9,512	—	876	9,512	10,388	76	10/09/2024
Lincoln, NE	8,418	380	10,904	—	380	10,904	11,284	3,403	06/28/2013
Omaha, NE (2 facilities)	2,455	1,110	15,437	851	1,110	16,288	17,398	4,568	Various
Las Vegas, NV	—	1,951	16,184	—	1,951	16,184	18,135	934	02/14/2023
Arlington, OH	—	570	7,917	—	570	7,917	8,487	2,206	04/30/2018
Columbus, OH	—	530	6,776	—	530	6,776	7,306	1,974	04/30/2018
Lancaster, OH	—	530	20,530	261	530	20,791	21,321	5,779	07/31/2015
Middletown, OH	—	940	15,548	222	940	15,770	16,710	4,468	10/31/2014
Rocky River, OH	—	650	4,189	—	650	4,189	4,839	967	04/30/2018
Worthington, OH	—	—	18,869	1,476	—	20,345	20,345	4,706	04/30/2018

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2024
($ in thousands)

				Costs
		Initial Cost to Company(C)		Capitalized					Date
			Buildings &	Subsequent to		Buildings &		Accumulated	Acquired/
	Encumbrances(A)	Land	Improvements	Acquisition	Land	Improvements(D)	Total(E)	Depreciation(B)	Constructed
McMinnville, OR	—	390	9,183	—	390	9,183	9,573	2,193	08/31/2016
Portland, OR	—	930	25,270	—	930	25,270	26,200	5,281	08/31/2015
Erie, PA	—	1,030	15,206	976	1,030	16,182	17,212	2,952	04/30/2018
Reading, PA	—	1,027	11,179	—	1,027	11,179	12,206	1,871	05/31/2019
Manchester, TN	—	534	6,068	191	534	6,259	6,793	724	06/03/2021
Chesapeake, VA	—	1,746	15,542	—	1,746	15,542	17,288	912	02/09/2023
Fredericksburg, VA	—	1,615	9,271	—	1,615	9,271	10,886	2,466	09/20/2016
Midlothian, VA	—	1,646	8,635	—	1,646	8,635	10,281	2,379	10/31/2016
Suffolk, VA	—	1,022	9,320	—	1,022	9,320	10,342	2,347	03/25/2016
Virginia Beach, VA	—	2,052	15,148	—	2,052	15,148	17,200	866	11/10/2022
Bellevue, WI	—	504	11,796	—	504	11,796	12,300	1,558	09/30/2020
Oshkosh, WI	—	542	12,758	—	542	12,758	13,300	973	04/29/2022
Sussex, WI	—	1,329	30,721	—	1,329	30,721	32,050	448	06/21/2024
	60,139	64,203	842,713	12,025	64,203	854,738	918,941	167,250

Independent Living Facilities
Vero Beach, FL	—	550	37,450	2,543	550	39,993	40,543	6,631	02/01/2019
Columbus, IN	—	348	6,124	—	348	6,124	6,472	989	05/31/2019
St. Charles, MO	—	344	3,181	—	344	3,181	3,525	2,833	10/17/1991
Tulsa, OK	15,676	1,980	32,620	502	1,980	33,122	35,102	6,634	12/01/2017
Chattanooga, TN	—	9	1,567	1	9	1,568	1,577	1,510	10/17/1991
Johnson City, TN	—	55	4,077	—	55	4,077	4,132	3,456	10/17/1991
Chehalis, WA	—	1,980	7,710	7,520	1,980	15,230	17,210	3,127	01/15/2016
	15,676	5,266	92,729	10,566	5,266	103,295	108,561	25,180

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2024
($ in thousands)

				Costs
		Initial Cost to Company(C)		Capitalized					Date
			Buildings &	Subsequent to		Buildings &		Accumulated	Acquired/
	Encumbrances(A)	Land	Improvements	Acquisition	Land	Improvements(D)	Total(E)	Depreciation(B)	Constructed
Senior Living Campuses
Michigan City, IN	—	974	22,667	—	974	22,667	23,641	3,622	05/31/2019
Portage, IN	—	661	21,959	—	661	21,959	22,620	3,517	05/31/2019
Needham, MA	—	5,500	45,157	1,451	5,500	46,608	52,108	8,779	01/15/2019
Salisbury, MD	—	1,876	44,084	471	1,876	44,555	46,431	7,411	05/31/2019
Roscommon, MI	—	44	6,005	1	44	6,006	6,050	1,692	08/31/2015
Mt. Airy, NC	—	1,370	7,470	150	1,370	7,620	8,990	2,193	12/17/2014
McMinnville, OR	—	410	26,667	—	410	26,667	27,077	6,057	08/31/2016
Silverdale, WA	—	1,750	23,860	2,167	1,750	26,027	27,777	8,674	08/16/2012
	—	12,585	197,869	4,240	12,585	202,109	214,694	41,945

Entrance-Fee Communities
Bridgeport, CT	—	4,320	23,494	5,809	4,320	29,303	33,623	7,499	06/02/2016
North Branford, CT	—	7,724	64,430	33	7,724	64,463	72,187	14,945	11/03/2016
Southbury, CT	—	10,320	17,143	6,178	10,320	23,321	33,641	5,450	06/02/2016
Fernandina Beach, FL	—	1,430	63,420	2,044	1,430	65,464	66,894	18,054	12/17/2014
St. Simons Island, GA	—	8,770	38,070	1,764	8,770	39,834	48,604	10,972	12/17/2014
Winston-Salem, NC	—	8,700	73,920	919	8,700	74,839	83,539	20,487	12/17/2014
Greenville, SC	—	5,850	90,760	1,149	5,850	91,909	97,759	24,555	12/17/2014
Myrtle Beach, SC	—	3,910	82,140	744	3,910	82,884	86,794	22,872	12/17/2014
Pawleys Island, SC	—	1,480	38,620	645	1,480	39,265	40,745	11,107	12/17/2014
Spartanburg, SC	—	900	49,190	1,329	900	50,519	51,419	13,948	12/17/2014
Issaquah, WA	—	4,370	130,522	—	4,370	130,522	134,892	18,427	01/31/2020
	—	57,774	671,709	20,614	57,774	692,323	750,097	168,316

Hospitals
Tulsa, OK	—	1,470	38,780	2,048	1,470	40,828	42,298	3,746	05/28/2021
	—	1,470	38,780	2,048	1,470	40,828	42,298	3,746
Total real estate investments properties	75,815	175,748	2,359,943	56,896	175,748	2,416,839	2,592,587	644,961

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2024
($ in thousands)

				Costs
		Initial Cost to Company(C)		Capitalized					Date
			Buildings &	Subsequent to		Buildings &		Accumulated	Acquired/
	Encumbrances(A)	Land	Improvements	Acquisition	Land	Improvements(D)	Total(E)	Depreciation(B)	Constructed
Senior Housing Operating
Independent Living Facilities
Fort Smith, AR	—	590	22,447	1,036	590	23,483	24,073	6,748	04/01/2022
Rogers, AR	—	1,470	25,282	1,998	1,470	27,280	28,750	7,673	04/01/2022
Fresno, CA	—	420	10,899	1,240	420	12,139	12,559	3,370	04/01/2022
Modesto, CA	—	1,170	22,673	1,648	1,170	24,321	25,491	6,725	04/01/2022
Pinole, CA	—	1,020	18,066	1,650	1,020	19,716	20,736	5,402	04/01/2022
Roseville, CA	—	630	31,343	1,650	630	32,993	33,623	9,272	04/01/2022
West Covina, CA	—	940	20,280	2,336	940	22,616	23,556	6,184	04/01/2022
Athens, GA	—	910	31,940	1,962	910	33,902	34,812	9,663	04/01/2022
Columbus, GA	—	570	8,639	1,271	570	9,910	10,480	2,879	04/01/2022
Voorhees, NJ	—	670	23,710	1,847	670	25,557	26,227	7,232	04/01/2022
Gahanna, OH	—	920	22,919	1,065	920	23,984	24,904	6,932	04/01/2022
Broken Arrow, OK	—	2,660	18,477	851	2,660	19,328	21,988	5,634	04/01/2022
Greenville, SC	—	560	16,547	1,138	560	17,685	18,245	5,170	04/01/2022
Myrtle Beach, SC	—	1,310	26,229	2,274	1,310	28,503	29,813	8,079	04/01/2022
Vancouver, WA	—	1,030	19,183	2,908	1,030	22,091	23,121	5,856	04/01/2022
Total senior housing operating properties	—	14,870	318,634	24,874	14,870	343,508	358,378	96,819

Corporate office	—	1,291	677	615	1,291	1,292	2,583	515
	$75,815	$191,909	$2,679,254	$82,385	$191,909	$2,761,639	$2,953,548	$742,295

NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

(A) See Note 8 to the consolidated financial statements included in this Annual Report.
(B) Depreciation is calculated using estimated useful lives up to 40 years for all completed facilities.
(C) Subsequent to NHC’s transfer of the original real estate properties in 1991, we purchased from NHC $33.9 million of additions to those properties. As the additions were purchased from NHC rather than developed by us, the $33.9 million has been included as Initial Cost to Company.
(D) Includes construction in progress.
(E) At December 31, 2024, the tax basis of the Company’s net real estate assets was $2.2 billion.

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022
($ in thousands)
	December 31,
	2024	2023	2022
Investment in Real Estate:
Balance at beginning of period	$2,780,358	$2,729,898	$2,894,548
Additions through cash expenditures	157,931	49,556	10,993
Change in accounts payable related to investments in real estate construction & equipment	(250)	325	(69)
Change in other assets related to investments in real estate	—	454	200
Right of use asset in exchange for lease liability	344	101	—
Operating equipment received in lease termination	—	—	1,287
Real estate acquired in exchange for non-cash rental income	—	2,500	3,000
Real estate acquired in exchange for mortgage notes receivable	22,184	14,200	23,071
Sale of properties for cash	(4,758)	(19,326)	(104,691)
Properties classified as held for sale	(2,261)	(11,970)	(84,761)
Property reclassified as held for use	—	15,793	7,851
Impairment of property	—	(1,173)	(21,531)
Balance at end of period	$2,953,548	$2,780,358	$2,729,898

Accumulated Depreciation:
Balance at beginning of period	$673,276	$611,688	$576,668
Addition charged to costs and expenses	71,443	69,973	70,880
Amortization of right-of-use asset	36	38	36
Sale of properties	(1,518)	(4,851)	(25,643)
Properties classified as held for sale	(942)	(6,965)	(11,092)
Property reclassified as held for use	—	3,393	839
Balance at end of period	$742,295	$673,276	$611,688

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2024
			Monthly				Amount Subject To
	Interest	Maturity	Payment	Prior	Original	Carrying	Delinquent Principal
	Rate	Date	Terms	Liens	Face Amount	Amount	or Interest
					($ in thousands)
First Mortgages:
Skilled nursing facilities:
Austin/San Antonio, TX	7.25%	2027-11-30	Interest Only		$42,500	$42,465
Maitland, FL	8.5%	2027-12-31	Interest Only		$9,000	$9,000

Assisted living facilities:
Oviedo, FL	8.25%	2025-07-31	Interest Only		$10,000	$10,000
Bloomington, IL	8.75%	2029-02-28	Interest Only		$15,000	$14,877
Indianapolis, IN	7.0%	2025-06-30	Interest Only		$6,423	$6,423
Tulsa, OK	8.5%	2029-06-30	Interest Only		$9,500	$9,416

Entrance-fee communities:
Columbia, SC	7.25%	2025-06-30	Interest Only		$32,700	$32,666

Second Mortgages:
Winter Park, FL	12.0%	2025-10-31	Interest Only		$725	$725

Construction Loans:
Lake City, FL	9.0%	2028-08-31	Interest Only		$7,172	$7,172
Canton, MI	9.0%	2025-07-31	Interest Only		$14,700	$14,700
Fitchburg, WI	8.5%	2026-01-28	Interest Only		$28,386	$28,386

						$175,830	$—

At December 31, 2024, the tax basis of our mortgage loans on real estate was $188.7 million. Balloon payments on our interest only mortgage receivables are equivalent to the carrying amounts listed above except for unamortized commitment fees of $651.2 thousand.

See the notes to our consolidated financial statements included in the Annual Report for more information on our mortgage loan receivables.

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022
($ in thousands)
	December 31,
	2024	2023	2022
Reconciliation of mortgage loans on real estate
Balance at beginning of period	$162,433	$164,576	$230,927
Additions:
New mortgage loans	41,718	15,083	67,978
Amortization of loan discount and commitment fees	471	428	907
Total Additions	42,189	15,511	68,885

Deductions:
Loan commitment fees received	885	—	497
Extension fee received	82	—	—
Mortgage notes receivable related to investments in real estate	22,184	14,200	23,071
Collection of principal, less recoveries of previous write-downs	5,641	3,454	111,668
Total Deductions	28,792	17,654	135,236

Balance at end of period	$175,830	$162,433	$164,576