Form 10-Q
period 2025-03-31
NATIONAL HEALTH INVESTORS INC
filed 2025-05-05
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	_____________	to	_____________

Commission File Number 001-10822
National Health Investors, Inc.
(Exact name of registrant as specified in its charter)

Maryland		62-1470956
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

222 Robert Rose Drive
Murfreesboro	Tennessee	37129
(Address of principal executive offices)		(Zip Code)

(615)	890-9100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	NHI	New York Stock Exchange

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

There were 46,693,671 shares of common stock of the registrant outstanding as of April 28, 2025.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets:
Real estate properties:
Land	$201,983	$191,909
Buildings and improvements	2,823,073	2,751,071
Construction in progress	6,663	10,568
	3,031,719	2,953,548
Less accumulated depreciation	(761,462)	(742,295)
Real estate properties, net	2,270,257	2,211,253
Mortgage and other notes receivable, net of reserve of $18,910 and $20,249, respectively	259,770	268,926
Cash and cash equivalents	135,004	24,289
Straight-line rents receivable	88,311	87,150
Other assets, net	29,543	22,753
Total Assets(a)	$2,782,885	$2,614,371

Liabilities and Stockholders’ Equity:
Debt	$1,262,985	$1,146,041
Accounts payable and accrued expenses	29,189	37,757
Dividends payable	42,024	41,119
Deferred income	4,102	4,277
Total Liabilities(a)	1,338,300	1,229,194

Commitments and contingencies

Redeemable noncontrolling interest	9,540	9,790

National Health Investors, Inc. Stockholders’ Equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized;
46,693,671 and 45,687,942 shares issued and outstanding, respectively	467	457
Capital in excess of par value	1,804,679	1,736,831
Retained earnings	2,638,994	2,604,829
Cumulative dividends	(3,017,666)	(2,975,642)
Total National Health Investors, Inc. Stockholders’ Equity	1,426,474	1,366,475
Noncontrolling interests	8,571	8,912
Total Equity	1,435,045	1,375,387
Total Liabilities and Equity	$2,782,885	$2,614,371

(a) The Condensed Consolidated Balance Sheets include the following amounts related to our consolidated variable interest entities: $502.5 million and $505.9 million of Real estate properties, net; $5.8 million and $9.7 million of Cash and cash equivalents; $10.1 million and $10.0 million of Straight-line rents receivable; $6.7 million and $7.5 million of Other assets, net; and $3.4 million and $5.7 million of Accounts payable and accrued expenses, in each case as of March 31, 2025 and December 31, 2024, respectively.

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements. The Condensed Consolidated Balance Sheet at December 31, 2024 was derived from the audited consolidated financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2025	2024
	(unaudited)
Revenues:
Rental income	$68,866	$62,187
Resident fees and services	13,939	13,256
Interest income and other	6,491	6,070
	89,296	81,513
Expenses:
Depreciation	19,157	17,505
Interest	14,337	14,869
Senior housing operating expenses	10,853	10,314
Legal	1,426	236
Franchise, excise and other taxes	269	(187)
General and administrative	6,829	5,642
Proxy contest and related	264	—
Taxes and insurance on leased properties	2,887	2,733
Loan and realty (gains) losses	(14)	10
	56,008	51,122
Gains on sales of real estate, net	114	100
Gains from equity method investment	415	166
Net income	33,817	30,657
Add: net loss attributable to noncontrolling interests	348	290
Net income attributable to stockholders	34,165	30,947
Less: net income attributable to unvested restricted stock awards	(52)	(32)
Net income attributable to common stockholders	$34,113	$30,915

Weighted average common shares outstanding:
Basic	45,720,496	43,388,841
Diluted	45,878,528	43,424,550

Earnings per common share - basic	$0.75	$0.71
Earnings per common share - diluted	$0.74	$0.71

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Three Months Ended
	March 31,
	2025	2024
	(unaudited)
Cash flows from operating activities:
Net income	$33,817	$30,657
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,157	17,505
Amortization of debt issuance costs, debt discounts and prepaids	1,679	1,440
Amortization of commitment fees and note receivable discounts	(103)	(94)
Amortization of lease incentives	725	723
Straight-line rents adjustments	(1,410)	308
Non-cash interest income on mortgage and other notes receivable	(243)	(25)
Gains on sales of real estate, net	(114)	(100)
Gains from equity method investment	(415)	(166)
Loan and realty losses	(14)	10
Non-cash share-based compensation	2,558	2,155
Changes in operating assets and liabilities:
Other assets, net	(711)	(3,631)
Accounts payable and accrued expenses	(8,522)	(7,523)
Deferred income	74	(432)
Net cash provided by operating activities	46,478	40,827
Cash flows from investing activities:
Investments in mortgage and other notes receivable	(19,135)	(16,004)
Collections of mortgage and other notes receivable	19,918	2,621
Acquisitions of real estate	(74,484)	—
Investments in renovations of existing real estate and equipment	(2,183)	(2,976)
Distributions from equity method investment	415	166
Net cash used in investing activities	(75,469)	(16,193)
Cash flows from financing activities:
Proceeds from revolving credit facility	261,000	59,000
Payments on revolving credit facility	(145,000)	(55,500)
Payments on term loans	(112)	(105)
Equity issuance costs	(47)	—
Proceeds from issuance of common shares, net	65,483	—
Distributions to noncontrolling interests	(311)	(248)
Dividends paid to stockholders	(41,119)	(39,069)
Taxes related to net settlement of equity awards	(128)	—
Net cash provided by (used in) financing activities	139,766	(35,922)
Increase (decrease) in cash and cash equivalents and restricted cash	110,775	(11,288)
Cash and cash equivalents and restricted cash, beginning of period	26,502	24,617
Cash and cash equivalents and restricted cash, end of period	$137,277	$13,329

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Three Months Ended
	March 31,
	2025	2024
	(unaudited)
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$16,873	$16,949
Supplemental disclosure of non-cash investing and financing activities:
Real estate acquired in deed in lieu of foreclosure of mortgage note receivable	$8,600	$—
Change in accounts payable related to renovations of existing real estate	$(95)	$36
Change in accounts payable related to distributions to noncontrolling interests	$(68)	$37
Change in accounts payable from taxes paid on stock options exercised	$8	$—

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Cumulative Dividends	Total National Health Investors, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances at December 31, 2024	45,687,942	$457	$1,736,831	$2,604,829	$(2,975,642)	$1,366,475	$8,912	$1,375,387
Distributions declared to noncontrolling interests, excluding $7, attributable to redeemable noncontrolling interest	—	—	—	—	—	—	(236)	(236)
Net income, excluding a loss of $243, attributable to redeemable noncontrolling interest	—	—	—	34,165	—	34,165	(105)	34,060
Grants of restricted stock	29,500	—	—	—	—	—	—	—
Equity issuance costs	—	—	(47)	—	—	(47)	—	(47)
Taxes related to net settlement of equity awards	(534)	—	(136)	—	—	(136)	—	(136)
Shares issued on stock options exercised	16,763	—	—	—	—	—	—	—
Issuance of common stock, net	960,000	10	65,473	—	—	65,483	—	65,483
Share-based compensation	—	—	2,558	—	—	2,558	—	2,558
Dividends declared, $0.90 per common share	—	—	—	—	(42,024)	(42,024)	—	(42,024)
Balances at March 31, 2025	46,693,671	$467	$1,804,679	$2,638,994	$(3,017,666)	$1,426,474	$8,571	$1,435,045

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Cumulative Dividends	Total National Health Investors, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances at December 31, 2023	43,409,841	$434	$1,603,757	$2,466,844	$(2,817,083)	$1,253,952	$10,439	$1,264,391
Distributions declared to noncontrolling interests, excluding $6, attributable to redeemable noncontrolling interest	—	—	—	—	—	—	(205)	(205)
Net income, excluding a loss of $225, attributable to redeemable noncontrolling interest	—	—	—	30,947	—	30,947	(65)	30,882
Grants of restricted stock	15,000	—	—	—	—	—	—	—
Share-based compensation	—	—	2,155	—	—	2,155	—	2,155
Dividends declared, $0.90 per common share	—	—	—	—	(39,082)	(39,082)	—	(39,082)
Balances at March 31, 2024	43,424,841	$434	$1,605,912	$2,497,791	$(2,856,165)	$1,247,972	$10,169	$1,258,141

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
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

Our Real Estate Investments segment consists of real estate investments, leases, and mortgage and other notes receivable in independent living facilities (“ILFs”), assisted living facilities (“ALFs”), entrance-fee communities (“EFCs”), senior living campuses (“SLCs”), skilled nursing facilities (“SNFs”) and hospitals (“HOSPs”). As of March 31, 2025, we had gross real estate investments of approximately $2.7 billion in 175 healthcare real estate properties located in 32 states and leased pursuant primarily to triple-net leases to 30 tenants consisting of 109 senior housing communities, 65 SNFs and one HOSP. Our portfolio of ten mortgages along with other notes receivable totaled $278.7 million, excluding an allowance for expected credit losses of $18.9 million, as of March 31, 2025.

Our SHOP segment is comprised of two ventures that own the operations of ILFs. For this segment, as of March 31, 2025, we had gross real estate investments of approximately $359.8 million in 15 ILFs located in eight states with a combined 1,732 units that are operated on behalf of the Company by independent managers pursuant to the terms of separate management agreements. The third-party managers, or related parties of the managers, own equity interests in the respective ventures. Units, beds and property count disclosures in these notes to the condensed consolidated financial statements are outside the scope of our independent registered accounting firm’s review.

Note 2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial statements. In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation. Interim results of operations are not necessarily indicative of the results that may be achieved for a full year. The condensed consolidated financial statements and related notes do not include all information and notes required by GAAP for annual reports. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2024, included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”).

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries, joint ventures and subsidiaries in which we have a controlling interest. We also consolidate certain entities (“variable interest entities” or “VIEs”) when control of such entities can be achieved through means other than voting rights if the Company is deemed to be the primary beneficiary of such entities. All material intercompany transactions and balances are eliminated in consolidation.

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

Noncontrolling Interests

Contingently redeemable noncontrolling interests are recorded at their initial carrying amounts upon issuance and are subsequently adjusted to reflect their share of gains or losses, contributions, and distributions attributable to the noncontrolling interests. In periods where they are or will become probable of redemption, an adjustment to the redemption value of the noncontrolling interests is also recognized through “Capital in excess of par value” on the Company’s Condensed Consolidated Balance Sheets and included in our computation of earnings per share. As of March 31, 2025 and December 31, 2024, the Merrill SHOP venture noncontrolling interest was classified in the Condensed Consolidated Balance Sheets as mezzanine equity, as discussed further in Note 10.

The noncontrolling interests associated with our two consolidated real estate partnerships and our Discovery member SHOP venture were classified in the Condensed Consolidated Balance Sheets as equity as of March 31, 2025 and December 31, 2024.

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

The following table sets forth our “Cash and cash equivalents and restricted cash” reported within the Company’s Condensed Consolidated Statements of Cash Flows ($ in thousands):

	March 31, 2025	March 31, 2024
Beginning of period:
Cash and cash equivalents	$24,289	$22,347
Restricted cash (included in Other assets, net)	2,213	2,270
Cash, cash equivalents, and restricted cash	$26,502	$24,617
End of period:
Cash and cash equivalents	$135,004	$11,357
Restricted cash (included in Other assets, net)	2,273	1,972
Cash, cash equivalents, and restricted cash	$137,277	$13,329

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

Residency agreements are generally short-term (30 days to one year ), and entitle the resident to certain room and care services for a monthly fee billed in advance. Revenue for certain related services is billed monthly in arrears. The Company has elected the lessor practical expedient within Accounting Standards Codification (“ASC”) 842, Leases, not to separate the lease and nonlease components within our resident agreements as the timing and pattern of transfer to the resident are the same. The Company has determined that the nonlease component is the predominant component within the contract and recognizes revenue under ASC 606, Revenue Recognition from Contracts with Customers.

Interest Income from Mortgage and Other Notes Receivable

Interest income is recognized based on the interest rates and principal amounts outstanding on the notes receivable. We identify a mortgage note or other note receivable as non-performing, and is placed on non-accrual status, based on various criteria including timeliness of required payments, compliance with other provisions under the related note agreement, and an evaluation of the borrower’s current financial condition for indicators that it is probable it cannot pay its contractual amounts. A non-performing loan is returned to accrual status at such time as the note becomes contractually current and management believes all future principal and interest will be received according to the contractual terms of the note. As of March 31, 2025, we had two mezzanine loans totaling an aggregate of $15.8 million designated as non-performing. Reference Note 4 for further discussion.

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

Forward Equity Sales

The Company has, and may continue to, enter into forward sale agreements relating to shares of its common stock, either through its at-the-market (“ATM “) equity program or through underwritten public offerings. These agreements may be physically settled in stock, settled in cash or net share settled at the Company’s election. The forward sale price that we will receive upon physical settlement of the forward sale agreements will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, and (ii) scheduled dividends during the term of the forward sale agreement. To the extent our forward sales agreements do not meet all the criteria to qualify for equity treatment under ASC 815-40, we recognize the change in the fair value of the derivative in our earnings. The Company evaluated its forward sale agreements and concluded they meet the conditions to be classified within stockholders’ equity as of March 31, 2025 and December 31, 2024.

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

Note 3. Investment Activity

Asset Acquisitions

During the three months ended March 31, 2025, we completed the following real estate acquisitions within our Real Estate Investments segment ($ in thousands):

Operator	Date	Properties	Asset Class	Land	Building and Improvements	Total
Generations, LLC	Q1 2025	1	SLC	$3,062	$18,138	$21,200
Mainstay Healthcare[1]	Q1 2025	1	ALF	2,864	$5,736	8,600
Juniper Communities, LLC	Q1 2025	1	ALF	4,154	42,130	46,284
				$10,080	$66,004	$76,084

1 This property was acquired in a deed in lieu of foreclosure transaction with Senior Living Management to satisfy the repayment of its $10.0 million mortgage note receivable. See “Cash Basis Tenants” below.

In January 2025, we acquired a 108-unit assisted living and memory care community in Montrose, Colorado. The acquisition price was $21.2 million, including $0.2 million in closing costs. The 10-year lease, which includes two five-year extension options, has an initial lease rate of 8% with fixed annual escalators of 2%.

In March 2025, we acquired a 120-unit assisted living and memory care community in Bergen County, New Jersey. The acquisition price was $46.3 million, including $0.3 million in closing costs. The 15-year lease, which includes two five-year extension options, has an initial lease rate of 7.95% with fixed annual escalators of 2%. The lease includes a $0.8 million capital improvement fund, which will be added to the respective lease base, if funded.

Second Quarter 2025 Acquisitions

In April 2025, we acquired a portfolio of six memory care communities located in Nebraska for a total purchase price of $63.5 million, including $0.3 million in closing costs. The 15-year master lease, which includes two five-year extension options, has an initial lease rate of 8.0% with fixed annual escalators of 2%. A deposit of $7.0 million, which was included in “Other assets, net” on the Condensed Consolidated Balance Sheet as of March 31, 2025, was applied to the purchase price. Cash on hand as of March 31, 2025 was used to fund the remaining purchase price.

Impairments of Long-Lived Assets

We reduce the carrying value of impaired properties to their estimated fair value or, with respect to the properties classified as assets held for sale, to the estimated fair value less costs to sell. To estimate the fair values of the properties, we utilize a market approach which considers binding agreements for sales (Level 1 inputs), non-binding offers to purchase from unrelated third parties, broker quotes of estimated values (Level 3 inputs), and/or independent third-party valuations (Level 1 and 3 inputs). During the three months ended March 31, 2025 and 2024, we did not recognize any impairment charges.

We lease a SLC that is subject to an outstanding purchase and sale agreement for the tenant to acquire the property for approximately $38.5 million. The purchase and sale agreement, as amended, expires in June 2025. The property continues to be classified as held and used and is leased pursuant to the existing triple-net lease that generates approximately $2.8 million in annual rent and expires in July 2027. The property will be reclassified to assets held for sale when the sale becomes probable, including when the tenant demonstrates its ability to obtain sufficient financing to close on the sale of the property within the terms of the purchase and sale agreement. The property had a net investment of $18.9 million as of March 31, 2025.

Tenant Concentration

The following table contains information regarding concentration in our Real Estate Investments portfolio of tenants or affiliates of tenants that exceed 10% of total revenues as of and for the three months ended March 31, 2025 and 2024, excluding $2.6 million for our corporate office, a credit loss reserve of $18.9 million and $359.8 million in real estate assets in the SHOP segment ($ in thousands):

	As of March 31, 2025			Revenues[1]
	Asset Class	Gross Real Estate	Notes Receivable	Three Months Ended March 31,
				2025		2024

Senior Living Communities, LLC (“Senior Living”)	EFC	$577,493	$47,686	$13,727	15%	$12,815	16%
National HealthCare Corporation (“NHC”)	SNF	133,770	—	10,785	12%	11,246	14%
Bickford Senior Living (“Bickford”)	ALF	428,342	16,044	10,651	12%	10,054	12%
All others, net	Various	1,529,695	214,950	37,307	42%	31,409	39%
Escrow funds received from tenants
for property operating expenses	Various	—	—	2,887	3%	2,733	3%
		$2,669,300	$278,680	75,357		68,257
Resident fees and services[2]				13,939	16%	13,256	16%
				$89,296		$81,513
1 Includes interest income on notes receivable and rental income from properties classified as assets held for sale.
2 There is no tenant concentration in “Resident fees and services” because these agreements are with individual residents.

At March 31, 2025, the only state in which we had an investment concentration of 10% or more was South Carolina (11.3%).

Senior Living

As of March 31, 2025, we leased ten retirement communities to Senior Living. We recognized straight-line rents revenue of $(0.2) million and $(0.7) million from Senior Living for the three months ended March 31, 2025 and 2024, respectively.

NHC

As of March 31, 2025, we leased three ILFs and 32 SNFs to NHC, a publicly held company, under a master lease (four of which were subleased to other parties for whom the lease payments were guaranteed to us by NHC). Straight-line rents revenue of $0.2 million and $0.1 million was recognized from NHC for the three months ended March 31, 2025 and 2024, respectively.

NHC Percentage Rent - Under the terms of our master lease agreement with NHC, rent escalates by 4% of the increase, if any, in each of the facility’s revenue over a base year and is referred to as “percentage rent.” The following table summarizes the percentage rent income from NHC ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Current year	$1,618	$1,379
Prior year final certification[1]	956	1,656
Total percentage rent income	$2,574	$3,035

1 For purposes of the percentage rent calculation described in the master lease agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

One of the members of our Board of Directors is also a member of NHC’s board of directors.

Bickford

As of March 31, 2025, we leased 38 facilities to Bickford under master four leases. Bickford has been on the cash basis of revenue recognition since the second quarter of 2022 based upon information obtained from Bickford regarding its financial condition that has raised substantial doubt as to its ability to continue as a going concern. During the three months ended March 31, 2025 and 2024, Bickford repaid $1.3 million and $1.5 million, respectively, of its outstanding rent deferrals primarily related to the COVID-19 pandemic. As of March 31, 2025, Bickford’s outstanding rent deferrals totaled $11.7 million.

Cash Basis Tenants

We had two tenants, including Bickford, on the cash basis of accounting for revenue recognition for their leasing arrangements based on our assessment of each tenant’s ability to satisfy its contractual obligations as of March 31, 2025. As of March 31, 2024, we had three tenants, including Bickford, on the cash basis of accounting for revenue recognition for their leasing arrangements. Cash rents received from these tenants for the three months ended March 31, 2025 and 2024 were as follows ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Bickford	$9,984	$9,364
All others	1,480	2,401
Total rental income from cash basis operators	$11,464	$11,765

Senior Living Management

Effective January 1, 2025, the remaining two properties leased to Senior Living Management (“SLM”) were transitioned to a new operator who had been serving as the interim manager of the properties. We executed a new 15-year triple-net master lease, which includes two five-year extension options, with the new operator. The master lease generates approximately $1.1 million in annual rent with fixed annual escalators of 2%.

In February 2025, we acquired an assisted living facility in Oviedo, Florida through the completion of a deed in lieu of foreclosure to settle a $10.0 million non-performing mortgage note receivable. Reference Note 4 for further discussion of the non-performing notes receivable from SLM. We recorded the real estate assets acquired at their estimated fair values of $8.6 million. The net carrying value of the mortgage note receivable prior to completing the deed in lieu of foreclosure was $8.6 million. We executed a lease with a new operator who was serving as the interim manager. The lease generates approximately $0.7 million in annual rent.

Other Portfolio Activity

Discovery Senior Living

Effective May 1, 2025, we amended our triple-net master lease with Discovery Senior Living for a portfolio of six senior housing properties held in a consolidated real estate partnership with an aggregate net book value of $126.8 million as of March 31, 2025 that is owned by both parties to reset the contractual rent that took effect May 1, 2025 to $0.5 million per month. As part of the amendment, we obtained the right, but not the obligation, to pursue, negotiate, engage and otherwise enter into a new agreement with a new manager with respect to these leased properties. The straight-line rent receivable associated with the in-place lease is $9.3 million as of March 31, 2025. This receivable will be reduced to its realizable value when management determines the transition is probable of occurring and the existing lease will be terminated. Rental income recognized associated with this lease was $1.5 million for the three months ended March 31, 2025 and 2024.

Tenant Purchase Options

Certain of our leases contain purchase options allowing tenants to acquire the leased properties at a fixed base price plus a specified share in any appreciation, fixed base price, or a fixed minimum internal rate of return on our investment. At March 31, 2025, tenants had purchase options on four properties with an aggregate net investment of $76.6 million that will become exercisable between 2028 and 2031. Rental income from these properties with tenant purchase options was $2.5 million and $1.8 million for the three months ended March 31, 2025 and 2024, respectively.

We cannot reasonably estimate at this time the probability that any purchase options will be exercised in the future. Consideration to be received from the exercise of any tenant purchase option is expected to exceed our net investment in the leased property or properties.

Future Minimum Base Rent

Future minimum lease payments to be received by us under our operating leases at March 31, 2025, were as follows ($ in thousands):

Remainder of 2025	$193,573
2026	264,868
2027	215,848
2028	210,492
2029	200,519
2030	190,882
Thereafter	719,710
$1,995,892

Variable Lease Payments

Most of our leases contain annual escalators in rent payments. Some of our leases contain escalators that are determined annually based on a variable index or other factors that are indeterminable at the inception of the lease. The table below indicates the rental income recognized as a result of fixed and variable lease escalators ($ in thousands):

	Three Months Ended
	March 31,
	2025	2024
Lease payments based on fixed escalators	$61,690	$56,592
Lease payments based on variable escalators	3,604	3,893
Straight-line rents, net of write-offs	1,410	(308)
Escrow funds received from tenants for property operating expenses	2,887	2,733
Amortization of lease incentives	(725)	(723)
Rental income	$68,866	$62,187

Note 4. Mortgage and Other Notes Receivable

At March 31, 2025, our investments in mortgage notes receivable totaled $173.4 million secured by real estate and other assets of the borrowers (e.g., Uniform Commercial Code liens on personal property) related to 15 facilities, and our investments in other notes receivable totaled $105.3 million, substantially all of which were guaranteed by significant parties to the notes or by cross-collateralization of properties with the same owner. At December 31, 2024, our investments in mortgage notes receivable totaled $175.8 million and other notes receivable totaled $113.4 million. These balances exclude a credit loss reserve of $18.9 million and $20.2 million at March 31, 2025 and December 31, 2024, respectively.

As of March 31, 2025, we had two other notes receivable designated as non-performing that consisted of a mezzanine loan of $14.5 million due from affiliates of SLM and an unsecured loan with Bickford of $1.3 million. As of December 31, 2024, we had three loans designated as non-performing including a mortgage note receivable of $10.0 million due from affiliates of SLM.
Interest income recognized, representing cash received, from these non-performing loans was $0.1 million and $0.5 million, respectively, for the three months ended March 31, 2025 and 2024. All other loans were on full accrual basis as of March 31, 2025. The credit loss reserve related to non-performing loans totaled $14.6 million and $16.1 million at March 31, 2025 and December 31, 2024, respectively.

SLM

In February 2025, we acquired an assisted living facility in Oviedo, Florida through the completion of a deed in lieu of foreclosure to settle a $10.0 million non-performing mortgage note receivable. We recorded the real estate assets acquired at their estimated fair values of $8.6 million which represents the net carrying value of the mortgage note receivable prior to completing the deed in lieu of foreclosure.

In May 2025, we received $2.5 million in partial repayment of the principal on the $14.5 million unsecured loan due from SLM that is classified as non-performing. This repayment will result in a reduction of the reserve on this loan and a reduction of the credit loss expense of approximately $1.3 million in the second quarter of 2025.

Vizion Health Loan Amendment

In March 2025, we amended a mezzanine loan agreement with affiliates of Vizion Health and funded an additional $5.3 million in the first quarter of 2025. The balance of the loan as of March 31, 2025 was $18.0 million. The amendment to the loan agreement provides for an interest rate of 9.15% and a maturity date in May 2028.

Montecito Medical Real Estate

We have a $50.0 million mezzanine loan and security agreement with Montecito Medical Real Estate for a fund that invests in medical real estate, including medical office buildings, throughout the United States. In the first quarter of 2025, approximately $6.2 million of principal was repaid upon the sale by the fund of one of the underlying properties. As of March 31, 2025, $9.4 million was outstanding on the loan associated with five medical office buildings with a combined purchase price of approximately $56.7 million. For both the three months ended March 31, 2025 and 2024, we recognized interest income of $0.5 million.

Second Quarter 2025 Investments

In May 2025, we entered into an agreement to fund up to $28.0 million on a construction loan for the development of an 84-unit assisted living and memory care facility to be located in Wyoming, Michigan and operated by Encore Senior Living. The loan agreement provides for an annual interest rate of 9.0%.

Bickford Construction and Mortgage Loans

As of March 31, 2025, we had one fully funded construction loan of $14.7 million to Bickford. The construction loan is secured by a first mortgage lien on substantially all of the related real and personal property as well as a pledge of any and all leases or agreements which may grant a right of use to the property. Usual and customary covenants extend to the agreement, including the borrower’s obligation for payment of insurance and taxes. NHI has a fair market value purchase option on the property upon stabilization of the underlying operations.

At March 31, 2025, we held a $12.1 million second mortgage as a component of the purchase price consideration in connection with the sale of six properties to Bickford in 2021. This second mortgage note receivable bears interest at a 10% annual rate and matures in April 2026. Interest income was $0.3 million for both the three months ended March 31, 2025 and 2024 related to the second mortgage. We did not include this note receivable in the determination of the gain recognized upon sale of the portfolio. Therefore, this note receivable is not reflected in “Mortgage and other notes receivable, net” in the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024. During both the three months ended March 31, 2025 and 2024, Bickford repaid $0.1 million, of principal on this note receivable which is reflected in “Gains on sale of real estate, net” in the Condensed Consolidated Statements of Income.

Senior Living

We have provided a $15.0 million revolving line of credit to Senior Living whose borrowings under the revolver are to be used for working capital needs and to finance construction projects within its portfolio, including building additional units. The revolver matures in December 2031 at the time of the Senior Living lease maturity. At March 31, 2025, the revolver was fully funded and bore interest at 8.0% per annum.

The Company also has a mortgage loan of $32.7 million with Senior Living collateralized by a 248-unit continuing care retirement community (“CCRC”) in Columbia, South Carolina. The mortgage loan matures in July 2025, which may be extended for one-year, and bears interest at an annual rate of 7.25%. Additionally, the loan conveys to NHI a purchase option at a stated minimum price of $38.3 million, subject to adjustment for market conditions.

Credit Loss Reserve

Our principal measures of credit quality, except for construction mortgages, are debt service coverage for amortizing loans and interest or fixed charge coverage for non-amortizing loans, collectively referred to as “Coverage.” A Coverage ratio provides a measure of the borrower’s ability to make scheduled principal and interest payments. The Coverage ratios presented in the table below have been calculated utilizing the most recent date for which data is available, December 31, 2024, using EBITDARM (earnings before interest, taxes, depreciation, amortization, rent and management fees) and the requisite debt service, interest service or fixed charges, as defined in the applicable loan agreement. We categorize Coverage into three levels: (i) more than 1.5x, (ii) between 1.0x and 1.5x, and (iii) less than 1.0x. We update the calculation of Coverage on a quarterly basis. Coverage is not a meaningful credit quality indicator for construction mortgages as either these developments are not generating any operating income, or they have insufficient operating income as occupancy levels necessary to stabilize the properties have not yet been achieved. We measure credit quality for these mortgages by considering the construction and stabilization timeline and the financial condition of the borrower, as well as economic and market conditions.

We consider the guidance in ASC 310-20, Receivables - Nonrefundable Fees and Other Costs, when determining whether a modification, extension or renewal constitutes a current period origination. The credit quality indicator as of March 31, 2025 is presented below for the amortized cost, net by year of origination ($ in thousands):

	2025	2024	2023	2022	2021	Prior	Total
Mortgages
more than 1.5x	$—	$47,947	$—	$42,486	$—	$32,686	$123,119
between 1.0x and 1.5x	—	—	725	28,405	—	—	29,130
less than 1.0x	—	—	—	—	—	21,123	21,123
	—	47,947	725	70,891	—	53,809	173,372
Mezzanine
more than 1.5x	—	—	530	—	17,965	—	18,495
between 1.0x and 1.5x	1,873	—	231	—	12,664	—	14,768
less than 1.0x	—	11,875	—	—	—	25,000	36,875
	1,873	11,875	761	—	30,629	25,000	70,138
Non-performing
between 1.0x and 1.5x	—	1,344	—	—	—	14,500	15,844
	—	1,344	—	—	—	14,500	15,844
Revolver
more than 1.5x							19,326
					Credit loss reserve		(18,910)
							$259,770

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

The allowance for expected credit losses is presented in the following table for the three months ended March 31, 2025 ($ in thousands):

Balance at January 1, 2025	$20,249
Provision for expected credit losses	61
Write-offs charged to the allowance	(1,400)
Balance at March 31, 2025	$18,910

Note 5. Senior Housing Operating Portfolio Structure

Our SHOP segment is comprised of two ventures that collectively own the operations of 15 ILFs. These ventures are structured to comply with REIT requirements and utilize the TRS for activities that would otherwise be non-qualifying for REIT purposes. The properties in each venture are operated by a property manager in exchange for a management fee. The ventures were capitalized with preferred and common equity interests, with the Company owning 100% of the preferred equity and a controlling common equity interest in each venture. The managers, or related parties of the managers, own a non-controlling common equity interest in their respective ventures. Each venture is discussed in more detail below.

Merrill Managed Portfolio

We have six ILFs located in California and Washington in a consolidated venture with Merrill, which owns a 20% common equity interest in the venture. The operating agreement for the venture provides for contingent distributions to the members based on the attainment of certain yields on investment calculated on an annual basis.

The properties are managed by Merrill pursuant to a management agreement with an initial term through March 2032 that automatically renews on a year-to-year basis thereafter unless terminated by either party with notice. The management agreement entitles Merrill to a base management fee of 5% of net revenue and a real estate services fee of 5% of real estate costs incurred during any calendar year that exceed $1,000 times the number of units at each facility. The noncontrolling interest associated with the venture was determined to be contingently redeemable and is classified in mezzanine equity on the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, as discussed further in Note 10.

Discovery Managed Portfolio

We have nine ILFs located in Arkansas, Georgia, Ohio, Oklahoma, New Jersey, and South Carolina in a consolidated venture with the Discovery member, which owns a 2.0% common equity interest in the venture. The operating agreement for the venture provides for contingent distributions to the members based on the attainment of certain yields on investment calculated on an annual basis. The noncontrolling interest associated with the venture is included in “Equity” on the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024.

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

We account for our investment in Timber Ridge OpCo under the equity method and decrease the carrying value of our investment for losses in the entity and distributions to NHI for cumulative amounts up to and including our basis plus any guaranteed or implied commitments to fund operations. Our guaranteed and implied commitments are currently limited to the additional $5.0 million under the revolving credit facility and the $2.5 million lease incentive distribution received in February 2023. As of March 31, 2025, we have recognized our share of Timber Ridge OpCo’s operating losses in excess of our initial investment. These cumulative losses of $5.0 million in excess of our original basis and the $2.5 million lease incentive distribution received are included in “Accounts payable and accrued expenses” in our Condensed Consolidated Balance Sheet as of March 31, 2025 and December 31, 2024. Excess unrecognized equity method losses for this investment for both the three months ended March 31, 2025 and 2024 were $0.6 million. Cumulative unrecognized losses for this investment were $13.3 million through March 31, 2025. We recognized gains of approximately $0.4 million and $0.2 million, representing cash distributions received related to our investment for the three months ended March 31, 2025 and 2024, respectively.

The Timber Ridge OpCo property is subject to early resident mortgages secured by a Deed of Trust and Indenture of Trust (the “Deed and Indenture”). As part of our acquisition, NHI-LCS JV I, LLC (“Timber Ridge PropCo”) acquired the Timber Ridge CCRC property and a subordination agreement was entered into pursuant to which the trustee acknowledged and confirmed that the security interests created under the Deed and Indenture were subordinate to any security interests granted in connection with the $81.0 million loan made by NHI to Timber Ridge PropCo, which is eliminated upon consolidation. In addition, under the terms of the resident loan assumption agreements, during the term of the lease (seven years with two five-year renewal options), Timber Ridge OpCo is to indemnify Timber Ridge PropCo for any repayment by Timber Ridge PropCo of these early resident mortgage liabilities under the guarantee. As a result of the subordination agreement and the resident loan assumption agreements, no liability has been recorded as of March 31, 2025 and December 31, 2024. The balance secured by the Deed and Indenture was $9.6 million at March 31, 2025.

Note 7. Other Assets

Other assets, net consist of the following ($ in thousands):

	March 31, 2025	December 31, 2024
SHOP accounts receivable, net of allowance of $450 and $494, and other assets	$1,996	$2,232
Real estate investments accounts receivable and prepaid expenses	4,915	4,223
Earnest money on pending acquisition	7,000	—
Lease incentive payments, net	7,151	7,877
Regulatory escrows	6,208	6,208
Restricted cash	2,273	2,213
	$29,543	$22,753

In the first quarter of 2025, we expensed approximately $1.2 million in costs incurred related to a large SHOP transaction that is no longer probable of occurring, of which approximately $0.6 million was included in other assets as of December 31, 2024.

Note 8. Debt

Debt consisted of the following ($ in thousands):

	March 31, 2025	December 31, 2024
Revolving credit facility - unsecured	$447,200	$331,200
Bank term loans - unsecured	200,000	200,000
2031 Senior Notes - unsecured, net of discount of $1,876 and $1,956	398,124	398,044
Private placement notes - unsecured	150,000	150,000
Fannie Mae term loans - secured, non-recourse	75,704	75,815
Unamortized loan costs	(8,043)	(9,018)
	$1,262,985	$1,146,041

Aggregate principal maturities of debt as of March 31, 2025 were as follows ($ in thousands):

Remainder of 2025	$325,704
2026	—
2027	100,000
2028	447,200
2029	—
2030	—
Thereafter	400,000
1,272,904
Less: discount	(1,876)
Less: unamortized loan costs	(8,043)
$1,262,985

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

At March 31, 2025, we had $252.8 million available to draw on the Credit Facility, subject to usual and customary covenants. Among other stipulations, the unsecured credit facility agreement requires that we maintain certain financial ratios within limits set by our creditors. At March 31, 2025, we were in compliance with these ratios.

We have a $200.0 million term loan (the “2025 Term Loan”) that bears interest at a variable rate which is SOFR-based with a margin determined according to our credit ratings plus a 0.10% credit spread adjustment. On April 3, 2025, we exercised one of our two six-month options to extend the maturity date from June 2025 to December 2025.

Concurrently with the amendment and restatement of the Credit Facility, we amended the 2025 Term Loan to, among other things, modify the representations, covenants, financial covenants, and events of default to align with the same provisions in the Credit Facility.

Pinnacle Bank is a participating member of our banking group. A member of NHI’s Board of Directors, who became chair of the Board of Directors effective January 7, 2025, is also the chair of Pinnacle Financial Partners, Inc., the holding company for Pinnacle Bank. NHI’s local banking transactions are conducted primarily through Pinnacle Bank.

2031 Senior Notes

In January 2021, we issued $400.0 million in aggregate principal amount of 3.00% senior notes that mature on February 1, 2031 and pay interest semi-annually (the “2031 Senior Notes”). The 2031 Senior Notes were sold at an issue price of 99.196% of face value before the underwriters’ discount. The 2031 Senior Notes are subject to affirmative and negative covenants, including financial covenants with which we were in compliance at March 31, 2025.

Private Placement Notes

Our unsecured private placement notes outstanding as of March 31, 2025, payable interest only, are summarized below ($ in thousands):

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

Fannie Mae Term Loans

As of March 31, 2025, we had $60.1 million in Fannie Mae term-debt mortgage financing requiring interest-only payments at an annual rate of 3.79% with a 10-year maturity. The mortgages were non-recourse and secured by 11 properties leased to

Bickford. This indebtedness matured on April 1, 2025, at which time we repaid all outstanding principal and accrued interest of $60.3 million from proceeds drawn on our Credit Facility on March 31, 2025.

In a December 2017 acquisition, we assumed additional Fannie Mae term-debt mortgage financing that amortizes through 2025 when a balloon payment will be due, bears interest at a rate of 4.6%, and has a remaining balance of $15.6 million at March 31, 2025. Collectively, the Fannie Mae term-debt mortgage financing is secured by properties having a net book value of $97.4 million at March 31, 2025.

Interest Expense

The following table summarizes interest expense ($ in thousands):

	Three Months Ended
	March 31,
	2025	2024
Interest expense on debt at contractual rates	$13,359	$14,087
Capitalized interest	—	(39)
Amortization of debt issuance costs, debt discount and other	978	821
Total interest expense	$14,337	$14,869

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

As of March 31, 2025, we had working capital, mortgage, construction, revolving credit and mezzanine loan commitments to eight operators or borrowers for an aggregate of $151.3 million, of which we had funded $100.7 million toward these commitments. Loan funded amounts do not reflect the effects of discounts or commitment fees.

As of March 31, 2025, we had $23.4 million of development commitments for renovation of six properties, of which we had funded $5.9 million toward these commitments.

As of March 31, 2025, we had an aggregate of $16.9 million in remaining contingent lease inducement commitments in four lease agreements which are generally based on the performance of facility operations and may or may not be met by the tenant.

The credit loss liability for unfunded loan commitments is estimated using the same methodology as used for our funded mortgage and other notes receivable based on the estimated amount that we expect to fund. We applied the same market adjustments as discussed in Note 4.

The liability for expected credit losses on our unfunded loan commitments reflected in “Accounts payable and accrued expenses” on the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 is presented in the following table for the three months ended March 31, 2025 ($ in thousands):

Balance at January 1, 2025	$147
Provision for expected credit losses	(75)
Balance at March 31, 2025	$72

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

Note 10. Redeemable Noncontrolling Interest

The interest held by Merrill in its SHOP venture was classified as a “Redeemable noncontrolling interest” in the mezzanine section between “Total liabilities” and “Stockholders’ equity” on our Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024. Certain provisions within the operating agreement of the Merrill venture provide Merrill with put rights upon certain contingent events that are not solely within the control of the Company. Therefore, Merrill’s noncontrolling interest was determined to be contingently redeemable. The redeemable noncontrolling interest is not currently redeemable and we concluded a contingent redemption event is not probable to occur as of March 31, 2025. Consequently, the noncontrolling interest will not be subsequently remeasured to its redemption amount until such contingent event and the related redemption are probable to occur. We will continue to reflect the attribution of gains or losses to the redeemable noncontrolling interest in each period.

The following table presents the change in “Redeemable noncontrolling interest” for the three months ended March 31, 2025 ($ in thousands):

Three Months Ended
March 31, 2025
Balance at January 1,	$9,790
Net loss	(243)
Distributions	(7)
Balance at March 31,	$9,540

Note 11. Equity and Dividends

Forward Sale Agreements

In the first quarter of 2025, we settled the remaining approximately 1.0 million shares of common stock subject to our August 2024 forward equity sale agreement at a forward price of $68.21 per share resulting in proceeds of approximately $65.5 million.

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

During the three months ended March 31, 2025, we entered into ATM forward sale agreements with a financial institution to sell shares of common stock which mature in the first quarter of 2026. We sold approximately 0.2 million shares on a forward basis at a weighted average price of $74.39 per share net of sales agent fees, or approximately $15.5 million. We did not receive any proceeds from the sale of shares of our common stock by the forward purchasers at the time of the sale.

As of March 31, 2025, the remaining approximately 0.7 million shares of common stock under our December 2024 ATM forward sale agreement were available for settlement at a forward price of $74.12 per share for proceeds of approximately $53.6 million. This forward sale agreement matures in the fourth quarter of 2025.

No shares were sold under the ATM equity program during the three months ended March 31, 2024.

Dividends

The following table summarizes dividends declared by the Board of Directors or paid during the three months ended March 31, 2025 and 2024:

Three Months Ended March 31, 2025
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
November 1, 2024	December 31, 2024	January 29, 2025	$0.90
February 14, 2025	March 31, 2025	May 2, 2025	$0.90

Three Months Ended March 31, 2024
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
November 3, 2023	December 29, 2023	January 26, 2024	$0.90
February 16, 2024	March 28, 2024	May 3, 2024	$0.90

On May 2, 2025, the Board of Directors declared a $0.90 per share dividend payable on August 1, 2025 to common stockholders of record as of June 30, 2025.

Note 12. Share-Based Compensation

The Company’s outstanding stock incentive awards have been granted under two incentive plans – the 2012 Stock Incentive Plan and the 2019 Stock Incentive Plan, as amended and restated (the “2019 Plan”). During the three months ended March 31, 2025, we granted options to purchase 557,000 shares of common stock under the 2019 Plan.

In February 2025, 29,500 shares of restricted stock were issued to executive officers with a grant date fair value of $73.34 per share based on the market value of our common stock on the date of grant. The restricted stock vests over five years, with 20% vesting on each anniversary of the date of grant and beginning with 2025, are subject to a one-year post-vesting hold. The restricted stock awards contain non-forfeitable rights to dividends or dividend equivalents during the vesting periods. During the first quarter of 2025, 3,000 shares of restricted stock vested. As of March 31, 2025, there were 58,300 non-vested shares of restricted stock outstanding.

The weighted average fair value of options granted during the three months ended March 31, 2025 and 2024 was $9.35 and $7.36 per option, respectively. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2025	2024
Dividend yield	5.2%	6.4%
Expected volatility	24.1%	26.1%
Expected lives	2.95 years	2.9 years
Risk-free interest rate	3.94%	4.49%

The following table summarizes our outstanding stock options:

			Weighted Average
	Number	Weighted Average	Remaining
	of Shares	Exercise Price	Contractual Life (Years)
Options outstanding, January 1, 2024	2,447,171	$68.80
Options granted	431,000	$57.76
Options expired	(301,837)	$79.96
Options outstanding, March 31, 2024	2,576,334	$65.89

Exercisable at March 31, 2024	2,235,640	$66.99

Options outstanding, January 1, 2025	1,416,215	$71.06
Options granted	557,000	$73.34
Options exercised	(73,984)	$56.10
Options forfeited	(23,501)	$56.75
Options expired	(491,000)	$90.79
Options outstanding, March 31, 2025	1,384,730	$66.03	3.35

Exercisable at March 31, 2025	940,874	$64.44	2.73

At March 31, 2025, the intrinsic value of stock options outstanding and exercisable was $10.9 million and $8.9 million, respectively.

The following is a summary of share-based compensation expense, net of any forfeitures, included in “General and administrative expenses” in the Condensed Consolidated Statements of Income ($ in thousands):

	Three Months Ended
	March 31,
	2025	2024
Share-based compensation components:
Restricted stock expense	$224	$158
Stock option expense	2,334	1,997
Total share-based compensation expense	$2,558	$2,155

As of March 31, 2025, unrecognized compensation expense totaling $6.3 million associated with stock-based awards was expected to be recognized over the following periods: remainder of 2025 - $3.2 million, 2026 - $2.0 million, 2027 - $0.7 million, 2028 - $0.3 million, and thereafter - less than $0.1 million.

Note 13. Earnings Per Common Share

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per common share ($ in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2025	2024
Net income	$33,817	$30,657
Add: net loss attributable to noncontrolling interests	348	290
Net income attributable to stockholders	34,165	30,947
Less: net income attributable to unvested restricted stock awards	(52)	(32)
Net income attributable to common stockholders - basic and diluted	$34,113	$30,915

BASIC:
Weighted average common shares outstanding	45,720,496	43,388,841

DILUTED:
Weighted average common shares outstanding	45,720,496	43,388,841
Stock options	120,827	35,709
Forward equity sales agreements	37,205	—
Weighted average dilutive common shares outstanding	45,878,528	43,424,550

Earnings per common share - basic	$0.75	$0.71
Earnings per common share - diluted	$0.74	$0.71

Incremental anti-dilutive shares excluded:
Net share effect of stock options with an exercise price in excess of the average market price for our common shares	104,699	492,675

Regular dividends declared per common share	$0.90	$0.90

Note 14. Fair Value of Financial Instruments

Carrying amounts and fair values of financial instruments that are not carried at fair value at March 31, 2025 and December 31, 2024 in the Condensed Consolidated Balance Sheets are as follows ($ in thousands):

	Carrying Amount		Fair Value Measurement
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Level 2
Variable rate debt	$641,910	$525,177	$647,200	$531,200
Fixed rate debt	$621,075	$620,864	$560,021	$548,339

Level 3
Mortgage and other notes receivable, net	$259,770	$268,926	$255,257	$261,708

Fixed rate debt. Fixed rate debt is classified as Level 2 and its fair value is based on quoted prices for similar instruments or calculated utilizing model derived valuations in which significant inputs are observable in active markets.

Variable rate debt. Variable rate debt is classified as Level 2 and the fair values of our borrowings under our Credit Facility and 2025 Term Loan are reasonably estimated at their notional amounts due to the predominance of floating interest rates, which generally reflect market conditions.

Mortgage and other notes receivable. The fair value of mortgage and other notes receivable is based on credit risk and discount rates that are not observable in the marketplace and therefore represents a Level 3 measurement.

Carrying amounts of cash and cash equivalents and restricted cash, accounts receivable and accounts payable and accrued expenses approximate fair value due to their short-term nature and are classified as Level 1.

Note 15. Segment Reporting

We evaluate our business and make resource allocations on our two operating segments: Real Estate Investments and SHOP. Our Real Estate Investments segment includes leases, mortgages and other note investments in ILFs, ALFs, EFCs, SLCs, SNFs and HOSPs. Under the Real Estate Investments segment, we invest in senior housing and healthcare real estate through acquisition and financing of primarily single-tenant properties. Properties acquired are leased primarily under triple-net leases and we are not involved in the management of the properties. The SHOP segment includes multi-tenant ILFs. The SHOP properties and related operations are controlled by the Company and are operated by property managers in exchange for a management fee. See Note 5 for further discussion.

Our President and Chief Executive Officer serves as our Chief Operating Decision Maker (“CODM”). Our CODM reviews financial and performance information quarterly based upon segment net operating income (“NOI”). We define NOI as total revenues, less tenant reimbursements and property operating expenses. Our CODM evaluates NOI to make decisions about resource allocations and to assess the property level performance of our properties. For both segments, the CODM considers revenue and operating expenses on a comparative basis (i.e., sequential or year over year) and compares budget to actual variances on a quarterly basis when making decisions regarding allocations of resources to the segments. In addition, for the SHOP segment, the CODM reviews key performance indicators, including revenues and operating expenses per occupied unit or available unit and resident revenues and related functional expenses. There were no intersegment transactions for either the three months ended March 31, 2025 or 2024. Capital expenditures for the three months ended March 31, 2025 were approximately $83.7 million for the Real Estate Investments segment and $1.4 million for the SHOP segment. Capital expenditures for the three months ended March 31, 2024 were approximately $1.7 million for the Real Estate Investments segment and $1.3 million for the SHOP segment.

Non-segment revenue consists mainly of other income. Non-segment assets consist of corporate assets including cash and cash equivalents and corporate offices and equipment, among others. Non-property specific revenues and expenses are not allocated to individual segments in determining NOI.

The accounting policies of the segments are the same as those described in the significant accounting policies in Note 2. The results of operations for all acquisitions described in Note 3 are included in our consolidated results of operations from the acquisition dates and are components of the appropriate segments. Prior period segment disclosures have been recast to conform to the current period presentation.

Summary information for the reportable segments during the three months ended March 31, 2025 and 2024 is as follows ($ in thousands):

For the three months ended March 31, 2025:	Real Estate Investments	SHOP	Non-segment/Corporate	Total
Rental income	$68,866	$—	$—	$68,866
Resident fees and services	—	13,939	—	13,939
Interest income and other	6,449	—	42	6,491
Total revenues	75,315	13,939	42	89,296
Other senior housing operating expenses[1]	—	2,874	—	2,874
Utilities	—	1,097	—	1,097
Dietary	—	1,045	—	1,045
Labor	—	4,299	—	4,299
Taxes and insurance	2,887	1,538	—	4,425
NOI	72,428	3,086	42	75,556
Depreciation	16,388	2,758	11	19,157
Interest	749	—	13,588	14,337
Legal	—	—	1,426	1,426
Franchise, excise and other taxes	—	—	269	269
General and administrative	—	—	6,829	6,829
Proxy contest and related	—	—	264	264
Loan and realty gains	(14)	—	—	(14)
Gains on sales of real estate, net	(114)	—	—	(114)
Gains from equity method investment	(415)	—	—	(415)
Net income (loss)	$55,834	$328	$(22,345)	$33,817

Total assets	$2,377,107	$265,391	$140,387	$2,782,885

[1] Includes management fees, general and administrative and marketing expenses.

For the three months ended March 31, 2024:	Real Estate Investments	SHOP	Non-segment/Corporate	Total
Rental income	$62,187	$—	$—	$62,187
Resident fees and services	—	13,256	—	13,256
Interest income and other	5,942	—	128	6,070
Total revenues	68,129	13,256	128	81,513
Other senior housing operating expenses[1]	—	2,600	—	2,600
Utilities	—	933	—	933
Dietary	—	1,004	—	1,004
Labor	—	4,227	—	4,227
Taxes and insurance	2,733	1,550	—	4,283
NOI	65,396	2,942	128	68,466
Depreciation	15,058	2,437	10	17,505
Interest	763	—	14,106	14,869
Legal	—	—	236	236
Franchise, excise and other taxes	—	—	(187)	(187)
General and administrative	—	—	5,642	5,642
Loan and realty losses	10	—	—	10
Gains on sales of real estate, net	(100)	—	—	(100)
Gains from equity method investment	(166)	—	—	(166)
Net income (loss)	$49,831	$505	$(19,679)	$30,657

Total assets	$2,202,511	$265,120	$10,494	$2,478,125

[1] Includes management fees, general and administrative and marketing expenses.

Note 16. Variable Interest Entities

Consolidated Variable Interest Entities

SHOP - The assets of the SHOP ventures primarily consist of real estate properties, cash and cash equivalents, and resident fees and services (accounts receivable). The obligations of the ventures primarily consist of operating expenses of the ILFs (accounts payable and accrued expenses) and capital expenditures for the properties. Aggregate assets of the consolidated SHOP ventures that can be used only to settle obligations of each respective SHOP venture primarily include approximately $260.2 million and $261.6 million of real estate properties, net, $3.1 million and $6.5 million of cash and cash equivalents, and $1.2 million and $1.5 million of other assets, net, and $0.8 million and $0.8 million of accounts receivable as of March 31, 2025 and December 31, 2024, respectively. Liabilities of the consolidated SHOP ventures for which creditors do not have recourse to the general credit of the Company are $3.4 million and $5.7 million as of March 31, 2025 and December 31, 2024, respectively. Reference Notes 5 and 10 for further discussion of these ventures.

Real Estate Partnerships - The aggregate assets of the two consolidated real estate partnerships that can be used only to settle obligations of each respective partnership as of March 31, 2025 and December 31, 2024 include approximately $242.3 million and $244.3 million of real estate properties, net, $10.1 million and $10.0 million in straight-line rents receivable, $2.7 million and $3.2 million of cash and cash equivalents and $4.7 million and $5.3 million of other assets, net, respectively. Liabilities of these partnerships for which creditors do not have recourse to the general credit of the Company are not material.

Unconsolidated Variable Interest Entities

The Company’s unconsolidated VIEs are summarized below by date of initial involvement. For further discussion of the nature of the relationships, including the sources of exposure to these VIEs, see the notes to our condensed consolidated financial statements cross-referenced below ($ in thousands).

Date	Name	Source of Exposure	Carrying Amount	Maximum Exposure to Loss	Note Reference
2014	Senior Living	Notes and straight-line rents receivable	$87,648	$87,648	Notes 3, 4
2016	Senior Living Management	Note	$14,500	$14,500	Notes 3, 4
2018	Bickford	Notes	$16,158	$28,291	Notes 3, 4
2019	Encore Senior Living	Various[1]	$35,459	$35,526	—
2020	Timber Ridge OpCo	Various[2]	$(2,036)	$2,964	Notes 6, 7
2020	Senior Living Hospitality Group*	Notes and straight-line rents receivable	$13,061	$14,085	Note 4
2021	Montecito Medical Real Estate	Notes and funding commitment	$9,401	$39,012	Note 4
2021	Vizion Health	Notes and straight-line rents receivable	$20,183	$20,320	Note 4
2021	Navion Senior Solutions	Various[3]	$7,665	$9,815	—
2023	Kindcare Senior Living	Notes[4]	$792	$792	—
2024	Mainstay Healthcare Maitland, LLC	Note	$9,066	$9,066	—

* Formerly referred to as Watermark Retirement

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

*Actual or perceived risks associated with pandemics, epidemics or outbreaks have had and may in the future have a material adverse effect on our managers’, tenants’ and borrowers’ business and results of operations;

*A member of our Board of Directors is also the chairperson of the board of directors of National HealthCare Corporation (“NHC”), and his interests may differ from those of our stockholders;

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

*We are exposed to risks associated with our investments in Timber Ridge OpCo, LLC, including our lack of sole decision-making authority, our reliance on the financial condition of other interests and related healthcare operations of the entity;

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

*In case of our bankruptcy or insolvency, any forward sale agreement in effect will automatically terminate, and we would not receive the expected proceeds from such forward sale of shares of our common stock;

*The U.S. federal income tax treatment of the cash that we might receive from cash settlement of the forward sale agreements in unclear and could jeopardize our ability to meet the real estate investment trust (‘REIT”) qualification requirements;

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

*Actions of activist investors could be disruptive and potentially costly and the possibility that activist investors may seek changes that conflict with our strategic direction could cause uncertainty about the strategic direction of our business;

*    Legislative, regulatory, or administrative changes could adversely affect us or our security holders;

*Adverse economic effects from international trade disputes (including threatened or implemented tariffs imposed by the U.S. and threatened or implemented tariffs imposed by foreign countries in retaliation) or similar events impacting economic activity could have a material adverse effect on our results of operations;

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

See the notes to the annual audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024, “Business” and “Risk Factors” under Part I, Item 1 and Item 1A, respectively, therein and “Risk Factors” under Part II, Item 1A of this Quarterly Report on Form 10-Q for a further discussion of these risks and of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent therein. You should carefully consider these risks before making any investment decisions in the Company. These risks and uncertainties are not the only ones facing the Company. There may be additional risks that we do not presently know of and/or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition, results of operations, or cash flows could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose part or all of your investment. Given these risks and uncertainties, we can give no assurance that these forward-looking statements will, in fact, occur. We caution readers not to place undue reliance on such forward-looking statements, which speak only as of the dates made. We undertake no obligation to revise or update any of the forward-looking statements to reflect subsequent events or circumstances except to the extent required by applicable law.

Executive Overview

National Health Investors, Inc., established in 1991 as a Maryland corporation, is a self-managed REIT specializing in sale- leaseback, joint venture, and mortgage and mezzanine financing of need-driven and discretionary senior housing and medical facility investments. We operate through two reportable segments: Real Estate Investments and SHOP. Our Real Estate Investments segment consists of real estate investments, leases, and mortgage and other notes receivable in independent living facilities (“ILFs”), assisted living facilities (“ALFs”), entrance-fee communities (“EFCs”), senior living campuses (“SLCs”), skilled nursing facilities (“SNFs”) and hospitals (“HOSPs”). We fund our investments primarily through: (1) operating cash flow,

(2) debt offerings, including bank lines of credit and term debt, both unsecured and secured, and (3) the sale of equity securities. Our SHOP segment is comprised of two ventures that own the operations of 15 ILFs that provide residential living and other services for residents located throughout the United States that are operated on behalf of the Company by independent managers pursuant to the terms of separate management agreements. The third-party managers, or related parties of the managers, own equity interests in the respective ventures.

Real Estate Investments

As of March 31, 2025, we had investments in real estate and mortgage and other notes receivable involving 190 facilities located in 32 states. These investments were comprised of 118 senior housing properties, 70 SNFs and two HOSPs with an aggregate gross investment of approximately $2.7 billion, rented under primarily triple-net leases to 30 tenants, and with $278.7 million in aggregate carrying value of mortgage and other notes receivable, excluding an allowance for expected credit losses of $18.9 million, due from 17 borrowers.

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

Senior Housing Operating Portfolio

Our SHOP segment is comprised of two ventures that own the underlying independent living operations of 15 ILFs. These ventures, consolidated by the Company, are structured to comply with REIT requirements and utilize the TRS for activities that would otherwise be non-qualifying for REIT purposes. The properties are operated by two third-party property managers in exchange for a management fee, and as such, we are not directly exposed to the credit risk of the property managers in the same manner or to the same extent as we are to our triple-net tenants. However, we rely on the property managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our communities efficiently and effectively. We also rely on the property managers to set appropriate resident fees and otherwise operate our communities in compliance with the terms of our management agreements and all applicable laws and regulations. As of March 31, 2025, our SHOP segment consisted of 15 ILFs located in eight states, with a combined 1,732 units.

The following tables summarize our portfolio, excluding $2.6 million for our corporate office and a credit loss reserve of $18.9 million, as of and for the three months ended March 31, 2025 ($ in thousands):

Real Estate Investments and SHOP
	Properties	Beds/Units	NOI[1]	% Total	Gross Investment
Real Estate Properties
Senior Housing - Need-Driven
Assisted Living	81	4,616	$20,384	27.0%	$967,897
Senior Living Campus	10	1,229	4,262	5.7%	250,423
Total Senior Housing - Need-Driven	91	5,845	24,646	32.7%	1,218,320
Senior Housing - Discretionary
Independent Living	7	846	1,705	2.3%	100,340
Entrance-Fee Communities	11	2,943	15,945	21.1%	750,346
Total Senior Housing - Discretionary	18	3,789	17,650	23.4%	850,686
Total Senior Housing	109	9,634	42,296	56.1%	2,069,006
Medical Facilities
Skilled Nursing Facilities	65	8,524	22,301	29.5%	557,996
Hospitals	1	87	1,082	1.4%	42,298
Total Medical Facilities	66	8,611	23,383	30.9%	600,294
Disposals	—	—	300	0.4%	—
Total Real Estate Properties	175	18,245	65,979	87.4%	2,669,300

Mortgage and Other Notes Receivable
Senior Housing - Need-Driven	7	655	409	0.5%	2,557
Senior Housing - Discretionary	2	251	2,035	2.7%	113,686
Skilled Nursing Facilities	5	611	792	1.0%	42,486
Hospitals	1	36	260	0.3%	14,642
Other Notes Receivable	—	—	2,925	4.0%	105,309
Current Year Note Payoffs	—	—	28	—%	—
Total Mortgage and Other Notes Receivable	15	1,553	6,449	8.5%	278,680

SHOP
Independent Living	15	1,732	3,086	4.1%	359,820

Total	205	21,530	$75,514	100.0%	$3,307,800

[1] Excludes Non-segment/Corporate NOI

Portfolio Summary	Properties	NOI	% Portfolio	Gross Investment
Real Estate Properties	175	$65,979	87.4%	$2,669,300
Mortgage and Other Notes Receivable	15	6,449	8.5%	278,680
SHOP	15	3,086	4.1%	359,820
Total Portfolio	205	$75,514	100.0%	$3,307,800

Portfolio by Operator Type
Public	60	$19,569	25.9%	$480,022
National Chain (Privately Owned)	3	2,839	3.8%	172,385
Regional	120	47,285	62.6%	2,196,481
Small	7	2,407	3.2%	99,092
Disposals	—	300	0.4%	—
Current Year Note Payoffs	—	28	—%	—
Total Real Estate Investments Portfolio	190	72,428	95.9%	2,947,980
SHOP	15	3,086	4.1%	359,820
Total Portfolio	205	$75,514	100.0%	$3,307,800

The following table summarizes the geographic concentration of net operating income (“NOI”) of our portfolio, excluding Non-segment/Corporate NOI, for the three months ended March 31, 2025 and 2024 ($ in thousands).

	Three Months Ended March 31,
Location	2025	2024
South Carolina	$9,339	$8,573
Texas	7,977	7,822
Florida	6,788	6,764
North Carolina	5,957	2,801
Tennessee	5,049	5,408
All others	40,404	36,970
NOI	$75,514	$68,338

For the three months ended March 31, 2025, operators of facilities in our Real Estate Investments portfolio that provided 3% or more individually, and 59% collectively, of our total revenues were (parent company, in alphabetical order): Bickford Senior Living (“Bickford”); Discovery Senior Living (“Discovery”); Encore Senior Living (“Encore”); Health Services Management; NHC; Senior Living Communities (“Senior Living”); Spring Arbor and The Ensign Group.

As of March 31, 2025, our average effective annualized NOI for the lease properties in our Real Estate Investments segment was $10,465 per bed for SNFs, $14,159 per unit for SLCs, $18,497 per unit for ALFs, $8,060 per unit for ILFs, $21,673 per unit for EFCs and $49,758 per bed for the HOSPs. As of March 31, 2025, our average effective annualized NOI for the SHOP segment was $7,122 per unit.

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

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Investment Activity

Operator	Date	Properties	Asset Class	Land	Building and Improvements	Total
Generations, LLC	Q1 2025	1	SLC	$3,062	$18,138	$21,200
Mainstay Healthcare[1]	Q1 2025	1	ALF	2,864	5,736	8,600
Juniper Communities, LLC	Q1 2025	1	ALF	4,154	42,130	46,284
				$10,080	$66,004	$76,084

1 This property was acquired in a deed in lieu of foreclosure transaction with Senior Living Management to satisfy the repayment of its $10.0 million mortgage note receivable. See “Cash Basis Tenants” below.

In January 2025, we acquired a 108-unit assisted living and memory care community in Montrose, Colorado. The acquisition price was $21.2 million, including $0.2 million in closing costs. The 10-year lease, which includes two five-year extension options, has an initial lease rate of 8% with fixed annual escalators of 2%.

In March 2025, we acquired a 120-unit assisted living and memory care community in Bergen County, New Jersey. The acquisition price was $46.3 million, including $0.3 million in closing costs. The 15-year lease, which includes two five-year extension options, has an initial lease rate of 7.95% with fixed annual escalators of 2%. The lease includes a $0.8 million capital improvement funds, which will be added to the respective lease base, if funded.

Vizion Health Loan Amendment

In March 2025, we amended a mezzanine loan agreement with affiliates of Vizion Health and funded an additional $5.3 million in the first quarter of 2025. The balance of the loan as of March 31, 2025 was $18.0 million. The amendment to the loan agreement provides for an interest rate of 9.15% and a maturity date in May 2028.

Second Quarter 2025 Investments

In April 2025, we acquired a portfolio of six memory care communities located in Nebraska for a total purchase price of $63.5 million, including $0.3 million in closing costs. The 15-year master lease, which includes two five-year extension options, has an initial lease rate of 8.0% with fixed annual escalators of 2%. A deposit of $7.0 million, which was included in “Other assets, net” on the Condensed Consolidated Balance Sheet as of March 31, 2025, was applied to the purchase price. Cash on hand as of March 31, 2025 was used to fund the remaining purchase price.

In May 2025, we entered into an agreement to fund up to $28.0 million on a construction loan for the development of an 84-unit assisted living and memory care facility to be located in Wyoming, Michigan and operated by Encore. The loan agreement provides for an annual interest rate of 9.0%.

Impairments of Long-Lived Assets

We reduce the carrying value of impaired properties to their estimated fair value or, with respect to the properties classified as assets held for sale, to the estimated fair value less costs to sell. To estimate the fair values of the properties, we utilized a market approach which considered binding agreements for sales (Level 1 inputs), non-binding offers to purchase from unrelated third parties, broker quotes of estimated values (Level 3 inputs), and/or independent third-party valuations (Level 1 and 3 inputs). During the three months ended March 31, 2025 and 2024, we did not recognize any impairment charges.

We lease a SLC that is subject to an outstanding purchase and sale agreement for the tenant to acquire the property for approximately $38.5 million. The purchase and sale agreement, as amended, expires in June 2025. The property continues to be classified as held and used and is leased pursuant to the existing triple-net lease that generates approximately $2.8 million in annual rent and expires in July 2027. The property will be reclassified to assets held for sale when the sale becomes probable, including when the tenant demonstrates its ability to obtain sufficient financing to close on the sale of the property within the terms of the purchase and sale agreement. The property had a net investment of $18.9 million as of March 31, 2025.

Other

Our leases for real estate are typically structured as “triple-net leases” on single-tenant properties having an initial leasehold term of 10 to 15 years with one or more five-year renewal options. As such, there may be reporting periods in which we experience few, if any, lease renewals or expirations. During the three months ended March 31, 2025, we did not have any significant renewing or expiring leases. Most of our existing leases contain annual escalators in rent payments. For financial statement purposes, rental income is recognized on a straight-line basis over the term of the lease.

Certain of our leases contain purchase options allowing tenants to acquire the leased properties at a fixed base price plus a specified share in any appreciation, fixed base price, or a fixed minimum internal rate of return on our investment. At March 31, 2025, tenants had purchase options on four properties with an aggregate net investment of $76.6 million that will become exercisable between 2028 and 2031. Rental income from these properties with tenant purchase options was $2.5 million and $1.8 million for three months ended March 31, 2025 and 2024, respectively.

We cannot reasonably estimate at this time the probability that any purchase options will be exercised in the future. Consideration to be received from the exercise of any tenant purchase option is expected to exceed our net investment in the leased property or properties.

Discovery Senior Living

Effective May 1, 2025, we amended our triple-net master lease with Discovery Senior Living for a portfolio of six senior housing properties held in a consolidated real estate partnership with an aggregate net book value of $126.8 million as of March 31, 2025 that is owned by both parties to reset the contractual rent that took effect May 1, 2025 to $0.5 million per month. As part of the amendment, we obtained the right, but not the obligation, to pursue, negotiate, engage and otherwise enter into a new agreement with a new manager with respect to these leased properties. The straight-line rent receivable associated with the in-place lease is $9.3 million as of March 31, 2025. This receivable will be reduced to its realizable value when management determines the transition is probable of occurring and the existing lease will be terminated. Rental income recognized associated with this lease was $1.5 million for the three months ended March 31, 2025 and 2024.

Tenant Concentration

The following table contains information regarding concentration in our Real Estate Investments portfolio of tenants or affiliates of tenants that exceed 10% of total revenues as of and for the three months ended March 31, 2025 and 2024, excluding $2.6 million for our corporate office, a credit loss reserve of $18.9 million and $359.8 million in real estate assets for the SHOP segment ($ in thousands):

	As of March 31, 2025			Revenues[1]
	Asset Class	Gross Real Estate	Notes Receivable	Three Months Ended March 31,
				2025		2024

Senior Living	EFC	$577,493	$47,686	$13,727	15%	$12,815	16%
NHC	SNF	133,770	—	10,785	12%	11,246	14%
Bickford	ALF	428,342	16,044	10,651	12%	10,054	12%
All others, net	Various	1,529,695	214,950	37,307	42%	31,409	39%
Escrow funds received from tenants
for property operating expenses	Various	—	—	2,887	3%	2,733	3%
		$2,669,300	$278,680	75,357		68,257
Resident fees and services[2]				13,939	16%	13,256	16%
				$89,296		$81,513

1 Includes interest income on notes receivable and rental income from properties classified as assets held for sale.
2 There is no tenant concentration in “Resident fees and services” because these agreements are with individual residents.

Straight-line rents revenue of $(0.2) million and $(0.7) million and interest income of $0.9 million and $0.9 million were recognized from the Senior Living investments for the three months ended March 31, 2025 and 2024, respectively. Straight-line rents revenue of $0.2 million and $0.1 million was recognized from NHC for the three months ended March 31, 2025 and 2024, respectively. Interest income of $0.6 million and $0.7 million was recognized from the Bickford notes receivable for the three months ended March 31, 2025 and 2024, respectively. Reference Note 3 and 4 to the condensed consolidated financial statements included in this report.

Senior Living

As of March 31, 2025, we leased ten retirement communities to Senior Living. We have provided a $15.0 million revolving line of credit to Senior Living, whose borrowings under the revolver are to be used for working capital needs and to finance construction projects within its portfolio, including building additional units. The revolver matures in December 2031 at the time of the Senior Living lease maturity. At March 31, 2025, the revolver was fully funded and bore interest at 8.0% per annum.

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

Bickford

As of March 31, 2025, we leased 38 facilities to Bickford under four master leases. Bickford has been on the cash basis of revenue recognition since the second quarter of 2022 based upon information obtained from Bickford regarding its financial condition that has raised substantial doubt as to its ability to continue as a going concern.

Cash Basis Tenants

We had two tenants, including Bickford, on the cash basis of accounting for revenue recognition for their leasing arrangements based on our assessment of each tenant’s ability to satisfy its contractual obligations as of March 31, 2025. As of March 31. 2024, we had three tenants, including Bickford, on the cash basis of accounting for revenue recognition for their leasing arrangements. Cash rents received from these tenants for the three months ended March 31, 2025 and 2024 were as follows ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Bickford	$9,984	$9,364
All others	1,480	2,401
Total rental income from cash basis operators	$11,464	$11,765

Senior Living Management

Effective January 1, 2025, the remaining two properties leased to Senior Living Management (“SLM”) were transitioned to a new operator had been serving as the interim manager of the properties. We executed a new 15-year triple net master lease, which includes two five-year extension options, with the new operator. The master lease generates approximately $1.1 million in annual rent with fixed annual escalators of 2%.

In February 2025, we acquired an assisted living facility in Oviedo, Florida through the completion of a deed in lieu of foreclosure to settle a $10.0 million non-performing mortgage note receivable. Reference Note 4 for further discussion of the non-performing notes receivable from SLM. We recorded the real estate assets acquired at their estimated fair values of $8.6 million. The net carrying value of the mortgage note receivable prior to completing the deed in lieu of foreclosure was $8.6 million. We executed a lease with a new operator who was serving as the interim manager. The lease generates approximately $0.7 million in annual rent.

As of March 31, 2025, we had a $14.5 million mezzanine loan designated as non-performing due from affiliates of SLM. Interest income recognized, representing cash received, from the mezzanine loan was $0.4 million for three months ended March 31, 2024. The credit loss reserve related to the non-performing loan with SLM totaled $13.3 million at March 31, 2025.

In May 2025, we received $2.5 million in partial repayment of the principal on the $14.5 million unsecured loan due from SLM that is classified as non-performing. This repayment will result in a reduction of the reserve on this loan and a reduction of the credit loss expense of approximately $1.3 million in the second quarter of 2025.

Occupancy

The following table summarizes the average portfolio occupancy for Senior Living, Bickford and SHOP for the periods indicated, excluding development properties in operation less than 24 months, notes receivable, and properties transitioned to new tenants or disposed of.

	Properties	1Q24	2Q24	3Q24	4Q24	1Q25
Senior Living Same-Store	9	83.4%	83.9%	84.1%	84.8%	85.2%
Senior Living	10	82.8%	83.1%	83.0%	83.8%	84.3%
Bickford Same-Store[1]	37	85.4%	85.0%	85.8%	86.9%	84.7%
Bickford[2]	38	85.8%	85.4%	86.2%	87.3%	85.0%
SHOP	15	85.3%	87.0%	88.6%	89.4%	89.2%

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

The results of our coverage ratio analysis are presented below on a trailing twelve-month basis as of December 31, 2024 and 2023 (the most recent periods available).

NHI Real Estate Investments Portfolio[1]

Property Type	SH	SNF	MEDICAL NON-SNF	TOTAL
Properties	104	68	1	173
4Q23 Coverage	1.42x	2.82x	3.03x	1.94x
4Q23 Occupancy	83.7%	81.4%	79.7%	82.6%
4Q24 Coverage	1.53x	3.06x	2.85x	2.09x
4Q24 Occupancy	85.9%	83.3%	77.6%	84.6%

Property Class	Need Driven	Need Driven excl. Bickford	Discretionary	Discretionary excl. Senior Living	Medical	Medical excl. NHC
Properties	90	52	14	5	69	34
4Q23 Coverage	1.32x	1.13x	1.54x	1.63x	2.83x	2.07x
4Q23 Occupancy	83.9%	84.3%	83.3%	84.3%	81.4%	73.6%
4Q24 Coverage	1.41x	1.23x	1.67x	1.86x	3.05x	2.21x
4Q24 Occupancy	86.1%	86.0%	85.7%	88.5%	83.2%	76.8%

Customers	NHC[2]	Senior Living[3]	Bickford[3]
Properties	35	10	38
4Q23 Coverage	3.80x	1.48x	1.62x
4Q23 Occupancy	87.9%	81.9%	83.2%
4Q24 Coverage	4.11x	1.56x	1.69x
4Q24 Occupancy	88.6%	83.2%	86.2%

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
3There are no longer any significant PPP funds included in any of the coverages above. Senior Living operates nine discretionary CCRC properties and one need-driven assisted living community. Bickford pro forma coverages at the increased rent, effective April 2024, are 1.66x and1.47x for the trailing twelve months ending December 31, 2024 and 2023, respectively. Including the April 2024 rent increase and deferred rent repayments, results in Bickford proforma coverages were 1.46x and 1.31x for the trailing twelve months ending December 31, 2024 and 2023, respectively.

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

Real Estate and Mortgage Write-downs

In addition to inflation risk and increased interest rates, our borrowers and tenants experience periods of significant financial pressures and difficulties similar to those encountered by other healthcare providers. We have no significant intangible assets currently recorded on our Condensed Consolidated Balance Sheet as of March 31, 2025, that would require assessment for impairment.

We have established a reserve for estimated credit losses of $18.9 million and a liability of $0.1 million for estimated credit losses on unfunded loan commitments as of March 31, 2025. We evaluate the reserves for estimated credit losses on a quarterly basis and make adjustments based on current circumstances as considered necessary.

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

Results of Operations

The significant items affecting revenues and expenses are described below ($ in thousands):

	Three Months Ended
	March 31,		Period Change
	2025	2024	$	%
Revenues:
Rental income
ALFs leased to Spring Arbor Senior Living	$2,496	$—	$2,496	NM
ALFs leased to Encore	2,225	1,283	942	73.4%
ALFs leased to Bickford	9,984	9,364	620	6.6%
Other new and existing leases	50,289	49,353	936	1.9%
Disposals	300	485	(185)	(38.1)%
	65,294	60,485	4,809	8.0%
Straight-line rents adjustments, new and existing leases	1,410	(308)	1,718	NM
Amortization of lease incentives	(725)	(723)	(2)	0.3%
Escrow funds received from tenants for property operating expenses	2,887	2,733	154	5.6%
Total Rental Income	68,866	62,187	6,679	10.7%
Resident fees and services	13,939	13,256	683	5.2%
Interest income and other
Encore	614	1,130	(516)	(45.7)%
Capital Funding Group	2,103	1,432	671	46.9%
The Sanders Trust, LLC	260	—	260	NM
Compass Senior Living	207	—	207	NM
Mainstay Healthcare	199	—	199	NM
Loan payoffs	28	—	28	NM
Other new and existing mortgages and notes	3,038	3,380	(342)	(10.1)%
Total Interest Income from Mortgage and other notes receivable	6,449	5,942	507	8.5%
Other income	42	128	(86)	(67.2)%
Total Revenues	89,296	81,513	7,783	9.5%
Expenses:
Depreciation
ALFs leased to Spring Arbor Senior Living	845	—	845	NM
Other new and existing assets	18,312	17,505	807	4.6%
Total Depreciation	19,157	17,505	1,652	9.4%
Interest	14,337	14,869	(532)	(3.6)%
Senior housing operating expenses	10,853	10,314	539	5.2%
Legal	1,426	236	1,190	NM
Franchise, excise and other taxes	269	(187)	456	NM
Proxy contest and related	264	—	264	NM
Taxes and insurance on leased properties	2,887	2,733	154	5.6%
Other expenses	6,815	5,652	1,163	20.6%
Total Expenses	56,008	51,122	4,886	9.6%
Gains on sales of real estate, net	114	100	14	14.0%
Gains from equity method investment	415	166	249	NM
Net income	33,817	30,657	3,160	10.3%
Add: net loss attributable to noncontrolling interests	348	290	58	20.0%
Net income attributable to stockholders	34,165	30,947	3,218	10.4%
Less: net income attributable to unvested restricted stock awards	(52)	(32)	(20)	62.5%
Net income attributable to common stockholders	$34,113	$30,915	$3,198	10.3%

NM - not meaningful

Financial highlights for the three months ended March 31, 2025, compared to the same period of 2024, were as follows:

•Rental income recognized from our tenants increased $6.7 million, or 10.7%, primarily as a result of new investments funded since March 2024 partially offset by a decrease in rent received from cash basis tenants of approximately $0.3 million and as a result of properties disposed of since March 2024. See Note 3 to the condensed consolidated financial statements included in this report.

•Escrow funds received for reimbursement of property operating expenses totaled $2.9 million for the three months ended March 31, 2025, compared to $2.7 million for the three months ended March 31, 2024, and are reflected as a component of rental income. These expenses are recognized in operating expenses in the line item “Taxes and insurance on leased properties” in the Condensed Consolidated Statements of Income. The increase in the reimbursement income and corresponding property expenses is due to increased amounts received from tenants and expenses paid on their behalf.

•Resident fees and services less senior housing operating expenses increased $0.1 million, or 5%, primarily due to increased revenues from higher occupancy in our SHOP segment in the current period. See Note 5 to the condensed consolidated financial statements included in this report.

•Interest income from mortgages and other notes increased $0.5 million, or 8.5%, primarily due to new and existing loan fundings, net of paydowns on loans.

•Interest expense decreased $0.5 million, or 3.6%, primarily as the result of decreased interest rates and borrowings on the Credit Facility.

•Legal increased $1.2 million primarily due to the expense of fees incurred related to a large SHOP transaction that is no longer probable of occurring. Approximately $0.6 million relates to amounts that were included in “Other assets, net” as of December 31, 2024.

•Franchise, excise and other taxes increased $0.5 million due to the receipt of refunds in two states during the three months ended March 31, 2024, while no comparable refunds were received during the three months ended March 31, 2025.

•Proxy contest and related expense represents proxy advisory costs incurred related to our response to a proxy campaign associated with our 2025 annual stockholders meeting. There were no such cost incurred for the three months ended March 31, 2024.

Liquidity and Capital Resources

At March 31, 2025, we had $252.8 million available to draw on our $700.0 million Credit Facility, $135.0 million in unrestricted cash and cash equivalents, the ability to access approximately $68.9 million of undrawn net proceeds through ATM forward sale agreements, and the potential to access $409.0 million through the issuance of common stock under the Company’s at-the-market (“ATM”) equity program. In addition, the Company maintains an effective automatic shelf registration statement through which capital could be raised through the issuance of debt and/or equity securities.

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

These sources and uses of cash are reflected in our Condensed Consolidated Statements of Cash Flows as summarized below ($ in thousands):

	Three Months Ended March 31,		One Year Change
	2025	2024	$	%
Cash and cash equivalents and restricted cash, January 1	$26,502	$24,617	$1,885	7.7%
Net cash provided by operating activities	46,478	40,827	5,651	13.8%
Net cash used in investing activities	(75,469)	(16,193)	(59,276)	NM
Net cash provided by (used in) financing activities	139,766	(35,922)	175,688	NM
Cash and cash equivalents and restricted cash, March 31	$137,277	$13,329	$123,948	NM
NM - Not meaningful

Operating Activities – Net cash provided by operating activities for the three months ended March 31, 2025 includes new investments completed, the SHOP ventures, lease payment collections arising from escalators on existing leases and interest payments on new real estate and note investments completed.

Investing Activities – Net cash used in investing activities for the three months ended March 31, 2025 was comprised primarily of $95.8 million of acquisitions of real estate and equipment, investments in mortgage and other notes receivable and renovations offset by the collection of principal on mortgage and other notes receivable of approximately $19.9 million.

Financing Activities – Net cash provided by financing activities for the three months ended March 31, 2025 differed from the same period in 2024 primarily as a result of an approximately $112.5 million increase in net borrowings and a increase of $65.5 million in proceeds from issuance of common shares, net.

Debt Obligations

As of March 31, 2025, we had outstanding net debt of $1.3 billion. Reference Note 8 to the condensed consolidated financial statements included in this report for additional information about our outstanding indebtedness. Also, reference Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” in this report for more details on our indebtedness and the impact of interest rate risk.

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

The Credit Facility requires that we calculate specified financial statement metrics and meet or exceed a variety of financial ratios, which are usual and customary in nature. These ratios are calculated quarterly and as of March 31, 2025, we were within required limits. The calculation of our leverage ratio involves intermediate determinations of our “total indebtedness” and of our “total asset value,” as defined in the Credit Facility.

We have a $200.0 million term loan (the “2025 Term Loan”) that bears interest at a variable rate which is SOFR-based with a margin determined according to our credit ratings plus a 0.10% credit spread adjustment. On April 3, 2025, we exercised one of our two six-month options to extend the maturity date from June 2025 to December 2025.

Concurrently with the amendment and restatement of the Credit Facility, we amended the 2025 Term Loan to, among other things, modify the representations, covenants, financial covenants, and events of default to align with the same provisions in the Credit Facility.

As of March 31, 2025, the Credit Facility and 2025 Term Loan bore interest at a rate of one-month Term SOFR (plus a 10 basis points (“bps”) spread adjustment) plus 105 bps and 125 bps, based on our debt ratings, or 5.46% and 5.66%, respectively. The facility fee was 25 bps per annum. At April 30, 2025, $467.0 million was outstanding under the revolving facility.

Interest Rate Schedule

The current SOFR spreads and facility fee for our Credit Facility and the 2025 Term Loan reflect our ratings compliance based on the applicable margin for SOFR loans at a debt rating of BBB-/Baa3 in the Interest Rate Schedule provided below in summary format:

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

Fannie Mae Term Loans - As of March 31, 2025, we had $60.1 million in Fannie Mae term-debt mortgage financing that originated in March 2015. This indebtedness matured on April 1, 2025, at which time we repaid all outstanding principal and accrued interest of $60.3 million from proceeds drawn on our Credit Facility on March 31, 2025.

In a December 2017 acquisition, we assumed additional Fannie Mae term-debt mortgage financing that amortizes through 2025 when a balloon payment will be due, bears interest at a rate of 4.6%, and has a remaining balance of $15.6 million at March 31, 2025. Collectively, the Fannie Mae term-debt mortgage financing is secured by properties having a net book value of $97.4 million at March 31, 2025.

2031 Senior Notes - In January 2021, we issued $400.0 million in aggregate principal amount of 3.00% senior notes that mature on February 1, 2031 and pay interest semi-annually (the “2031 Senior Notes”). The 2031 Senior Notes are subject to affirmative and negative covenants, with which we were in compliance at March 31, 2025.

Debt Maturities - Reference Note 8. Debt to the condensed consolidated financial statements included in this report for more information on our debt maturities.

Credit Ratings - Moody’s Investors Services reaffirmed its credit rating and a senior unsecured debt rating of Baa3 and “Stable” outlook on the Company on November 1, 2024. Fitch reaffirmed its public issuer credit rating of BBB- and “Stable” outlook on the Company on April 16, 2025 and S&P Global reaffirmed its BBB- rating and “Stable” outlook on the Company on

October 16, 2024. Our unsecured private placement note agreements include a rate increase provision that is effective if any rating agency lowers our credit rating below investment grade and our compliance leverage increases to 50% or more. Any reduction in outlook or downgrade in our credit ratings from the rating agencies could negatively impact our costs of borrowings.

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

We calculate our fixed charge coverage ratio as approximately 5.1x for the three months ended March 31, 2025 (see our discussion under the heading “Adjusted EBITDA” including a reconciliation to our net income). Giving effect to significant acquisitions, financings, disposals and payoffs on an annualized basis, our consolidated net debt to Annualized Adjusted EBITDA ratio is approximately 4.1x for the three months ended March 31, 2025 ($ in thousands):

Consolidated Total Debt	$1,262,985
Less: cash and cash equivalents	(135,004)
Consolidated Net Debt	$1,127,981

Adjusted EBITDA	$68,060
Annualizing adjustment	204,180
Annualized impact of recent investments, disposals and payoffs	4,798
$277,038

Consolidated Net Debt to Annualized Adjusted EBITDA	4.1x

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

The following tables present summarized financial information for the Company and the Guarantors, on a combined basis after eliminating (i) intercompany transactions and balances among the Guarantors and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor ($ in thousands):

As of
March 31, 2025
Real estate properties, net	$2,000,492
Other assets, net	492,929
Note receivable due from non-guarantor subsidiary	82,254
Totals assets	$2,575,675

Debt	$1,187,282
Other liabilities	72,527
Total liabilities	$1,259,809

Redeemable noncontrolling interest	$9,540
Noncontrolling interests	$734

Three Months Ended
March 31, 2025
Revenues	$81,780
Interest revenue on note due from non-guarantor subsidiary	1,422
Expenses	51,234
Gains from equity method investment	415
Gains on sales of real estate, net	114
Net income	$32,497
Net income attributable to NHI and the subsidiary guarantors	$32,845

Equity

At March 31, 2025, we had 46,693,671 shares of common stock outstanding with a market value of $3.4 billion. Equity on our Condensed Consolidated Balance Sheet totaled $1.4 billion at March 31, 2025.

Dividends - Our Board of Directors approves a regular quarterly dividend which is reflective of expected taxable income on a recurring basis. Taxable income is determined in accordance with the Internal Revenue Code (the “Internal Revenue Code”) and differs from net income for financial statements purposes determined in accordance with U.S. generally accepted accounting principles (“GAAP”). Our Board of Directors has historically directed the Company towards maintaining a strong consolidated balance sheet. Therefore, we consider the competing interests of short and long-term debt (interest rates, maturities and other terms) versus the higher cost of new equity, and we accept some level of risk associated with leveraging our investments. We intend to continue to make new investments that meet our underwriting criteria and where the spreads over our cost of equity and debt capital on a leverage neutral basis will generate sufficient returns to our stockholders. We do not expect to utilize borrowings to satisfy the payment of dividends and project that cash flows from operations will be adequate to fund dividends at the current rate.

We intend to comply with REIT dividend requirements that we distribute at least 90% of our annual taxable income for the year ended December 31, 2025 and thereafter. Historically, the Company has distributed at least 100% of annual taxable income. Dividends declared for the fourth quarter of each fiscal year are paid by the end of the following January and are, with some exceptions, treated for tax purposes as having been paid in the fiscal year just ended as provided in Section 857(b)(9) of the Internal Revenue Code.

The following table summarizes dividends declared by the Board of Directors or paid during the three months ended March 31, 2025 and 2024:

Three Months Ended March 31, 2025
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
November 1, 2024	December 31, 2024	January 29, 2025	$0.90
February 14, 2025	March 31, 2025	May 2, 2025	$0.90

Three Months Ended March 31, 2024
Date of Declaration	Date of Record	Date Paid/Payable	Quarterly Dividend
November 3, 2023	December 29, 2023	January 26, 2024	$0.90
February 16, 2024	March 28, 2024	May 3, 2024	$0.90

On May 2, 2025, the Board of Directors declared a $0.90 per share dividend payable on August 1, 2025 to common stockholders of record as of June 30, 2025.

Forward Sale Agreements - In the first quarter of 2025, we settled the remaining approximately 1.0 million shares of common stock subject to our August 2024 forward equity sale agreement at a forward price of $68.21 per share for proceeds of approximately $65.5 million.

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

During the three months ended March 31, 2025, we entered into ATM forward sale agreements with a financial institution to sell shares of common stock which mature in the first quarter of 2026. We sold approximately 0.2 million shares on a forward basis at a weighted average price of $74.39 per share net of sales agent fees, or approximately $15.5 million. We did not receive any proceeds from the sale of shares of our common stock by the forward purchasers at the time of the offering.

As of March 31, 2025, the remaining approximately 0.7 million shares of common stock under our December 2024 ATM forward sale agreement were available for settlement at a forward price of $74.12 per share for proceeds of approximately $53.6 million. This forward sale agreement matures in the fourth quarter of 2025.

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

Material Cash Requirements

We had approximately $55.8 million in cash and cash equivalents on hand and $233.0 million in availability under our the Credit Facility as of April 30, 2025. Our expected material cash requirements for the twelve months ended March 31, 2026 and thereafter consist of long-term debt maturities, interest on long-term debt, and contractually obligated expenditures. We expect to meet our short-term liquidity needs largely through cash generated from operations and borrowings under the Credit Facility (refer to the “Credit Facility” discussion above), drawdowns on ATM forward sale agreements of our common stock, and sales from real estate investments, although we may choose to seek alternative sources of liquidity. Should we have additional liquidity needs, we believe that we could access long-term financing in the debt and equity capital markets.

Contractual Obligations and Contingent Liabilities

As of March 31, 2025, our contractual payment obligations were as follows ($ in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt, including interest[1]	$1,446,541	$372,329	$179,941	$486,054	$408,217
Loan commitments	50,685	18,937	31,748	—	—
Development commitments	17,452	—	17,452	—	—
	$1,514,678	$391,266	$229,141	$486,054	$408,217
1 Interest is calculated based on the weighted average interest rate of outstanding debt balances as of March 31, 2025. The calculation also includes a facility fee of 0.25%.

Loan and Development Commitments and Contingencies

The following tables summarize information as of March 31, 2025 related to our outstanding commitments and contingencies, which are more fully described in the notes to the condensed consolidated financial statements ($ in thousands):

	Asset Class	Type	Total	Funded or Approved	Remaining
Loan Commitments:
Carriage Crossing Senior Living Bloomington[1]	SHO	Mortgage	$2,000	$—	$2,000
Encore	SHO	Construction	28,525	(28,458)	67
Montecito Medical Real Estate	MOB	Mezzanine Loan	50,000	(20,389)	29,611
Senior Living	SHO	Revolving Credit	15,000	(15,000)	—
Senior Living Hospitality Group[2]	SHO	Working Capital	5,000	(3,976)	1,024
The Sanders Trust, LLC	HOSP	Construction	27,720	(14,874)	12,846
Timber Ridge OpCo	SHO	Working Capital	5,000	—	5,000
Vizion Health	HOSP	Mezzanine Loan	18,102	(17,965)	137
			$151,347	$(100,662)	$50,685
1 Funding contingent upon the performance of facility operations.
2 Formerly referred to as Watermark Retirement

See Note 9 to our condensed consolidated financial statements included in this report for details of our loan commitments. As provided above, loans funded do not include the effects of discounts or commitment fees.

The credit loss liability for unfunded loan commitments was $0.1 million as of March 31, 2025 and is estimated using the same methodology as used for our funded mortgage and other notes receivable based on the estimated amount that we expect to fund.

In the first quarter of 2024, our Board of Directors approved additional investment of up to $25.0 million in existing leased properties in the Real Estate Investments segment. Projects that qualify for these funds are designed to assist the current tenants with improving the net operating results of the facilities. The rents associated with the properties will increase generally at a lease rate of no less than 8.0% applied to the amount expended. Identification and oversight of qualified projects are within the control of Company management. Funds are expected to be expended within two years of project approval. As of March 31, 2025, $19.6 million was committed as noted in the table below, and $5.9 million has been expended.

	Asset Class	Type	Total	Funded	Remaining
Development Commitments:
Bickford[1]	SHO	Renovation	$8,000	$(1,559)	$6,441
Juniper Communities, LLC	SHO	Renovation	750	—	750
Navion Senior Solutions[1]	SHO	Renovation	1,000	(319)	681
Senior Living[1]	SHO	Renovation	10,000	(3,862)	6,138
Spring Arbor	SHO	Renovation	3,000	—	3,000
William James Group, LLC[1]	SHO	Renovation	600	(158)	442
			$23,350	$(5,898)	$17,452
1 Qualified project funds described above.

	Asset Class	Total	Funded	Remaining
Contingencies (Lease Inducements):
Discovery	SHO	$4,000	$—	$4,000
IntegraCare	SHO	750	—	750
Navion Senior Solutions	SHO	4,850	(2,700)	2,150
Spring Arbor	SHO	10,000	—	10,000
		$19,600	$(2,700)	$16,900

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

Funds From Operations - FFO

Our FFO per diluted common share for the three months ended March 31, 2025 increased $0.04, or 3.6%, over the same period in 2024 due primarily to new investments completed since March 31, 2024, offset by the disposals of real estate. FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and applied by us, is calculated using the two-class method with net income allocated to common stockholders and holders of unvested restricted stock by applying the respective weighted-average shares outstanding during each period. The calculation of FFO begins with net income attributable to common stockholders (computed in accordance with GAAP), and excludes gains (or losses) on sales of real estate, impairments of real estate, and real estate depreciation and amortization after adjusting for unconsolidated partnerships and joint ventures, if any. Diluted FFO attributable to common stockholders per share assumes the exercise of stock options and other potentially dilutive securities.

Our Normalized FFO per diluted common share for the three months ended March 31, 2025 increased $0.03, or 2.7%, over the same period in 2024. Normalized FFO excludes from FFO certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to, impairment of non-real estate assets, gains and losses attributable to the acquisition and disposition of non-real estate assets and liabilities, and recoveries of previous write-downs.

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

Funds Available for Distribution - FAD

Our Normalized FAD for the three months ended March 31, 2025 increased $5.0 million, or 9.9%, over the same period in 2024. In addition to the adjustments included in the calculation of Normalized FFO, Normalized FAD excludes the impact of any straight-line rents revenue, amortization of the original issue discount on our senior unsecured notes and amortization of debt issuance costs. We also adjust Normalized FAD for the net change in our allowance for expected credit losses, non-cash share-based compensation as well as certain non-cash items related to our equity method investment such as straight-line lease expense and amortization of purchase accounting adjustments. Normalized FAD for the three months ended March 31, 2025 includes an adjustment for transaction costs incurred related to a large SHOP transaction that is no longer probable of occurring. Approximately $0.6 million of this adjustment relates to amounts that were capitalized in “Other assets, net” as of December 31, 2024. Normalized FAD for the three months ended March 31, 2024 included no equivalent costs.

Normalized FAD is an important supplemental performance measure for a REIT and a useful measure of liquidity as an indicator of the ability to distribute dividends to stockholders. GAAP requires a lessor to recognize contractual lease payments as income on a straight-line basis over the expected term of the lease. This straight-line adjustment has the effect of reporting rental income that is significantly more or less than the contractual cash flows received pursuant to the terms of the lease agreement. GAAP also requires any discount or premium related to indebtedness and debt issuance costs to be amortized as non-cash adjustments to earnings.

The following table reconciles “Net income attributable to common stockholders”, the most directly comparable GAAP metric, to FFO, Normalized FFO and Normalized FAD and is presented for both basic and diluted weighted average common shares ($ in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2025	2024
Net income attributable to common stockholders	$34,113	$30,915
Elimination of certain non-cash items in net income:
Real estate depreciation	18,764	17,309
Real estate depreciation related to noncontrolling interests	(413)	(411)
Gains on sales of real estate, net	(114)	(100)
NAREIT FFO attributable to common stockholders	52,350	47,713
Non-cash write-off of straight-line rents receivable	—	786
Proxy contest and related	264	—
Normalized FFO attributable to common stockholders	52,614	48,499
Straight-line rents revenue, net	(1,410)	(478)
Straight-line rents revenue, net, related to noncontrolling interests	(12)	(4)
Non-real estate depreciation	393	196
Non-real estate depreciation related to noncontrolling interests	(55)	(32)
Amortization of lease incentives	725	723
Amortization of lease incentive related to noncontrolling interests	(127)	(127)
Amortization of original issue discount	80	80
Amortization of debt issuance costs	894	740
Adjustments related to equity method investments, net	(265)	(347)
Note receivable credit loss expense	(14)	10
Non-cash share-based compensation	2,558	2,155
Equity method investment capital expenditures	(125)	(68)
Equity method investment non-refundable fees received	310	280
Gains from equity method investment	(415)	(166)
SHOP recurring capital expenditures	(362)	(529)
SHOP recurring capital expenditures related to noncontrolling interests	48	43
Transaction costs	1,164	—
Normalized FAD attributable to common stockholders	$56,001	$50,975

BASIC
Weighted average common shares outstanding	45,720,496	43,388,841
NAREIT FFO attributable to common stockholders per share	$1.15	$1.10
Normalized FFO attributable to common stockholders per share	$1.15	$1.12

DILUTED
Weighted average common shares outstanding	45,878,528	43,424,550
NAREIT FFO attributable to common stockholders per share	$1.14	$1.10
Normalized FFO attributable to common stockholders per share	$1.15	$1.12

Adjusted EBITDA

We consider Adjusted EBITDA to be an important supplemental measure because it provides information which we use to evaluate our performance and serves as an indication of our ability to service debt. We define Adjusted EBITDA as consolidated earnings before interest, taxes, depreciation and amortization, excluding real estate asset impairments, and gains on dispositions and certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing Adjusted EBITDA for the current period to similar prior periods. These items include, but are not limited to, impairment of non-real estate assets, gains and losses attributable to the acquisition and disposition of assets and liabilities, and recoveries of previous write-downs. Adjusted EBITDA also includes our proportionate share of unconsolidated equity method investment presented on a similar basis. Since others may not use our definition of Adjusted EBITDA, caution should be exercised when comparing our Adjusted EBITDA to that of other companies. EBITDA reflects GAAP interest expense, which excludes amounts capitalized during the period.

The following table reconciles “Net income”, the most directly comparable GAAP metric, to Adjusted EBITDA ($ in thousands):

	Three Months Ended
	March 31,
	2025	2024
Net income	$33,817	$30,657
Interest expense	14,337	14,869
Franchise, excise and other taxes	269	(187)
Depreciation	19,157	17,505
NHI’s share of EBITDA adjustments for unconsolidated entities	—	719
Note receivable credit loss expense	(14)	10
Gains on sales of real estate, net	(114)	(100)
Write-off of transaction costs	608	—
Non-cash write-off of straight-line rents receivable	—	786
Adjusted EBITDA	$68,060	$64,259

Interest expense at contractual rates	$13,359	$14,088
Principal payments	112	105
Fixed Charges	$13,471	$14,193

Fixed Charge Coverage	5.1x	4.5x

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

The following table reconciles NOI to net income, the most directly comparable GAAP metric ($ in thousands):

	Three Months Ended
	March 31,
NOI Reconciliations:	2025	2024
Net income	$33,817	$30,657
Gains from equity method investment	(415)	(166)
Gains on sales of real estate, net	(114)	(100)
Loan and realty (gains) losses	(14)	10
General and administrative	6,829	5,642
Proxy contest and related	264	—
Franchise, excise and other taxes	269	(187)
Legal	1,426	236
Interest	14,337	14,869
Depreciation	19,157	17,505
Consolidated NOI	$75,556	$68,466
NOI by segment:
Real Estate Investments	$72,428	$65,396
SHOP	3,086	2,942
Non-Segment/Corporate	42	128
Total NOI	$75,556	$68,466

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At March 31, 2025, we were exposed to market risks related to fluctuations in interest rates on approximately $647.2 million of variable-rate indebtedness and on our mortgage and other notes receivable. The unused portion ($252.8 million at March 31, 2025) of our Credit Facility, should it be drawn upon, is subject to variable rates.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and mortgage and other notes receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a 50 basis-point increase or decrease in the interest rate related to variable-rate debt, and assuming no change in the outstanding balance as of March 31, 2025, net interest expense would increase or decrease annually by approximately $3.2 million, or $0.07 per common share on a diluted basis.

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

The following table sets forth certain information with respect to our debt ($ in thousands):

	March 31, 2025			December 31, 2024
	Balance[1]	% of total	Rate[2]	Balance[1]	% of total	Rate[2]
Fixed rate:
Private placement term loans - unsecured	$150,000	11.8%	4.45%	$150,000	13.0%	4.45%
2031 Senior Notes - unsecured	400,000	31.4%	3.00%	400,000	34.6%	3.00%
Fannie Mae term loans - secured, non-recourse	75,704	6.0%	3.96%	75,815	6.6%	3.96%
Variable rate:
Bank term loan - unsecured	200,000	15.7%	5.66%	200,000	17.2%	5.95%
Revolving credit facility - unsecured	447,200	35.1%	5.46%	331,200	28.6%	5.75%
	$1,272,904	100.0%	4.51%	$1,157,015	100.0%	4.55%

[1] Differs from carrying amount due to unamortized discounts and loan costs.
[2] Total is weighted average rate.

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects on fair value (“FV”) assuming a parallel shift of 50 bps in market interest rates for a contract with similar maturities as of March 31, 2025 ($ in thousands):

	Balance[1]	Fair Value[2]	FV reflecting change in interest rates
Fixed rate:			-50 bps	+50 bps
Private placement term loans	$150,000	$146,480	$147,496	$145,472
2031 Senior Notes	400,000	337,937	348,748	330,582
Fannie Mae term loans	75,704	75,604	75,630	75,579
[1] Differs from carrying amount due to unamortized discounts and loan costs.
[2] The change in fair value of our fixed rate debt was due primarily to the overall change in interest rates.

At March 31, 2025, the fair value of our mortgage and other notes receivable, discounted for estimated changes in the risk-free rate, was approximately $255.3 million. A 50 basis-point increase in market rates would decrease the estimated fair value of our mortgage and other notes receivable by approximately $2.9 million, while a 50 bps decrease in such rates would increase their estimated fair value by approximately $2.3 million.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures. As of March 31, 2025, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of NHI’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) to ensure information required to be disclosed in our filings is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2025.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 except noted below.

Stockholder activism efforts could cause us to incur substantial costs, divert management’s attention and have an adverse effect on our business.

Activist investors have engaged, and may in the future engage, in proxy solicitations, advance shareholder proposals or otherwise attempt to affect changes or acquire control over us. Responding to such investor activism can be costly and time-consuming, and can divert the attention of our Board and management from the management of our business and the pursuit of our business strategies. In addition to incurred costs, perceived uncertainties as to our future direction may result in the loss of potential business opportunities, damage to our reputation and may make it more difficult to attract and retain qualified directors, personnel and business partners. These actions could also cause our stock price to experience periods of volatility.

Item 5. Other Information.

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2025.

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

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date:	May 5, 2025	/s/ D. Eric Mendelsohn
D. Eric Mendelsohn
President, Chief Executive Officer and Director
(duly authorized officer)

Date:	May 5, 2025	/s/ John L. Spaid
John L. Spaid
Chief Financial Officer
(Principal Financial Officer)