Form 10-Q
period 2025-06-30
NATIONAL HEALTH INVESTORS INC
filed 2025-08-06
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	_____________	to	_____________

Commission File Number 001-10822

National Health Investors, Inc.
(Exact name of registrant as specified in its charter)

Maryland		62-1470956
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

222 Robert Rose Drive
Murfreesboro	Tennessee	37129
(Address of principal executive offices)		(Zip Code)

(615)	890-9100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	NHI	New York Stock Exchange

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

There were 47,473,160 shares of common stock of the registrant outstanding as of August 1, 2025.

Table of Content

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2025	2024
	(unaudited)
Assets:
Real estate properties:
Land	$209,444	$191,909
Buildings and improvements	2,880,115	2,751,071
Construction in progress	8,283	10,568
Total real estate properties	3,097,842	2,953,548
Less: Accumulated depreciation	(781,390)	(742,295)
Total real estate properties, net	2,316,452	2,211,253
Mortgage and other notes receivable, net of credit loss reserves of
$17,465 and $20,249, respectively	252,939	268,926
Cash and cash equivalents	18,640	24,289
Straight-line rent receivable	89,097	87,150
Other assets, net	18,831	22,753
Total assets[1]	$2,695,959	$2,614,371

Liabilities and Equity:
Liabilities:
Debt, net	$1,118,835	$1,146,041
Accounts payable and accrued expenses	33,046	37,757
Dividends payable	42,726	41,119
Deferred income	4,058	4,277
Total liabilities[1]	1,198,665	1,229,194
Commitments and contingencies
Redeemable noncontrolling interest	9,321	9,790
Equity:
National Health Investors, Inc. stockholders’ equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized;
47,473,160 and 45,687,942 shares issued and outstanding, respectively	475	457
Capital in excess of par value	1,863,582	1,736,831
Retained earnings	2,675,981	2,604,829
Cumulative dividends	(3,060,393)	(2,975,642)
Total National Health Investors, Inc. stockholders’ equity	1,479,645	1,366,475
Noncontrolling interests	8,328	8,912
Total equity	1,487,973	1,375,387
Total liabilities and equity	$2,695,959	$2,614,371

1    The condensed consolidated balance sheets include each of the following amounts related to our consolidated variable interest entities: $498.8 million and $505.9 million of real estate properties, net; $10.1 million and $9.7 million of cash and cash equivalents; $9.7 million and $10.0 million of straight-line rent receivable; $6.1 million and $7.5 million of other assets, net; and $4.4 million and $5.7 million of accounts payable and accrued expenses as of June 30, 2025 and December 31, 2024, respectively.

See the accompanying notes to the condensed consolidated financial statements.

Table of Content

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Revenues:
Rental income	$70,270	$65,760	$139,136	$127,947
Resident fees and services	14,217	13,390	28,156	26,645
Interest income and other	6,175	5,820	12,666	11,890
Total revenues	90,662	84,970	179,958	166,482
Expenses:
Depreciation	19,918	17,490	39,075	34,995
Interest	15,001	14,854	29,338	29,723
Senior housing operating expenses	10,396	10,437	21,249	20,751
Legal	1,095	165	2,521	400
Franchise, excise and other taxes	243	47	512	(139)
General and administrative	6,125	4,870	12,954	10,510
Proxy contest and related expenses	1,308	—	1,572	—
Taxes and insurance on leased properties	2,914	2,802	5,801	5,535
Loan and realty (gains) losses, net	(1,393)	1,106	(1,407)	1,116
Total expenses	55,607	51,771	111,615	102,891
Gains on sales of real estate properties, net	110	1,517	224	1,617
Gains from equity method investment	1,524	236	1,939	402
Net income	36,689	34,952	70,506	65,610
Add: Net loss attributable to noncontrolling interests	298	304	646	593
Net income attributable to stockholders	36,987	35,256	71,152	66,203
Less: Net income attributable to unvested restricted
stock awards	(49)	(29)	(101)	(61)
Net income attributable to common stockholders	$36,938	$35,227	$71,051	$66,142

Weighted average common shares outstanding:
Basic	46,691,953	43,397,080	46,206,225	43,392,961
Diluted	46,822,465	43,563,654	46,350,498	43,494,103

Earnings per share - basic	$0.79	$0.81	$1.54	$1.52
Earnings per share - diluted	$0.79	$0.81	$1.53	$1.52

See the accompanying notes to the condensed consolidated financial statements.

Table of Content

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Six Months Ended
	June 30,
	2025	2024
	(unaudited)
Cash flows from operating activities:
Net income	$70,506	$65,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	39,075	34,995
Amortization of debt issuance costs, debt discount and prepaids	3,354	3,018
Amortization of commitment fees and notes receivable discounts	(316)	191
Amortization of lease incentives	1,450	1,446
Straight-line rent adjustments	(2,444)	(905)
Non-cash interest income on mortgage and other notes receivable	(655)	(25)
Gains on sales of real estate properties, net	(224)	(1,617)
Gains from equity method investment	(1,939)	(402)
Loan and realty (gains) losses, net	(1,407)	1,116
Non-cash share-based compensation expense	3,629	2,842
Changes in operating assets and liabilities:
Other assets, net	(327)	(2,822)
Accounts payable and accrued expenses	(4,414)	(1,275)
Deferred income	7	(606)
Net cash provided by operating activities	106,295	101,566
Cash flows from investing activities:
Investments in mortgage and other notes receivable	(25,688)	(26,604)
Collections on mortgage and other notes receivable	35,365	8,347
Fees received on mortgage notes receivable	389	82
Acquisitions of real estate properties	(130,984)	(9,866)
Proceeds from sales of real estate properties	—	4,658
Investments in renovations of existing real estate properties and equipment	(4,806)	(6,563)
Distributions received from equity method investment	1,939	402
Net cash used in investing activities	(123,785)	(29,544)
Cash flows from financing activities:
Proceeds from revolving credit facility	329,000	120,000
Payments on revolving credit facility	(282,200)	(120,500)
Payments on term loans	(75,815)	(222)
Payments of debt issuance costs	(185)	—
Payments of equity issuance costs	(153)	—
Proceeds from issuance of common shares, net	123,484	—
Noncontrolling interest capital contribution	56	70
Distributions paid to noncontrolling interests	(542)	(533)
Dividends paid to stockholders	(83,143)	(78,151)
Payments of employee income taxes related to net settlement of equity awards	(191)	(400)
Net cash provided by (used in) financing activities	10,311	(79,736)
Decrease in cash, cash equivalents and restricted cash	(7,179)	(7,714)
Cash, cash equivalents and restricted cash at the beginning of the period	26,502	24,617
Cash, cash equivalents and restricted cash at the end of the period	$19,323	$16,903

See the accompanying notes to the condensed consolidated financial statements.

Table of Content

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
($ in thousands)

	Six Months Ended
	June 30,
	2025	2024
	(unaudited)
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$27,042	$28,322
Supplemental disclosure of non-cash investing and financing activities:
Real estate acquired in exchange for mortgage note receivable	—	22,184
Real estate acquired in deed in lieu of foreclosure of mortgage note receivable	8,600	—
Change in accounts payable related to renovations of existing real estate properties	(95)	(87)
Change in accounts payable related to distributions payable to noncontrolling interests	(80)	18
Right of use asset acquired in exchange for operating lease liability	—	115

See the accompanying notes to the condensed consolidated financial statements.

Table of Content

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited and in thousands, except share and per share amounts)

						Total National
						Health
			Capital in			Investors, Inc.
	Common Stock		Excess of	Retained	Cumulative	Stockholders’	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Dividends	Equity	Interests	Equity
Balances at December 31, 2024	45,687,942	$457	$1,736,831	$2,604,829	$(2,975,642)	$1,366,475	$8,912	$1,375,387
Distributions declared to noncontrolling interests,
excluding $7 attributable to redeemable
noncontrolling interest	—	—	—	—	—	—	(236)	(236)
Net income, excluding a loss of $243 attributable to
redeemable noncontrolling interest	—	—	—	34,165	—	34,165	(105)	34,060
Issuance of common shares, net	960,000	10	65,473	—	—	65,483	—	65,483
Equity issuance costs	—	—	(47)	—	—	(47)	—	(47)
Share-based compensation expense	—	—	2,558	—	—	2,558	—	2,558
Grants of restricted stock awards	29,500	—	—	—	—	—	—	—
Shares issued on stock options exercised	16,763	—	—	—	—	—	—	—
Taxes related to net settlement of equity awards	(534)	—	(136)	—	—	(136)	—	(136)
Dividends declared, $0.90 per common share	—	—	—	—	(42,024)	(42,024)	—	(42,024)
Activity for the three months ended March 31, 2025	1,005,729	10	67,848	34,165	(42,024)	59,999	(341)	59,658
Balances at March 31, 2025	46,693,671	$467	$1,804,679	$2,638,994	$(3,017,666)	$1,426,474	$8,571	$1,435,045
Noncontrolling interest capital contribution	—	—	—	—	—	—	56	56
Distributions declared to noncontrolling interests,
excluding $26 attributable to redeemable
noncontrolling interest	—	—	—	—	—	—	(194)	(194)
Net income, excluding a loss of $193 attributable to
redeemable noncontrolling interest	—	—	—	36,987	—	36,987	(105)	36,882
Issuance of common shares, net	776,348	8	57,993	—	—	58,001	—	58,001
Equity issuance costs	—	—	(106)	—	—	(106)	—	(106)
Share-based compensation expense	—	—	1,071	—	—	1,071	—	1,071
Shares issued on stock options exercised	3,794	—	—	—	—	—	—	—
Taxes related to net settlement of equity awards	(653)	—	(55)	—	—	(55)	—	(55)
Dividends declared, $0.90 per common share	—	—	—	—	(42,727)	(42,727)	—	(42,727)
Activity for the three months ended June 30, 2025	779,489	8	58,903	36,987	(42,727)	53,171	(243)	52,928
Balances at June 30, 2025	47,473,160	$475	$1,863,582	$2,675,981	$(3,060,393)	$1,479,645	$8,328	$1,487,973
See the accompanying notes to the condensed consolidated financial statements.

Table of Content

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited and in thousands, except share and per share amounts)

						Total National
						Health
			Capital in			Investors, Inc.
	Common Stock		Excess of	Retained	Cumulative	Stockholders’	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Dividends	Equity	Interests	Equity
Balances at December 31, 2023	43,409,841	$434	$1,603,757	$2,466,844	$(2,817,083)	$1,253,952	$10,439	$1,264,391
Distributions declared to noncontrolling interests,
excluding $6 attributable to redeemable noncontrolling
interest	—	—	—	—	—	—	(205)	(205)
Net income, excluding a loss of $225 attributable to
redeemable noncontrolling interest	—	—	—	30,947	—	30,947	(65)	30,882
Share-based compensation expense	—	—	2,155	—	—	2,155	—	2,155
Grants of restricted stock awards	15,000	—	—	—	—	—	—	—
Dividends declared, $0.90 per common share	—	—	—	—	(39,082)	(39,082)	—	(39,082)
Activity for the three months ended March 31, 2024	15,000	—	2,155	30,947	(39,082)	(5,980)	(270)	(6,250)
Balances at March 31, 2024	43,424,841	$434	$1,605,912	$2,497,791	$(2,856,165)	$1,247,972	$10,169	$1,258,141
Noncontrolling interest capital contribution	—	—	—	—	—	—	70	70
Distributions declared to noncontrolling interests,
excluding $3 attributable to redeemable noncontrolling
interest	—	—	—	—	—	—	(303)	(303)
Net income, excluding a loss of $253 attributable to
redeemable noncontrolling interest	—	—	—	35,256	—	35,256	(50)	35,206
Share-based compensation expense	—	—	687	—	—	687	—	687
Shares issued on stock options exercised	18,238	—	—	—	—	—	—	—
Taxes related to net settlement of equity awards	(230)	—	(400)	—	—	(400)	—	(400)
Dividends declared, $0.90 per common share	—	—	—	—	(39,098)	(39,098)	—	(39,098)
Activity for the three months ended June 30, 2024	18,008	—	287	35,256	(39,098)	(3,555)	(283)	(3,838)
Balances at June 30, 2024	43,442,849	$434	$1,606,199	$2,533,047	$(2,895,263)	$1,244,417	$9,886	$1,254,303

See the accompanying notes to the condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Organization and Nature of the Business

National Health Investors, Inc. (“NHI,” the “Company,” “we,” “us,” or “our”), established in 1991 as a Maryland corporation, is a self-managed real estate investment trust (“REIT”) specializing in sale-leaseback, joint venture, and mortgage and mezzanine financing of need-driven and discretionary senior housing and medical facility investments. We operate through two reportable segments: Real Estate Investments and Senior Housing Operating Portfolio (“SHOP”).

Our Real Estate Investments segment consists of real estate investments, tenant leases, and mortgage and other notes receivable related to independent living facilities (“ILFs”), assisted living facilities (“ALFs”), entrance-fee communities (“EFCs”), senior living campuses (“SLCs”), skilled nursing facilities (“SNFs”) and hospitals (“HOSPs”). As of June 30, 2025, we had gross real estate investments of $2.7 billion in 181 real estate properties located in 32 states and leased pursuant primarily to triple-net leases to 31 tenants, consisting of 115 senior housing communities, 65 SNFs and one HOSP. Our portfolio of ten mortgages along with other notes receivable totaled $270.4 million, excluding an allowance for expected credit losses of $17.5 million, as of June 30, 2025.

Our SHOP segment is comprised of two ventures that own the operations of ILFs. For this segment, as of June 30, 2025, we had gross real estate investments of $360.8 million in 15 ILFs located in eight states with a combined total of 1,732 units that are operated on behalf of us by third-party property managers pursuant to the terms of separate management agreements. The third-party property managers, or related parties of the property managers, own equity interests in the respective ventures. Units, beds and property count disclosures in these notes to the condensed consolidated financial statements are outside the scope of our independent registered accounting firm’s review.

Note 2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial statements. In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation. Interim results of operations are not necessarily indicative of the results that may be achieved for a full year. The condensed consolidated financial statements and related notes do not include all information and notes required by GAAP for annual reports. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2024, included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”).

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries, joint ventures and subsidiaries in which we have a controlling interest. We have variable interest entities (“VIEs” or “VIE”), which we consolidate when control of such entities can be achieved through means other than voting rights when we are deemed to be the primary beneficiary of such entities. All intercompany transactions and balances are eliminated in consolidation.

Our consolidated assets and liabilities include two consolidated ventures comprising our SHOP activities, each formed with a separate partner - Merrill Gardens, L.L.C. (“Merrill”) and DSHI NHI Holiday LLC (the “Discovery member”), a related party of Discovery Senior Living (“Discovery”). We consider both ventures to be VIEs as the members of each, as a group, lack the characteristics of a controlling financial interest. We are deemed to be the primary beneficiary of each VIE because we have the ability to control the activities that most significantly impact each VIE’s economic performance and the obligation to absorb losses or the right to receive benefits. Reference Notes 5 and 16 for further discussion of our SHOP ventures.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
We also consolidate two real estate partnerships formed with our partners, Discovery Senior Housing Investor XXIV, LLC, a related party of Discovery, and LCS Timber Ridge LLC (“LCS”), to invest in senior housing facilities. We consider both partnerships to be VIEs, as either the members, as a group, lack the characteristics of a controlling financial interest or the total equity at risk is insufficient to finance activities without additional subordinated financial support. We direct the activities that most significantly impact economic performance of these partnerships and the obligation to absorb losses or the right to receive benefits, subject to limited protective rights extended to our partners for specified business decisions. Because of our control of these partnerships, we include their assets, liabilities, noncontrolling interests and operations in our condensed consolidated financial statements. Reference Note 16 for further discussion of these consolidated real estate partnerships.

We use the equity method of accounting when we own an interest in an entity over which we can exert significant influence, but cannot control the entity’s operations. We discontinue equity method accounting if our investment in an entity, including our net advances to the entity, is reduced to zero unless we have guaranteed obligations of the entity or are otherwise committed to provide further financial support for the entity. Reference Note 6 for further discussion of our equity method investment.

We have concluded that the Company is not the primary beneficiary for certain investments where we lack either directly, or through related parties, the power to direct the activities that most significantly impact their economic performance. Reference Note 16 for further discussion of our unconsolidated VIEs.

Noncontrolling Interests

Contingently redeemable noncontrolling interests are recorded at their initial carrying values upon issuance and are subsequently adjusted to reflect their share of gains or losses, contributions, and distributions attributable to the noncontrolling interests. In periods where they are or will become probable of redemption, an adjustment to the redemption value of the noncontrolling interests is also recognized through capital in excess of par value on our condensed consolidated balance sheets and included in our computation of earnings per share. As of June 30, 2025 and December 31, 2024, the Merrill SHOP venture noncontrolling interest was classified as mezzanine equity on our condensed consolidated balance sheets, as further discussed in Note 10.

The noncontrolling interests associated with our two consolidated real estate partnerships and our Discovery member SHOP venture meets the conditions to be classified as equity on our condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024.

Cash, Cash Equivalents and Restricted Cash

Cash equivalents consist of all highly liquid investments with original maturities of three months or less. Our restricted cash includes amounts required to be held on deposit or subject to an agreement, including those with a qualified intermediary subject to an exchange agreement pursuant to Section 1031 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) or in accordance with agency agreements governing our mortgages. Restricted cash is included in other assets, net, on our condensed consolidated balance sheets.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
The following table provides a reconciliation of cash, cash equivalents and restricted cash from our condensed consolidated statements of cash flows to the amounts presented on our condensed consolidated balance sheets ($ in thousands):

	Six Months Ended
	June 30,
	2025	2024
Beginning of the period:
Cash and cash equivalents	$24,289	$22,347
Restricted cash	2,213	2,270
Total cash, cash equivalents and restricted cash	$26,502	$24,617
End of the period:
Cash and cash equivalents	$18,640	$14,766
Restricted cash	683	2,137
Total cash, cash equivalents and restricted cash	$19,323	$16,903

Concentrations of Credit Risks

Our credit risks primarily relate to cash and cash equivalents and investments in mortgage and other notes receivable. Cash and cash equivalents are primarily held in bank accounts and overnight investments. We maintain our bank deposit accounts with large financial institutions in amounts that may exceed federally insured limits. We have not experienced any losses in such accounts. Our mortgage and other notes receivable consist primarily of secured loans on healthcare facilities.

Our financial instruments, principally our investments in mortgage and other notes receivable, are subject to the possibility of loss as a result of the failure of other parties to perform according to their contractual obligations which may make the instruments less valuable. We obtain collateral in the form of mortgage liens and other protective rights for mortgage and other notes receivable and continually monitor these rights in order to reduce such possibilities of loss. We evaluate the need to provide for reserves for potential losses on our financial instruments based on management’s periodic review of our portfolio on an instrument-by-instrument basis.

Impairment of Long-Lived Assets

We evaluate the recoverability of the carrying amounts of our long-lived assets when events or circumstances, including significant physical changes, significant adverse changes in general economic conditions or significant deterioration of the underlying cash flows of the long-lived assets, indicate that the carrying amounts of a long-lived assets may not be recoverable. We assess whether an impairment charge is needed by comparing the future estimated undiscounted cash flows of the identified asset to its carrying amount. If recognition of an impairment charge is necessary, it is measured as the amount by which the carrying amount of the identified asset exceeds its estimated fair value. Impairment charges are included in loan and realty (gains) losses, net, in our condensed consolidated statements of income.

Revenue Recognition

Rental Income - Our operating leases with tenants typically provide for rent escalators. Base rental income is recognized using the straight-line method over the term of the lease to the extent that lease payments are considered collectable from tenants and the lease provides for specific contractual escalators. Under certain leases, we may receive additional contingent rent, which is calculated as a percentage of the increase in revenues of the tenant over a base year or base quarter. We recognize contingent rent annually or quarterly based on the actual revenues of the tenant once the target threshold has been achieved. Lease payments that are considered contingent rent are excluded from our schedule of future minimum lease payments. Reference Note 3 for additional information.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
We review our operating lease receivables for collectability on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in which the tenant operates and economic conditions in the area where the property is located. In the event that collectability of substantially all lease payments with respect to any tenant is not probable, a direct write-off of the receivable is made as an adjustment to rental income and any future rental revenue is recognized only when the tenant makes a rental payment. Reference Note 3 for further discussion.

Resident Fees and Services - Resident fees and services revenue associated with our SHOP activities is recognized as the related performance obligations are satisfied and include resident room charges, community fees and other resident charges.

Residency agreements are generally short-term (30 days to one year) and entitle residents to certain room and care services for a monthly fee billed in advance. Revenue for certain related services is billed monthly in arrears. We have elected the lessor practical expedient within Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 842, Leases, not to separate the lease and non-lease components within our residency agreements as the timing and pattern of transfer of the underlying services to the resident are the same. We have determined that the non-lease component is the predominant component within the contract, and therefore recognizes revenue under ASC 606, Revenue Recognition from Contracts with Customers.

Interest Income from Mortgage and Other Notes Receivable - Interest income is recognized based on the interest rates and principal amounts outstanding on the notes receivable. We identify a mortgage or other note receivable that is non-performing and place it on non-accrual status based on various criteria including timeliness of required payments, compliance with other provisions under the related note agreement, and an evaluation of the borrower’s current financial condition for indicators that it is probable it cannot pay its contractual amounts. A non-performing loan is returned to accrual status at such time as the note becomes contractually current and management believes all future principal and interest will be received according to the contractual terms of the note. As of June 30, 2025, we had two mezzanine loans totaling $13.3 million that are designated as non-performing loans. Reference Note 4 for additional information.

Income Taxes

We intend at all times to qualify as a REIT under Internal Revenue Code Sections 856 through 860. Accordingly, we will generally not be subject to U.S. federal income tax, provided that we continue to qualify as a REIT. A failure to qualify to the applicable REIT qualification rules and regulations would have a material adverse impact on our consolidated financial position, results of operations and cash flows.

Certain activities that we undertake may be conducted by subsidiary entities that have elected to be treated as taxable REIT subsidiaries (“TRS”). TRSs are subject to federal, state, and local income taxes. Accordingly, a provision for income taxes is made in our condensed consolidated financial statements, when applicable.

Segments

We operate our business through two reportable segments: Real Estate Investments and SHOP. In our Real Estate Investments segment, we invest in (i) senior housing and healthcare real estate and lease those properties to healthcare operating companies under primarily triple-net leases that obligate tenants to pay all property-related expenses and (ii) mortgage and other notes receivable throughout the United States. As of June 30, 2025, our SHOP segment is comprised of the operations of 15 ILFs located in eight states that are operated on behalf of us by third-party property managers pursuant to the terms of separate management agreements. Reference Notes 5 and 15 for additional information on our segments.

There were no transfers of assets or liabilities between our segments during the three and six months ended June 30, 2025 and 2024. When a real estate property is transferred from one segment to another, the operating results associated with the property, including leasing arrangements, are included with the operating results of the original segment until the date of transfer. Operating results generated from the real estate property after the transfer date are included in the new segment.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Forward Equity Sales

We have, and may continue to, enter into forward equity sales agreements relating to shares of our common stock, either through our at-the-market (“ATM”) equity program or through underwritten public offerings. These agreements may be physically settled in our common stock, settled in cash or net share settled at our election. The forward sale price that we will receive upon physical settlement of forward equity sale agreement will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread adjustment, and (ii) scheduled dividends during the term of the forward equity sale agreement. To the extent our forward equity sales agreements do not meet all the criteria to qualify for equity treatment on our consolidated balance sheet under ASC 815, Derivatives and Hedging, we recognize the change in the fair value of the derivative in our earnings. We evaluated our forward equity sales agreements and concluded they meet the conditions to be classified as equity on our condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024.

Shares issuable under a forward equity sale agreement are reflected in our diluted earnings per share calculations for the applicable periods using the treasury stock method. Under this method, the number of our common shares used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of common shares that would be issued upon full physical settlement of the forward equity sale agreement over the number of common shares that could be purchased by us in the market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the weighted average forward price during the reporting period).

Earnings Per Share

Our unvested restricted stock awards contain non-forfeitable rights to dividends, and accordingly, these awards are deemed to be participating securities. Therefore, we apply the two-class method to calculate basic and diluted earnings per share. Under the two-class method, we allocate net income attributable to stockholders to common stockholders and holders of unvested restricted stock awards by using the weighted-average shares of each class outstanding for quarter-to-date and year-to-date periods, based on their respective participation rights to dividends declared and undistributed earnings. Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the effect of dilutive securities.

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments to the existing guidance that further enhance income tax disclosures, primarily through standardization of income tax rate reconciliation categories and disaggregation of income taxes paid by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the potential impact of this accounting standard on our consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public entities to enhance transparency of income statement disclosures, on an interim and annual basis, by providing additional disaggregated information related to certain costs and expenses. This guidance is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the potential impact of this accounting standard on our consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides public entities with a practical expedient in estimating credit losses to current accounts receivable and contract assets arising from transactions accounted for under ASC 606. This guidance is effective for annual and interim periods beginning after December 15, 2025, with early adoption permitted. We are currently evaluating the potential impact of this accounting standard on our consolidated financial statements and related disclosures.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Note 3. Investment Activity

Asset Acquisitions

During the six months ended June 30, 2025, we completed the following real estate acquisitions within our Real Estate Investments segment ($ in thousands):

		Number of	Asset		Buildings and
Operator	Period	Properties	Class	Land	Improvements	Total
Generations, LLC	Q1 2025	1	SLC	$3,062	$18,138	$21,200
Mainstay Healthcare[1]	Q1 2025	1	ALF	2,864	5,736	8,600
Juniper Communities, LLC	Q1 2025	1	ALF	4,154	42,130	46,284
Agemark Senior Living	Q2 2025	6	ALF	7,461	56,039	63,500
				$17,541	$122,043	$139,584

1    This property was acquired in a deed in lieu of foreclosure transaction with Senior Living Management to satisfy the repayment of its $10.0 million mortgage with us. See “Cash Basis Tenants” below.

In January 2025, we acquired a 108-unit assisted living and memory care community in Montrose, Colorado. The acquisition price was $21.2 million, including $0.2 million in closing costs. The property is leased pursuant to a 10-year triple-net lease, which includes two five-year extension options and has an initial lease rate of 8.0% with fixed annual escalators of 2.0%.

In March 2025, we acquired a 120-unit assisted living and memory care community in Bergen County, New Jersey. The acquisition price was $46.3 million, including $0.3 million in closing costs. The property is leased pursuant to a 15-year triple-net lease, which includes two five-year extension options and has an initial lease rate of 8.0% with fixed annual escalators of 2.0%. The lease includes a $0.8 million capital improvement commitment, which will be added to the respective lease base, if funded.

In April 2025, we acquired a portfolio of six memory care communities located in Nebraska for a total purchase price of $63.5 million, including $0.3 million in closing costs. The portfolio of properties is leased pursuant to a 15-year triple-net master lease, which includes two five-year extension options and has an initial lease rate of 8.0% with fixed annual escalators of 2.0%.

Third Quarter 2025 Activity

Effective August 1, 2025, we entered into a lease termination agreement for our triple-net master lease with related parties of Discovery for a portfolio of six senior housing properties held in the consolidated real estate partnership with a related party of Discovery, which requires the Discovery tenant to pay us approximately $3.3 million. We recorded a $9.0 million write off of the related straight-line rent receivable in the third quarter of 2025. Additionally, on August 1, 2025, we purchased the remaining 2.0% noncontrolling equity interest in the real estate partnership for a nominal amount.

Concurrently with the activities above, we transitioned this portfolio from our Real Estate Investments segment into our SHOP segment. Reference Note 5 for additional information. The aggregate net carrying value of these real estate properties was $125.7 million on our condensed consolidated balance sheet as of June 30, 2025. We recognized rental income of $1.2 million and $2.8 million during the three and six months ended June 30, 2025, respectively, and $1.5 million and $3.1 million during the three and six months ended June 30, 2024, respectively, in our condensed consolidated statements of income related to this triple-net master lease.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Also, effective August 1, 2025, we terminated a triple-net lease with an affiliate of Discovery for an ILF in Tulsa, Oklahoma. We recorded a $3.2 million write off of the related straight-line rent receivable in the third quarter of 2025. Concurrently with the termination, we transitioned this property from our Real Estate Investments segment to the existing Discovery member SHOP venture in our SHOP segment. Reference Note 5 for additional information. As of June 30, 2025, the net carrying value of this property was $28.0 million on our condensed consolidated balance sheet. We recognized rental income of $0.7 million and $1.4 million during the three and six months ended June 30, 2025, respectively, and $0.7 million and $1.4 million during the three and six months ended June 30, 2024, respectively, in our condensed consolidated statements of income related to this triple-net lease.

Impairment of Long-Lived Assets

During the three and six months ended June 30, 2025, we did not recognize any impairment charges. During each of the three and six months ended June 30, 2024, we recognized an impairment charge of $0.7 million on one property in our Real Estate Investments segment, which was reclassified to assets held for sale in the second quarter of 2024. This property was subsequently sold in the fourth quarter of 2024.

We reduce the carrying value of an impaired real estate property to its estimated fair value or, with respect to properties classified as assets held for sale, to its estimated fair value less cost to sell. To estimate the fair value of a property, we utilize a market approach which considers binding agreements for sales of similar properties (Level 1 inputs), non-binding offers to purchase the property from unrelated third parties, broker quotes of estimated fair value (Level 3 inputs), and / or third-party valuations of the property (Level 3 inputs).

Tenant Purchase and Sale Agreement

We lease a senior living community that is subject to an outstanding purchase and sale agreement for the tenant to acquire the property for approximately $39.0 million. The purchase and sale agreement, as amended, expires in October 2025. The property was classified as a held and used asset on our condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024. During each of the three and six months ended June 30, 2025 and 2024, we recognized $0.7 million and $1.4 million, respectively, of rental income related to the existing triple-net lease at this property, which expires in July 2027. The property will be reclassified to assets held for sale when the sale becomes probable, including when the tenant demonstrates its ability to obtain sufficient financing to close on the sale of the property within the terms of the purchase and sale agreement. As of June 30, 2025, the net carrying value of this real estate property was $18.8 million on our condensed consolidated balance sheet.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Tenant Concentrations

The following table presents information related to concentrations of tenants, or affiliates of tenants, in our Real Estate Investments segment that exceed 10% of our consolidated revenues, excluding $2.6 million for our corporate office, a credit loss reserve of $17.5 million and $360.8 million in real estate assets in the SHOP segment ($ in thousands):

				Six Months Ended June 30,
	June 30, 2025			2025		2024
	Asset	Real Estate	Mortgages		% of		% of
	Class	Properties	and Notes	Revenues[1]	Total	Revenues[1]	Total
Senior Living Communities, LLC
(“Senior Living”)	EFC	$577,865	$46,700	$27,447	15%	$26,406	16%
Bickford Senior Living (“Bickford”)	ALF	429,495	16,017	21,318	12%	20,691	12%
National HealthCare Corporation (“NHC”)	SNF	133,770	—	20,614	11%	20,836	13%
All others, net	Various	1,593,255	207,687	76,622	43%	66,369	40%
Escrow funds received from tenants for
property operating expenses	Various	—	—	5,801	3%	5,535	3%
Total tenant concentrations		$2,734,385	$270,404	151,802	84%	139,837	84%
Resident fees and services[2]				28,156	16%	26,645	16%
Total revenues				$179,958	100%	$166,482	100%
1    Amounts include interest income from mortgage and other notes receivable and rental income from real estate properties classified as assets held for sale.
2    There are no tenant concentration in revenues from resident fees and services because the related agreements are with individual residents.

As of June 30, 2025, our real estate properties in South Carolina represented 11.0% of real estate properties, net, on our condensed consolidated balance sheet. There were no other states that had a real estate investment concentration of 10% or greater as of this date.

Senior Living

As of June 30, 2025, we leased ten retirement communities to Senior Living. We recognized straight-line rent revenue of $(0.4) million and $(0.5) million from Senior Living for the six months ended June 30, 2025 and 2024, respectively.

Bickford

As of June 30, 2025, we leased 38 facilities to Bickford under four master leases. Bickford has been on the cash basis of revenue recognition since the second quarter of 2022 based upon information we obtained from Bickford regarding its financial condition that has raised substantial doubt as to its ability to continue as a going concern. During the three and six months ended June 30, 2025, Bickford repaid $1.2 million and $2.5 million, respectively, of its outstanding rent deferrals, which primarily related to past due payments during the COVID-19 pandemic. During the three and six months ended June 30, 2024, Bickford repaid $1.3 million and $2.8 million, respectively, of its outstanding rent deferrals. As of June 30, 2025, Bickford’s outstanding rent deferrals totaled $10.4 million.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
NHC

As of June 30, 2025, we leased three ILFs and 32 SNFs to NHC, a publicly held company, under a master lease. Four of these properties are subleased to other third parties for whom the lease payments are guaranteed to us by NHC. We recognized straight-line rent revenue of $0.3 million and $0.1 million from NHC for the six months ended June 30, 2025 and 2024, respectively.

Under the terms of the master lease with NHC, rent escalates by 4.0% of the increase, if any, in each of the facility’s annual revenue over a base year and is referred to as “percentage rent.”

The following table summarizes our percentage rental income from NHC ($ in thousands):

	Six Months Ended
	June 30,
	2025	2024
Current year	$3,237	$2,759
Prior year final certifications[1]	956	1,656
Total percentage rental income	$4,193	$4,415

1    For purposes of the percentage rent calculation described in the master lease agreement, NHC’s annual revenue by facility for a given year is certified to us by March 31st of the following year.

One of the members of our board of directors is also a member of NHC’s board of directors.

Cash Basis Tenants

We had two tenants, including Bickford, on the cash basis of accounting for revenue recognition during the three and six months ended June 30, 2025 for their leasing arrangements with us based on our assessment of each tenant’s ability to satisfy its contractual obligations under the terms of the respective lease. During the three and six months ended June 30, 2024, we had three tenants, including Bickford, on the cash basis of accounting for revenue recognition related to their leasing arrangements with us.

Lease payments received from cash basis tenants were as follows ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Bickford	$9,993	$9,946	$19,977	$19,310
All others	1,482	5,142	2,962	7,544
Total	$11,475	$15,088	$22,939	$26,854

Senior Living Management

Senior Living Management (“SLM”) was a cash basis tenant from 2022 until January 1, 2025 when the remaining two properties leased to SLM were transitioned to a new operator who had been serving as the interim manager of the properties. Concurrently with this transaction, we executed a 15-year triple-net master lease with the new operator, which includes two five-year extension options. This master lease has approximately $1.1 million in initial annual contractual lease payments with fixed annual escalators of 2.0%.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
In February 2025, we acquired an assisted living facility in Oviedo, Florida upon the execution of a deed in lieu of foreclosure agreement in settlement of a $10.0 million non-performing mortgage due from SLM. We recorded the acquired real estate property at its estimated fair value of $8.6 million, which represented the net carrying value of the mortgage at the closing of the deed in lieu of foreclosure transaction. Concurrently, we executed a new lease of the acquired property with the operator who was serving as the interim manager of the property. This lease has approximately $0.7 million in annual contractual lease payments.

Tenant Purchase Options

Certain of our leases contain purchase options allowing tenants to acquire the leased properties at a fixed base price, a fixed base price plus a specified share in any appreciation of the property or a fixed minimum internal rate of return on our investment. As of June 30, 2025, tenants had purchase options on four of our properties, representing an aggregate net carrying value of $76.0 million, which have individual exercise dates between 2028 and 2031. Rental income from these properties with tenant purchase options totaled $2.5 million and $5.0 million for the three and six months ended June 30, 2025, respectively, and $2.0 million and $3.8 million for the three and six months ended June 30, 2024, respectively.

We cannot reasonably estimate at this time the probability that any purchase options will be exercised in the future. Consideration to be received from the exercise of any tenant purchase option is expected to exceed the respective net carrying values of the properties at the time of sale.

Future Minimum Lease Payments

The fixed amounts of future minimum lease payments due to us under our existing tenant leases as of June 30, 2025 were as follows ($ in thousands):

Remainder of 2025	$131,619
2026	269,241
2027	220,143
2028	215,015
2029	206,183
2030	197,456
Thereafter	779,528
Total	$2,019,185

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Variable Lease Payments

Most of our leases contain annual rent escalators. Some of our leases contain rent escalators that are determined annually based on a variable index or other factors that are indeterminable at the inception of the lease.

The following table summarizes our rental income based on fixed and variable rent escalators ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Lease payments based on fixed escalators	$64,286	$60,110	$125,976	$116,702
Lease payments based on variable escalators	2,761	2,358	6,365	6,251
Straight-line rent, net of write-offs	1,034	1,213	2,444	905
Escrow funds received from tenants for
property operating expenses	2,914	2,802	5,801	5,535
Amortization of lease incentives	(725)	(723)	(1,450)	(1,446)
Total rental income	$70,270	$65,760	$139,136	$127,947

Note 4. Mortgage and Other Notes Receivable

As of June 30, 2025, mortgage notes receivable totaled $169.4 million, each of which are secured by real estate properties and other assets of the borrowers and related to 16 facilities. Other notes receivable totaled $101.0 million, substantially all of which are guaranteed by significant parties to the notes or by cross-collateralization of properties with the same owner. As of December 31, 2024, our investments in mortgage notes receivable totaled $175.8 million and other notes receivable totaled $113.4 million. These amounts, as stated above, exclude credit loss reserves of $17.5 million and $20.2 million as of June 30, 2025 and December 31, 2024, respectively.

Non-Performing Notes

As of June 30, 2025, we had two loans designated as non-performing notes consisting of a mezzanine loan with a principal balance of $12.0 million due from affiliates of SLM and an unsecured loan due from Bickford with a principal balance of $1.3 million. As of December 31, 2024, we had three loans designated as non-performing notes consisting of $14.5 million of principal due under the SLM mezzanine loan, $1.4 million of principal due under the Bickford loan and a mortgage due from SLM with a principal balance of $10.0 million.

Interest income recognized on a cash basis from these non-performing notes was $0.1 million for the six months ended June 30, 2025 and $0.5 million and $0.9 million for the three and six months ended June 30, 2024, respectively. The credit loss reserves related to non-performing notes totaled $13.3 million and $16.1 million as of June 30, 2025 and December 31, 2024, respectively.

SLM

In February 2025, we acquired an assisted living facility in Oviedo, Florida upon the execution of a deed in lieu of foreclosure agreement in settlement of the $10.0 million non-performing mortgage due from SLM. We recorded the acquired real estate property at its estimated fair value of $8.6 million, which represented the net carrying value of the mortgage at the time of closing of the deed in lieu of foreclosure transaction. Reference Note 3 for additional information on the concurrent transactions.

In May 2025, we received $2.5 million in partial repayment of the non-performing mezzanine loan due from SLM as described above. This partial repayment resulted in a reduction of the credit loss reserve on this loan and the related credit loss expense of $1.3 million in each of the three and six months ended June 30, 2025.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Vizion Health Loan Amendment

In March 2025, we amended a mezzanine loan agreement with affiliates of Vizion Health providing for additional funding of $5.4 million. The outstanding principal balance of the loan was $17.7 million as of June 30, 2025. The amendment to the loan agreement provides for an annual interest rate of 9.2% as of June 30, 2025 and a maturity date in May 2028.

Construction Loan

In May 2025, we entered into a construction loan agreement to fund up to $28.0 million for the development of an 84-unit assisted living and memory care facility in Wyoming, Michigan to be operated by Encore Senior Living. The loan agreement provides for an annual interest rate of 9.0% and a maturity date in April 2030. As of June 30, 2025, no amounts have been drawn on this loan.

Montecito Medical Real Estate Loan

We have a $50.0 million mezzanine loan and security agreement with Montecito Medical Real Estate for a fund that invests in medical real estate, including medical office buildings, throughout the United States. In the first quarter of 2025, $6.2 million of principal was repaid upon the sale of one of the underlying properties. As of June 30, 2025, $9.4 million of remaining principal was outstanding on the loan, which is associated with five medical office buildings with a combined purchase price of approximately $56.7 million. For the three and six months ended June 30, 2025, we recognized interest income of $0.2 million and $0.7 million, respectively, related to this loan. For the three and six months ended June 30, 2024, we recognized interest income of $0.5 million and $1.0 million, respectively.

Bickford Construction and Mortgage Loans

As of June 30, 2025, we had one fully funded construction loan with Bickford that had a principal balance of $14.7 million. This construction loan is secured by a first mortgage lien on substantially all of the related real and personal property as well as a pledge of any and all leases or agreements which may grant a right of use to the property. The loan provides for an annual interest rate of 9.0% and a maturity date in July 2026. The loan agreement contains usual and customary covenants and requires the borrower to pay property insurance and taxes. We hold a fair value purchase option under the loan agreement to purchase the property upon stabilization of the underlying operations.

As of June 30, 2025, we held a $12.0 million second mortgage as a component of the purchase price consideration in connection with the sale of six properties to Bickford in 2021. This second mortgage bears a 10.0% annual interest rate and matures in April 2026. We did not include this note receivable in the determination of the gain recognized upon the sale of this portfolio. Therefore, this note receivable is not reflected in mortgage and other notes receivable on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024. For each of the three and six months ended June 30, 2025 and 2024, we recognized interest income of $0.3 million and $0.6 million, respectively. During each of the three and six months ended June 30, 2025 and 2024, Bickford repaid $0.1 million and $0.2 million, respectively, of principal on this note receivable. These payments have been recognized in gains on sales of real estate properties, net, on our condensed consolidated statements of income.

Senior Living Loans

We have provided a $15.0 million revolving line of credit to Senior Living whose borrowings under the revolver are to be used for working capital needs and to finance construction projects within its portfolio, including building additional units at existing facilities. The revolver matures in December 2031, which is also when the Senior Living leases mature. As of June 30, 2025, the outstanding balance on the revolver was $14.0 million and bore an annual interest rate of 8.0%.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Credit Loss Reserves

Our principal measures of credit quality, except for construction loans, are debt service coverage for amortizing loans and interest or fixed charge coverage for non-amortizing loans (collectively, “Coverage”). A Coverage ratio provides a measure of the borrower’s ability to make scheduled principal and interest payments. The Coverage ratios presented in the table below have been calculated utilizing the most recent date for which data is available, March 31, 2025, using EBITDARM (earnings before interest, taxes, depreciation, amortization, rent and management fees) and the requisite debt service, interest service or fixed charges, as defined in the applicable loan agreement. We categorize Coverage into three levels: (i) more than 1.5x, (ii) between 1.0x and 1.5x, and (iii) less than 1.0x. We update our calculations of Coverage on a quarterly basis. Coverage is not a meaningful credit quality indicator for construction mortgages as these developments are typically not generating any operating income, or they have insufficient operating income because occupancy levels necessary to stabilize the properties have not yet been achieved. We measure credit quality for these mortgages by considering the construction and stabilization timelines and the financial condition of the borrower, as well as economic and market conditions.

We consider the guidance in ASC 310-20, Receivables - Nonrefundable Fees and Other Costs, when determining whether a modification, extension or renewal constitutes a current period origination. The following table summarizes the credit quality indicators related to the principal amounts due to us from mortgage and other notes receivable as of June 30, 2025 and is disaggregated based on the year of loan origination ($ in thousands):

						Prior
	2025	2024	2023	2022	2021	Years	Total
Mortgages:
More than 1.5x	$—	$54,804	$725	$31,643	$—	$32,700	$119,872
Between 1.0x and 1.5x	—	—	—	28,422	—	—	28,422
Less than 1.0x	—	—	—	—	—	21,123	21,123
	—	54,804	725	60,065	—	53,823	169,417
Mezzanine loans:
More than 1.5x	—	—	536	—	20,854	—	21,390
Between 1.0x and 1.5x	1,739	—	—	—	9,391	—	11,130
Less than 1.0x	—	11,590	234	—	—	25,000	36,824
	1,739	11,590	770	—	30,245	25,000	69,344
Non-performing notes:
Between 1.0x and 1.5x	—	1,317	—	—	—	—	1,317
Less than 1.0x	—	—	—	—	—	12,000	12,000
	—	1,317	—	—	—	12,000	13,317
Revolver:
More than 1.5x							18,326
Credit loss reserves							(17,465)
Total mortgage and other notes
receivable, net							$252,939

Due to the continuing challenges in financial markets and the potential impact on the collectability of our mortgage and other notes receivable, we forecasted a 20% increase in the probability of a default and a 20% increase in the amount of estimated loss from a default on all loans, other than those designated as non-performing notes, resulting in an effective adjustment of 7.8% as of June 30, 2025. The methodology for estimating credit loss reserves for our non-performing notes incorporates considerations of the sufficiency of the underlying collateral, current conditions and forecasts of future economic conditions that may impact the collectability of these loans, including qualitative factors, which may differ from conditions existing in the historical periods.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
A summary of the changes in our credit loss reserves for the six months ended June 30, 2025 is presented in the table below ($ in thousands):

Balance at December 31, 2024	$20,249
Provision for expected credit losses	(1,384)
Write-offs	(1,400)
Balance at June 30, 2025	$17,465

Note 5. Senior Housing Operating Portfolio

As of June 30, 2025 and December 31, 2024, our SHOP segment was comprised of two consolidated ventures that collectively own the operations of 15 ILFs. These ventures are structured to comply with REIT requirements and utilize our TRS for activities that would otherwise be non-qualifying for REIT purposes. The properties owned by each of our SHOP ventures are operated by third-party property managers in exchange for a management fee. The ventures were capitalized with preferred and common equity interests, with the Company owning 100% of the preferred equity and a controlling common equity interest in each venture. The property managers, or related parties of these property managers, own a non-controlling common equity interest in their respective ventures.

Merrill Managed Portfolio

We have six ILFs located in California and Washington in our consolidated venture with Merrill, which owns a 20.0% common equity interest in the venture. The operating agreement for the venture provides for contingent distributions to the members based on the attainment of certain yields on investment calculated on an annual basis.

The properties in the venture are managed by Merrill pursuant to a management agreement with an initial term through March 2032 that automatically renews on an annual basis thereafter unless terminated by either party with notice. The management agreement entitles Merrill to a base management fee of 5.0% of net revenue and a real estate services fee of 5.0% of real estate costs incurred during any calendar year that exceed $1,000 times the number of units at each facility. The noncontrolling interest associated with the venture was determined to be contingently redeemable and is classified in mezzanine equity on our condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, as further discussed in Note 10.

Discovery Managed Portfolio

We have nine ILFs located in Arkansas, Georgia, Ohio, Oklahoma, New Jersey and South Carolina in a consolidated venture with the Discovery member, which owns a 2.0% common equity interest in the venture. The operating agreement for the venture provides for contingent distributions to the members based on the attainment of certain yields on investment calculated on an annual basis. The noncontrolling interest associated with the venture is classified as equity on our condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024.

The properties in the venture are managed by separate related parties of Discovery pursuant to management agreements, each with an initial term through March 2032 that automatically renews on an annual basis thereafter unless terminated by either party to the agreements with notice. The management agreements entitle the property managers to a base management fee of 5.0% of net revenue.

Effective August 1, 2025, an ILF located in Tulsa, Oklahoma was added to this SHOP venture upon the termination of the triple-net lease with an affiliate of Discovery. Reference Note 3 for additional information.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Sinceri Managed Portfolio

Effective August 1, 2025, we executed management agreements with affiliates of Sinceri Senior Living (“Sinceri”) for five ALFs and one ILF concurrently with the termination of the triple-net master lease with a related party of Discovery. Reference Note 3 for further discussion. The five ALFs are structured to comply with the requirements of the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) and the ILF utilizes the TRS for activities that would otherwise be non-qualifying for REIT purposes. Sinceri will receive a base management fee of 5.0% of net revenues received in exchange for its services as the property manager of this portfolio. Sinceri will also be eligible for an annual incentive management fee equal to a percentage of net revenues, which percentage depends on the amount by which the actual net operating income of the facilities exceeds certain thresholds set forth in the management agreements, as well as a capital event fee in the event that the portfolio is sold to a third party.

Note 6. Equity Method Investment

Concurrently with the acquisition of a continuing care retirement community (“CCRC”) from LCS-Westminster Partnership III, LLP in January 2020 (the “Timber Ridge CCRC”), we invested $0.9 million in the operating company, Timber Ridge OpCo, LLC (“Timber Ridge OpCo”), representing a 25.0% equity interest. This investment is held by our TRS to be compliant with the provisions of RIDEA. As part of our initial investment, we provided Timber Ridge OpCo with a revolving credit facility that has a maximum borrowing capacity of $5.0 million. No amounts have been drawn on this revolver.

We account for our investment in Timber Ridge OpCo under the equity method of accounting and decrease the carrying value of our investment for operating losses of the entity and distributions made to us for cumulative amounts up to and including our basis plus any guaranteed or implied commitments to fund operations. Our guaranteed and implied commitments are currently limited to the $5.0 million revolving credit facility and a $2.5 million lease incentive distribution received in February 2023. As of June 30, 2025, we have recognized our share of Timber Ridge OpCo’s operating losses in excess of our initial investment plus guaranteed and implied commitments. These cumulative losses are included in accounts payable and accrued expenses on our condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024. Excess unrecognized equity method losses for this investment for each of the three and six months ended June 30, 2025 and 2024 were $0.6 million and $1.2 million, respectively. Cumulative unrecognized losses for this investment were $15.4 million through June 30, 2025. We recognized gains from equity method investment of $1.5 million and $1.9 million during the three and six months ended June 30, 2025, respectively, and $0.2 million and $0.4 million during the three and six months ended June 30, 2024, respectively, in our condensed consolidated statements of income, which consisted of cash distributions received from this investment in these periods.

The Timber Ridge OpCo property is subject to early resident mortgages secured by a Deed of Trust and Indenture of Trust (the “Deed and Indenture”). As part of our acquisition, NHI-LCS JV I, LLC (“Timber Ridge PropCo”) acquired the Timber Ridge CCRC property and a subordination agreement was entered into pursuant to which the trustee acknowledged and confirmed that the security interests created under the Deed and Indenture were subordinate to any security interests granted in connection with an $81.0 million loan made by NHI to Timber Ridge PropCo, which is eliminated upon consolidation. In addition, under the terms of the resident loan assumption agreements, during the term of the seven-year lease to Timber Ridge OpCo, which includes two five-year extension options, Timber Ridge OpCo is to indemnify Timber Ridge PropCo for any repayment by Timber Ridge PropCo of the early resident mortgage liabilities under the guarantee. As a result of the subordination agreement and the resident loan assumption agreements, no liability has been recorded as of June 30, 2025 and December 31, 2024. The balance secured by the Deed and Indenture was $8.0 million as of June 30, 2025.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Note 7. Other Assets

Other assets, net, consist of the following ($ in thousands):

	June 30,	December 31,
	2025	2024
SHOP accounts receivable, net of allowances of $489 and $494, and other assets	$2,160	$2,232
Real estate investments accounts receivable and prepaid expenses	3,354	4,223
Lease incentive payments, net	6,426	7,877
Regulatory escrows	6,208	6,208
Restricted cash	683	2,213
Total other assets, net	$18,831	$22,753

In the first quarter of 2025, we recognized $1.2 million of transaction costs related to an acquisition in our SHOP segment that did not materialize. We had $0.6 million of these costs capitalized in other assets, net, on our condensed consolidated balance sheet as of December 31, 2024.

Note 8. Debt

Debt consists of the following ($ in thousands):

	June 30,	December 31,
	2025	2024
Revolving credit facility - unsecured	$378,000	$331,200
Bank term loan - unsecured	200,000	200,000
2031 Senior Notes - unsecured, net of discount of $1,796 and $1,956, respectively	398,204	398,044
Private placement notes - unsecured	150,000	150,000
Fannie Mae term loans - secured, non-recourse	—	75,815
Unamortized debt issuance costs	(7,369)	(9,018)
Total debt, net	$1,118,835	$1,146,041

A summary of the aggregate principal maturities of our outstanding debt as of June 30, 2025 follows ($ in thousands):

Remainder of 2025	$250,000
2026	—
2027	100,000
2028	378,000
2029	—
2030	—
Thereafter	400,000
Total principal amounts of debt	1,128,000
Less: Unamortized discount	(1,796)
Less: Unamortized debt issuance costs	(7,369)
Total debt, net	$1,118,835

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Revolving Credit Facility and Bank Term Loan

We have a $700.0 million unsecured revolving credit facility (the “Credit Facility”), which was amended and restated in October 2024 to extend the maturity date from March 2026 to October 2028, which may be further extended by us pursuant to (i) one or both of the two six-month extension options or (ii) one 12-month extension option. Borrowings under the Credit Facility bear interest, at our election, at one of the following (a) Term Secured Overnight Financing Rate (“SOFR”) (plus a credit spread adjustment) plus a margin ranging from 0.725% to 1.40%, (b) Daily SOFR (plus a credit spread adjustment) plus a margin ranging from 0.725% to 1.40% or (c) the base rate plus a margin ranging from 0.00% to 0.40%. In each election, the actual margin is determined according to our credit ratings. The base rate means, for any day, a fluctuating rate per annum equal to the highest of (x) the agent’s prime rate, (y) the federal funds rate on such day plus 0.50% or (z) the adjusted Term SOFR for a one-month tenor in effect on such day plus 1.00%. In addition, the Credit Facility requires a facility fee equal to 0.125% to 0.30%, based on our credit rating on the $700.0 million committed capacity, without regard to usage.

As of June 30, 2025, we had $322.0 million available to draw on the Credit Facility, subject to usual and customary covenants. Among other stipulations, the credit agreement requires that we maintain certain financial ratios within limits set by our creditors. As of June 30, 2025, we were in compliance with these ratios.

We have a $200.0 million unsecured term loan (the “2025 Term Loan”) that bears interest at a variable rate which is SOFR-based with a margin determined according to our credit ratings plus a 0.10% credit spread adjustment. In April 2025, we exercised one of our two six-month options to extend the maturity date to December 2025.

Concurrently with the amendment and restatement of the Credit Facility, we amended the 2025 Term Loan to, among other things, modify the representations, covenants, financial covenants, and events of default to align with the same provisions in the Credit Facility.

Pinnacle Bank is a participating member of our banking group. A member of our board of directors, who became chairman of our board of directors effective in January 2025, is also the chairman of the board of directors of Pinnacle Financial Partners, Inc., the holding company for Pinnacle Bank. Our local banking transactions are conducted primarily through Pinnacle Bank.

2031 Senior Notes

In January 2021, we issued $400.0 million in aggregate principal amount of 3.00% unsecured senior notes that mature in February 2031 and require semi-annual interest payments (the “2031 Senior Notes”). The 2031 Senior Notes were sold at an issue price of 99.196% of face value before the underwriters’ discount. The 2031 Senior Notes are subject to affirmative and negative covenants, including financial covenants with which we were in compliance as of June 30, 2025.

Private Placement Notes

Our unsecured private placement notes outstanding as of June 30, 2025, which require interest only payments up to the respective maturity dates, are summarized below ($ in thousands):

		Fixed Annual	Principal
Origination	Maturity	Interest Rate	Outstanding
November 2015	November 2025	4.33%	$50,000
January 2015	January 2027	4.51%	100,000
Total private placement notes			$150,000

Covenants pertaining to the private placement notes are generally conformed with those governing our Credit Facility, except for specific debt-coverage ratios that are more restrictive. Our private placement notes include a provision that increases the fixed annual interest rate if any rating agency lowers the credit rating on our senior unsecured debt below investment grade and our compliance leverage increases to 50.0% or more.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Fannie Mae Term Loans

In the second quarter of 2025, we repaid all of our outstanding Fannie Mae term loans, which totaled $75.7 million.

Interest Expense

A summary of the components of interest expense follows ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest expense at contractual rates	$14,062	$14,029	$27,421	$28,116
Capitalized interest	—	(48)	—	(87)
Amortization of debt issuance costs and discount
and other	939	873	1,917	1,694
Total interest expense	$15,001	$14,854	$29,338	$29,723

Note 9. Commitments, Contingencies and Uncertainties

In the normal course of business, we enter into a variety of commitments, typically consisting of funding revolving credit arrangements, construction and mezzanine loans to our operators and commitments for the funding of construction projects for expansion or renovation of our existing real estate properties under lease. In our leasing operations, we may offer our tenants and the sellers of properties we acquire a variety of inducements that originate contractually as contingencies, but which may become commitments upon the satisfaction of the contingent event. Contingent payments made by us to these other parties are included in the respective lease base when funded.

As of June 30, 2025, we had working capital and mortgage, construction, revolving credit arrangements and mezzanine loan commitments from eight operators or borrowers totaling $179.3 million, of which $106.6 million has been funded toward these commitments as of this date. The loan funded amounts, disclosed herein, do not reflect the effects of discounts or commitment fees.

As of June 30, 2025, we had an aggregate of $23.4 million of development commitments with six tenants for renovation projects of which we had funded $7.5 million toward these commitments.

As of June 30, 2025, we had an aggregate of $12.9 million in remaining contingent lease inducement commitments related to three operators which are generally based on the respective facility operating performance over a specified period and may or may not be met by the respective tenants.

We recognize a credit loss liability for unfunded loan commitments that is estimated using the same methodology as the one used for our funded mortgage and other notes receivable and based on the estimated amount that we expect to fund. We applied the same market adjustments to this liability as of June 30, 2025. Reference Note 4 for further discussion.

The liabilities for expected credit losses on our unfunded loan commitments are reflected in accounts payable and accrued expenses on our condensed consolidated balance sheets. A summary of the changes in the liability for the six months ended June 30, 2025 follows ($ in thousands):

Balance at December 31, 2024	$147
Provision for expected credit losses	(23)
Balance at June 30, 2025	$124

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Litigation

Our facilities are subject to claims and potential lawsuits in the ordinary course of business. Such claims may include, among other things, professional liability and general liability claims, as well as regulatory proceedings related to our SHOP segment. Our property managers, tenants and borrowers have indemnified, and are obligated to continue to indemnify, us against all liabilities arising from operations at the facilities and are further obligated to indemnify us against environmental or title issues affecting the real estate underlying the facilities. While there may be lawsuits pending against us and certain of the owners or tenants of our facilities, management believes that the ultimate resolution of all such pending proceedings will have no material adverse effect on our financial condition, results of operations or cash flows.

Note 10. Redeemable Noncontrolling Interest

The interest held by Merrill in the SHOP venture with us was classified as a redeemable noncontrolling interest in the mezzanine section between liabilities and equity on our condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024. Certain provisions within the operating agreement of the Merrill SHOP venture provide Merrill with put rights upon certain contingent events that are not solely within our control as the majority equity interest owner; and therefore, Merrill’s noncontrolling interest was determined to be contingently redeemable. As of June 30, 2025, this noncontrolling interest is not currently redeemable and we concluded a contingent redemption event is not probable to occur. Consequently, the noncontrolling interest will not be subsequently remeasured to its redemption amount until such contingent event and the related redemption are probable to occur. We will continue to reflect the attribution of gains or losses to the redeemable noncontrolling interest in each period.

The following table presents the change in redeemable noncontrolling interest for the six months ended June 30, 2025 ($ in thousands):

Balance at December 31, 2024	$9,790
Net loss	(436)
Distributions	(33)
Balance at June 30, 2025	$9,321

Note 11. Equity and Dividends

Forward Equity Sales Agreements

In the first quarter of 2025, we settled the remaining 1.0 million shares of common stock subject to our August 2024 forward equity sale agreement at a forward price of $68.21 per common share for aggregate proceeds of $65.5 million.

ATM Equity Program

We maintain an ATM equity program which allows us to sell our common stock directly into the market. This program is governed by an ATM equity offering sale agreement which includes a forward sales provision that allows us to sell shares of our common stock to forward purchasers at a predetermined price at a future date. Pursuant to this agreement, we may sell, from time to time, up to an aggregate sales price of $500.0 million of our common stock.

In March 2025, we entered into ATM forward sales agreements with a financial institution to sell shares of our common stock which mature in the first quarter of 2026. Pursuant to these agreements, we sold 0.2 million shares on a forward basis at a weighted average price of $74.39 per common share, net of sales agent fees, which totaled $15.5 million. We did not receive any proceeds from the sale of shares of our common stock to the forward purchasers at the time of the sale.

In the second quarter of 2025, we settled 0.8 million shares of common stock, representing full settlement of the December 2024 and partial settlement of the March 2025 ATM forward sales agreements at a weighted average forward price of $74.71 per common share for aggregate proceeds of $58.0 million.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
In June 2025, we entered into ATM forward sales agreements with a financial institution to sell shares of our common stock which mature in the second quarter of 2026. We sold 1.3 million shares on a forward basis at a weighted average price of $71.41 per common share, net of sales agent fees, which totaled $91.8 million. We did not receive any proceeds from the sale of shares of our common stock to the forward purchasers at the time of the sale.

As of June 30, 2025, we had 1.4 million remaining shares of common stock available under ATM forward sales agreements representing aggregate net proceeds of $102.3 million at a weighted average price of $71.03 per common share.

No shares were sold under the ATM equity program during each of the three and six months ended June 30, 2024.

Dividends

The following table summarizes dividends declared by our board of directors or paid by us for the periods indicated:

Six Months Ended June 30, 2025
Date of	Date of	Date Paid	Quarterly Dividend
Declaration	Record	or Payable	Per Share
November 1, 2024	December 31, 2024	January 29, 2025	$0.90
February 14, 2025	March 31, 2025	May 2, 2025	$0.90
May 2, 2025	June 30, 2025	August 1, 2025	$0.90

Six Months Ended June 30, 2024
Date of	Date of	Date Paid	Quarterly Dividend
Declaration	Record	or Payable	Per Share
November 3, 2023	December 29, 2023	January 26, 2024	$0.90
February 16, 2024	March 28, 2024	May 3, 2024	$0.90
May 3, 2024	June 28, 2024	August 2, 2024	$0.90

On August 5, 2025, our board of directors declared a $0.92 per common share dividend payable on October 31, 2025 to common stockholders of record as of September 30, 2025.

Note 12. Share-Based Compensation

Our outstanding stock incentive awards have been granted under two incentive plans – the 2012 Stock Incentive Plan and the 2019 Stock Incentive Plan, as amended and restated (the “2019 Plan”).

In February 2025, we issued 29,500 restricted stock awards under the 2019 Plan to executive officers with a grant date fair value of $73.34 per share based on the fair market value of our common stock on the grant date. The restricted stock awards vest over five years, with 20% vesting on each anniversary of the grant date beginning with the grant date, and are subject to a one-year post-vesting hold. The restricted stock awards have a non-forfeitable right to dividends or dividend equivalents during the vesting period. During the six months ended June 30, 2025, 7,200 restricted stock awards vested. As of June 30, 2025, we had 54,100 unvested restricted stock awards outstanding.

During the six months ended June 30, 2025, we granted options to purchase 567,000 shares of our common stock under the 2019 Plan, which had a weighted average grant date fair value of $9.34 per share.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
The fair value of options granted was estimated at the grant dates using the Black-Scholes option-pricing model and the following weighted average assumptions:

	Six Months Ended
	June 30,
	2025	2024
Dividend yield	5.2%	6.4%
Expected volatility	24.0%	26.1%
Expected lives	2.94 years	2.9 years
Risk-free interest rate	3.94%	4.49%

The following table summarizes our stock options activity:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise Price	Contractual
	of Options	Per Share	Life (Years)
Options outstanding at December 31, 2023	2,447,171	$68.80
Granted	431,000	$57.76
Exercised	(122,174)	$54.03
Expired	(301,837)	$79.96
Options outstanding at June 30, 2024	2,454,160	$66.23
Options exercisable at June 30, 2024	2,113,466	$67.74

Options outstanding at December 31, 2024	1,416,215	$71.06
Granted	567,000	$73.38
Exercised	(106,817)	$59.29
Forfeited	(46,836)	$62.80
Expired	(491,000)	$90.79
Options outstanding at June 30, 2025	1,338,562	$66.04	3.1
Options exercisable at June 30, 2025	918,041	$64.49	2.6

As of June 30, 2025, the intrinsic values of our stock options outstanding and exercisable were $7.3 million and $6.0 million, respectively.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Share-based compensation expense, net of any forfeitures, is included in general and administrative costs in our condensed consolidated statements of income and summarized below ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Restricted stock awards	$351	$186	$575	$344
Stock options	720	501	3,054	2,498
Total share-based compensation expense	$1,071	$687	$3,629	$2,842

As of June 30, 2025, we had unrecognized share-based compensation expense of $5.1 million that is expected to be recognized over the following periods: remainder of 2025 - $2.0 million, 2026 - $2.0 million, 2027 - $0.7 million, 2028 - $0.3 million and thereafter - $0.1 million.

Note 13. Earnings Per Share

The following table presents the calculations of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$36,689	$34,952	$70,506	$65,610
Add: Net loss attributable to noncontrolling interests	298	304	646	593
Net income attributable to stockholders	36,987	35,256	71,152	66,203
Less: Net income attributable to unvested
restricted stock awards	(49)	(29)	(101)	(61)
Net income attributable to common stockholders	$36,938	$35,227	$71,051	$66,142

Weighted average common shares outstanding - basic	46,691,953	43,397,080	46,206,225	43,392,961
Effect of dilutive securities:
Stock options	126,667	166,574	123,747	101,142
Forward equity sales	3,845	—	20,526	—
Weighted average common shares
outstanding - diluted	46,822,465	43,563,654	46,350,498	43,494,103

Earnings per share - basic	$0.79	$0.81	$1.54	$1.52
Earnings per share - diluted	$0.79	$0.81	$1.53	$1.52

Anti-dilutive shares excluded:
Stock options	39,546	261,255	72,123	376,965

Regular dividends declared per common share	$0.90	$0.90	$1.80	$1.80

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Note 14. Fair Value of Financial Instruments

A summary of the carrying amounts and fair values of financial instruments that are not reported at their fair values on our condensed consolidated balance sheets are as follows ($ in thousands):

	Carrying Amounts		Fair Values
	June 30,	December 31,	June 30,	December 31,
	2025	2024	2025	2024
Level 2:
Variable rate debt	$573,258	$525,177	$578,000	$531,200
Fixed rate debt	545,577	620,864	490,511	548,339

Level 3:
Mortgage and other notes receivable, net	252,939	268,926	248,610	261,708

Fixed Rate Debt - Fixed rate debt is classified as a Level 2 measurement and the fair values of these debt instruments are based on quoted prices for similar instruments or calculated utilizing model derived valuations in which significant inputs are observable in active markets.

Variable Rate Debt - Variable rate debt is classified as a Level 2 measurement and the fair values of our borrowings under our Credit Facility and term loan are estimated at their notional amounts due to the predominance of floating interest rates, which generally reflect market conditions.

Mortgages and Other Notes Receivable - Mortgage and other notes receivable are classified as Level 3 measurements and the fair values are estimated based on credit risk and discount rates that are not observable in the marketplace.

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses on our condensed consolidated balance sheets approximate their fair values due to the short-term nature of these financial instruments that are classified as Level 1 measurements as of June 30, 2025 and December 31, 2024.

Note 15. Segment Reporting

We evaluate our business and make resource allocations on our two operating segments: Real Estate Investments and SHOP. In our Real Estate Investments segment, we invest in senior housing and healthcare real estate assets through acquisition and financing of primarily single-tenant properties. Properties acquired are leased primarily under triple-net leases and we are not involved in the management of the properties. Our Real Estate Investments segment includes leases, mortgage and other note investments in ILFs, ALFs, EFCs, SLCs, SNFs and HOSPs. Our SHOP segment includes multi-tenant ILFs. The SHOP properties and related operations are controlled by us and operated by property managers in exchange for a management fee. Reference Note 5 for additional information on our SHOP segment activities.

Our President and Chief Executive Officer serves as our Chief Operating Decision Maker (“CODM”). Our CODM reviews financial and other performance information quarterly based upon segment net operating income (“NOI”). We define NOI as total revenues, less tenant reimbursements and property operating expenses. Our CODM evaluates NOI to make decisions about resource allocations and to assess our property level performance. For both segments, the CODM considers revenue and operating expenses on a comparative basis, both sequentially and year-over-year, and evaluates budget to actual variances on a quarterly basis when making decisions regarding allocations of resources to the segments. In addition, for the SHOP segment, the CODM reviews key performance indicators, including revenues and operating expenses per occupied unit or available unit and revenues and related functional expenses by resident. There were no intersegment transactions during the six months ended June 30, 2025 and 2024. Capital expenditures for the six months ended June 30, 2025 and 2024 were $141.8 million and $35.0 million, respectively, for our Real Estate Investments segment and $2.5 million and $3.7 million, respectively, for our SHOP segment.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Non-segment revenue consists primarily of other income. Non-segment assets primarily consist of corporate assets, including cash and cash equivalents and corporate offices and equipment, among others. Non-property specific revenues and expenses are not allocated to our operating segments in determining NOI.

The accounting policies of our segments are the same as those described in the significant accounting policies included in Note 2 in these condensed consolidated financial statements and in Note 2 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations of our acquisitions, as described in Note 3, are included in our condensed consolidated statements of income beginning on the respective acquisition date and are included in the applicable operating segment on the same basis. In the tables below, we recasted prior period segment disclosures to conform with the current period presentation to reflect our segment expense disclosures in greater detail as required by ASU 2023-07 - Segment Reporting (TOPIC 280): Improvements to Reportable Segment Disclosures, which we adopted effective December 31, 2024.

Information related to our reportable segments is presented in the tables below ($ in thousands):

	Three Months Ended June 30, 2025
	Real Estate		Non-Segment /
	Investments	SHOP	Corporate	Total
Rental income	$70,270	$—	$—	$70,270
Resident fees and services	—	14,217	—	14,217
Interest income and other	6,140	—	35	6,175
Total revenues	76,410	14,217	35	90,662
Other senior housing operating expenses[1]	—	2,615	—	2,615
Utilities	—	940	—	940
Dietary	—	1,104	—	1,104
Labor	—	4,324	—	4,324
Taxes and insurance	2,914	1,413	—	4,327
NOI	73,496	3,821	35	77,352
Depreciation	17,095	2,811	12	19,918
Interest	180	—	14,821	15,001
Legal	—	—	1,095	1,095
Franchise, excise and other taxes	—	—	243	243
General and administrative	—	—	6,125	6,125
Proxy contest and related expenses	—	—	1,308	1,308
Loan and realty gains, net	(1,393)	—	—	(1,393)
Gains on sales of real estate properties, net	(110)	—	—	(110)
Gains from equity method investment	(1,524)	—	—	(1,524)
Net income (loss)	$59,248	$1,010	$(23,569)	$36,689

	June 30, 2025
Total assets	$2,415,832	$267,778	$12,349	$2,695,959

1    Includes management fees, general and administrative costs and marketing expenses.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	Three Months Ended June 30, 2024
	Real Estate		Non-Segment /
	Investments	SHOP	Corporate	Total
Rental income	$65,760	$—	$—	$65,760
Resident fees and services	—	13,390	—	13,390
Interest income and other	5,744	—	76	5,820
Total revenues	71,504	13,390	76	84,970
Other senior housing operating expenses[1]	—	2,567	—	2,567
Utilities	—	913	—	913
Dietary	—	1,075	—	1,075
Labor	—	4,200	—	4,200
Taxes and insurance	2,802	1,682	—	4,484
NOI	68,702	2,953	76	71,731
Depreciation	14,992	2,490	8	17,490
Interest	761	—	14,093	14,854
Legal	—	—	165	165
Franchise, excise and other taxes	—	—	47	47
General and administrative	—	—	4,870	4,870
Loan and realty losses, net	1,106	—	—	1,106
Gains on sales of real estate properties, net	(1,517)	—	—	(1,517)
Gains from equity method investment	(236)	—	—	(236)
Net income (loss)	$53,596	$463	$(19,107)	$34,952

	June 30, 2024
Total assets	$2,197,656	$268,187	$11,069	$2,476,912

1    Includes management fees, general and administrative costs and marketing expenses.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	Six Months Ended June 30, 2025
	Real Estate		Non-Segment /
	Investments	SHOP	Corporate	Total
Rental income	$139,136	$—	$—	$139,136
Resident fees and services	—	28,156	—	28,156
Interest income and other	12,589	—	77	12,666
Total revenues	151,725	28,156	77	179,958
Other senior housing operating expenses[1]	—	5,489	—	5,489
Utilities	—	2,037	—	2,037
Dietary	—	2,149	—	2,149
Labor	—	8,623	—	8,623
Taxes and insurance	5,801	2,951	—	8,752
NOI	145,924	6,907	77	152,908
Depreciation	33,483	5,569	23	39,075
Interest	929	—	28,409	29,338
Legal	—	—	2,521	2,521
Franchise, excise and other taxes	—	—	512	512
General and administrative	—	—	12,954	12,954
Proxy contest and related expenses	—	—	1,572	1,572
Loan and realty gains, net	(1,407)	—	—	(1,407)
Gains on sales of real estate properties, net	(224)	—	—	(224)
Gains from equity method investment	(1,939)	—	—	(1,939)
Net income (loss)	$115,082	$1,338	$(45,914)	$70,506

1 Includes management fees, general and administrative costs and marketing expenses.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	Six Months Ended June 30, 2024
	Real Estate		Non-Segment /
	Investments	SHOP	Corporate	Total
Rental income	$127,947	$—	$—	$127,947
Resident fees and services	—	26,645	—	26,645
Interest income and other	11,685	—	205	11,890
Total revenues	139,632	26,645	205	166,482
Other senior housing operating expenses[1]	—	5,168	—	5,168
Utilities	—	1,846	—	1,846
Dietary	—	2,078	—	2,078
Labor	—	8,427	—	8,427
Taxes and insurance	5,535	3,232	—	8,767
NOI	134,097	5,894	205	140,196
Depreciation	30,050	4,927	18	34,995
Interest	1,524	—	28,199	29,723
Legal	—	—	400	400
Franchise, excise and other taxes	—	—	(139)	(139)
General and administrative	—	—	10,510	10,510
Loan and realty losses, net	1,116	—	—	1,116
Gains on sales of real estate properties, net	(1,617)	—	—	(1,617)
Gains from equity method investment	(402)	—	—	(402)
Net income (loss)	$103,426	$967	$(38,783)	$65,610

1    Includes management fees, general and administrative costs and marketing expenses.

Note 16. Variable Interest Entities

Consolidated Variable Interest Entities

SHOP

The assets of our SHOP ventures primarily consist of real estate properties, cash and cash equivalents, and accounts receivable from resident fees and services. The obligations of the SHOP ventures primarily consist of accounts payable and accrued expenses for operating expenses of the ILFs and capital expenditures related to the properties. Aggregate assets of the consolidated SHOP ventures that can be used only to settle obligations of each respective SHOP venture primarily include $258.5 million and $261.6 million of real estate properties, net, $7.2 million and $6.5 million of cash and cash equivalents, $0.6 million and $0.8 million of accounts receivable and $1.5 million and $1.5 million of other assets, net, as of June 30, 2025 and December 31, 2024, respectively. Liabilities of the consolidated SHOP ventures for which creditors do not have recourse to the general credit of the Company were $4.4 million and $5.7 million as of June 30, 2025 and December 31, 2024, respectively. Reference Notes 5 and 10 for additional information on our SHOP ventures.

Real Estate Partnerships

The aggregate assets of the two consolidated real estate partnerships that can be used only to settle obligations of each respective partnership as of June 30, 2025 and December 31, 2024 include $240.3 million and $244.3 million of real estate properties, net, $9.7 million and $10.0 million of straight-line rent receivable, $2.9 million and $3.2 million of cash and cash equivalents and $4.0 million and $5.3 million of other assets, net, respectively. Liabilities of these partnerships for which creditors do not have recourse to the general credit of the Company are not material.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Unconsolidated Variable Interest Entities

The table below presents information related to our unconsolidated VIEs as of June 30, 2025. For additional information on the nature of these relationships, including our sources of exposure, reference the notes to our condensed consolidated financial statements as cross-referenced below ($ in thousands):

Year				Maximum
of Initial		Source of	Carrying	Exposure	Note
Involvement	Name	Exposure	Amounts	to Loss	Reference
		Notes and straight-line
2014	Senior Living	rent receivable	$86,446	$87,446	Notes 3, 4
2016	Senior Living Management	Note	12,000	12,000	Notes 3, 4
2018	Bickford	Notes	16,127	28,150	Notes 3, 4
2019	Encore Senior Living	Various[1]	35,558	35,625	Note 4
2020	Timber Ridge OpCo	Various[2]	(2,756)	2,244	Note 6
	Senior Living Hospitality	Notes and straight-line
2020	Group*	rent receivable	13,026	14,050	Note 4
	Montecito Medical	Notes and funding
2021	Real Estate	commitment	9,391	39,002	Note 4
		Notes and straight-line
2021	Vizion Health	rent receivable	19,888	20,309	Note 4
2021	Navion Senior Solutions	Various[3]	7,636	9,786	—
2023	Kindcare Senior Living	Notes[4]	801	801	—
2024	Mainstay Healthcare	Note	9,062	9,062	—

*    Formerly referred to as Watermark Retirement
1    Note, straight-line rent receivable and interest receivable
2    Loan commitment, equity method investment, straight-line rent receivable and unamortized lease incentive
3    Straight-line rent receivable and unamortized lease incentive
4    Represents two mezzanine loans originating from the sales of real estate properties

We are not obligated to provide support beyond our stated commitments to these tenants and borrowers whom we classify as VIEs, and accordingly, our maximum exposure to loss as a result of these relationships is limited to the amount of our commitments, as shown above and discussed in the notes. Economic loss on a lease, in excess of what is presented in the table above, if any, would be limited to that resulting from any period of non-payment of rent before we are able to take effective remedial action, as well as any costs incurred in transitioning the lease to a new tenant. The potential extent of such loss would be dependent upon individual facts and circumstances, and therefore is not included in the table above.

In the future, we may be deemed the primary beneficiary of the operations if the tenants or borrowers do not have adequate liquidity to accept the risks and rewards as the tenants and operators of the properties and we may be required to consolidate the financial position and results of operations of the tenants or borrowers into our condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references throughout this Quarterly Report on Form 10-Q to “NHI” or the “Company” include National Health Investors, Inc., and our consolidated subsidiaries. In accordance with the Securities and Exchange Commission’s (“SEC”) “Plain English” guidelines, portions of this Quarterly Report on Form 10-Q have been written in the first person. In this document, the words “we”, “our”, “ours” and “us” refer only to National Health Investors, Inc. and our consolidated subsidiaries and not any other person.

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

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in forward-looking statements as a result of factors including, but not limited to, the following:

•We depend on the operating success of our property managers, tenants and borrowers and if their financial condition or business prospects deteriorate, our financial condition and results of operations could be adversely affected;

•We are exposed to the risk that our property managers, tenants and borrowers may become subject to bankruptcy or insolvency proceedings;

•A small number of tenants in our portfolio account for a significant percentage of the rent we expect to generate from our portfolio, and the failure of any of these tenants to meet their obligations to us could materially and adversely affect our business, financial condition and results of operations;

•Actual or perceived risks associated with pandemics, epidemics or outbreaks have had and may in the future have a material adverse effect on our property managers’, tenants’ and borrowers’ business and results of operations;

•A member of our board of directors is also the chairperson of the board of directors of National HealthCare Corporation (“NHC”), and his interests may differ from those of our stockholders;

•We are exposed to risks related to governmental regulation and payors, principally Medicare and Medicaid, and the effect of changes to laws, regulations and reimbursement rates on our tenants’ and borrowers’ business;

•We are exposed to the risk that the cash flows of our property managers, tenants and borrowers may be adversely affected by increased liability claims and liability insurance costs;

•We are exposed to the risk that we may not be fully indemnified by our property managers, tenants and borrowers against future litigation;

•We depend on the success of property development and construction activities, which may fail to achieve the operating results we expect;

•We are exposed to the risk that the illiquidity of real estate investments could impede our ability to respond to adverse changes in the performance of our properties;

•Our investments are concentrated in healthcare properties;

•We are subject to risks related to our investment with Life Care Services for Timber Ridge, an entrance-fee continuing care retirement community (“CCRC”), associated with Type A benefits offered to the residents of the CCRC and the related accounting requirements;

•We are exposed to risks associated with our investments in Timber Ridge OpCo, LLC (“Timber Ridge Opco”), including our lack of sole decision-making authority, our reliance on the financial condition of other interests and related healthcare operations of the entity;

•Inflation and increased interest rates may adversely affect our financial condition and results of operations;

•Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults, or non-performance by financial institutions, could adversely affect our business, financial condition, results of operations, or prospects;

•Adverse geopolitical developments could have a material adverse impact on our business;

•We are exposed to operational risks with respect to our Senior Housing Operating Portfolio (“SHOP”) structured communities;

•A cybersecurity incident or other form of data breach involving Company information could cause a loss of confidential consumer and other personal information, give rise to remediation and other expenses, expose us to liability under privacy and security and consumer protection laws, subject us to federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business;

•We are exposed to risks related to environmental laws and the costs associated with liabilities related to hazardous substances;

•We are subject to risks of damage from catastrophic weather and other natural or man-made disasters and the physical effects of climate change;

•We depend on the success of our future acquisitions and investments;

•We depend on our ability to reinvest cash in real estate investments in a timely manner and on acceptable terms;

•Competition for acquisitions may result in increased prices for properties;

•We depend on our ability to retain our management team and other personnel and attract suitable replacements should any such personnel leave;

•We are exposed to the risk that our assets may be subject to impairment charges;

•Our ability to raise capital through equity sales is dependent, in part, on the market price of our common stock, and our failure to meet market expectations with respect to our business, or other factors we do not control, could negatively impact such market price and availability of equity capital;

•Settlement provisions contained in any forward sales agreements we may have entered into could result in substantial dilution to our earnings per share or result in substantial cash payment obligations;

•In case of our bankruptcy or insolvency, any forward sales agreements in effect will automatically terminate, and we would not receive the expected proceeds from such forward sale of shares of our common stock;

•The United States (“U.S.”) federal income tax treatment of the cash that we might receive from cash settlement of our forward sales agreements is unclear and could jeopardize our ability to meet the real estate investment trust (‘REIT”) qualification requirements;

•We may need to refinance existing debt or incur additional debt in the future, which may not be available on terms acceptable to us;

•We have covenants related to our indebtedness which impose certain operational limitations, and a breach of those covenants could materially adversely affect our financial condition and results of operations;

•Downgrades in our credit ratings could have a material adverse effect on our cost and availability of capital;

•We rely on external sources of capital to fund future capital needs, and if we encounter difficulty in obtaining such capital, we may not be able to make future investments necessary to grow our business or meet maturing commitments;

•We depend on revenues derived mainly from fixed rate investments in real estate assets, while a portion of our debt used to finance those investments bears interest at variable rates, which subjects us to interest rate risk;

•We depend on the ability to continue to qualify for taxation as a REIT for U.S. federal income tax purposes;

•There are no assurances of our ability to pay dividends in the future;

•Complying with REIT requirements may cause us to forego otherwise attractive acquisition opportunities or liquidate otherwise attractive investments, which could materially hinder our performance;

•Our ownership of and relationship with any taxable REIT subsidiary (“TRS”) that we have formed or will form will be limited and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax;

•Actions of activist investors could be disruptive and potentially costly and the possibility that activist investors may seek changes that conflict with our strategic direction could cause uncertainty about the strategic direction of our business;

•Legislative, regulatory, or administrative changes could adversely affect us or our security holders;

•Adverse economic effects from international trade disputes (including threatened or implemented tariffs imposed by the United States and threatened or implemented tariffs imposed by foreign countries in retaliation) or similar events impacting economic activity could have a material adverse effect on our results of operations;

•We have ownership limits in our charter with respect to our common stock and other classes of capital stock which may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or might otherwise be in the best interests of our stockholders; and

•We are subject to certain provisions of Maryland law and our charter and bylaws that could hinder, delay or prevent a change in control transaction, even if the transaction involves a premium price for our common stock or our stockholders believe such transaction to be otherwise in their best interests.

See “Business” and “Risk Factors” under Part I, Item 1 and Item 1A, respectively, and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 and “Risk Factors” under Part II, Item 1A of this Quarterly Report on Form 10-Q for a further discussion of these risks and of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent therein. You should carefully consider these risks before making any investment decisions in the Company. These risks and uncertainties are not the only ones facing the Company. There may be additional risks that we do not presently know of and / or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition, results of operations, and / or cash flows could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose part or all of your investment. Given these risks and uncertainties, we can give no assurance that these forward-looking statements will, in fact, occur. We caution readers not to place undue reliance on such forward-looking statements, which speak only as of the dates made. We undertake no obligation to revise or update any of the forward-looking statements to reflect subsequent events or circumstances except to the extent required by applicable law.

Executive Overview

National Health Investors, Inc., established in 1991 as a Maryland corporation, is a self-managed REIT specializing in sale- leaseback, joint venture and mortgage and mezzanine financing of need-driven and discretionary senior housing and medical facility investments. We operate through two reportable segments: Real Estate Investments and SHOP. Our Real Estate Investments segment consists of real estate investments, leases, and mortgage and other notes receivable related to independent living facilities (“ILFs”), assisted living facilities (“ALFs”), entrance-fee communities (“EFCs”), senior living campuses (“SLCs”), skilled nursing facilities (“SNFs”) and hospitals (“HOSPs”). We fund our investments primarily through: (1) operating cash flows, (2) debt offerings, including revolving lines of credit and term loans, both unsecured and secured, and (3) sales of equity securities. Our SHOP segment is comprised of two ventures that own the operations of 15 ILFs that provide residential living and other services for residents and are operated on behalf of us by third-party property managers pursuant to the terms of separate management agreements. The third-party property managers, or related parties of the property managers, own equity interests in the respective ventures.

Real Estate Investments Portfolio

As of June 30, 2025, we had investments in real estate properties and mortgage and other notes receivable involving 197 facilities located in 32 states. These investments, comprised of 125 senior housing communities (“SHO”), 70 SNFs and two HOSPs, representing an aggregate gross carrying value of $2.7 billion, are rented under primarily triple-net leases to 31 tenants, and $270.4 million in aggregate carrying value of mortgage and other notes receivable investments, excluding credit loss reserves of $17.5 million due from 17 borrowers.

We classify all of the properties in our Real Estate Investments segment as either senior housing or medical facilities. Because our tenant leases represent different underlying revenue sources and result in differing credit risk profiles, we further classify our senior housing properties as either need-driven (ALFs and SLCs) or discretionary (ILFs and EFCs).

Senior Housing – Need-Driven includes ALFs and SLCs which primarily attract private payment for services from residents who require assistance with activities of daily living. Need-driven properties are subject to regulatory oversight.

Senior Housing – Discretionary includes ILFs and EFCs which primarily attract private payment for services from residents who are making the lifestyle choice of living in an age-restricted multi-family community that offers social programs, meals, housekeeping, and in some cases, access to healthcare services. Discretionary properties are subject to limited regulatory oversight. There is a correlation between demand for this type of community and the strength of the housing market.

Medical Facilities within our Real Estate Investments segment receive payment primarily from Medicare, Medicaid and health insurance. These properties include SNFs and HOSPs that attract patients who have a need for acute or complex medical attention, preventative medicine, or rehabilitation services. Medical properties are subject to federal and state regulatory oversight and, in the case of hospitals, Joint Commission accreditation.

Senior Housing Operating Portfolio

As of June 30, 2025, our SHOP segment was comprised of two consolidated ventures that own the underlying independent living operations of 15 ILFs located in eight states, with a combined total of 1,732 units. These ventures are consolidated in our financial statements, structured to comply with REIT requirements and utilize our TRS for activities that would otherwise be non-qualifying for REIT purposes. The properties owned by each of the SHOP ventures are operated by third-party property managers in exchange for a management fee from us, and as such, we are not directly exposed to the credit risk of the property managers in the same manner or to the same extent as we are related to our triple-net tenant leases. However, we rely on the property managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our communities efficiently and effectively. We also rely on the property managers to set appropriate resident fees and to operate our communities in compliance with the terms of our management agreements and all applicable laws and regulations.

The following tables summarize information as of and for the six months ended June 30, 2025 related to our investments portfolio, excluding $2.6 million for our corporate office and a credit loss reserve of $17.5 million ($ in thousands):

			Net
			Operating
	Number of	Number of	Income[1]	% of	Gross
	Properties	Beds / Units	(“NOI”)	Total NOI	Investment
Real Estate Investments Portfolio:
Real estate properties:
Senior housing - need-driven:
Assisted living facilities	87	4,821	$43,224	28.3%	$1,032,550
Senior living campuses	10	1,229	8,378	5.4%	250,482
Total senior housing - need-driven	97	6,050	51,602	33.7%	1,283,032
Senior housing - discretionary:
Independent living facilities	7	846	3,278	2.1%	100,419
Entrance fee communities	11	2,943	31,901	20.9%	750,640
Total senior housing - discretionary	18	3,789	35,179	23.0%	851,059
Total senior housing	115	9,839	86,781	56.7%	2,134,091
Medical facilities:
Skilled nursing facilities	65	8,524	43,797	28.7%	557,996
Hospitals	1	87	2,157	1.4%	42,298
Total medical facilities	66	8,611	45,954	30.1%	600,294
Dispositions	—	—	600	0.4%	—
Total real estate properties	181	18,450	133,335	87.2%	2,734,385

Mortgage and other notes receivable:
Senior housing - need-driven	9	655	3,689	2.4%	83,587
Senior housing - discretionary	1	251	1,219	0.8%	32,700
Skilled nursing facilities	5	611	1,609	1.1%	31,643
Hospitals	1	36	690	0.5%	21,487
Other notes	—	—	5,354	3.5%	100,987
Note payoffs	—	—	28	—%	—
Total mortgage and other
notes receivable	16	1,553	12,589	8.3%	270,404

SHOP Portfolio:
Independent living facilities	15	1,732	6,907	4.5%	360,840
Total portfolios	212	21,735	$152,831	100.0%	$3,365,629

1    Amounts exclude non-segment NOI and corporate NOI

	Number of		% of	Gross
	Properties	NOI[1]	Total NOI	Investment
Portfolio Summary:
Real estate investments	181	$133,335	87.2%	$2,734,385
Mortgage and other notes receivable	16	12,589	8.3%	270,404
SHOP	15	6,907	4.5%	360,840
Total portfolio	212	$152,831	100.0%	$3,365,629

Portfolio by Operator Type:
Public	60	$38,283	25.0%	$480,022
National chain (privately owned)	3	5,683	3.7%	172,385
Regional	127	96,478	63.1%	2,253,416
Small	7	4,852	3.3%	98,966
Dispositions	—	600	0.4%	—
Current year note payoffs	—	28	—%	—
Total real estate investments portfolio	197	145,924	95.5%	3,004,789
SHOP portfolio	15	6,907	4.5%	360,840
Total portfolio	212	$152,831	100.0%	$3,365,629

1    Amounts exclude non-segment NOI and corporate NOI

The following table provides a summary based on geographic concentrations of our NOI, excluding non-segment NOI and corporate NOI ($ in thousands):

	Six Months Ended June 30,
	2025	2024
South Carolina	$18,462	$17,514
Texas	16,098	15,746
Florida	13,611	13,558
North Carolina	11,881	5,752
Tennessee	9,706	9,963
All others	83,073	77,458
Total	$152,831	$139,991

The operators of facilities in our Real Estate Investments portfolio that provided 3% or more individually, and 55% collectively, of our total revenues for the six months ended June 30, 2025 were: Bickford Senior Living (“Bickford”); Encore Senior Living; Health Services Management; NHC; Senior Living Communities, LLC (“Senior Living”); Spring Arbor Senior Living (“Spring Arbor”) and The Ensign Group.

As of June 30, 2025, our average effective annualized NOI for leased properties in our Real Estate Investments segment was $10,087 per bed for SNFs, $13,395 per unit for SLCs, $18,950 per unit for ALFs, $7,437 per unit for ILFs, $21,687 per unit for EFCs and $49,434 per bed for HOSPs. As of June 30, 2025, our average effective annualized NOI for our SHOP segment was $8,824 per unit.

Substantially all of our revenues and sources of cash flows from operations are related to rent paid under operating leases for real estate, revenues from resident agreements and interest income from mortgage and other notes receivable. These revenues are the primary sources of liquidity to fund our distributions to stockholders, the amounts of which depend on the performance of the operators and property managers of our facilities. Operating difficulties experienced by our operators and property managers could have a material adverse effect on their ability to meet financial and other contractual obligations to us, and therefore may negatively impact our results of operations. We monitor each operator’s performance through periodic reviews of operating results and covenant compliance for each facility and through property inspections, among other activities.

New Tax Legislation

Effective July 4, 2025, certain changes to U.S. tax law were approved that impact us and our stockholders. Among other changes, this legislation (i) permanently extended the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers under Section 199A of the Internal Revenue Code, (ii) increased the percentage limit under the REIT asset test applicable to TRSs from 20% to 25% for taxable years beginning after December 31, 2025, and (iii) increases the base on which the 30% interest deduction limit under Section 163(j) of the Internal Revenue Code applies by excluding depreciation, amortization and depletion from the definition of “adjusted taxable income” (i.e. based on EBITDA rather than EBIT) for taxable years beginning after December 31, 2024.

Recent Investments Activity

Asset Acquisitions

During the six months ended June 30, 2025, we completed the following real estate acquisitions within our Real Estate Investments segment ($ in thousands):

		Number of	Asset		Buildings and
Operator	Period	Properties	Class	Land	Improvements	Total
Generations, LLC	Q1 2025	1	SLC	$3,062	$18,138	$21,200
Mainstay Healthcare[1]	Q1 2025	1	ALF	2,864	5,736	8,600
Juniper Communities, LLC	Q1 2025	1	ALF	4,154	42,130	46,284
Agemark Senior Living	Q2 2025	6	ALF	7,461	56,039	63,500
				$17,541	$122,043	$139,584

1    This property was acquired in a deed in lieu of foreclosure transaction with Senior Living Management to satisfy the repayment of its $10.0 million mortgage with us. See “Cash Basis Tenants” below.

In January 2025, we acquired a 108-unit assisted living and memory care community in Montrose, Colorado. The acquisition price was $21.2 million, including $0.2 million in closing costs. The property is leased pursuant to a 10-year triple-net lease, which includes two five-year extension options and has an initial lease rate of 8.0% with fixed annual escalators of 2.0%.

In March 2025, we acquired a 120-unit assisted living and memory care community in Bergen County, New Jersey. The acquisition price was $46.3 million, including $0.3 million in closing costs. The property is leased pursuant to a 15-year triple-net lease, which includes two five-year extension options and has an initial lease rate of 8.0% with fixed annual escalators of 2.0%. The lease includes a $0.8 million capital improvement commitment, which will be added to the respective lease base, if funded.

In April 2025, we acquired a portfolio of six memory care communities located in Nebraska for a total purchase price of $63.5 million, including $0.3 million in closing costs. The portfolio of properties is leased pursuant to a 15-year triple-net master lease, which includes two five-year extension options and has an initial lease rate of 8.0% with fixed annual escalators of 2.0%.

Vizion Health Loan Amendment

In March 2025, we amended a mezzanine loan agreement with affiliates of Vizion Health providing for additional funding of $5.4 million. The outstanding principal balance of the loan was $17.7 million as of June 30, 2025. The amendment to the loan agreement provides for an annual interest rate of 9.2% as of June 30, 2025 and a maturity date in May 2028.

Construction Loan

In May 2025, we entered into an agreement to fund up to $28.0 million for the development of an 84-unit assisted living and memory care facility in Wyoming, Michigan to be operated by Encore Senior Living. The loan agreement provides for an annual interest rate of 9.0% and a maturity date in April 2030. As of June 30, 2025, no amounts have been drawn on this loan.

Senior Living Management

In May 2025, we received $2.5 million as a partial repayment of the unsecured loan due from Senior Living Management (“SLM”) that is classified as non-performing. This repayment resulted in a $1.3 million reduction of the credit loss reserve on this loan and the related credit loss expense in the second quarter of 2025. The remaining principal amount due on this loan was $12.0 million as of June 30, 2025.

Third Quarter of 2025 Investments Activity

Effective August 1, 2025, we entered into a lease termination agreement for our triple-net master lease with a related party of Discovery for a portfolio of six senior housing properties held in the consolidated real estate partnership with Discovery Senior Housing Investor XXIV, LLC, which requires the Discovery tenant to pay us approximately $3.3 million. We recorded a $9.0 million write off of the related straight-line rent receivable in the third quarter of 2025. Additionally, on August 1, 2025, we purchased the remaining 2.0% noncontrolling equity interest in the real estate partnership for a nominal amount.

Concurrently with the activities above, we transitioned this portfolio from our Real Estate Investments segment into our SHOP segment under a management agreement with a new operator. Reference Note 5 to the condensed consolidated financial statements included in this report for additional information. The aggregate net carrying value of these real estate properties was $125.7 million on our condensed consolidated balance sheet as of June 30, 2025. We recognized rental income of $1.2 million and $2.8 million during the three and six months ended June 30, 2025, respectively, and $1.5 million and $3.1 million during the three and six months ended June 30, 2024, respectively, in our condensed consolidated statements of income related to this triple-net master lease.

Also, effective August 1, 2025, we terminated a triple-net lease with an affiliate of Discovery for an ILF in Tulsa, Oklahoma. We recorded a $3.2 million write off of the related straight-line rent receivable in the third quarter of 2025. Concurrently with the termination, we transitioned this property from our Real Estate Investments segment to the existing Discovery venture in our SHOP segment. Reference Note 5 for additional information. As of June 30, 2025, the net carrying value of this property was $28.0 million on our condensed consolidated balance sheet. We recognized rental income of $0.7 million and $1.4 million during the three and six months ended June 30, 2025, respectively, and $0.7 million and $1.4 million during the three and six months ended June 30, 2024, respectively, in our condensed consolidated statements of income related to this triple-net lease.

Tenant Leases

Our tenant leases are typically structured as triple-net leases and relate to single-tenant properties having an initial lease term of 10 to 15 years with one or more five-year extension options. As such, there may be reporting periods in which we experience few, if any, lease renewals or expirations. During the six months ended June 30, 2025, we did not have any significant renewing or expiring leases. Most of our existing leases contain annual rent escalators. For financial statement purposes, rental income is recognized on a straight-line basis over the respective term of the lease.

Tenant Purchase and Sale Agreement

We lease a senior living community that is subject to an outstanding purchase and sale agreement for the tenant to acquire the property for approximately $39.0 million. The purchase and sale agreement, as amended, expires in October 2025. The property was classified as a held and used asset on our condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024. During each of the three and six months ended June 30, 2025 and 2024, we recognized $0.7 million and $1.4 million, respectively, of rental income related to the existing triple-net lease at this property, which expires in July 2027. The property will be reclassified to assets held for sale when the sale becomes probable, including when the tenant demonstrates its ability to obtain sufficient financing to close on the sale of the property within the terms of the purchase and sale agreement. As of June 30, 2025, the net carrying value of this real estate property was $18.8 million on our condensed consolidated balance sheet.

Tenant Purchase Options

Certain of our leases contain purchase options allowing tenants to acquire the leased properties at a fixed base price, a fixed base price plus a specified share in any appreciation of the property or a fixed minimum internal rate of return on our investment. As of June 30, 2025, tenants had purchase options on four of our properties, representing an aggregate net carrying value of $76.0 million, which have individual exercise dates between 2028 and 2031. Rental income from these properties with tenant purchase options totaled $2.5 million and $5.0 million for the three and six months ended June 30, 2025, respectively, and $2.0 million and $3.8 million for the three and six months ended June 30, 2024, respectively.

We cannot reasonably estimate at this time the probability that any purchase options will be exercised in the future. Consideration to be received from the exercise of any tenant purchase option is expected to exceed the respective net carrying values of the properties at the time of sale.

Tenant Concentrations

The following table presents information related to concentrations of tenants, or affiliates of tenants, in our Real Estate Investments segment that exceed 10% of our consolidated revenues, excluding $2.6 million for our corporate office, a credit loss reserve of $17.5 million and $360.8 million in real estate assets for the SHOP segment ($ in thousands):

				Six Months Ended June 30,
	June 30, 2025			2025		2024
	Asset	Real Estate	Mortgages		% of		% of
	Class	Properties	and Notes	Revenues[1]	Total	Revenues[1]	Total
Senior Living	EFC	$577,865	$46,700	$27,447	15%	$26,406	16%
Bickford	ALF	429,495	16,017	21,318	12%	20,691	12%
NHC	SNF	133,770	—	20,614	11%	20,836	13%
All others, net	Various	1,593,255	207,687	76,622	43%	66,369	40%
Escrow funds received from tenants for
property operating expenses	Various	—	—	5,801	3%	5,535	3%
Total tenant concentrations		$2,734,385	$270,404	151,802	84%	139,837	84%
Resident fees and services[2]				28,156	16%	26,645	16%
Total revenues				$179,958	100%	$166,482	100%

1    Amounts include interest income from mortgage and other notes receivable and rental income from real estate properties classified as assets held for sale.
2    There are no tenant concentration in revenues from resident fees and services because the related agreements are with individual residents.

For the six months ended June 30, 2025 and 2024, we recognized straight-line rent revenue of $(0.4) million and $(0.5) million, respectively, and interest income of $1.8 million and $1.8 million, respectively, related to our Senior Living investments. We recognized straight-line rent revenue of $0.3 million and $0.1 million related to NHC for the six months ended June 30, 2025 and 2024, respectively. We recognized interest income of $1.3 million and $1.4 million for the six months ended June 30, 2025 and 2024, respectively, related to our loans with Bickford. Reference Notes 3 and 4 to the condensed consolidated financial statements included in this report for additional information.

Senior Living

As of June 30, 2025, we leased ten retirement communities to Senior Living. We have provided a $15.0 million revolving line of credit to Senior Living whose borrowings under the revolver are to be used for working capital needs and to finance construction projects within its portfolio, including building additional units at existing facilities. The revolver matures in December 2031, which is also when the Senior Living leases mature. As of June 30, 2025, the outstanding balance on the revolver was $14.0 million and bore an annual interest rate of 8.0%.

Bickford

As of June 30, 2025, we leased 38 facilities to Bickford under four master leases. Bickford has been on the cash basis of revenue recognition since the second quarter of 2022 based upon information we obtained from Bickford regarding its financial condition that has raised substantial doubt as to its ability to continue as a going concern.

NHC

The master lease for the three ILFs and 32 SNFs leased to NHC expires on December 31, 2026. The master lease contains two five-year extension options at a fair market rental value as negotiated between the parties. We have engaged Blueprint Healthcare Real Estate Advisors, a national advisory firm focused on skilled nursing and senior housing, to assist with underwriting, diligence, and market analysis with respect to the master lease renewal.

Cash Basis Tenants

We had two tenants, including Bickford, on the cash basis of accounting for revenue recognition during the three and six months ended June 30, 2025 for their leasing arrangements with us based on our assessment of each tenant’s ability to satisfy its contractual obligations under the terms of the respective leases. During the three and six months ended June 30, 2024, we had three tenants, including Bickford, on the cash basis of accounting for revenue recognition related to their leasing arrangements with us.

Lease payments received from cash basis tenants were as follows ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Bickford	$9,993	$9,946	$19,977	$19,310
All others	1,482	5,142	2,962	7,544
Total	$11,475	$15,088	$22,939	$26,854

Bickford

Reference the section on “Tenant Concentrations” above.

Senior Living Management

SLM was a cash basis tenant from 2022 until January 1, 2025 when the remaining two properties leased to SLM were transitioned to a new operator who had been serving as the interim manager of the properties. Concurrently with this transaction, we executed a 15-year triple-net master lease with the new operator, which includes two five-year extension options. This master lease has approximately $1.1 million in annual contractual lease payments with fixed annual escalators of 2.0%.

In February 2025, we acquired an assisted living facility in Oviedo, Florida upon the execution of a deed in lieu of foreclosure agreement in settlement of a $10.0 million non-performing mortgage with SLM. Reference Note 4 for additional information on the note receivable. We recorded the acquired real estate property at its estimated fair value of $8.6 million, which represented the net carrying value of the mortgage at the time of closing of the deed in lieu of foreclosure transaction. Concurrently, we executed a new lease of the acquired property with the operator who was serving as the interim manager of the property. This lease has approximately $0.7 million in annual contractual lease payments.

Occupancy

The following table summarizes the average portfolio occupancy for Senior Living, Bickford and SHOP for the periods indicated, excluding any development properties operating less than 24 months, notes receivable and properties transitioned to new tenants or disposed.

	Number of
	Properties	Q1 2024	Q2 2024	Q3 2024	Q4 2024	Q1 2025	Q2 2025
Senior Living	10	82.8%	83.1%	83.0%	83.8%	84.3%	83.9%
Bickford	38	85.8%	85.4%	86.2%	87.3%	85.0%	85.2%
SHOP	15	85.3%	87.0%	88.6%	89.4%	89.2%	89.1%

Tenant Monitoring

Our operators report to us the results of their operations on a periodic basis, which we in turn subject to further analysis as a means of monitoring potential credit risks within our portfolio. We have identified EBITDARM, which is calculated as earnings before interest, taxes, depreciation, amortization, rent and management fees, as a primary performance measure for our tenants, based on results they have reported to us. We believe EBITDARM is useful in our most fundamental analyses, as it is a property-level measure of an operator’s success, by eliminating the effects of the operator’s method of acquiring the use of its assets (interest and rent), its non-cash expenses (depreciation and amortization), and expenses that are dependent on its level of success (income taxes), and also excluding the effect of the operator’s payment of its management fees, as typically those fees are contractually subordinate to our lease payment. For operators of our EFCs, our calculation of EBITDARM includes other cash flow adjustments typical of the industry which may include, but are not limited to, net cash flows from entrance fees, amortization of deferred entrance fees, adjustments for tenant rent obligations, and management fee true-ups. The eliminations and adjustments reflect covenants in our leases and provide a comparable basis for assessing our various relationships.

We believe that EBITDARM is a useful way to analyze the cash potential of a group of assets. From EBITDARM, we calculate a coverage ratio (EBITDARM / cash rent) measuring the ability of the operator to meet its monthly obligations. In addition to EBITDARM and the coverage ratio, we rely on a careful balance sheet analysis and other analytical procedures to help us identify potential areas of concern relative to our operators’ ability to generate sufficient liquidity to meet their obligations, including their obligation to continue to pay the amount due to us. Typical among our operators is a varying lag in reporting to us the results of their operations. Across our portfolio, however, our operators report their results, typically within either 30 or 45 days and at the latest, within 90 days of month’s end. For computational purposes, we exclude mortgage and other notes receivable, and development and lease-up properties that have been in operation less than 24 months. For stabilized acquisitions in the portfolio less than 24 months and renewing leases with changes in scheduled rent, we include pro forma cash rent. Same-store portfolio coverage, when presented herein, excludes properties that have transitioned operators in the past 24 months or assets subsequently sold except as noted.

The results of our coverage ratio analysis are presented below on a trailing 12-month basis as of March 31, 2025 and 2024 (the most recent periods available):

Real Estate Investments Portfolio[1]

	Senior		Medical
Property Type:	Housing	SNF	Non-SNF	Total
Number of Properties:	112	68	1	181
Q1 2024 Coverage	1.46x	2.97x	3.27x	2.01x
Q1 2024 Occupancy	84.5%	81.9%	80.4%	83.2%
Q1 2025 Coverage	1.54x	3.04x	2.72x	2.06x
Q1 2025 Occupancy	86.3%	83.9%	77.5%	85.1%

				Discretionary
		Need-Driven		(Excluding		Medical
	Need-	(Excluding		Senior		(Excluding
Property Class:	Driven	Bickford)	Discretionary	Living	Medical	NHC)
Number of Properties:	98	60	14	5	69	34
Q1 2024 Coverage	1.35x	1.17x	1.60x	1.84x	2.98x	2.20x
Q1 2024 Occupancy	85.0%	85.4%	83.6%	85.1%	81.9%	74.3%
Q1 2025 Coverage	1.42x	1.29x	1.71x	2.19x	3.03x	2.19x
Q1 2025 Occupancy	86.5%	86.8%	86.0%	88.6%	83.8%	78.0%

		Senior
Customers:	NHC[2]	Living	Bickford[3]
Number of Properties:	35	10	38
Q1 2024 Coverage	3.96x	1.49x	1.71x
Q1 2024 Occupancy	88.2%	81.9%	84.2%
Q1 2025 Coverage	4.16x	1.49x	1.66x
Q1 2025 Occupancy	88.8%	83.5%	86.0%

1    All tables are based on trailing 12-month data, excluding transitioned properties with cash-basis tenant leases, mortgage and other notes and development and lease-up properties operating less than 24 months, and including pro forma cash inflow from lease payments for stabilized acquisitions in the portfolio less than 24 months.
2     NHC Fixed Charge Coverage Ratio and displayed occupancies are shown at a consolidated level. The occupancies for the SNF portfolio are reported only based on data from NHC’s public filings.
3    Bickford’s coverages, including the pro forma impact of coverages at the increased rent, effective April 2024, are 1.66x and 1.55x for the trailing 12 months ended March 31, 2025 and 2024, respectively. Including the April 2024 rent increase and rent deferral repayments, Bickford’s pro forma coverages were 1.46x and 1.36x for the trailing 12 months ended March 31, 2025 and 2024, respectively.

Fluctuations in portfolio coverage are a result of market and economic trends, local market competition, and regulatory factors, as well as the operational success of our tenants. We use the results of individual leases to inform our decision making with respect to specific tenants, but trends described above by property type and operator bear analysis. For many of the affected operators, as is typical of our portfolio in general. We have security deposits in place and / or corporate guarantees should actual cash rental shortfalls eventually materialize. In certain instances, our operators may increase their security deposits with us in an amount equal to the coverage shortfall, and, upon subsequent compliance with the required lease coverage ratio, the operator would then be entitled to a full refund. The sufficiency of credit enhancements, such as tenant deposits and guarantees, as a protection against economic downturn are a focus as we monitor economic and financial conditions. The metrics presented in the tables above do not reflect the presence of these security deposits.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Impairment of Long-Lived Assets

During the three and six months ended June 30, 2025, we did not recognize any impairment charges. During each of the three and six months ended June 30, 2024, we recognized an impairment charge of $0.7 million on one property in our Real Estate Investments segment, which was reclassified to assets held for sale in the second quarter of 2024. This property was subsequently sold in the fourth quarter of 2024.

Write-downs of Real Estate Properties, Mortgage and Other Notes Receivable

In addition to inflation risk and the potential for increased interest rates, our tenants and borrowers experience periods of significant financial pressures and difficulties similar to those encountered by other healthcare operators. We have no significant intangible assets recognized on our condensed consolidated balance sheet as of June 30, 2025 that would require assessment for impairment.

We have established credit loss reserves of $17.5 million for estimated credit losses on our mortgage and other notes receivable and a liability of $0.1 million for estimated credit losses on unfunded loan commitments as of June 30, 2025. We evaluate these estimates on a quarterly basis and make adjustments based on current circumstances as considered necessary.

We believe that the net carrying amounts of our real estate properties are recoverable and that mortgage and other notes receivable, net of credit loss reserves, are realizable and supported by the value of the underlying collateral. However, it is possible that future events could require us to make significant adjustments to our carrying amounts. Reference Notes 3 and 4 to the condensed consolidated financial statements included in this report.

Results of Operations

The significant items affecting revenues and expenses are described below ($ in thousands):

	Three Months Ended
	June 30,		Variance
	2025	2024	$	%
Revenues:
Rental income:
ALFs leased to Spring Arbor	$2,496	$—	$2,496	NM
ALFs leased to Agemark Senior Living	1,270	—	1,270	NM
ALF leased to Juniper Senior Living	920	—	920	NM
SLC leased to Generations, LLC	424	—	424	NM
ALFs leased to Encore Senior Living	2,248	1,454	794	54.6%
SNFs leased to Chancellor	1,183	2,387	(1,204)	(50.4)%
Other new and existing leases	58,206	56,052	2,154	3.8%
Dispositions	300	2,575	(2,275)	(88.3)%
	67,047	62,468	4,579	7.3%
Straight-line rent adjustments	1,034	1,213	(179)	(14.8)%
Amortization of lease incentives	(725)	(723)	(2)	0.3%
Escrow funds received from tenants for
property operating expenses	2,914	2,802	112	4.0%
Total rental income	70,270	65,760	4,510	6.9%
Resident fees and services	14,217	13,390	827	6.2%
Interest income and other:
Capital Funding Group	1,768	1,432	336	23.5%
The Sanders Trust, LLC	430	—	430	NM
Note payoffs	—	247	(247)	(100.0)%
Other new and existing mortgages and notes	3,942	4,065	(123)	(3.0)%
Total interest income	6,140	5,744	396	6.9%
Other income	35	76	(41)	(53.9)%
Total revenues	90,662	84,970	5,692	6.7%
Expenses:
Depreciation:
ALFs leased to Spring Arbor	845	—	845	NM
ALFs leased to Agemark Senior Living	436	—	436	NM
ALF leased to Juniper Senior Living	344	—	344	NM
Current year dispositions and assets held for sale	—	161	(161)	(100.0)%
Other new and existing real estate assets	18,293	17,329	964	5.6%
Total depreciation	19,918	17,490	2,428	13.9%
Interest	15,001	14,854	147	1.0%
Senior housing operating expenses	10,396	10,437	(41)	(0.4)%
Legal	1,095	165	930	NM
Proxy contest and related expenses	1,308	—	1,308	NM
Taxes and insurance on leased properties	2,914	2,802	112	4.0%
Loan and realty (gains) losses, net	(1,393)	1,106	(2,499)	NM
Other expenses	6,368	4,917	1,451	29.5%
Total expenses	55,607	51,771	3,836	7.4%
Gains on sales of real estate properties, net	110	1,517	(1,407)	(92.7)%
Gains from equity method investment	1,524	236	1,288	NM
Net income	36,689	34,952	1,737	5.0%
Add: Net loss attributable to noncontrolling interests	298	304	(6)	(2.0)%
Net income attributable to stockholders	36,987	35,256	1,731	4.9%
Less: Net income attributable to unvested restricted
stock awards	(49)	(29)	(20)	69.0%
Net income attributable to common stockholders	$36,938	$35,227	$1,711	4.9%

NM Not meaningful

Financial highlights for the three months ended June 30, 2025, compared to the same period of 2024, were as follows:

•Rental income increased $4.5 million, or 6.9%, primarily as a result of new investments funded since June 2024, partially offset by real estate properties disposed of since June 2024. Rent received from cash basis tenants decreased $3.6 million primarily due to a $2.5 million lump sum payment received in the prior year period. Reference Note 3 to the condensed consolidated financial statements included in this report.

•Escrow funds received for reimbursement of property operating expenses totaled $2.9 million for the three months ended June 30, 2025, compared to $2.8 million for the three months ended June 30, 2024, and are reflected as a component of rental income. The related property operating expenses are recognized in taxes and insurance on leased properties in our condensed consolidated statements of income. The increase in the reimbursement income and corresponding property operating expenses is due to increased amounts received from tenants and expenses paid on their behalf.

•Resident fees and services, less senior housing operating expenses, increased $0.9 million, or 29.4%, primarily due to increased revenues from higher occupancy and revenue per occupied room in our SHOP segment in the current period. Reference Note 5 to the condensed consolidated financial statements included in this report.

•Interest income from mortgage and other notes receivable increased $0.4 million, or 6.9%, primarily due to new and existing loan fundings, net of paydowns on loans, since the end of the second quarter of 2024.

•Legal expenses increased $0.9 million primarily due to costs incurred in the current period related to the transition of real estate properties leased to Discovery into the SHOP segment which was completed on August 1, 2025. Reference Note 5 to the condensed consolidated financial statements included in this report.

•Proxy contest and related expenses represent proxy advisory costs incurred related to our response to a proxy campaign associated with our 2025 annual stockholders meeting. There were no similar costs incurred during the three months ended June 30, 2024.

•Loan and realty (gains) losses, net, was a net gain of $1.4 million for the three months ended June 30, 2025 compared to a net loss of $1.1 million in the three months ended June 30, 2024. The change of $2.5 million was primarily due to a reduction of $1.8 million in our credit loss reserves during the three months ended June 30, 2025, a real estate impairment charge of $0.7 million in the three months ended June 30, 2024 on one property in our Real Estate Investments segment and an increase of $0.5 million in our credit loss reserves in the three months ended June 30, 2024. There were no impairment charges incurred during the three months ended June 30, 2025.

•Other expenses increased $1.5 million primarily due to higher salaries and benefits costs, including an increase in share-based compensation expense of $0.4 million.

•Gains on sales of real estate properties, net, decreased $1.4 million, which was due to the disposition of two properties in the Real Estate Investments segment during the three months ended June 30, 2024.

•Gains from equity method investment increased $1.3 million due to an increase in the cash distributions received related to our Timber Ridge Opco investment during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Reference Note 6 to the condensed consolidated financial statements included in this report.

	Six Months Ended
	June 30,		Variance
	2025	2024	$	%
Revenues:
Rental income:
ALFs leased to Encore Senior Living	$4,473	$2,737	$1,736	63.4%
ALFs leased to Spring Arbor	4,992	—	4,992	NM
ALFs leased to Bickford	19,977	19,178	799	4.2%
ALFs leased to Agemark Senior Living	1,270	—	1,270	NM
SNFs leased to Chancellor	2,362	3,665	(1,303)	(35.6)%
SLC leased to Generations, LLC	777	—	777	NM
ALF leased to Juniper Senior Living	1,104	—	1,104	NM
Other new and existing leases	96,786	93,463	3,323	3.6%
Dispositions and assets held for sale	600	3,910	(3,310)	(84.7)%
	132,341	122,953	9,388	7.6%
Straight-line rent adjustments, new and existing leases	2,444	905	1,539	NM
Amortization of lease incentives	(1,450)	(1,446)	(4)	0.3%
Escrow funds received from tenants for
property operating expenses	5,801	5,535	266	4.8%
Total rental income	139,136	127,947	11,189	8.7%
Resident fees and services	28,156	26,645	1,511	5.7%
Interest income and other:
Capital Funding Group	3,871	2,864	1,007	35.2%
The Sanders Trust, LLC	690	—	690	NM
Loan payoffs	28	753	(725)	(96.3)%
Other new and existing mortgages and notes	8,000	8,068	(68)	(0.8)%
Total interest income	12,589	11,685	904	7.7%
Other income	77	205	(128)	(62.4)%
Total revenues	179,958	166,482	13,476	8.1%
Expenses:
Depreciation:
ALFs leased to Spring Arbor	1,690	—	1,690	NM
ALFs leased to Agemark Senior Living	436	—	436	NM
ALF leased to Juniper Senior Living	458	—	458	NM
SHOP depreciation	5,569	4,927	642	13.0%
Dispositions and assets held for sale	—	409	(409)	(100.0)%
Other new and existing assets	30,922	29,659	1,263	4.3%
Total depreciation	39,075	34,995	4,080	11.7%
Interest	29,338	29,723	(385)	(1.3)%
Senior housing operating expenses	21,249	20,751	498	2.4%
Legal	2,521	400	2,121	NM
Proxy contest and related expenses	1,572	—	1,572	NM
Taxes and insurance on leased properties	5,801	5,535	266	4.8%
Loan and realty (gains) losses, net	(1,407)	1,116	(2,523)	NM
Other expenses	13,466	10,371	3,095	29.8%
Total expenses	111,615	102,891	8,724	8.5%
Gains on sales of real estate properties, net	224	1,617	(1,393)	(86.1)%
Gains from equity method investment	1,939	402	1,537	NM
Net income	70,506	65,610	4,896	7.5%
Add: Net loss attributable to noncontrolling interests	646	593	53	8.9%
Net income attributable to stockholders	71,152	66,203	4,949	7.5%
Less: Net income attributable to unvested restricted
stock awards	(101)	(61)	(40)	65.6%
Net income attributable to common stockholders	$71,051	$66,142	$4,909	7.4%

NM Not meaningful

Financial highlights for the six months ended June 30, 2025, compared to the same period in 2024, were as follows:

•Rental income increased $11.2 million, or 8.7%, primarily as a result of new investments funded since June 2024 partially offset by real estate properties disposed of since June 2024. Rent received from cash basis tenants decreased $3.9 million primarily due to a $2.5 million lump sum payment received in the prior year period. Reference Note 3 to the condensed consolidated financial statements included in this report.

•Escrow funds received for reimbursement of property operating expenses totaled $5.8 million for the six months ended June 30, 2025, compared to $5.5 million for the six months ended June 30, 2024, and are reflected as a component of rental income. The increase in the reimbursement income and corresponding property operating expenses is due to increased amounts received from tenants and expenses paid on their behalf.

•Resident fees and services less senior housing operating expenses increased $1.0 million, or 17.2%, primarily due to increased revenues from higher occupancy and revenues per occupied room in our SHOP segment in the current period. Reference Note 5 to the condensed consolidated financial statements included in this report.

•Interest income from mortgage and other notes receivable increased $0.9 million, or 7.7%, primarily due to new and existing loan fundings, net of paydowns on loans since the end of the second quarter of 2024.

•Legal expenses increased $2.1 million primarily from fees incurred related to a large SHOP transaction that did not materialize totaling $1.2 million and due to costs incurred in the current period related to the transition of real estate properties leased to Discovery into the SHOP segment which was completed on August 1, 2025. Reference Note 5 to the condensed consolidated financial statements included in this report.

•Proxy contest and related expense represent proxy advisory costs incurred related to our response to a proxy campaign associated with our 2025 annual stockholders meeting. There were no similar costs incurred during the six months ended June 30, 2024.

•Loan and realty (gains) losses, net, was a net gain of $1.4 million for the six months ended June 30, 2025 compared to a net loss of $1.1 million in the six months ended June 30, 2024. The change of $2.5 million was primarily due to a decrease in the credit loss reserve of $1.9 million in the six months ended June 30, 2025 and a real estate impairment charge of $0.7 million on one property in our Real Estate Investments segment in the prior year period.

•Other expenses increased $3.1 million for the six months ended June 30, 2025 as compared to the same period in the prior year primarily due to higher salaries and benefits costs, including a $0.8 million increase in share-based compensation expense, and due to the timing of $0.5 million in refunds of franchise taxes in the prior year period.

•Gains on sales of real estate properties, net, decreased $1.4 million for the six months ended June 30, 2025 as compared to the same period in the prior year primarily due to the sale of two properties in the prior year period.

•Gains from equity method investment increased $1.5 million due to an increase in the cash distributions received related to our Timber Ridge Opco investment during the six months ended June 30, 2025 as compared to the same period in the prior year. Reference Note 6 to the condensed consolidated financial statements included in this report.

Liquidity and Capital Resources

As of June 30, 2025, we had $322.0 million available to draw on our $700.0 million revolving credit facility, $18.6 million in unrestricted cash and cash equivalents, the ability to access $102.3 million of undrawn net proceeds through ATM forward sales agreements and the ability to access $315.8 million through the issuance of common stock under our at-the-market (“ATM”) equity program. In addition, we maintain an effective automatic shelf registration statement through which capital could be raised through the issuance of additional debt and / or equity securities.

Sources and Uses of Funds

Our primary sources of cash include lease payments from tenants, receipts from residents, principal and interest payments on mortgage and other notes, proceeds from the sales of real estate properties, net proceeds from offerings of equity securities and borrowings from our Credit Facility. Our primary uses of cash include principal and interest payments on our debt, new investments in real estate properties, mortgage and other notes, dividend distributions to our stockholders, operating expenses of our SHOP ventures and general corporate overhead expenses.

These sources and uses of cash are reflected in our condensed consolidated statements of cash flows included in this report and have been summarized below for the periods indicated ($ in thousands):

	Six Months Ended
	June 30,		Variance
	2025	2024	$	%
Cash, cash equivalents and restricted cash
at the beginning of the period	$26,502	$24,617	$1,885	7.7%
Net cash provided by operating activities	106,295	101,566	4,729	4.7%
Net cash used in investing activities	(123,785)	(29,544)	(94,241)	NM
Net cash provided by (used in) financing activities	10,311	(79,736)	90,047	NM
Cash, cash equivalents and restricted cash
at the end of the period	$19,323	$16,903	$2,420	14.3%

NM Not meaningful

Operating Activities – Net cash provided by operating activities for the six months ended June 30, 2025 includes new investments completed, the SHOP ventures, lease payment collections arising from rent escalators on existing leases and interest payments on new real estate and note investments completed.

Investing Activities – Net cash used in investing activities for the six months ended June 30, 2025 was comprised primarily of $161.5 million of acquisitions of real estate properties, investments in mortgage and other notes and renovations to existing properties, partially offset by the collection of principal on mortgage and other notes receivable.

Financing Activities – Net cash provided by financing activities for the six months ended June 30, 2025 differed from the same period in 2024 primarily due to $123.5 million in proceeds from issuance of common shares, net, and a $28.3 million increase in net borrowings.

Debt Obligations

As of June 30, 2025, we had $1.1 billion of outstanding indebtedness. Reference Note 8 to the condensed consolidated financial statements included in this report for additional information about our debt instruments and reference Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” in this report for more details on the impact of interest rate risk.

Revolving Credit Facility and Bank Term Loan - We have a $700.0 million unsecured revolving credit facility (the “Credit Facility”), which was amended and restated in October 2024 to extend the maturity date from March 2026 to October 2028, which may be further extended by us pursuant to (i) one or both of the two six-month extension options or (ii) one 12-month extension option. Borrowings under the Credit Facility bear interest, at our election, at one of the following (a) Term Secured Overnight Financing Rate (“SOFR”) (plus a credit spread adjustment) plus a margin ranging from 0.725% to 1.40%, (b) Daily SOFR (plus a credit spread adjustment) plus a margin ranging from 0.725% to 1.40% or (c) the base rate plus a margin ranging from 0.00% to 0.40%. In each election, the actual margin is determined according to our credit ratings. The base rate means, for any day, a fluctuating rate per annum equal to the highest of (x) the agent’s prime rate, (y) the federal funds rate on such day plus 0.50% or (z) the adjusted Term SOFR for a one-month tenor in effect on such day plus 1.00%. In addition, the Credit Facility requires a facility fee equal to 0.125% to 0.30%, based on our credit rating on the $700.0 million committed capacity, without regard to usage.

The Credit Facility requires that we calculate specified financial statement metrics and meet or exceed certain financial ratios, which are usual and customary in nature. These ratios are calculated quarterly and, as of June 30, 2025, we were within the required limits. The calculation of our leverage ratio involves intermediate determinations of our “total indebtedness” and of our “total asset value,” as defined in the Credit Facility.

We have a $200.0 million unsecured term loan (the “2025 Term Loan”) that bears interest at a variable rate which is SOFR-based with a margin determined according to our credit ratings plus a 0.10% credit spread adjustment. In April 2025, we exercised one of our two six-month options to extend the maturity date to December 2025.

Concurrently with the amendment and restatement of our Credit Facility, we amended the 2025 Term Loan to, among other things, modify the representations, covenants, financial covenants, and events of default to align with the same provisions in the Credit Facility.

As of June 30, 2025, the Credit Facility and 2025 Term Loan each bore interest at a rate of one-month Term SOFR (plus a 10 basis points (“bps”) credit spread adjustment), plus 105 bps and 125 bps, based on our debt ratings, or 5.44% on the Credit Facility and 5.67% on the 2025 Term Loan. The facility fee was 25 bps per annum. As of July 31, 2025, we had $405.0 million outstanding on our Credit Facility.

We have provided summary information in the table below on the current SOFR credit spread adjustments and facility fee for our Credit Facility and the 2025 Term Loan reflecting our ratings compliance based on the applicable margin for SOFR loans with a debt rating of BBB-/Baa3:

	SOFR Credit Spread Adjustments
	Credit	Credit	2025
Debt Ratings	Facility	Facility Fee	Term Loan
A+/A1	0.725%	0.125%	0.75%
A/A2	0.725%	0.125%	0.80%
A-/A3	0.725%	0.125%	0.85%
BBB+/Baa1	0.775%	0.150%	0.90%
BBB/Baa2	0.850%	0.200%	1.00%
BBB-/Baa3	1.050%	0.250%	1.25%
Lower than BBB-/Baa3	1.400%	0.300%	1.65%

If our credit rating from at least two credit rating agencies is downgraded below “BBB-/Baa3,” our Credit Facility and 2025 Term Loan will be subject to defined increases in interest rates and fees.

2031 Senior Notes - In January 2021, we issued $400.0 million in aggregate principal amount of 3.00% senior notes that mature in February 2031 (the “2031 Senior Notes”) and pay interest semi-annually. The 2031 Senior Notes are subject to affirmative and negative covenants, including financial covenants, with which we were in compliance as of June 30, 2025.

Fannie Mae Term Loans - In the second quarter of 2025, we repaid 12 Fannie Mae term loans, including accrued interest, which totaled $75.7 million.

Debt Maturities - Reference Note 8 to the condensed consolidated financial statements included in this report.

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

Debt Metrics - We believe that our fixed charge coverage ratio, which is the ratio of Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, excluding impairments of real estate properties and gains on dispositions) to fixed charges (interest expense at contractual rates, net of capitalized interest and principal payments on debt), and the ratio of consolidated net debt (debt less cash and cash equivalents) to Adjusted EBITDA are meaningful measures of our ability to service our debt. We use these two measures as a useful basis to compare the strength of our consolidated balance sheet with those of our peer group. We also believe our consolidated balance sheet gives us a competitive advantage when accessing debt markets.

Our fixed charge ratio was 5.0x for the six months ended June 30, 2025. See the calculation in the table under the heading “Adjusted EBITDA.” Giving effect to significant acquisitions, financings, dispositions and note payoffs on an annualized basis, our consolidated net debt to annualized Adjusted EBITDA ratio for the three months ended June 30, 2025 was as follows ($ in thousands):

Consolidated Total Debt	$1,118,835
Less: Cash and cash equivalents	(18,640)
Consolidated Net Debt	$1,100,195

Adjusted EBITDA	$70,348
Annualized adjustment	211,044
Annualized impact of recent investments, dispositions and payoffs	—
Annualized Adjusted EBITDA	$281,392

Consolidated Net Debt to Annualized Adjusted EBITDA	3.9x

Supplemental Guarantor Financial Information

Our $700.0 million Credit Facility, $200.0 million 2025 Term Loan, unsecured private placement notes with an aggregate principal amount of $150.0 million, and 2031 Senior Notes with an aggregate principal amount of $400.0 million are fully and unconditionally guaranteed on a senior unsecured basis by each of our subsidiaries, except for certain excluded subsidiaries (the “Guarantors”). The Guarantors are either owned or controlled by, or are affiliates of, the Company.

The following tables present summarized financial information for the Company and the Guarantors, on a combined basis after eliminating (i) intercompany transactions and balances among the Guarantors and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor ($ in thousands):

June 30,
2025
Real estate properties, net	$2,047,874
Other assets, net	362,065
Note receivable due from non-guarantor subsidiary	81,983
Totals assets	$2,491,922

Debt, net	$1,118,835
Other liabilities	78,862
Total liabilities	$1,197,697

Redeemable noncontrolling interest	$9,321
Noncontrolling interests	$741

Six Months Ended
June 30, 2025
Revenues	$164,939
Interest income on note due from non-guarantor subsidiary	2,860
Expenses	102,683
Gains from equity method investment	1,939
Gains on sales of real estate properties, net	224
Net income	$67,279
Net income attributable to NHI and the subsidiary guarantors	$67,926

Equity

As of June 30, 2025, we had 47,473,160 shares of common stock outstanding with a market value of $3.3 billion. Total equity on our condensed consolidated balance sheets included in this report was $1.5 billion as of June 30, 2025.

Dividends - Our board of directors approves a regular quarterly dividend which is reflective of expected taxable income on a recurring basis. Taxable income is determined in accordance with the Internal Revenue Code (the “Internal Revenue Code”) and differs from net income for financial statements purposes that has been determined in accordance with U.S. generally accepted accounting principles (“GAAP”). Our board of directors has historically directed the Company towards maintaining a strong consolidated balance sheet. Therefore, we consider the competing interests of short-term and long-term debt, interest rates, maturities and other terms, versus the higher cost of new equity, and we accept some level of risk associated with leveraging our investments. We intend to continue to make new investments that meet our underwriting criteria and where the credit spread over our costs of equity and debt capital on a leverage neutral basis will generate sufficient returns to our stockholders. We do not expect to utilize borrowings to satisfy the payment of dividends and project that cash flows from operations will be adequate to fund dividends at the current rate.

We intend to comply with REIT dividend requirements that require us to distribute at least 90% of our annual taxable income for the year ended December 31, 2025 and thereafter. Historically, we have distributed at least 100% of our annual taxable income. Dividends declared for the fourth quarter of each fiscal year are paid by the end of the following January and are, with some exceptions, treated for tax purposes as having been paid in the fiscal year just ended as provided in Section 857(b)(9) of the Internal Revenue Code.

The following table summarizes dividends declared by our board of directors or paid by us for the periods indicated:

Six Months Ended June 30, 2025
Date of	Date of	Date Paid	Quarterly Dividend
Declaration	Record	or Payable	Per Share
November 1, 2024	December 31, 2024	January 29, 2025	$0.90
February 14, 2025	March 31, 2025	May 2, 2025	$0.90
May 2, 2025	June 30, 2025	August 1, 2025	$0.90

Six Months Ended June 30, 2024
Date of	Date of	Date Paid	Quarterly Dividend
Declaration	Record	or Payable	Per Share
November 3, 2023	December 29, 2023	January 26, 2024	$0.90
February 16, 2024	March 28, 2024	May 3, 2024	$0.90
May 3, 2024	June 28, 2024	August 2, 2024	$0.90

On August 5, 2025, our board of directors declared a $0.92 per common share dividend payable on October 31, 2025 to common stockholders of record as of September 30, 2025.

Forward Equity Sales Agreements - In the first quarter of 2025, we settled the remaining 1.0 million shares of common stock subject to our August 2024 forward equity sale agreement at a forward price of $68.21 per common share for aggregate proceeds of $65.5 million.

Shelf Registration Statement - We have an automatic shelf registration statement on file with the SEC that allows us to offer and sell to the public an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units at prices and on terms to be announced when and if such securities are offered. The details of any future offerings, along with the use of proceeds from any securities offered, will be described in a prospectus supplement or other offering materials, at the time of offering. Our shelf registration statement expires in March 2026.

ATM Equity Program - We maintain an ATM equity program which allows us to sell our common stock directly into the market. This program is governed by an ATM equity offering sale agreement which includes a forward sales provision that allows us to sell shares of our common stock to forward purchasers at a predetermined price at a future date. Pursuant to this agreement, we may sell up to an aggregate sales price of $500.0 million of our common stock.

In March 2025, we entered into ATM forward sales agreements with a financial institution to sell shares of our common stock which mature in the first quarter of 2026. Pursuant to these agreements, we sold 0.2 million shares on a forward basis at a weighted average price of $74.39 per common share, net of sales agent fees, which totaled $15.5 million. We did not receive any proceeds from the sale of shares of our common stock to the forward purchasers at the time of the sale.

In the second quarter of 2025, we settled 0.8 million shares of common stock, representing full settlement of the December 2024 and partial settlement of the March 2025 ATM forward sales agreements at a weighted average forward price of $74.71 per common share for aggregate proceeds of $58.0 million.

In June 2025, we entered into ATM forward sales agreements with a financial institution to sell shares of our common stock which mature in the second quarter of 2026. We sold 1.3 million shares on a forward basis at a weighted average price of $71.41 per common share, net of sales agent fees, which totaled $91.8 million. We did not receive any proceeds from the sale of shares of our common stock to the forward purchasers at the time of the sale.

As of June 30, 2025, we had 1.4 million remaining shares of common stock available under ATM forward sales agreements representing aggregate net proceeds of $102.3 million at a weighted average price of $71.03 per common share.

We use ATM equity program proceeds to rebalance our leverage in response to our acquisitions activity which keeps our options flexible for further expansion. We have historically used proceeds from the ATM equity program for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under our Credit Facility. We view our ATM equity program as an effective way to match-fund our smaller acquisitions by exercising control over the timing and size of transactions and achieving a more favorable cost of capital as compared to larger follow-on offerings.

Material Cash Requirements

As of July 31, 2025, we had $14.9 million in cash and cash equivalents on hand and $295.0 million of availability under our Credit Facility. Our expected material cash requirements for the twelve months ended June 30, 2026 and thereafter consist of long-term debt maturities, interest payments on our debt and contractually obligated expenditures. We expect to meet our short-term liquidity needs largely through cash generated from operations, borrowings under our Credit Facility (as discussed under the header “Credit Facility” above), settlements of ATM forward sales agreements and proceeds from the sale of real estate properties, although we may choose to seek alternative sources of liquidity. Should we have additional liquidity needs, we believe that we could access long-term financing in the debt and equity capital markets.

Contractual Obligations and Contingent Liabilities

As of June 30, 2025, our contractual payment obligations were as follows ($ in thousands):

		Less than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Debt, including interest[1]	$1,280,419	$294,905	$171,109	$409,099	$405,306
Loan commitments	72,720	41,109	31,611	—	—
Development commitments	15,867	—	15,867	—	—
Total contractual obligations	$1,369,006	$336,014	$218,587	$409,099	$405,306

1 Interest was calculated based on the weighted average interest rate on our outstanding debt balances as of June 30, 2025. The calculation also includes a facility fee of 0.25%.

A summary of information related to our loan commitments as of June 30, 2025 follows ($ in thousands):

	Asset	Type of	Total
Loan Commitments	Class	Commitment	Commitments	Funded	Remaining
Carriage Crossing Senior
Living Bloomington[1]	SHO	Mortgage	$2,000	$—	$2,000
Encore Senior Living	SHO	Construction loan	56,525	(28,458)	28,067
Montecito Medical Real Estate	MOB	Mezzanine loan	50,000	(20,389)	29,611
Senior Living	SHO	Revolver loan	15,000	(14,000)	1,000
Senior Living Hospitality Group[2]	SHO	Working capital	5,000	(3,976)	1,024
The Sanders Trust, LLC	HOSP	Construction loan	27,720	(21,702)	6,018
Timber Ridge OpCo	SHO	Working capital	5,000	—	5,000
Vizion Health	HOSP	Mezzanine loan	18,102	(18,102)	—
Total			$179,347	$(106,627)	$72,720

1    Funding is contingent upon the operating performance of the facility
2     Formerly referred to as Watermark Retirement

Reference Note 9 to our condensed consolidated financial statements included in this report for additional information on our loan commitments. As provided above, the funded amount of loans does not include the effects of discounts or commitment fees.

The credit loss liability for our unfunded loan commitments was $0.1 million as of June 30, 2025 and is estimated using the same methodology as the one used for our funded mortgage and other notes receivable and based on the estimated amount that we expect to fund.

In the first quarter of 2024, our board of directors approved additional investments of up to $25.0 million for our existing leased properties in the Real Estate Investments segment. Projects that qualify for these funds are designed to assist the current tenants with improving the net operating results of the facilities. The base rent of these properties will increase as a result of these investments, generally at a lease rate of no less than 8.0% applied to the amount expended. Identification and oversight of qualified projects are within the control of our management. Funds are expected to be expended within two years of project approval.

A summary of information related to our development commitments as of June 30, 2025 follows ($ in thousands):

	Asset	Type of	Total
Development Commitments	Class	Commitment	Commitments	Funded	Remaining
Bickford[1]	SHO	Renovation	$8,000	$(2,713)	$5,287
Juniper Communities, LLC	SHO	Renovation	750	—	750
Navion Senior Solutions[1]	SHO	Renovation	1,000	(319)	681
Senior Living[1]	SHO	Renovation	10,000	(4,234)	5,766
Spring Arbor	SHO	Renovation	3,000	—	3,000
William James Group, LLC[1]	SHO	Renovation	600	(217)	383
Total			$23,350	$(7,483)	$15,867

1     Qualified project funds as described above

A summary of information related to our contingencies for lease inducement as of June 30, 2025 follows ($ in thousands):

	Asset	Total
Contingencies	Class	Contingencies	Funded	Remaining
IntegraCare	SHO	$750	$—	$750
Navion Senior Solutions	SHO	4,850	(2,700)	2,150
Spring Arbor	SHO	10,000	—	10,000
Total		$15,600	$(2,700)	$12,900

Litigation

Our facilities are subject to claims and potential lawsuits in the ordinary course of business. Such claims may include, among other things, professional liability and general liability claims, as well as regulatory proceedings related to our SHOP segment. Our property managers, tenants and borrowers have indemnified, and are obligated to continue to indemnify, us against all liabilities arising from the operation at the facilities and are further obligated to indemnify us against environmental or title issues affecting the real estate underlying the facilities. While there may be lawsuits pending against us and certain of the owners or tenants of our facilities, management believes that the ultimate resolution of all such pending proceedings will have no material adverse effect on our financial condition, results of operations or cash flows.

FFO and FAD

The supplemental performance measures described below may not be comparable to similarly titled measures used by other REITs. Consequently, our Funds From Operations (“FFO”), Normalized FFO and Normalized Funds Available for Distribution (“FAD”) may not provide a meaningful measure of our performance as compared to that of other REITs. Since other REITs may not use our definition of these measures, caution should be exercised when comparing our FFO, Normalized FFO and Normalized FAD to that of other REITs. These performance measures do not represent cash generated from operating activities in accordance with GAAP as they exclude the changes in operating assets and liabilities, and therefore should not be considered an alternative to net income as an indication of our performance or to net cash flows from operating activities, as determined in accordance with GAAP as a measure of liquidity, and are not necessarily indicative of cash available to fund cash needs.

Funds From Operations - FFO

Our FFO per diluted common share for the six months ended June 30, 2025 increased $0.06, or 2.6%, as compared to the six months ended June 30, 2024, primarily due to new investments completed since the second quarter of 2024, partially offset by dispositions of real estate properties. FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and applied by us, is calculated using the two-class method with net income allocated to common stockholders and holders of unvested restricted stock awards by applying the respective weighted-average shares outstanding during each period. The calculation of FFO begins with net income attributable to common stockholders (computed in accordance with GAAP) and excludes gains or losses on sales of real estate properties, impairments of real estate properties, and real estate depreciation and amortization after adjusting for unconsolidated partnerships and joint ventures, if any. FFO per diluted common share attributable to common stockholders assumes the exercise of stock options and other potentially dilutive securities.

Our Normalized FFO per diluted common share for the six months ended June 30, 2025 increased $0.08, or 3.3%, over the same period in 2024. Normalized FFO excludes from FFO certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but not limited to including, impairments of non-real estate assets, gains or losses attributable to the acquisition and disposition of non-real estate assets and liabilities and recoveries of previous write-downs.

FFO and Normalized FFO are important supplemental measures of operating performance for a REIT. Because the historical cost accounting convention used for real estate assets requires depreciation (except on land), such accounting presentation implies that the realizable value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen and fallen with market conditions, presentations of operating results for a REIT that uses historical cost accounting for depreciation could be less informative and should be supplemented with a measure such as FFO. The term FFO was designed by the REIT industry to address this issue.

Funds Available for Distribution - FAD

Our Normalized FAD for the six months ended June 30, 2025 increased $4.2 million, or 8.1%, over the same period in 2024. In addition to the adjustments made to net income attributable to common stockholders that are included in the calculation of Normalized FFO, Normalized FAD excludes the impact of straight-line rent revenue, amortization of the original issue discount on our senior unsecured notes and amortization of debt issuance costs. We also adjust Normalized FAD for the net change in our credit loss reserves, non-cash share-based compensation expense, senior housing portfolio capital expenditures, as well as certain non-cash items related to our equity method investment, such as straight-line lease expense and amortization of purchase accounting adjustments. Normalized FAD for the six months ended June 30, 2025 includes an adjustment for transaction costs incurred related to a large SHOP transaction that did not materialize. Approximately $0.6 million of this adjustment related to amounts that were capitalized in other assets, net, on our consolidated balance sheet as of December 31, 2024. Normalized FAD for the six months ended June 30, 2024 included no equivalent costs.

Normalized FAD is an important supplemental performance measure for a REIT and a useful measure of liquidity as an indicator of our ability to distribute dividends to our stockholders. GAAP requires a lessor to recognize contractual lease payments as income on a straight-line basis over the expected term of the lease. This straight-line rent adjustment has the effect of reporting rental income that is significantly more or less than the contractual cash flows received pursuant to the terms of our lease agreements. GAAP also requires any discount or premium related to indebtedness and debt issuance costs to be amortized as non-cash adjustments to earnings.

The following table reconciles net income attributable to common stockholders, the most directly comparable GAAP financial measure to NAREIT FFO, Normalized FFO and Normalized FAD and provides supplemental information on basic and diluted earnings per share using these metrics (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income attributable to common stockholders	$36,938	$35,227	$71,051	$66,142
Elimination of certain non-cash items in net income:
Real estate depreciation	19,477	17,276	38,241	34,585
Real estate depreciation related to noncontrolling interests	(414)	(411)	(827)	(822)
Gains on sales of real estate properties, net	(110)	(1,517)	(224)	(1,617)
Impairments of real estate properties	—	654	—	654
NAREIT FFO attributable to common stockholders	55,891	51,229	108,241	98,942
Non-cash write-off of straight-line rent receivable	—	—	—	786
Proxy contest and related expenses	1,308	—	1,572	—
Normalized FFO attributable to common stockholders	57,199	51,229	109,813	99,728
Straight-line rent revenue, net	(1,034)	(1,213)	(2,444)	(1,691)
Straight-line rent revenue, net, related to noncontrolling interests	(23)	(5)	(35)	(9)
Amortization of lease incentives	725	723	1,450	1,446
Amortization of lease incentives related to noncontrolling interests	(127)	(127)	(254)	(254)
Non-real estate depreciation	441	214	834	410
Non-real estate depreciation related to noncontrolling interests	(64)	(33)	(119)	(65)
Amortization of debt discount	81	80	161	161
Amortization of debt issuance costs	859	793	1,753	1,533
Adjustments related to equity method investment, net	(383)	(611)	(648)	(957)
Gains from equity method investment	(1,524)	(236)	(1,939)	(402)
Equity method investment capital expenditures	(156)	(66)	(281)	(133)
SHOP recurring capital expenditures	(382)	(442)	(744)	(971)
SHOP recurring capital expenditures related to
noncontrolling interests	44	36	92	79
Equity method investment non-refundable fees received	623	299	933	579
Notes receivable credit loss (benefit) expense	(1,393)	452	(1,407)	462
Non-cash share-based compensation expense	1,071	686	3,629	2,842
Transaction costs	—	—	1,164	—
Normalized FAD attributable to common stockholders	$55,957	$51,779	$111,958	$102,758

Basic:
Weighted average common shares outstanding	46,691,953	43,397,080	46,206,225	43,392,961
NAREIT FFO attributable to common stockholders per share	$1.20	$1.18	$2.34	$2.28
Normalized FFO attributable to common stockholders per share	$1.23	$1.18	$2.38	$2.30

Diluted:
Weighted average common shares outstanding	46,822,465	43,563,654	46,350,498	43,494,103
NAREIT FFO attributable to common stockholders per share	$1.19	$1.18	$2.34	$2.27
Normalized FFO attributable to common stockholders per share	$1.22	$1.18	$2.37	$2.29

Adjusted EBITDA

We consider Adjusted EBITDA to be an important supplemental financial measure because it provides information which we use to evaluate our performance and serves as an indication of our ability to service debt. We define Adjusted EBITDA as consolidated earnings before interest, taxes, depreciation and amortization, excluding impairments of real estate properties, and gains on dispositions and certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing Adjusted EBITDA for the current period to similar prior periods. These items include, but are not limited to, impairments of non-real estate assets, gains or losses attributable to the acquisition and disposition of assets and liabilities, and recoveries of previous write-downs. Adjusted EBITDA also includes our proportionate share of an unconsolidated equity method investment presented on a similar basis. Since others may not use our definition of Adjusted EBITDA, caution should be exercised when comparing our Adjusted EBITDA to that of other companies. EBITDA and Adjusted EBITDA reflect GAAP interest expense, which excludes amounts capitalized during the period.

The following table reconciles net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$36,689	$34,952	$70,506	$65,610
Interest	15,001	14,854	29,338	29,723
Franchise, excise and other taxes	243	47	512	(139)
Depreciation	19,918	17,490	39,075	34,995
NHI’s share of EBITDA adjustments for
unconsolidated subsidiaries	—	—	—	719
Notes receivable credit loss (benefit) expense	(1,393)	452	(1,407)	462
Gains on sales of real estate properties, net	(110)	(1,517)	(224)	(1,617)
Impairments of real estate properties	—	654	—	654
Write-off of transaction costs	—	—	608	—
Non-cash write-off of straight-line rent receivable	—	—	—	786
Adjusted EBITDA	$70,348	$66,932	$138,408	$131,193

Interest expense at contractual rates	$14,062	$14,029	$27,421	$28,116
Principal payments on debt, excluding balloon payments	110	105	222	210
Fixed Charges	$14,172	$14,134	$27,643	$28,326

Fixed Charge Coverage	5.0x	4.7x	5.0x	4.6x

Net Operating Income

NOI is a non-GAAP financial measure used to evaluate the operating performance of real estate. We define NOI as total revenues, less tenant reimbursements and property operating expenses. We believe NOI provides investors relevant and useful information as it measures the operating performance of our real estate properties at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess the property level performance of our real estate properties.

The following table reconciles NOI to net income, the most directly comparable GAAP financial measure ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$36,689	$34,952	$70,506	$65,610
Gains from equity method investment	(1,524)	(236)	(1,939)	(402)
Gains on sales of real estate properties, net	(110)	(1,517)	(224)	(1,617)
Loan and realty (gains) losses, net	(1,393)	1,106	(1,407)	1,116
General and administrative	6,125	4,870	12,954	10,510
Proxy contest and related expenses	1,308	—	1,572	—
Franchise, excise and other taxes	243	47	512	(139)
Legal	1,095	165	2,521	400
Interest	15,001	14,854	29,338	29,723
Depreciation	19,918	17,490	39,075	34,995
Total NOI	$77,352	$71,731	$152,908	$140,196

NOI by segment:
Real Estate Investments	$73,496	$68,702	$145,924	$134,097
SHOP	3,821	2,953	6,907	5,894
Non-segment / corporate	35	76	77	205
Total NOI	$77,352	$71,731	$152,908	$140,196

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risks related to fluctuations in interest rates that affect our indebtedness and our mortgage and other notes receivable. As of June 30, 2025, we had total outstanding indebtedness of $578.0 million that is subject to variable interest rates and $322.0 million of availability under our Credit Facility, which is also subject to variable interest rates.

Interest rate fluctuations will generally not affect our future results of operations or cash flows associated with our fixed rate debt, mortgages and notes unless these financial instruments mature or are otherwise terminated. However, interest rate fluctuations will affect the fair values of our fixed rate financial instruments. Conversely, changes in interest rates related to our variable rate debt, mortgages and notes would impact our future results of operations and cash flows, but will not significantly affect the fair values of those financial instruments. Assuming a 50 bps increase or decrease in the interest rates related to our variable rate debt outstanding and assuming no change in the amounts outstanding as of June 30, 2025, interest expense would increase or decrease annually by approximately $2.9 million, or $0.06 per diluted common share.

We have historically used derivative financial instruments in the normal course of our business to mitigate interest rate risk. We do not use derivative financial instruments for speculative purposes. We currently have no derivative financial instruments, but may engage in hedging strategies to manage our exposure to interest rate risk in the future, depending on our analysis of the interest rate environment and the costs and risks of such strategies.

The following table sets forth certain information with respect to the interest rates on our debt ($ in thousands):

	June 30, 2025			December 31, 2024
		% of	Interest		% of	Interest
	Balance[1]	Total	Rate[2]	Balance[1]	Total	Rate[2]
Fixed rate:
Private placement loans - unsecured	$150,000	13.3%	4.45%	$150,000	13.0%	4.45%
2031 Senior Notes - unsecured	400,000	35.5%	3.00%	400,000	34.6%	3.00%
Fannie Mae term loans - secured, non-recourse	—	—%	—%	75,815	6.6%	3.96%
Variable rate:
Bank term loan - unsecured	200,000	17.7%	5.67%	200,000	17.2%	5.95%
Revolving credit facility - unsecured	378,000	33.5%	5.44%	331,200	28.6%	5.75%
	$1,128,000	100.0%	4.48%	$1,157,015	100.0%	4.55%

1    Amounts differ from the respective carrying amounts due to unamortized debt issuance costs and unamortized discount.
2     Amounts presented are based on the weighted average interest rate.

The following table provides a summary of the sensitivity of our fixed rate debt to changes in interest rates assuming a parallel shift of 50 bps in the market interest rates for debt instruments with similar maturities as of June 30, 2025 ($ in thousands):

	Principal		Fair Values
	Amount	Fair	After 50 bps	After 50 bps
	Outstanding	Values[2]	Decrease	Increase
Private placement notes	$150,000	$147,355	$148,204	$146,513
2031 Senior Notes[1]	400,000	343,156	353,692	335,938

1    Amount excludes unamortized loan costs and unamortized discount.
2 The change in fair value of our fixed rate debt was due primarily to the overall change in interest rates.

As of June 30, 2025, the fair value of our mortgages and notes, discounted for estimated changes in the risk-free interest rate, was $248.6 million. A 50 bps increase in market interest rates would decrease the estimated fair value of our mortgages and notes by approximately $1.4 million, while a 50 bps decrease in market interest rates would increase the estimated fair value of our mortgages and notes by approximately $3.5 million.

Inflation Risk

Our tenant leases generally provide for annual escalators in contractual rent due to us based on a fixed amount or percentage or a percentage based on an increase in the consumer price index (“CPI”). Leases with increases based on CPI may contain a minimum increase or a cap on the maximum annual increase. Substantially all of our leases require the tenant to pay all operating expenses for the property, whether paid directly by the tenant or reimbursed to us. We believe that inflationary increases experienced by us will be at least partially offset by the contractual rent increases and expense reimbursements described above.

Item 4. Controls and Procedures

Evaluation of Disclosure Control and Procedures

As of June 30, 2025, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) to ensure information required to be disclosed in our filings is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2025.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Our facilities are subject to claims and potential lawsuits in the ordinary course of business. Such claims may include, among other things, professional liability and general liability claims, as well as regulatory proceedings related to our SHOP segment. Our property managers, tenants and borrowers have indemnified, and are obligated to continue to indemnify, us against all liabilities arising from the operation of the facilities, and are further obligated to indemnify us against environmental or title issues affecting the real estate underlying such facilities. While there may be lawsuits pending against us and certain of the owners and / or lessees of our facilities, management believes that the ultimate resolution of all such pending proceedings will have no material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 except as noted below.

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

Item 5. Other Information

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the fiscal quarter ended June 30, 2025.

Item 6. Exhibits

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

3.3	Amendment to Articles of Incorporation (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed March 23, 2009)

3.4	Amendment to Articles of Incorporation approved by stockholders on May 2, 2014 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed August 4, 2014)

3.5	Amendment to Articles of Incorporation approved by stockholders on May 6, 2020 (incorporated by reference to Exhibit 3.6 to the Company’s Form 10-Q filed August 10, 2020)

3.6	Amendment to Articles of Incorporation approved by stockholders on May 21, 2025 (filed herewith)

3.7	Amended and Restated Bylaws as approved February 17, 2023, as amended April 27, 2023 (incorporated by reference to Exhibit 3.5 to the Company’s Form 10-Q filed May 9, 2023)

4.1	Third Supplemental Indenture, dated as of July 7, 2025, among National Health Investors, Inc., Regions Bank, as trustee, and the subsidiary guarantors set forth therein (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date:	August 6, 2025	/s/ D. Eric Mendelsohn
D. Eric Mendelsohn
President, Chief Executive Officer and Director
(duly authorized officer)

Date:	August 6, 2025	/s/ John L. Spaid
John L. Spaid
Chief Financial Officer
(Principal Financial Officer)