Form 10-Q
period 2025-09-30
NATIONAL HEALTH INVESTORS INC
filed 2025-11-06
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	_____________	to	_____________

Commission File Number 001-10822

National Health Investors, Inc.
(Exact name of registrant as specified in its charter)

Maryland		62-1470956
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

222 Robert Rose Drive
Murfreesboro	Tennessee	37129
(Address of principal executive offices)		(Zip Code)

(615)	890-9100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	NHI	New York Stock Exchange

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

As of October 31, 2025, the registrant had 47,638,502 shares of common stock outstanding.

NATIONAL HEALTH INVESTORS, INC.

Table of Content

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2025	2024
	(unaudited)
Assets:
Real estate properties:
Land	$209,444	$191,909
Buildings and improvements	2,882,373	2,751,071
Construction in progress	12,465	10,568
Total real estate properties	3,104,282	2,953,548
Less: Accumulated depreciation	(801,614)	(742,295)
Total real estate properties, net	2,302,668	2,211,253
Mortgage and other notes receivable, net of credit loss reserves of
$15,443 and $20,249, respectively	209,169	268,926
Cash and cash equivalents	81,625	24,289
Straight-line rents receivable	77,906	87,150
Other assets, net	18,696	22,753
Total assets[1]	$2,690,064	$2,614,371

Liabilities and Equity:
Liabilities:
Debt, net	$1,109,065	$1,146,041
Accounts payable and other liabilities	34,654	37,757
Dividends payable	43,827	41,119
Deferred income	4,020	4,277
Total liabilities[1]	1,191,566	1,229,194
Commitments and contingencies
Redeemable noncontrolling interest	9,034	9,790
Equity:
National Health Investors, Inc. stockholders’ equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized,
47,638,502 and 45,687,942 shares issued and outstanding, respectively	476	457
Capital in excess of par value	1,875,800	1,736,831
Retained earnings	2,708,843	2,604,829
Cumulative dividends	(3,104,220)	(2,975,642)
Total National Health Investors, Inc. stockholders’ equity	1,480,899	1,366,475
Noncontrolling interests	8,565	8,912
Total equity	1,489,464	1,375,387
Total liabilities and equity	$2,690,064	$2,614,371
1    The condensed consolidated balance sheets included the following amounts related to our consolidated variable interest entities: $400.3 million and $505.9 million of real estate properties, net; $7.6 million and $9.7 million of cash and cash equivalents; $0.6 million and $10.0 million of straight-line rents receivable; $5.4 million and $7.5 million of other assets, net; and $5.7 million and $5.7 million of accounts payable and other liabilities as of September 30, 2025 and December 31, 2024, respectively.
See the accompanying notes to the condensed consolidated financial statements.

Table of Content

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:
Rental income	$62,178	$63,318	$201,314	$191,265
Resident fees and services	21,177	13,771	49,333	40,416
Interest income and other	6,492	5,855	19,158	17,745
Total revenues	89,847	82,944	269,805	249,426
Expenses:
Depreciation	20,216	17,768	59,291	52,763
Interest	13,766	14,939	43,104	44,663
Senior housing operating expenses	16,253	10,744	37,502	31,494
Legal	134	240	2,655	641
Franchise, excise and other taxes, net	244	83	756	(56)
General and administrative	6,311	4,810	19,265	15,318
Proxy contest and related expenses	—	—	1,572	—
Taxes and insurance on leased properties	2,610	2,786	8,411	8,321
Loan and realty (gains) losses, net	(1,979)	3,434	(3,386)	4,550
Total expenses	57,555	54,804	169,170	157,694
Gains on sales of real estate properties, net	113	102	337	1,718
Gains from equity method investment	73	—	2,012	402
Net income	32,478	28,242	102,984	93,852
Add: Net loss attributable to noncontrolling interests	384	298	1,030	891
Net income attributable to stockholders	32,862	28,540	104,014	94,743
Less: Net income attributable to unvested restricted
stock awards	(50)	(29)	(151)	(90)
Net income attributable to common stockholders	$32,812	$28,511	$103,863	$94,653

Weighted average common shares outstanding:
Basic	47,433,336	43,476,067	46,615,262	43,420,663
Diluted	47,623,623	43,987,072	46,774,872	43,658,425

Earnings per share:
Basic	$0.69	$0.66	$2.23	$2.18
Diluted	$0.69	$0.65	$2.22	$2.17

See the accompanying notes to the condensed consolidated financial statements.

Table of Content

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net income	$102,984	$93,852
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	59,291	52,763
Amortization of lease incentives	2,176	2,168
Amortization of commitment fees and discounts on mortgage
and other notes receivable	(773)	(17)
Amortization of debt issuance costs, debt discounts and prepaid expenses	4,853	4,522
Share-based compensation expense	4,612	3,512
Non-cash rental income related to operations transfers
upon early lease terminations	(1,375)	—
Non-cash changes in straight-line rents receivable	8,499	(2,066)
Non-cash interest income on mortgage and other notes receivable	(1,203)	(39)
Loan and realty (gains) losses, net	(3,386)	4,550
Gains on sales of real estate properties, net	(337)	(1,718)
Gains on equity method investment	(2,012)	(402)
Changes in operating assets and liabilities:
Other assets, net	(2,403)	(2,494)
Accounts payable and other liabilities	(2,587)	(3,483)
Deferred income	488	(953)
Net cash provided by operating activities	168,827	150,195
Cash flows from investing activities:
Acquisitions of real estate properties	(130,984)	(9,866)
Investments in existing real estate properties and equipment	(9,850)	(13,268)
Proceeds from sales of real estate properties	—	4,658
Investments in mortgage and other notes receivable	(31,299)	(27,816)
Payments received on mortgage and other notes receivable	88,003	14,774
Distributions received from equity method investment	2,012	402
Net cash used in investing activities	(82,118)	(31,116)
Cash flows from financing activities:
Proceeds from revolving credit facility	505,000	244,000
Payments on revolving credit facility	(736,200)	(170,000)
Payments on bank term loan	(150,815)	(75,327)
Proceeds from issuance of senior notes	346,161	—
Payments of debt issuance costs	(3,809)	—
Proceeds from issuance of common shares, net	134,923	—
Payments of equity issuance costs	(153)	(782)
Noncontrolling interest capital contribution	306	70
Distributions paid to noncontrolling interests	(716)	(821)
Dividends paid to stockholders	(125,868)	(117,250)
Taxes paid related to net settlement of stock incentive awards	(415)	(5,819)
Net cash used in financing activities	(31,586)	(125,929)
Increase (decrease) in cash, cash equivalents and restricted cash	55,123	(6,850)
Cash, cash equivalents and restricted cash at the beginning of the period	26,502	24,617
Cash, cash equivalents and restricted cash at the end of the period	$81,625	$17,767

Table of Content

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited and in thousands)

	Nine Months Ended
	September 30,
	2025	2024
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$43,969	$45,250
Supplemental disclosures of non-cash investing and financing activities:
Real estate property acquired to settle mortgage note receivable	8,600	22,184
Assets received upon early lease terminations	1,375	—
Change in accounts payable related to real estate property renovations	(95)	(1,430)
Change in accounts payable related to noncontrolling interest distributions	(358)	(6)
Right of use assets acquired in exchange for financing lease liabilities	22	344

See the accompanying notes to the condensed consolidated financial statements.

Table of Content

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited and in thousands, except share and per share amounts)

						Total National
						Health
			Capital in			Investors, Inc.
	Common Stock		Excess of	Retained	Cumulative	Stockholders’	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Dividends	Equity	Interests	Equity
Balances at June 30, 2025	47,473,160	$475	$1,863,582	$2,675,981	$(3,060,393)	$1,479,645	$8,328	$1,487,973
Net income, excluding a loss of $287 attributable
to redeemable noncontrolling interest	—	—	—	32,862	—	32,862	(97)	32,765
Issuance of common shares, net	154,673	1	11,438	—	—	11,439	—	11,439
Share-based compensation expense	—	—	983	—	—	983	—	983
Shares issued due to stock options exercised	10,669	—	—	—	—	—	—	—
Taxes paid related to net settlement of stock
incentive awards	—	—	(224)	—	—	(224)	—	(224)
Noncontrolling interest capital contribution	—	—	—	—	—	—	250	250
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(193)	(193)
Reversal of previously declared distributions
to noncontrolling interest upon liquidation	—	—	—	—	—	—	298	298
Purchase of noncontrolling interest	—	—	21	—	—	21	(21)	—
Dividends declared, $0.92 per common share	—	—	—	—	(43,827)	(43,827)	—	(43,827)
Balances at September 30, 2025	47,638,502	$476	$1,875,800	$2,708,843	$(3,104,220)	$1,480,899	$8,565	$1,489,464
See the accompanying notes to the condensed consolidated financial statements.

Table of Content

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited and in thousands, except share and per share amounts)

						Total National
						Health
			Capital in			Investors, Inc.
	Common Stock		Excess of	Retained	Cumulative	Stockholders’	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Dividends	Equity	Interests	Equity
Balances at June 30, 2024	43,442,849	$434	$1,606,199	$2,533,047	$(2,895,263)	$1,244,417	$9,886	$1,254,303
Net income, excluding a loss of $244 attributable
to redeemable noncontrolling interest	—	—	—	28,540	—	28,540	(54)	28,486
Share-based compensation expense	—	—	670	—	—	670	—	670
Shares issued due to stock options exercised	179,215	2	—	—	—	2	—	2
Taxes paid related to net settlement of stock
incentive awards	—	—	(5,419)	—	—	(5,419)	—	(5,419)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(299)	(299)
Dividends declared, $0.90 per common share	—	—	—	—	(39,260)	(39,260)	—	(39,260)
Balances at September 30, 2024	43,622,064	$436	$1,601,450	$2,561,587	$(2,934,523)	$1,228,950	$9,533	$1,238,483
See the accompanying notes to the condensed consolidated financial statements.

Table of Content

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited and in thousands, except share and per share amounts)

						Total National
						Health
			Capital in			Investors, Inc.
	Common Stock		Excess of	Retained	Cumulative	Stockholders’	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Dividends	Equity	Interests	Equity
Balances at December 31, 2024	45,687,942	$457	$1,736,831	$2,604,829	$(2,975,642)	$1,366,475	$8,912	$1,375,387
Net income, excluding a loss of $723 attributable
to redeemable noncontrolling interest	—	—	—	104,014	—	104,014	(307)	103,707
Issuance of common shares, net	1,891,021	19	134,904	—	—	134,923	—	134,923
Equity issuance costs	—	—	(153)	—	—	(153)	—	(153)
Share-based compensation expense	—	—	4,612	—	—	4,612	—	4,612
Grants of restricted stock awards	29,500	—	—	—	—	—	—	—
Shares issued due to stock options exercised	31,226	—	—	—	—	—	—	—
Taxes paid related to net settlement of stock
incentive awards	(1,187)	—	(415)	—	—	(415)	—	(415)
Noncontrolling interest capital contribution	—	—	—	—	—	—	306	306
Distributions declared to noncontrolling interests,
excluding $33 attributable to redeemable
noncontrolling interest	—	—	—	—	—	—	(623)	(623)
Reversal of previously declared distributions
to noncontrolling interest upon liquidation	—	—	—	—	—	—	298	298
Purchase of noncontrolling interest	—	—	21	—	—	21	(21)	—
Dividends declared, $2.72 per common share	—	—	—	—	(128,578)	(128,578)	—	(128,578)
Balances at September 30, 2025	47,638,502	$476	$1,875,800	$2,708,843	$(3,104,220)	$1,480,899	$8,565	$1,489,464
See the accompanying notes to the condensed consolidated financial statements.

Table of Content

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited and in thousands, except share and per share amounts)

						Total National
						Health
			Capital in			Investors, Inc.
	Common Stock		Excess of	Retained	Cumulative	Stockholders’	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Dividends	Equity	Interests	Equity
Balances at December 31, 2023	43,409,841	$434	$1,603,757	$2,466,844	$(2,817,083)	$1,253,952	$10,439	$1,264,391
Net income, excluding a loss of $722 attributable
to redeemable noncontrolling interest	—	—	—	94,743	—	94,743	(169)	94,574
Share-based compensation expense	—	—	3,512	—	—	3,512	—	3,512
Grants of restricted stock awards	15,000	—	—	—	—	—	—	—
Shares issued due to stock options exercised	197,453	2	—	—	—	2	—	2
Taxes paid related to net settlement of stock
incentive awards	(230)	—	(5,819)	—	—	(5,819)	—	(5,819)
Noncontrolling interest capital contribution	—	—	—	—	—	—	70	70
Distributions declared to noncontrolling interests,
excluding $9 attributable to redeemable
noncontrolling interest	—	—	—	—	—	—	(807)	(807)
Dividends declared, $2.70 per common share	—	—	—	—	(117,440)	(117,440)	—	(117,440)
Balances at September 30, 2024	43,622,064	$436	$1,601,450	$2,561,587	$(2,934,523)	$1,228,950	$9,533	$1,238,483

See the accompanying notes to the condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Description of the Business

National Health Investors, Inc. (“NHI,” the “Company,” “we,” “us,” or “our”), established in 1991 as a Maryland corporation, is a self-managed real estate investment trust (“REIT”) specializing in sale-leaseback, joint venture, mortgage and mezzanine financing of need-driven and discretionary senior housing and medical facility investments. We operate through two reportable segments: Real Estate Investments and Senior Housing Operating Portfolio (“SHOP”). Our investments in real estate properties include independent living facilities (“ILF”), assisted living facilities (“ALF”), entrance-fee communities (“EFC”), senior living campuses (“SLC”), skilled nursing facilities (“SNF”) and hospitals (“HOSP”). Senior housing properties (“SHO”) are the combination of ILFs, ALFs, EFCs and SLCs and are also referred to as senior housing communities.

As of September 30, 2025, our Real Estate Investments segment consisted of gross real estate investments of $2.5 billion in 174 properties that are located in 32 states and leased primarily under triple-net leases to 30 tenants. These investments included 108 SHOs, 65 SNFs and one HOSP. Additionally, our investments included $224.6 million in principal amounts of mortgage and other notes receivable, excluding $15.4 million of credit loss reserves.

As of September 30, 2025, our SHOP segment consisted of gross real estate investments of $551.8 million in 22 senior housing communities located in 12 states and comprised of 17 ILFs, four SLCs and one ALF with a combined total of 2,670 residential units. We outsource the operations at these properties to third-party managers and pay a management fee for these services. As of September 30, 2025, 14 of our senior housing communities were held in consolidated partnerships in which the noncontrolling common equity interest is owned by affiliates of the managers.

We classify ILFs, ALFs, EFCs and SLCs as senior housing investments and classify SNFs and HOSPs as medical facility investments. Disclosures in these condensed consolidated financial statements related to property, bed and unit counts are outside the scope of our independent registered accounting firm’s review.

Note 2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial statements. In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation. Interim results of operations are not necessarily indicative of the results that may be achieved for a full year. The condensed consolidated financial statements and related notes do not include all information and notes required by GAAP for annual reports. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

Our condensed consolidated financial statements include the accounts of NHI and our wholly owned subsidiaries, joint ventures and variable interest entities (“VIE”) which we control through voting rights or other means. All intercompany transactions and balances are eliminated in consolidation. Reference Note 16 for additional information on our consolidated VIEs and unconsolidated VIEs.

We use the equity method of accounting when we own an interest in an entity over which we can exert significant influence but cannot control the entity’s operations. We discontinue the equity method of accounting if our investment in an entity, including our net advances to the entity, is reduced to zero, except in those instances in which we have guaranteed the obligations of the entity or are otherwise committed to provide further financial support to the entity. Reference Note 6 for additional information on our equity method investment.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash from our condensed consolidated statements of cash flows to the amounts presented on our condensed consolidated balance sheets ($ in thousands):

	Nine Months Ended
	September 30,
	2025	2024
Balances at the beginning of the period:
Cash and cash equivalents	$24,289	$22,347
Restricted cash[1]	2,213	2,270
Total cash, cash equivalents and restricted cash	$26,502	$24,617
Balances at the end of the period:
Cash and cash equivalents	$81,625	$15,550
Restricted cash[1]	—	2,217
Total cash, cash equivalents and restricted cash	$81,625	$17,767

1    Restricted cash is included in other assets, net, on our condensed consolidated balance sheets.

Concentrations of Credit Risks

We have credit risks related to our tenants, borrowers and managers. Our portfolio, which is comprised of real estate properties and mortgage and other notes receivable, subjects us to the possibility of losses that may result from the failure of other parties to perform according to their contractual obligations with us or may result from a decline in market prices which may make our investments less valuable. Our mortgages and other notes primarily consist of secured loans on healthcare facilities. We require collateral and other protective rights from our borrowers that we continually monitor to reduce our potential risks of incurring losses on these investments. Our management performs periodic reviews of our investments on an individual basis to assess for necessary reserves for potential losses.

We also have credit risks related to our cash and cash equivalents, which are primarily held in bank accounts and overnight investments. We maintain our bank deposit accounts with large financial institutions in amounts that may exceed federally insured limits. We have not experienced any losses in these accounts.

Impairment of Long-Lived Assets

We evaluate the recoverability of the carrying values of our long-lived assets when events or circumstances indicate that the carrying amounts may not be recoverable. We assess whether an impairment charge is needed by comparing the future estimated undiscounted cash flows of the identified asset to its carrying amount. If recognition of an impairment charge is necessary, it is measured as the amount by which the carrying value of the identified asset exceeds its estimated fair value. Impairment charges are included in loan and realty (gains) losses, net, in our condensed consolidated statements of income.

If a real estate property meets the criteria to be classified as an asset held for sale in accordance with GAAP, we measure the amount by which the carrying value exceeds the estimated fair value less cost to sell. We estimate the fair value of a property using a market approach that takes into consideration any recent binding agreements for sales of similar properties and any recent purchase offers we have received for the property, when available, and estimates of the fair value based on broker quotes and third-party valuations.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Fair Value of Financial Instruments

We use the GAAP fair value hierarchy to measure the fair value of our financial instruments. The three levels of inputs in this model are as follows:

•Level 1 utilizes quoted prices in active markets for identical assets or liabilities.

•Level 2 utilizes observable inputs, other than quoted prices described in Level 1 of the hierarchy, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active and other inputs that are observable or can be corroborated by observable market data.

•Level 3 utilizes unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities including, but not limited to, pricing models, discounted cash flow methodologies and other similar techniques.

Noncontrolling Interests

We assess our arrangements with noncontrolling interest holders to determine the appropriate balance sheet classification based on the redemption rights and other rights held by the noncontrolling interest holder. Contingently redeemable noncontrolling interests are initially recognized at the greater of the initial carrying value or the redemption value and subsequently adjusted to reflect contributions and distributions of the noncontrolling interest and its share of the partnership’s net income or loss for each period. In the period in which the contingencies for redemption of the noncontrolling interest’s shares are met or become probable of being met at a future date, we accrete the carrying value to the redemption value over the period until expected redemption through an offsetting adjustment to capital in excess of par value.

Revenue Recognition

Rental Income

We generate rental income from the properties in our Real Estate Investments segment pursuant to operating leases between us and the tenants who operate these properties. These leases are typically triple-net leases with fixed annual escalators. We recognize the contractual amount of base rental income from a tenant lease using the straight-line method over the initial term of the lease, subject to a collectability assessment. Certain of our leases provide for additional contingent rent based on a percentage of the tenant’s revenue in excess of a specified annual or quarterly base amount or other threshold as defined in the lease agreement. We recognize contingent rent as income when the actual results reported by the tenant have exceeded the applicable base amount or threshold. Our schedule of future minimum lease payments due to us on tenant leases excludes any provisions for contingent rent.

At lease inception, we may make certain payments to our tenants that are treated as lease incentives. These amounts are amortized over the respective lease term and recognized as a reduction of rental income in our condensed consolidated statements of income. Lease incentives are included in other assets, net, on our condensed consolidated balance sheets.

We assess the collectability of our accounts receivable related to tenant leases on a regular basis taking into account factors such as a change in the tenant’s payment history, the current financial condition of the tenant, other new business or market conditions that may affect the tenant’s operations and changes in economic conditions in the geographical areas where the tenant operates. In the event that we determine the future collectability of substantially all lease payments of a tenant are no longer probable, we write off the related accounts receivable and straight-line rents receivable in the period in which this determination becomes known as a reduction of rental income and begin recognizing rental income from the applicable tenant on a cash basis. Any recoveries of previously written-off accounts receivable are recognized as rental income in the period payment is received. Reference the “Cash Basis Tenants” section in Note 3.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Resident Fees and Services

We generate resident fees and services income from the senior housing communities in our SHOP segment pursuant to independent agreements for each residential unit at these communities. These revenues include resident room and care charges, community fees and other charges for optional services available to the residents.

Residency agreements generally have terms of 30 days to one year and are cancelable by the resident with 30 days’ notice. We typically bill residents a fixed monthly fee at the beginning of each month for room fees, community fees and general care services. Certain of the more individualized need-based and optional services are billed to residents monthly in arrears. We have elected the lessor practical expedient within Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”), which permits us to combine the lease and non-lease components within our residency agreements as the timing and pattern of transfer of the underlying services to the resident are the same. We have determined that the non-lease component is the predominant component within these contracts in accordance with ASC 842 and therefore recognize the revenues from these contracts under ASC 606, Revenue Recognition from Contracts with Customers (“ASC 606”).

Interest Income from Mortgage and Other Notes Receivable

Interest income is recognized as earned based on the interest rates and principal amounts outstanding on our mortgage and other notes receivable. Accrued interest on mortgage and other notes receivable is included in other assets, net, on our condensed consolidated balance sheets. We assess the collectability of our mortgages and other notes on a regular basis taking into consideration criteria such as the borrower’s timeliness of required payments, the borrower’s current financial condition and the borrower’s compliance with other covenants and provisions of the loan agreement. If we conclude that a loan has become non-performing, we place it on non-accrual status in the period in which it becomes known and probable that the borrower cannot pay the contractual amounts due to us. A non-performing loan is returned to accrual status if the borrower becomes contractually current on payments and management believes all future principal and interest will be received from the tenant in accordance with the terms of the loan agreement. Reference the “Non-Performing Notes” section in Note 4.

Share-Based Compensation Expense

We measure and recognize share-based compensation expense upon issuing stock incentive awards based on the grant date fair value of the award which is amortized over the requisite service period in accordance with the terms of each agreement. The fair values of stock options are estimated on the respective grant dates using the Black-Scholes option pricing model. The fair values of restricted stock awards are determined based on the closing market price of our common stock on the individual dates of grant. Forfeitures of stock incentive awards are recognized as a reduction to share-based compensation expense in the periods in which they occur. Share-based compensation expense is recognized in general and administrative expenses in our condensed consolidated statements of income.

Income Taxes

We intend at all times to qualify as a REIT under Internal Revenue Code Sections 856 through 860. Accordingly, we will generally not be subject to U.S. federal income taxes provided that we continue to qualify as a REIT. A failure to qualify with the applicable REIT rules and regulations would have a material adverse impact on our consolidated financial position, results of operations and cash flows.

Certain activities that we undertake may be conducted by subsidiary entities that have elected to be treated as taxable REIT subsidiaries (“TRS”). TRSs are subject to federal, state, and local income taxes. Accordingly, a provision for income taxes is made in our condensed consolidated financial statements, when applicable.

The One Big Beautiful Bill Act, which passed on July 4, 2025, contains legislation increasing the percentage limit under the REIT asset test applicable to TRSs from 20% to 25%. This change applies to taxable years beginning after December 31, 2025.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Segments

We operate our business through two reportable segments, Real Estate Investments and SHOP. In our Real Estate Investments segment, we invest in (i) senior housing and medical facility properties that we lease to tenants primarily under triple-net leases that obligate the tenant to pay all of the property operating expenses and (ii) mortgages and other notes in which we finance construction, renovation and expansion projects, funding of working capital or corporate needs and the acquisition of real estate properties for our tenants, operators and other third parties. In our SHOP segment, we invest in senior housing communities that are operated on behalf of us by third-party managers pursuant to the terms of the respective management agreements. Reference Note 5 for additional information on our SHOP operations.

We may transfer a real estate property or group of real estate properties from one segment to the other based on our intended future use of the respective properties. The operating results of a transferred property are included in the predecessor segment operating results prior to the effective date of the transfer and in the operating results of the successor segment from the effective date of the transfer to the end of the reporting period. Reference the “Discovery Transitions” section in Note 3 for additional information on our real estate property transitions.

Forward Equity Sales

We have, and may continue to, enter into forward equity sales agreements relating to shares of our common stock, either through our at-the-market (“ATM”) equity program or through underwritten public offerings. These agreements may be physically settled in our common stock, settled in cash or net share settled at our election. The forward sale price that we will receive upon physical settlement of a forward equity sale agreement will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate, less a spread adjustment and (ii) scheduled dividends during the term of the forward equity sale agreement. To the extent our forward equity sales agreements do not meet all the criteria to qualify for equity treatment on our consolidated balance sheet under ASC 815, Derivatives and Hedging, we recognize the change in the fair value of the derivative during the period in net income on our condensed consolidated statements of income. As of September 30, 2025 and December 31, 2024, our forward equity sales agreements meet the criteria to be classified in equity on our condensed consolidated balance sheet.

Shares issuable under a forward equity sale agreement are reflected in our diluted earnings per share calculations using the treasury stock method. Under this method, the number of our common shares used in calculating diluted earnings per share for each period is deemed to be increased by the excess, if any, of the number of common shares that would be issued upon full physical settlement of the forward equity sale agreement over the number of common shares that could be purchased by us in the market, as determined based on the average market price during the period, using the proceeds receivable upon full physical settlement, as determined based on the weighted average forward price during the period.

Earnings Per Share

Our unvested restricted stock awards contain non-forfeitable rights to dividends, and accordingly, these awards are deemed to be participating securities. As a result, we apply the two-class method to calculate basic and diluted earnings per share. Under the two-class method, we allocate net income to common stockholders and the holders of unvested restricted stock awards using the weighted-average shares outstanding for each class and based on their respective participation rights to dividends declared and undistributed earnings. The computation of diluted earnings per share also includes the effect of potentially dilutive securities issued.

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments to the existing guidance that further enhance income tax disclosures, primarily through standardization of income tax rate reconciliation categories and disaggregation of income taxes paid by jurisdiction. This guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the potential impact of this accounting standard on our consolidated financial statements and related disclosures.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public entities to enhance transparency of income statement disclosures on an interim and annual basis by providing additional disaggregated information related to certain costs and expenses. This guidance is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the potential impact of this accounting standard on our consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides public entities with a practical expedient related to estimating credit losses for accounts receivable and contract assets arising from transactions accounted for under ASC 606. This guidance is effective for annual and interim periods beginning after December 15, 2025, with early adoption permitted. We are currently evaluating the potential impact of this accounting standard on our consolidated financial statements and related disclosures.

Note 3. Investment Activity

Asset Acquisitions

During the nine months ended September 30, 2025, we completed the following acquisitions of real estate properties within our Real Estate Investments segment ($ in thousands):

		Number of	Asset		Buildings and
Operator	Period	Properties	Class	Land	Improvements	Total
Generations, LLC	Q1 2025	1	SLC	$3,062	$18,138	$21,200
Mainstay Healthcare[1]	Q1 2025	1	ALF	2,864	5,736	8,600
Juniper Communities, LLC	Q1 2025	1	ALF	4,154	42,130	46,284
Agemark Senior Living	Q2 2025	6	ALF	7,461	56,039	63,500
				$17,541	$122,043	$139,584

1    This property was acquired in a deed in lieu of foreclosure transaction initiated by Senior Living Management (“SLM”) to satisfy the repayment of its $10.0 million mortgage note with us. Reference the “Senior Living Management” section below.

In January 2025, we acquired a 108-unit SLC in Montrose, Colorado. The acquisition price was $21.2 million, including $0.2 million in closing costs. The property is leased pursuant to a 10-year triple-net lease, which includes two five-year extension options, an initial lease rate of 8.0% and fixed annual escalators of 2.0%.

In March 2025, we acquired a 120-unit ALF and memory care community in Bergen County, New Jersey. The acquisition price was $46.3 million, including $0.3 million in closing costs. The property is leased pursuant to a 15-year triple-net lease, which includes two five-year extension options, an initial lease rate of 8.0% and fixed annual escalators of 2.0%. The lease includes a $0.8 million development commitment which will be added to the respective lease base, if funded.

In April 2025, we acquired a portfolio of six ALF and memory care communities located in Nebraska for a total purchase price of $63.5 million, including $0.3 million in closing costs. The portfolio of properties is leased pursuant to a 15-year triple-net master lease, which includes two five-year extension options, an initial lease rate of 8.0% and fixed annual escalators of 2.0%.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Discovery Transitions

Effective August 1, 2025, we terminated a triple-net master lease associated with a portfolio of six senior housing properties, consisting of four SLCs, one ILF and one ALF, which were held in a consolidated real estate partnership with Discovery Senior Housing Investor XXIV, LLC (the “Discovery partner”). The tenant of the triple-net master lease was a related party of Discovery Senior Living (“Discovery”). In connection with the lease termination, we received net cash consideration of $3.1 million and other non-cash consideration of $0.6 million from the tenant and wrote off the related straight-line rents receivable of $8.9 million on this lease. Each of these amounts was recognized in rental income in our condensed consolidated statements of income for the three and nine months ended September 30, 2025. Additionally, on August 1, 2025, we entered into a dissolution agreement with the Discovery partner, which provided for the write-off of the remaining partnership liabilities against the equity in the partnership and the Discovery partner contributing its 2.0% noncontrolling common equity interest to us for nominal consideration.

Concurrently with the activities above, we entered into agreements with an affiliate of Sinceri Senior Living (“Sinceri”) to serve as manager of the properties and transitioned the portfolio of six senior housing properties from our Real Estate Investments segment into our SHOP segment. As of September 30, 2025, the aggregate net carrying value of this portfolio was $125.3 million. Prior to the transition, we recognized rental income of $0.5 million and $3.2 million during the three and nine months ended September 30, 2025, respectively, and $1.5 million and $4.6 million during the three and nine months ended September 30, 2024, respectively, in our condensed consolidated statements of income related to the triple-net master lease.

Also, effective August 1, 2025, we terminated a triple-net lease with an affiliate of Discovery for an ILF in Oklahoma. In connection with the lease termination, we received $0.8 million in cash consideration and $0.8 million in other non-cash consideration from the tenant and wrote off the related straight-line rent receivable of $3.2 million on this lease. Each of these amounts was recognized in rental income in our condensed consolidated statements of income for the three and nine months ended September 30, 2025. Concurrently with the lease termination, we transitioned this property from our Real Estate Investments segment into our SHOP segment by contributing it to an existing consolidated partnership with DSHI NHI Holiday LLC (the “Discovery member”). As of September 30, 2025, the net carrying value of this property was $28.6 million. Prior to the transition, we recognized rental income of $0.2 million and $1.6 million during the three and nine months ended September 30, 2025, respectively, and $0.7 million and $2.1 million during the three and nine months ended September 30, 2024, respectively, in our condensed consolidated statements of income related to the triple-net lease.

Reference Note 5 for additional information on our SHOP operations. Reference Note 15 for additional information on our segments.

Fourth Quarter 2025 Acquisitions

On October 1, 2025, we acquired a portfolio of four senior housing communities located in Oklahoma and Oregon, consisting of two SLCs and two ALFs, with a combined total of 344 residential units. The total purchase price of $74.3 million, including $0.5 million in closing costs, was partially funded by the cancellation of a $9.5 million mortgage note with us which had an 8.5% interest rate. This portfolio of properties has been included in our SHOP segment and will continue to be managed by the existing operator, Compass Senior Living.

On October 31, 2025, we acquired a 251-unit continuing care retirement community (“CCRC”) located in South Carolina from Senior Living Communities, LLC (“Senior Living”). The acquisition price of $52.5 million was partially funded by the cancellation of a $32.7 million mortgage note on the property. The property is being leased back to Senior Living pursuant to a 15-year triple-net lease with two five-year extension options, an initial lease rate of 8.25% and fixed annual escalators of 2.0%. Concurrently with the acquisition, we executed a $1.5 million revolving line of credit with Senior Living. Reference the “Senior Living Loans” section in Note 4 for additional information on the canceled mortgage note.

Impairment of Long-Lived Assets

During the three and nine months ended September 30, 2025 and the three months ended September 30, 2024, we did not recognize any impairment charges. During the nine months ended September 30, 2024, we recognized an impairment charge of $0.7 million on one property in our Real Estate Investments segment which was reclassified to assets held for sale in the second quarter of 2024. This property was subsequently sold in the fourth quarter of 2024.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Tenant Concentrations
The following table presents information related to concentrations of our tenants, or affiliates of tenants, that exceed 10% of total revenues included in our condensed consolidated statements of income for the periods indicated ($ in thousands):

			Nine Months Ended
			September 30,
	September 30, 2025		2025		2024
	Real Estate	Mortgages		% of		% of
	Properties[1]	and Notes[2]	Revenues[3]	Total	Revenues[3]	Total
Senior Living	$578,590	$39,450	$41,080	15%	$39,980	16%
Bickford Senior Living (“Bickford”)	430,974	15,989	32,141	12%	31,233	13%
National HealthCare Corporation (“NHC”)	133,770	—	30,443	11%	30,426	12%
All others, net	1,406,489	169,173	108,397	41%	99,050	40%
Escrow funds received from tenants for
property operating expenses	—	—	8,411	3%	8,321	3%
Total tenant concentrations	$2,549,823	$224,612	220,472	82%	209,010	84%
Resident fees and services[4]			49,333	18%	40,416	16%
Total revenues			$269,805	100%	$249,426	100%
1    Real estate properties have been stated at their gross carrying values. Total real estate properties, as presented in the table above, exclude $2.6 million related to our corporate office and equipment and exclude $551.8 million related to the properties in our SHOP segment.
2    Mortgages and notes have been stated at their gross carrying values. Mortgages and notes, as presented in the table above, exclude total credit loss reserves of $15.4 million as of September 30, 2025.
3    Revenues, as presented in the table above, include rental income and interest income from assets classified as held for sale, if any.
4    There are no tenant concentrations in revenues from resident fees and services because the residency agreements are between us and the individual residents.

As of September 30, 2025, our real estate properties in South Carolina represented 11.0% of our total real estate properties, net, on our condensed consolidated balance sheet. As of December 31, 2024, our real estate properties in South Carolina and Texas represented 11.6% and 10.1%, respectively, of our total real estate properties, net, on our condensed consolidated balance sheet. There were no other states where our concentration in real estate properties was 10% or greater as of September 30, 2025 and December 31, 2024.

Senior Living

As of September 30, 2025, we leased 10 senior housing properties to Senior Living. We recognized straight-line rent revenue of $(0.5) million and $(0.4) million from Senior Living during the nine months ended September 30, 2025 and 2024, respectively.

Bickford

As of September 30, 2025, we leased 38 properties to Bickford under four master leases. We have been recognizing revenues from Bickford’s leases on a cash basis since the second quarter of 2022 based upon information we obtained from Bickford regarding its financial condition that raised substantial doubt about its ability to continue as a going concern. During the three and nine months ended September 30, 2025, Bickford repaid $1.2 million and $3.8 million, respectively, of its outstanding rent deferrals, which primarily related to past due payments during the COVID-19 pandemic. During the three and nine months ended September 30, 2024, Bickford repaid $1.1 million and $4.0 million, respectively, of its outstanding rent deferrals. As of September 30, 2025, Bickford’s outstanding rent deferrals totaled $9.1 million.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
NHC

As of September 30, 2025, we leased 32 SNFs and three ILFs to NHC, a publicly held company, under a triple-net master lease. Four of these properties have been subleased to other third parties pursuant to leases in which NHC serves as a guarantor. The triple-net master lease provides for a contingent rent clause that requires NHC to pay additional rent based on 4.0% of the excess, if any, in the annual revenues of the facilities it leases from us over a base amount specified in each lease. During the nine months ended September 30, 2025 and 2024, we recognized straight-line rent revenue of $0.5 million and $0.2 million, respectively, related to NHC.

The following table summarizes the portion of our rental income from NHC that was attributable to contingent rent for the periods indicated ($ in thousands):

	Nine Months Ended
	September 30,
	2025	2024
Current year	$4,855	$4,138
Prior year final certifications[1]	956	1,656
Total contingent rental income from NHC	$5,811	$5,794

1    NHC certifies the annual revenue of its facilities leased from us by March 31st of the following year.

One of the members of our board of directors is also the chairperson of NHC’s board of directors.

Cash Basis Tenants

We had two tenants, including Bickford, on the cash basis of accounting for revenue recognition during the three and nine months ended September 30, 2025 for their leasing arrangements with us based on our assessment of each tenant’s ability to satisfy its contractual obligations under the terms of the respective leases. During the three and nine months ended September 30, 2024, we had three tenants, including Bickford, on the cash basis of accounting for revenue recognition for their leasing arrangements with us.

A summary of lease payments received from cash basis tenants follows ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Bickford	$10,143	$9,850	$30,120	$29,161
All others	1,498	1,855	4,460	9,398
Total lease payments from cash basis tenants	$11,641	$11,705	$34,580	$38,559

Senior Living Management

SLM was a cash basis tenant from 2022 until January 1, 2025 when the remaining two properties leased from us were transitioned to a new operator who had been serving as the interim manager at the properties. Concurrently with this transaction, we executed a 15-year triple-net master lease with a new operator which includes two five-year extension options. This master lease provides for approximately $1.1 million in initial annual contractual lease payments with fixed annual escalators of 2.0%.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
In February 2025, we acquired an ALF property in Florida upon the execution of a deed in lieu of foreclosure agreement initiated by SLM to settle its $10.0 million non-performing mortgage note with us. The acquired property was recognized on our condensed consolidated balance sheet at its estimated fair value of $8.6 million, which equaled the net carrying value of the mortgage note. Concurrently, we executed a new lease on this acquired property with the existing operator, Mainstay Healthcare. This lease provides for approximately $0.7 million in annual contractual lease payments.

Tenant Purchase and Sale Agreement

We lease a SLC that is subject to a purchase and sale agreement giving the tenant the option to acquire the property for $39.0 million. The purchase and sale agreement, as amended, expires in November 2025 subject to monthly renewals through March 2026 by the tenant upon payment of a non-refundable fee. The property was included in real estate properties, net, on our condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024. During the three and nine months ended September 30, 2025, we recognized rental income of $0.6 million and $2.0 million, respectively, related to the existing triple-net lease at this property, which expires in July 2027. During the three and nine months ended September 30, 2024, we recognized rental income of $0.7 million and $2.1 million, respectively, related to the lease on this property. The property will be reclassified to assets held for sale when the sale becomes probable, including when the tenant demonstrates its ability to obtain sufficient financing to close on the sale of the property within the terms of the purchase and sale agreement. As of September 30, 2025, the net carrying value of this property was $18.6 million on our condensed consolidated balance sheet.

Tenant Purchase Options

Certain of our tenant leases contain a purchase option clause allowing the tenant to acquire the leased property at a fixed base price, a fixed base price plus a specified share in any appreciation of the property or a price based on a specified fixed minimum internal rate of return on our investment. As of September 30, 2025, tenants had purchase options on four of our properties, representing an aggregate net carrying value of $75.3 million, which have exercise dates ranging between 2028 and 2031. Rental income from these properties with tenant purchase options totaled $2.5 million and $7.5 million during the three and nine months ended September 30, 2025, respectively, and $2.5 million and $6.3 million during the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, we cannot reasonably estimate the probability that any of these tenant purchase options will be exercised in the future.

Future Minimum Lease Payments

The fixed amounts of future minimum lease payments due to us under our existing tenant leases as of September 30, 2025 were as follows ($ in thousands):

Remainder of 2025	$63,855
2026	260,738
2027	211,527
2028	206,082
2029	194,682
2030	194,141
Thereafter	771,076
Total	$1,902,101

Variable Lease Payments

Most of our tenant leases contain annual rent escalators, which may be fixed or variable. Lease payments due to us that are subject to a variable rent escalator are typically determined annually and calculated using a variable index, such as the Consumer Price Index (“CPI”) or an index that is dependent on a future date and indeterminable at the inception of the lease.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
The following table provides a summary of our rental income with information on our lease payments received during the respective periods that were subject to fixed and variable rent escalators ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Lease payments based on fixed rent escalators	$63,127	$57,682	$189,103	$174,383
Lease payments based on variable rent escalators[1]	8,110	2,412	14,475	8,663
Straight-line rent revenue adjustments, net of write-offs[2]	(10,943)	1,161	(8,499)	2,066
Escrow funds received from tenants for
property operating expenses	2,610	2,786	8,411	8,321
Amortization of lease incentives	(726)	(723)	(2,176)	(2,168)
Total rental income	$62,178	$63,318	$201,314	$191,265

1    Cash and non-cash consideration received by us as a result of the early lease terminations described in the “Discovery Transitions” section above have been included in lease payments based on variable escalators for the three and nine months ended September 30, 2025.
2    The amounts presented for the three and nine months ended September 30, 2025 included the $12.1 million of write-offs of straight-line rents receivable as a result of the early lease terminations described in the “Discovery Transitions” section above.

Note 4. Mortgage and Other Notes Receivable

We enter into financing arrangements with our tenants, operators and other third parties primarily for construction, renovation and expansion projects, funding of working capital or other corporate needs and the acquisition of real estate properties. These investments are primarily secured loans guaranteed by significant parties to the notes or by cross-collateralization of properties with the same owner. Mortgage and other notes receivable are included in the Real Estate Investments segment. As of September 30, 2025, the principal amounts of our mortgage notes totaled $158.4 million and the principal amounts of our other notes, primarily mezzanine loans, totaled $66.2 million. As of December 31, 2024, the principal amounts of our mortgages and other notes totaled $175.8 million and $113.4 million, respectively. We had credit loss reserves of $15.4 million and $20.2 million as of September 30, 2025 and December 31, 2024, respectively, on these investments.

Non-Performing Notes

As of September 30, 2025, we had two loans designated as non-performing notes consisting of an unsecured mezzanine loan with a principal balance of $12.0 million due from affiliates of SLM and an unsecured loan due from Bickford with a principal balance of $1.3 million. As of December 31, 2024, the principal amount due to us on the SLM mezzanine loan was $14.5 million and the principal amount due to us on the Bickford loan was $1.4 million. Reference the “Senior Living Management” section in Note 3 for additional information on the $10.0 million SLM mortgage note settlement in February 2025 which was also a non-performing note at December 31, 2024.

Interest income recognized on a cash basis from non-performing notes was $0.1 million during both the three and nine months ended September 30, 2025 and $0.3 million and $1.3 million during the three and nine months ended September 30, 2024, respectively. Credit loss reserves related to non-performing notes totaled $13.3 million and $16.1 million as of September 30, 2025 and December 31, 2024, respectively.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Senior Living Management Loans

As previously discussed, we acquired a property in Florida in connection with a deed in lieu of foreclosure agreement initiated by SLM to settle its non-performing mortgage note in February 2025. Reference the “Senior Living Management” section in Note 3.

In May 2025, we received $2.5 million as a partial repayment of the unsecured mezzanine loan due from SLM that is classified as non-performing. This repayment resulted in a $1.3 million reduction of the credit loss reserve and related credit loss expense on this loan in the second quarter of 2025. As of September 30, 2025, the remaining principal amount outstanding on this loan was $12.0 million, which is fully covered by the related credit loss reserve.

Vizion Health Loan Amendment

In March 2025, we amended a mezzanine loan agreement with affiliates of Vizion Health to provide for additional funding of $5.4 million and to extend the maturity date to May 2028. The interest rate on the loan escalates on July 1 of each year. As of September 30, 2025, the principal amount outstanding on the loan was $17.2 million and the interest rate was 9.4%.

Construction Loan

In May 2025, we entered into a construction loan agreement to fund up to $28.0 million for the development of an 84-unit ALF and memory care facility in Michigan which will be operated by Encore Senior Living upon completion. The loan agreement provides for an annual interest rate of 9.0% and a maturity date in April 2030. As of September 30, 2025, the principal amount outstanding on this construction loan was $2.8 million.

Montecito Medical Real Estate Loan

As of September 30, 2025, the principal amount outstanding on the loan was $6.6 million, which relates to four medical office buildings (“MOB”) with a combined purchase price of approximately $48.3 million. During the three and nine months ended September 30, 2025, we recognized interest income of $0.5 million and $1.2 million, respectively, related to this loan. During the three and nine months ended September 30, 2024, we recognized interest income of $0.4 million and $1.4 million, respectively.

Bickford Construction Loan and Mortgage Note

As of September 30, 2025, we had one fully funded construction loan with Bickford that had a principal balance of $14.7 million. This construction loan is secured by a first mortgage lien on substantially all of the related real and personal property as well as a pledge of any and all leases or other agreements which may grant a right of use to the property. The loan provides for an annual interest rate of 9.0% and a maturity date in July 2026. The loan agreement contains usual and customary covenants and requires the borrower to pay property insurance and taxes. We hold a fair value purchase option under the loan agreement to purchase the property upon stabilization of the underlying operations.

As of September 30, 2025, we held an $11.9 million second mortgage note as a component of the purchase price consideration in connection with the sale of six properties to Bickford in 2021. This second mortgage note bears a 10.0% annual interest rate and matures in April 2026. We did not include this note receivable in the determination of the initial gain recognized on the sale of this portfolio of six properties and this mortgage note is not reflected in mortgage and other notes receivable, net, on the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024. During the three and nine months ended September 30, 2025, we recognized interest income related to this mortgage note of $0.3 million and $0.9 million, respectively. During the three and nine months ended September 30, 2024, we recognized interest income related to this mortgage note of $0.3 million and $1.0 million, respectively. Bickford repaid $0.1 million and $0.3 million on this mortgage note during the three and nine months ended September 30, 2025, respectively, which was included in gains on sales of real estate properties, net, in our condensed consolidated statements of income.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Senior Living Loans

We provided a $15.0 million revolving line of credit to Senior Living which is available for working capital needs and to finance construction projects within Senior Living’s portfolio, including projects to build additional units at existing facilities. The revolving line of credit matures in December 2031 concurrent with the maturity of the Senior Living leases. As of September 30, 2025, the outstanding balance on the Senior Living revolving line of credit was $6.8 million and the interest rate was 8.0%.

As of September 30, 2025, we had a $32.7 million mortgage due from Senior Living related to a 251-unit CCRC in South Carolina. As previously discussed, in October 2025, the outstanding principal on this mortgage note was applied to the consideration paid when we acquired this property. Concurrently with this acquisition, we executed a triple-net lease with Senior Living and provided a new $1.5 million revolving line of credit which bears an initial annual interest rate of 8.25%. Reference the “Fourth Quarter 2025 Acquisitions” section in Note 3 for additional information.
Credit Loss Reserves

Our principal measures of credit quality, except for construction loans, are debt service coverage for amortizing loans and interest or fixed charge coverage for non-amortizing loans (collectively, “Coverage”). A Coverage ratio provides a measure of the borrower’s ability to make scheduled principal and interest payments. The Coverage ratios presented in the table below have been calculated utilizing the most recent date for which data is available, June 30, 2025, using EBITDARM (earnings before interest, taxes, depreciation, amortization, rent and management fees) and the requisite debt service, interest service or fixed charges, as defined in the applicable loan agreement. We categorize Coverage into three levels: (i) more than 1.5x, (ii) between 1.0x and 1.5x, and (iii) less than 1.0x. We update our calculations of Coverage on a quarterly basis. Coverage is not a meaningful credit quality indicator for construction loans as these developments are typically not generating any operating income, or they have insufficient operating income because occupancy levels necessary to stabilize the properties have not yet been achieved. We measure credit quality for these mortgages by considering the construction and stabilization timelines and the financial condition of the borrower, as well as economic and market conditions. We consider the guidance in ASC 310-20, Receivables - Nonrefundable Fees and Other Costs, when determining whether a modification, extension or renewal constitutes a current period origination.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
The following table summarizes the credit quality indicators related to the principal amounts due to us from mortgage and other notes receivable as of September 30, 2025 ($ in thousands):

	Year of Loan Origination
						Prior
	2025	2024	2023	2022	2021	Years	Total
Mortgages notes:
More than 1.5x	$2,542	$58,192	$725	$14,741	$—	$32,700	$108,900
Between 1.0x and 1.5x	—	—	—	28,380	—	14,700	43,080
Less than 1.0x	—	—	—	—	—	6,423	6,423
	2,542	58,192	725	43,121	—	53,823	158,403
Mezzanine loans:
More than 1.5x	—	—	543	—	20,282	—	20,825
Between 1.0x and 1.5x	1,632	—	—	—	6,650	—	8,282
Less than 1.0x	—	—	237	—	—	12,500	12,737
	1,632	—	780	—	26,932	12,500	41,844
Non-performing notes:
Between 1.0x and 1.5x	—	1,289	—	—	—	—	1,289
Less than 1.0x	—	—	—	—	—	12,000	12,000
	—	1,289	—	—	—	12,000	13,289
Revolving lines of credit:
More than 1.5x							11,076
Credit loss reserves							(15,443)
Total mortgage and other notes
receivable, net							$209,169

Our methodology for estimating credit loss reserves on non-performing notes incorporates considerations of the sufficiency of the underlying collateral, current economic conditions and forecasts of future economic conditions that may impact the collectability of these loans, including qualitative factors, which may differ from conditions existing in the historical periods. Due to the continuing challenges in the U.S. financial markets and the potential impact on the collectability of our mortgage and other notes receivable, we forecasted a 20% increase in the probability of a default and a 20% increase in the amount of estimated loss from a default on all loans, other than those designated as non-performing notes, resulting in an effective adjustment of 4.5% as of September 30, 2025.

The following table provides a summary of the changes in our credit loss reserves for the nine months ended September 30, 2025 ($ in thousands):

Balance at December 31, 2024	$20,249
Provision for credit losses, net of recoveries	(3,406)
Write-offs	(1,400)
Balance at September 30, 2025	$15,443

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Note 5. Senior Housing Operating Portfolio

As of September 30, 2025, we owned 22 senior housing communities, consisting of 17 ILFs, four SLCs, one ALF. We outsource the operations at these properties to third-party managers pursuant to individual management agreements. The operations have been structured to comply with the requirements of the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) and to utilize our TRS for activities that would otherwise be non-qualifying for REIT purposes. The third-party managers receive a management fee from us for the services they provide.

In October 2025, we acquired a portfolio of four senior housing communities located in Oklahoma and Oregon, consisting of two SLCs and two ALFs, with a combined total of 344 residential units. The properties will be managed by the existing operator Compass Senior Living. Reference the “Fourth Quarter 2025 Acquisitions” section in Note 3 for additional information.

Merrill Managed Portfolio

As of September 30, 2025, we had a portfolio of six ILFs located in California and Washington that are held in a consolidated partnership with Merrill Gardens, LLC. (“Merrill”), which owns a 20.0% common equity interest in the partnership. We own 100% of the preferred equity interest and 80% of the common equity interest in the partnership. The operating agreement for the partnership provides for contingent distributions to the members based on the attainment of certain yields on the investment calculated on an annual basis. Merrill serves as the manager of these properties. Pursuant to the management agreement, as amended, which expires in March 2032, Merrill is paid a management fee based on 5.0% of net revenues. Additionally, Merrill is entitled to a real estate services fee for projects it manages based on 5.0% of the related costs, as defined in the management agreement, incurred in any calendar year that exceed $1,000 times the number of units at each property. The noncontrolling interest associated with this partnership is contingently redeemable. Reference Note 10 for additional information on the redemption features.

Discovery Managed Portfolio

As of September 30, 2025, we had a portfolio of 10 ILFs located in Arkansas, Georgia, Ohio, Oklahoma, New Jersey and South Carolina that are held in a consolidated partnership with the Discovery member, which owns a 2.0% common equity interest in the partnership. We own 100% of the preferred equity interest and 98.0% of the common equity interest in the partnership. On August 1, 2025, we transitioned a property in Oklahoma from our Real Estate Investment segment into this portfolio. The operating agreement for the partnership provides for contingent distributions to the members based on the attainment of certain yields on the investment calculated on an annual basis. The properties are managed by a related party of Discovery pursuant to separate management agreements for each property, each of which has an initial term through March 2032. The managers are paid a management fee based on 5.0% of net revenues. Reference the “Discovery Transitions” section in Note 3 for additional information on the transitioned property.

Sinceri Managed Portfolio

As of September 30, 2025, we had a portfolio of six senior housing properties, consisting of four SLCs, one ILF and one ALF, that are located in Florida, Indiana, Maryland and Pennsylvania. This portfolio, which is managed by an affiliate of Sinceri, was transitioned on August 1, 2025 out of our Real Estate Investment segment into the SHOP segment. Pursuant to the management agreements which expire in July 2035, Sinceri is paid a base management fee of 5.0% of net revenues. Sinceri may earn an additional incentive management fee based on each property’s annual net operating income (“NOI”) in excess of a specified threshold in the management agreement for each property. If the portfolio is sold to a third party, Sinceri is also entitled to a fee calculated on the excess purchase price over a specified threshold in the management agreements.

Note 6. Equity Method Investment

Concurrently with the acquisition of a CCRC in January 2020 from LCS-Westminster Partnership III, LLP (“Timber Ridge CCRC”), we invested $0.9 million in the operating company, Timber Ridge OpCo, LLC (“Timber Ridge OpCo”), which represented a 25.0% equity interest. This investment is held by our TRS to be compliant with the provisions of RIDEA. As part of our initial investment, we provided Timber Ridge OpCo with a revolving credit facility that has a maximum borrowing capacity of $5.0 million. As of September 30, 2025, no amounts have been drawn on this revolving credit facility.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
We account for our investment in Timber Ridge OpCo under the equity method of accounting and decrease the carrying value of our investment for operating losses of the entity and distributions made to us for cumulative amounts up to and including our basis plus any guaranteed or implied commitments to fund operations. Our guaranteed and implied commitments are currently limited to the $5.0 million revolving credit facility and a $2.5 million lease incentive distribution received in February 2023. As of September 30, 2025, we have recognized our share of Timber Ridge OpCo’s operating losses in excess of our initial investment plus guaranteed and implied commitments. These cumulative losses are included in accounts payable and other liabilities on our condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024. Excess unrecognized equity method losses for this investment were $0.5 million and $1.7 million during the three and nine months ended September 30, 2025, respectively, and $0.9 million and $2.1 million during the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, our cumulative unrecognized losses for this investment were $15.9 million. We recognized gains from equity method investment of $0.1 million and $2.0 million during the three and nine months ended September 30, 2025, respectively, and $0.4 million during the nine months ended September 30, 2024 in our condensed consolidated statements of income related to cash distributions received from this investment in these periods. There were no cash distributions from this investment during the three months ended September 30, 2024.

The Timber Ridge OpCo property is subject to early resident mortgages secured by a Deed of Trust and Indenture of Trust (the “Deed and Indenture”). As part of our acquisition, NHI-LCS JV I, LLC (“Timber Ridge PropCo”) acquired the Timber Ridge CCRC property and a subordination agreement was entered into pursuant to which the trustee acknowledged and confirmed that the security interests created under the Deed and Indenture were subordinate to any security interests granted in connection with an $81.0 million loan made by NHI to Timber Ridge PropCo which is eliminated upon consolidation. In addition, under the terms of the resident loan assumption agreements, during the term of the seven-year lease to Timber Ridge OpCo, which includes two five-year extension options, Timber Ridge OpCo is required to indemnify Timber Ridge PropCo for any repayment by Timber Ridge PropCo of the early resident mortgage liabilities under the guarantee. As a result of the subordination agreement and the resident loan assumption agreements, no liability has been recorded as of September 30, 2025 and December 31, 2024. The balance secured by the Deed and Indenture was $7.7 million as of September 30, 2025.

Note 7. Other Assets, Net

Other assets, net, consisted of the following ($ in thousands):

	September 30,	December 31,
	2025	2024
SHOP accounts receivable, net of allowances of $517 and $494, respectively,
and other assets	$3,193	$2,232
Real estate investments accounts receivable and other assets	3,594	4,223
Lease incentive payments, net	5,701	7,877
Regulatory escrows	6,208	6,208
Restricted cash	—	2,213
Total other assets, net	$18,696	$22,753

As of September 30, 2025, real estate investments accounts receivable included $0.7 million that was due from the Discovery tenant pursuant to the lease termination agreement executed on August 1, 2025. There were no allowances for credit losses recognized against real estate investments accounts receivable as of September 30, 2025 and December 31, 2024. Reference the “Discovery Transitions” section in Note 3 for additional information on the lease terminations on August 1, 2025.

In the first quarter of 2025, we recognized $1.2 million of transaction costs related to an acquisition in our SHOP segment that did not materialize. We had $0.6 million of these costs capitalized in other assets, net, on our condensed consolidated balance sheet as of December 31, 2024.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Note 8. Debt, Net

Our debt consisted of the following ($ in thousands):

	September 30,	December 31,
	2025	2024
Revolving credit facility - unsecured	$100,000	$331,200
Bank term loan - unsecured	125,000	200,000
2031 Senior Notes - unsecured, net of discount of $1,715 and $1,956, respectively	398,285	398,044
2033 Senior Notes - unsecured, net of discount of $3,838	346,162	—
Private placement notes - unsecured	150,000	150,000
Fannie Mae term loans - secured, non-recourse	—	75,815
Unamortized debt issuance costs	(10,382)	(9,018)
Total debt, net	$1,109,065	$1,146,041

A summary of the aggregate principal maturities of our outstanding debt as of September 30, 2025 follows ($ in thousands):

Remainder of 2025	$175,000
2026	—
2027	100,000
2028	100,000
2029	—
2030	—
Thereafter	750,000
Total principal amounts of debt outstanding	1,125,000
Less: Unamortized debt issuance costs and discounts	(15,935)
Total debt, net	$1,109,065

Revolving Credit Facility and Bank Term Loan

We have a $700.0 million unsecured revolving credit facility (the “Credit Facility”), which matures in October 2028, and may be extended by us pursuant to (i) one or both of the two six-month extension options or (ii) one 12-month extension option. On October 31, 2025, we amended the Credit Facility to remove the 0.10% credit spread adjustment applicable to the Secured Overnight Financing Rate (“SOFR”) interest rates, which will result in an effective decrease of 0.10% in the applicable interest rates with respect to the Credit Facility. Borrowings under the Credit Facility bear interest, at our election, at one of the following (a) Term SOFR plus a margin ranging from 0.725% to 1.40%, (b) Daily SOFR plus a margin ranging from 0.725% to 1.40% or (c) the base rate plus a margin ranging from 0.00% to 0.40%. In each election, the actual margin is determined according to our credit ratings. The base rate means, for any day, a fluctuating rate per annum equal to the highest of (x) the agent’s prime rate, (y) the federal funds rate on such day plus 0.50% or (z) the adjusted Term SOFR for a one-month tenor in effect on such day plus 1.00%. In addition, the Credit Facility requires a facility fee equal to 0.125% to 0.300%, based on our credit rating on the $700.0 million committed capacity without regard to usage.

As of September 30, 2025, we had $600.0 million available to draw on the Credit Facility, subject to usual and customary covenants. Among other stipulations, our credit agreement requires that we maintain certain financial ratios within limits set by our creditors. As of September 30, 2025, we were in compliance with these covenants.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
We have an unsecured bank term loan (the “Bank Term Loan”) that bears interest at a variable rate which is SOFR-based with a margin determined according to our credit ratings. Concurrently with the amendment of the Credit Facility on October 31, 2025, we also amended the Bank Term Loan to remove the 0.10% credit spread adjustment applicable to the SOFR interest rates. In April 2025, we exercised the first of two six-month options to extend the maturity date to December 2025. In September 2025, we repaid $75.0 million on the Bank Term Loan. In October 2025, we exercised the remaining six-month option to extend the maturity date on the Bank Term Loan to June 2026.

Pinnacle Bank is a participating member of our banking group. A member of our board of directors, who became the chairman of our board of directors effective in January 2025, is also the chairman of the board of directors of Pinnacle Financial Partners, Inc., the holding company for Pinnacle Bank. Our corporate banking transactions are conducted primarily through Pinnacle Bank.

2031 Senior Notes

In January 2021, we issued $400.0 million in aggregate principal amount of 3.00% unsecured senior notes that mature in February 2031 (the “2031 Senior Notes”) and require semi-annual interest payments. The 2031 Senior Notes were sold at an issue price of 99.196% of face value before the underwriters’ discount. The 2031 Senior Notes are subject to affirmative and negative covenants, including financial covenants. As of September 30, 2025, we were in compliance with these covenants.

2033 Senior Notes

On September 22, 2025, we issued $350.0 million in aggregate principal amount of 5.35% unsecured senior notes that mature in February 2033 (the “2033 Senior Notes”). The 2033 Senior Notes were sold at an issue price of 98.903% of face value, before the underwriters’ discount. Our net proceeds from the 2033 Senior Notes offering, after deducting underwriting discounts and expenses, were $342.5 million. We used the net proceeds to repay existing indebtedness. Interest on the 2033 Senior Notes is due semi-annually beginning in February 2026. The 2033 Senior Notes are subject to affirmative and negative covenants, including financial covenants. As of September 30, 2025, we were in compliance with these covenants.

Private Placement Notes

A summary of the principal amounts outstanding on our unsecured private placement notes as of September 30, 2025 follows ($ in thousands):

			Principal
		Interest	Amounts
Origination	Maturities	Rate	Outstanding
November 2015	November 2025	4.33%	$50,000
January 2015	January 2027	4.51%	100,000
Total private placement notes			$150,000

The private placement notes have a fixed interest rate and require interest only payments up to the respective maturity dates. Covenants pertaining to the private placement notes are generally conformed with those governing our Credit Facility, except for specific debt coverage ratios that are more restrictive. Our private placement notes include a provision that increases the fixed annual interest rate if any rating agency lowers the credit rating on our unsecured senior debt below investment grade and our compliance leverage increases to 50.0% or more.

On November 3, 2025, we repaid $50.0 million of the private placement notes upon maturity.

Fannie Mae Term Loans

In the second quarter of 2025, we repaid all of the Fannie Mae term loans, including accrued interest, which totaled $75.7 million.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Interest Expense

A summary of the components of interest expense follows ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest expense at contractual rates	$13,108	$14,131	$40,529	$42,247
Capitalized interest	—	(65)	—	(152)
Amortization of debt issuance costs and discounts
and other	658	873	2,575	2,568
Total interest expense	$13,766	$14,939	$43,104	$44,663

Note 9. Commitments, Contingencies and Uncertainties

In the normal course of business, we enter into a variety of commitments, typically consisting of funding revolving credit arrangements, construction loans and mezzanine loans with our tenants, operators and other third parties. In our leasing operations, we may offer our tenants and the sellers of properties we acquire certain inducements that originate contractually as contingencies, but which may become commitments upon the satisfaction of the contingent event. Any contingent payments made by us are included in the respective lease base when funded.

As of September 30, 2025, we had loan commitments with eight operators or other borrowers totaling $149.7 million of which we had funded $105.5 million toward these commitments.

As of September 30, 2025, we had development commitments with seven tenants totaling $23.6 million of which we had funded $9.9 million toward these commitments.

As of September 30, 2025, we had an aggregate of $12.9 million in remaining contingent lease inducement commitments related to three operators in which future payments, if any, are contingent on the respective facility operating performance over a specified period.

We provide for expected credit loss liabilities on our unfunded loan commitments based on the estimated amounts we expect to fund using the same methodology as the one applied to provide for credit loss reserves on our mortgages and other notes. The liabilities for expected credit losses on our unfunded loan commitments are included in accounts payable and other liabilities on our condensed consolidated balance sheets. Reference the “Credit Loss Reserves” section in Note 4 for additional information.

The following table provides a summary of the changes in our expected credit loss liabilities for the nine months ended September 30, 2025 ($ in thousands):

Balance at December 31, 2024	$147
Provision for expected credit losses	20
Balance at September 30, 2025	$167

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Litigation

From time to time, we are party to various lawsuits, investigations, claims and other legal and regulatory proceedings arising in connection with our business. Such claims may include, among other things, professional and general liability claims, as well as regulatory proceedings related to our SHOP segment. Further, from time to time, we are party to certain legal proceedings for which third parties, such as our tenants, managers and borrowers, are contractually obligated to indemnify us from and against various claims, litigation and liabilities arising in connection with their respective businesses. Management believes that the ultimate resolution of all such pending proceedings will have no material adverse effect on our financial condition, results of operations or cash flows.

Note 10. Redeemable Noncontrolling Interest

Certain provisions in the operating agreement related to the Merrill consolidated partnership entitle Merrill to put rights upon certain contingent events that are not solely within our control as the majority equity interest owner. As a result, Merrill’s noncontrolling interest in the partnership was deemed to be contingently redeemable and has been classified in the mezzanine section between liabilities and equity on our condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024. We are required to remeasure the carrying value of the noncontrolling interest to its redemption value in the period it becomes known that a triggering event is probable to occur. As of September 30, 2025 and December 31, 2024, we concluded that the redemption criteria were not met.

The following table provides a summary of the activity in redeemable noncontrolling interest for the nine months ended September 30, 2025 ($ in thousands):

Balance at December 31, 2024	$9,790
Net loss attributable to redeemable noncontrolling interest	(723)
Distributions declared to redeemable noncontrolling interest	(33)
Balance at September 30, 2025	$9,034

Note 11. Equity and Dividends

Forward Equity Sales Agreements

In August 2024, we entered into forward equity sales agreements with financial institutions to sell up to an aggregate of 2.8 million shares of common stock at an initial forward sales price of $68.40 per common share, pursuant to which the financial institutions borrowed and sold these shares of common stock in a public offering.

In the first quarter of 2025, we settled the remaining 1.0 million shares of common stock related to the August 2024 forward equity sales agreements at a forward price of $68.21 per common share for proceeds of $65.5 million.

As of September 30, 2025, we had no forward equity sales agreements outstanding.

ATM Equity Program

We maintain an ATM equity program which allows us to sell our common stock directly into the market. This program is governed by an ATM equity offering sales agreement which includes a forward sales provision that allows us to sell shares of our common stock to forward purchasers at a predetermined price at a future date. Pursuant to this agreement, we may sell, from time to time, up to an aggregate sales price of $500.0 million of our common stock.

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

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
In the second quarter of 2025, we issued 0.8 million shares of common stock, representing full settlement of the December 2024 ATM forward sales agreements and partial settlement of the March 2025 ATM forward sales agreements at a weighted average forward price of $74.71 per common share for aggregate proceeds of $58.0 million.

In June 2025, we entered into ATM forward sales agreements with a financial institution to sell shares of our common stock which mature in the second quarter of 2026. Pursuant to these agreements, we sold 1.3 million shares on a forward basis at a weighted average price of $71.41 per common share, net of sales agent fees, which totaled $91.8 million. We did not receive any proceeds from the sale of shares of our common stock to the forward purchasers at the time of the sale.

In the third quarter of 2025, we issued 0.2 million shares of common stock, representing full settlement of the remaining March 2025 ATM forward sales agreements at a weighted average forward price of $73.96 per common share for proceeds of $11.4 million.

During the three and nine months ended September 30, 2024, we did not sell or settle any shares under the ATM equity program.

As of September 30, 2025, we had 1.3 million remaining shares of common stock available under ATM forward sales agreements representing proceeds of $90.6 million at a weighted average price of $70.47 per common share.

Dividends

The following table summarizes dividends declared by our board of directors or paid by us for the periods indicated:

Nine Months Ended September 30, 2025
Date of	Date of	Date Paid	Quarterly Dividend
Declaration	Record	or Payable	Per Common Share
November 1, 2024	December 31, 2024	January 29, 2025	$0.90
February 14, 2025	March 31, 2025	May 2, 2025	$0.90
May 2, 2025	June 30, 2025	August 1, 2025	$0.90
August 5, 2025	September 30, 2025	October 31, 2025	$0.92

Nine Months Ended September 30, 2024
Date of	Date of	Date Paid	Quarterly Dividend
Declaration	Record	or Payable	Per Common Share
November 3, 2023	December 29, 2023	January 26, 2024	$0.90
February 16, 2024	March 28, 2024	May 3, 2024	$0.90
May 3, 2024	June 28, 2024	August 2, 2024	$0.90
August 2, 2024	September 27, 2024	November 1, 2024	$0.90

On November 5, 2025, our board of directors declared a $0.92 per common share dividend payable on January 30, 2026 to common stockholders of record as of December 31, 2025.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Note 12. Share-Based Compensation

Our outstanding stock incentive awards have been granted under the 2012 Stock Incentive Plan and the 2019 Stock Incentive Plan, as amended and restated (the “2019 Plan”).

Restricted Stock Awards

In February 2025, we issued 29,500 restricted stock awards under the 2019 Plan to executive officers with a grant date fair value of $73.34 per share. These restricted stock awards vest over five years, with 20% vesting on each anniversary of the grant date beginning with the grant date and are subject to a one-year post-vesting hold. The holders of restricted stock awards have a non-forfeitable right to dividends or dividend equivalents during the vesting periods. During the nine months ended September 30, 2025, 7,200 restricted stock awards vested. As of September 30, 2025, we had 54,100 unvested restricted stock awards outstanding with a weighted average grant date fair value of $64.29 per share.

Stock Options

During the nine months ended September 30, 2025 and 2024, we granted 579,500 stock options with a weighted average grant date fair value of $9.34 per share and 431,000 stock options with a weighted average grant date fair value of $7.36 per share, respectively.

We estimated the fair values of stock options granted at the respective grant dates using the following weighted average assumptions:

	Nine Months Ended
	September 30,
	2025	2024
Dividend yield	5.2%	6.4%
Expected volatility	24.0%	26.1%
Expected lives	2.94 years	2.9 years
Risk-free interest rate	3.94%	4.49%

A summary of the activity related to our stock options for the nine months ended September 30, 2025 follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise Price	Contractual
	of Options	Per Share	Life (Years)
Options outstanding at December 31, 2024	1,416,215	$71.06
Granted	579,500	73.43
Exercised	(185,446)	61.46
Forfeited	(63,503)	64.34
Expired	(491,000)	90.79
Options outstanding at September 30, 2025	1,255,766	66.19	3.0
Options exercisable at September 30, 2025	843,578	64.55	2.4

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
A summary of the activity related to our stock options for the nine months ended September 30, 2024 follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise Price	Contractual
	of Options	Per Share	Life (Years)
Options outstanding at December 31, 2023	2,447,171	$68.80
Granted	431,000	57.76
Exercised	(1,065,119)	58.24
Expired	(301,837)	79.96
Options outstanding at September 30, 2024	1,511,215	70.87	2.0
Options exercisable at September 30, 2024	1,170,521	74.94	1.4

As of September 30, 2025, the intrinsic values of our stock options outstanding and exercisable were $16.7 million and $12.6 million, respectively.

Share-Based Compensation Expense

A summary of share-based compensation expense, net of forfeitures, by award type follows ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Stock options	$637	$504	$3,691	$3,002
Restricted stock awards	346	166	921	510
Total share-based compensation expense	$983	$670	$4,612	$3,512

As of September 30, 2025, we had unrecognized share-based compensation expense of $4.1 million that is expected to be recognized over the following periods: remainder of 2025 - $1.0 million, 2026 - $2.0 million, 2027 - $0.7 million, 2028 - $0.3 million and 2029 - $0.1 million.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Note 13. Earnings Per Share

The following table presents the calculations of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income attributable to common stockholders	$32,812	$28,511	$103,863	$94,653

Weighted average common shares outstanding - basic	47,433,336	43,476,067	46,615,262	43,420,663
Effect of dilutive securities:
Stock options	138,417	346,997	128,637	183,093
Forward equity sales	51,870	164,008	30,973	54,669
Weighted average common shares
outstanding - diluted	47,623,623	43,987,072	46,774,872	43,658,425

Earnings per share:
Basic	$0.69	$0.66	$2.23	$2.18
Diluted	$0.69	$0.65	$2.22	$2.17

Anti-dilutive shares excluded from above:
Stock options	$19,336	$86,542	$54,527	$280,157

Regular dividends declared per common share	$0.92	$0.90	$2.72	$2.70

Note 14. Fair Value of Financial Instruments

A summary of the carrying amounts and fair values of our financial instruments that are not reported at their fair values on our condensed consolidated balance sheets are as follows ($ in thousands):

	Carrying Amounts		Fair Values
	September 30,	December 31,	September 30,	December 31,
	2025	2024	2025	2024
Level 2:
Fixed rate debt	$888,319	$620,864	$841,450	$548,339
Variable rate debt	220,746	525,177	225,000	531,200
Level 3:
Mortgage and other notes receivable, net	209,169	268,926	207,162	261,708

Fixed rate debt is classified as a Level 2 measurement, and the fair values of these debt instruments are based on quoted prices for similar instruments or calculated utilizing model derived valuations in which significant inputs are observable in active markets.

Variable rate debt is classified as a Level 2 measurement, and the fair values of our borrowings under our Credit Facility and Bank Term Loan are estimated at their notional amounts due to the predominance of floating interest rates, which generally reflect market conditions.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Mortgage and other notes receivable, net, are classified as Level 3 measurements, and the fair values are estimated based on credit risk and discount rates that are not observable in the marketplace.

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other liabilities on our condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 approximate their fair values due to the short-term nature of these financial instruments and are classified as Level 1 measurements.

Note 15. Segment Reporting

We evaluate our business and make resource allocations based on two operating segments: Real Estate Investments and SHOP. The Real Estate Investments segment consists of our investments in acquiring senior housing and medical facility properties and providing financing to our tenants, operators or other third parties primarily for construction, renovation and expansion projects, funding of working capital or other corporate needs and the acquisition of real estate properties. We lease these properties primarily under triple-net leases and do not have involvement in the operations at the properties. The types of properties we acquire or finance include ILFs, ALFs, EFCs, SLCs, SNFs and HOSPs. Our SHOP segment consists of senior housing communities we own, which are operated on our behalf by third-party managers in exchange for a management fee. Reference Note 5 for additional information on our SHOP operations.

Our President and Chief Executive Officer serves as our Chief Operating Decision Maker (“CODM”). Our CODM reviews financial and other performance information quarterly based upon segment NOI. We define NOI as total revenues, less tenant reimbursements and property operating expenses. Our CODM evaluates NOI to make decisions about resource allocations to the segments and to assess our property level performance. The CODM evaluates revenue and operating expenses on a comparative basis for each segment, both sequentially and year-over-year, and also evaluates budget-to-actual variances on a quarterly basis. For our SHOP segment, the CODM reviews additional key performance indicators based on the revenues and operating expenses per occupied or available resident unit and based on revenues and functional expenses by resident.

Our non-segment / corporate revenue primarily consists of other income. We do not allocate non-property specific revenues and expenses to our operating segments in determining NOI. Our non-segment / corporate assets primarily include cash and cash equivalents, the corporate office and certain equipment.

On August 1, 2025, we entered into a series of concurrent transactions that included the transition of seven properties from the Real Estate Investment segment to the SHOP segment. The operating results of these properties have been reflected in the Real Estate Investment segment prior to August 1, 2025 and in the SHOP segment from August 1, 2025 through September 30, 2025. There were no real estate property transitions in the three and nine months ended September 30, 2024. We do not have any other inter-segment transactions. Reference the “Discovery Transitions” section in Note 3 for additional information on the transitioned properties.

On December 31, 2024, we adopted ASU 2023-07, Segment Reporting (TOPIC 280): Improvements to Reportable Segment Disclosures, which required presentation of segment expenses in greater detail. As a result, the segment tables below for the three and nine months ended September 30, 2024 has been recasted to conform with the presentation in the current year tables.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
The following tables provide information on our operating segments ($ in thousands):

	Three Months Ended September 30, 2025
	Real Estate		Non-Segment /
	Investments	SHOP	Corporate	Total
Rental income	$62,178	$—	$—	$62,178
Resident fees and services	—	21,177	—	21,177
Interest income and other	6,454	—	38	6,492
Total revenues	68,632	21,177	38	89,847
Utilities	—	1,567	—	1,567
Dietary	—	1,483	—	1,483
Labor	—	7,168	—	7,168
Taxes and insurance	2,610	2,217	—	4,827
Other senior housing operating expenses[1]	—	3,818	—	3,818
NOI	66,022	4,924	38	70,984
Depreciation	16,470	3,733	13	20,216
Interest	—	—	13,766	13,766
Legal	—	—	134	134
Franchise, excise and other taxes, net	—	—	244	244
General and administrative	—	—	6,311	6,311
Loan and realty gains, net	(1,979)	—	—	(1,979)
Gains on sales of real estate properties, net	(113)	—	—	(113)
Gains from equity method investment	(73)	—	—	(73)
Net income (loss)	$51,717	$1,191	$(20,430)	$32,478

1    Amount includes management fees, general and administrative costs and marketing expenses.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	Three Months Ended September 30, 2024
	Real Estate		Non-Segment /
	Investments	SHOP	Corporate	Total
Rental income	$63,318	$—	$—	$63,318
Resident fees and services	—	13,771	—	13,771
Interest income and other	5,743	—	112	5,855
Total revenues	69,061	13,771	112	82,944
Utilities	—	1,071	—	1,071
Dietary	—	1,118	—	1,118
Labor	—	4,304	—	4,304
Taxes and insurance	2,786	1,611	—	4,397
Other senior housing operating expenses[1]	—	2,640	—	2,640
NOI	66,275	3,027	112	69,414
Depreciation	15,168	2,591	9	17,768
Interest	768	—	14,171	14,939
Legal	—	—	240	240
Franchise, excise and other taxes, net	—	—	83	83
General and administrative	—	—	4,810	4,810
Loan and realty losses, net	3,434	—	—	3,434
Gains on sales of real estate properties, net	(102)	—	—	(102)
Net income (loss)	$47,007	$436	$(19,201)	$28,242

1    Amount includes management fees, general and administrative costs and marketing expenses.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	Nine Months Ended September 30, 2025
	Real Estate		Non-Segment /
	Investments	SHOP	Corporate	Total
Rental income	$201,314	$—	$—	$201,314
Resident fees and services	—	49,333	—	49,333
Interest income and other	19,043	—	115	19,158
Total revenues	220,357	49,333	115	269,805
Utilities	—	3,604	—	3,604
Dietary	—	3,632	—	3,632
Labor	—	15,791	—	15,791
Taxes and insurance	8,411	5,168	—	13,579
Other senior housing operating expenses[1]	—	9,307	—	9,307
NOI	211,946	11,831	115	223,892
Depreciation	49,953	9,302	36	59,291
Interest	929	—	42,175	43,104
Legal	—	—	2,655	2,655
Franchise, excise and other taxes, net	—	—	756	756
General and administrative	—	—	19,265	19,265
Proxy contest and related expenses	—	—	1,572	1,572
Loan and realty gains, net	(3,386)	—	—	(3,386)
Gains on sales of real estate properties, net	(337)	—	—	(337)
Gains from equity method investment	(2,012)	—	—	(2,012)
Net income (loss)	$166,799	$2,529	$(66,344)	$102,984

Capital expenditures[2]	$145,630	$5,070	$36	$150,736

1     Amount includes management fees, general and administrative costs and marketing expenses.
2    Amounts include investments in acquiring, renovating and expanding real estate properties and purchases of equipment.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	Nine Months Ended September 30, 2024
	Real Estate		Non-Segment /
	Investments	SHOP	Corporate	Total
Rental income	$191,265	$—	$—	$191,265
Resident fees and services	—	40,416	—	40,416
Interest income and other	17,428	—	317	17,745
Total revenues	208,693	40,416	317	249,426
Utilities	—	2,917	—	2,917
Dietary	—	3,196	—	3,196
Labor	—	12,730	—	12,730
Taxes and insurance	8,321	4,844	—	13,165
Other senior housing operating expenses[1]	—	7,807	—	7,807
NOI	200,372	8,922	317	209,611
Depreciation	45,218	7,517	28	52,763
Interest	2,292	—	42,371	44,663
Legal	—	—	641	641
Franchise, excise and other taxes, net	—	—	(56)	(56)
General and administrative	—	—	15,318	15,318
Loan and realty losses, net	4,550	—	—	4,550
Gains on sales of real estate properties, net	(1,718)	—	—	(1,718)
Gains from equity method investment	(402)	—	—	(402)
Net income (loss)	$150,432	$1,405	$(57,985)	$93,852

Capital expenditures[2]	$39,580	$7,512	$—	$47,092

1    Amount includes management fees, general and administrative costs and marketing expenses.
2    Amounts include investments in acquiring, renovating and expanding real estate properties and purchases of equipment.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
The following table provides a summary of our total assets by segment ($ in thousands):

	September 30,	December 31,
	2025	2024
Real Estate Investments segment	$2,190,592	$2,325,269
SHOP segment	423,490	270,273
Non-segment / corporate	75,982	18,829
Total assets	$2,690,064	$2,614,371

Note 16. Variable Interest Entities

Consolidated Variable Interest Entities

We are the majority equity partner in certain entities that we have deemed to be VIEs. For each of these partnerships, we determined whether either the members as a group lack the characteristics of a controlling financial interest or the total equity at risk in the individual partnership is insufficient to finance the activities of the partnership without additional subordinated financial support. We are deemed the primary beneficiary of these VIEs because we have the ability to direct the activities that most significantly impact the economic performance of these partnerships and also have the obligation to absorb the losses of the partnership or have the right to receive benefits arising from the partnership, subject to limited protective rights extended to our partners for specified business decisions. Reference the “Discovery Transitions” section in Note 3 for information on the dissolution of the Discovery partnership on August 1, 2025.

The following table provides information on the assets and liabilities of our consolidated VIEs ($ in thousands):

	September 30,	December 31,
	2025	2024
Real Estate Investments segment:
Real estate properties, net	$113,654	$244,337
Cash and cash equivalents	968	3,185
Straight-line rents receivable	638	10,025
Other assets, net	3,386	5,291
Accounts payable and other liabilities	—	(26)
SHOP segment:
Real estate properties, net	286,641	261,561
Cash and cash equivalents	6,585	6,480
Other assets, net	2,042	2,232
Accounts payable and other liabilities	(5,684)	(5,689)

Unconsolidated Variable Interest Entities

In our Real Estate Investments segment, we have concluded that we are not the primary beneficiary for certain investments where we lack either directly, or through related parties, the power to direct the activities that most significantly impact the economic performance of these entities. We do not have any unconsolidated VIEs in our SHOP segment.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
The following table provides a summary of our relationships and sources of exposure as of September 30, 2025 related to our unconsolidated VIEs ($ in thousands):

Year				Maximum
of Initial		Source of	Carrying	Exposure	Note
Involvement	Name	Exposure	Amounts	to Loss	References
		Notes and straight-line
2014	Senior Living	rents receivable	$78,953	$87,203	Notes 3, 4
2016	SLM	Note	12,000	12,000	Notes 3, 4
2018	Bickford	Notes	16,099	28,009	Notes 3, 4
2019	Encore Senior Living	Various[1]	35,511	35,579	Note 4
2020	Timber Ridge OpCo	Various[2]	(3,475)	1,525	Note 6
	Senior Living Hospitality	Notes and straight-line
2020	Group[3]	rents receivable	12,961	13,985	—
	Montecito Medical
2021	Real Estate	Notes	6,704	6,704	Note 4
		Notes and straight-line
2021	Vizion Health	rents receivable	19,645	20,550	Note 4
2021	Navion Senior Solutions	Various[4]	7,427	9,577	—
2023	Kindcare Senior Living	Notes[5]	811	811	—
2024	Mainstay Healthcare	Note	9,064	9,064	—

1    Note, straight-line rents receivable and interest receivable
2    Loan commitment, equity method investment, straight-line rent receivable and unamortized lease incentive
3    Formerly referred to as Watermark Retirement
4    Straight-line rents receivable and unamortized lease incentive
5    Represents two mezzanine loans originating from the sales of real estate properties

We are not obligated to provide support beyond our stated commitments to these tenants and borrowers whom we classify as VIEs, and accordingly, our maximum exposure to loss as a result of these relationships is limited to the amount of our commitments. Our risk of economic loss on a tenant lease in excess of what is presented in the table above is limited to any future non-payments of rent before we are able to take effective remedial action, as well as any costs incurred to secure a new lease at the property. The potential extent of such losses at a future date would depend upon facts and circumstances unique to each tenant and the related lease and therefore are not included in the table above.

In the future, we may be deemed the primary beneficiary of the operations if the tenants or borrowers do not have adequate liquidity to accept the risks and rewards as the tenants and operators of the properties and we may be required to consolidate the financial position and results of operations of the tenants or borrowers.

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

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in forward-looking statements as a result of factors including, but not limited to, the following:

•We depend on the operating success of our tenants, managers and borrowers and if their financial condition or business prospects deteriorate, our financial condition and results of operations could be adversely affected;

•We are exposed to the risk that our tenants, managers and borrowers may become subject to bankruptcy or insolvency proceedings;

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

•We are exposed to risks related to governmental regulations and payors, principally Medicare and Medicaid, and the effect of changes in laws, regulations and reimbursement rates on our tenants’ and borrowers’ business;

•We are exposed to the risk that the cash flows of our tenants, managers and borrowers may be adversely affected by increased liability claims and liability insurance costs;

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

•We are exposed to risks associated with our investment in Timber Ridge OpCo, LLC (“Timber Ridge Opco”), including our lack of sole decision-making authority, our reliance on the financial condition of other interests and related healthcare operations of the entity;

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

•In case of our bankruptcy or insolvency, any forward sales agreements in effect will automatically terminate, and we would not receive the expected proceeds from such forward sales of shares of our common stock;

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

•Legislative, regulatory or administrative changes could adversely affect us or our security holders;

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

Reference Part I, Item 1, “Business”, Part I, Item 1A, “Risk Factors” and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 and additionally Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q for a further discussion of these risks, various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent therein. You should carefully consider these risks before making any investment decisions related to us. These risks and uncertainties are not the only ones facing us. There may be additional risks that we do not presently know of and / or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose part or all of your investment. Given these risks and uncertainties, we can give no assurance that these forward-looking statements will, in fact, occur. We caution readers not to place undue reliance on such forward-looking statements, which speak only as of the dates made. We undertake no obligation to revise or update any of the forward-looking statements to reflect subsequent events or circumstances except to the extent required by applicable law.

Executive Overview

National Health Investors, Inc., established in 1991 as a Maryland corporation, is a self-managed REIT specializing in sale- leaseback, joint venture, mortgage and mezzanine financing of need-driven and discretionary senior housing and medical facility investments. We operate through two reportable segments: Real Estate Investments and SHOP.

Our investments in real estate properties include independent living facilities (“ILF”), assisted living facilities (“ALF”), entrance-fee communities (“EFC”), senior living campuses (“SLC”), skilled nursing facilities (“SNF”) and hospitals (“HOSPs). We classify ILFs, ALFs, EFCs and SLCs as senior housing investments and classify SNFs and HOSPs as medical facility investments. Senior housing properties (“SHO”) are the combination of ILFs, ALFs, EFCs and SLCs and are also referred to as senior housing communities.

In our Real Estate Investments segment, our revenues primarily relate to triple-net leases with third-party operators at our properties. Additionally, we recognize interest income from financing arrangements we provide to our tenants, operators or other third parties primarily for construction, renovation and expansion projects, funding of working capital or corporate needs and the acquisition of real estate properties. Our SHOP segment is comprised of senior housing communities from which we generate revenues from resident fees and services on each unit. We utilize third-party managers to operate these properties on our behalf and pay a management fee for their services. Our investments are funded primarily through (1) operating cash flows, (2) debt offerings, revolving lines of credit and term loans and (3) sales of equity securities.

Real Estate Investments Portfolio

As of September 30, 2025, our investments in the Real Estate Investments segment included real estate properties and financing arrangements involving 188 properties located in 32 states. We had 118 SHOs, 68 SNFs and two HOSPs representing an aggregate gross carrying value of $2.5 billion leased to 30 tenants. The aggregate gross carrying value of our mortgage and other notes receivable was $224.6 million, excluding $15.4 million of credit loss reserves due from 17 borrowers.

We classify the properties in our Real Estate Investments segment as either senior housing or medical facilities. Because our tenant leases represent different underlying revenue sources and result in differing credit risk profiles, we further classify our senior housing properties as either need-driven or discretionary.

Senior Housing – Need-Driven includes ALFs and SLCs which primarily attract private payment for services from residents who require assistance with activities of daily living. Need-driven properties are subject to regulatory oversight.

Senior Housing – Discretionary includes ILFs and EFCs which primarily attract private payment for services from residents who are making the lifestyle choice of living in an age-restricted, multi-family community that offers social programs, meals, housekeeping, and in some cases, access to healthcare services. Discretionary properties are subject to limited regulatory oversight. There is a correlation between demand for this type of community and the strength of the housing market.

Medical Facilities within our Real Estate Investments segment receive payment for services primarily from Medicare, Medicaid and health insurance. These properties include SNFs and HOSPs that attract patients who have a need for acute or complex medical attention, preventative medicine or rehabilitation services. Medical facilities are subject to federal and state regulatory oversight and, in the case of hospitals, Joint Commission accreditation.

Senior Housing Operating Portfolio

As of September 30, 2025, our investments in the SHOP segment included 17 ILFs, four SLCs, one ALF that are located in 12 states with a combined total of 2,670 residential units representing an aggregate gross carrying value of $551.8 million. We have structured the operations at these senior housing communities to comply with the requirements of the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) and to utilize our TRS for activities that would otherwise be non-qualifying for REIT purposes. The properties are operated by third-party managers in exchange for a management fee from us, and as such, we are not directly exposed to the credit risk of the managers in the same manner or to the same extent as we are related to our triple-net tenant leases. However, we rely on the managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our communities efficiently and effectively. We also rely on the managers to set appropriate resident fees and to operate our communities in compliance with the terms of our management agreements and all applicable laws and regulations.

The following tables summarize information related to the investment portfolios of our Real Estate Investments and SHOP segments as of September 30, 2025 and for the nine months ended September 30, 2025 ($ in thousands):

			Net
			Operating		Gross
	Number of	Number of	Income	% of	Carrying
	Properties	Beds / Units	(“NOI”)[1]	Total NOI	Amounts[2]
Real Estate Investments Portfolio:
Real estate properties:
Senior housing - need-driven:
Assisted living facilities	86	4,726	$65,938	29.5%	$1,021,822
Senior living campuses	7	867	9,845	4.4%	158,041
Total senior housing - need-driven	93	5,593	75,783	33.9%	1,179,863
Senior housing - discretionary:
Independent living facilities	4	357	1,769	0.8%	18,406
Entrance fee communities	11	2,943	47,866	21.4%	751,260
Total senior housing - discretionary	15	3,300	49,635	22.2%	769,666
Total senior housing	108	8,893	125,418	56.1%	1,949,529
Medical facilities:
Skilled nursing facilities	65	8,524	65,356	29.2%	557,996
Hospitals	1	87	3,233	1.4%	42,298
Total medical facilities	66	8,611	68,589	30.6%	600,294
Dispositions during the period	—	—	900	0.4%	—
Transitions during the period	—	—	(2,004)	(0.9)%	—
Total real estate properties	174	17,504	192,903	86.2%	2,549,823

Mortgage and other notes receivable:
Senior housing - need-driven	9	655	5,619	2.4%	86,136
Senior housing - discretionary	1	251	1,812	0.8%	32,700
Skilled nursing facilities	3	367	2,205	1.0%	14,741
Hospitals	1	36	1,237	0.6%	24,863
Other mortgages and notes	—	—	8,193	3.7%	66,172
Note payoffs	—	—	(23)	—%	—
Total mortgage and other
notes receivable	14	1,309	19,043	8.5%	224,612

SHOP Portfolio:
Real estate properties:
Independent living facilities	17	1,994	10,494	4.7%	405,635
Senior living campuses	4	581	1,302	0.6%	133,976
Assisted living facilities	1	95	35	—%	12,229
Total real estate properties	22	2,670	11,831	5.3%	551,840

Total portfolios	210	21,483	$223,777	100.0%	$3,326,275

				Gross
	Number of		% of	Carrying
	Properties	NOI[1]	Total NOI	Amounts[2]
Portfolio Summary:
Real estate investments	174	$192,903	86.2%	$2,549,823
Mortgage and other notes receivable	14	19,043	8.5%	224,612
SHOP	22	11,831	5.3%	551,840
Total portfolio	210	$223,777	100.0%	$3,326,275

Portfolio by Operator Type:
Public	60	$57,054	25.5%	$480,022
National chain (privately owned)	3	8,526	3.8%	172,385
Regional	118	140,196	62.6%	2,023,161
Small	7	7,297	3.3%	98,867
Dispositions during the period	—	900	0.4%	—
Transitions during the period	—	(2,004)	(0.9)%	—
Mortgage and note payoffs	—	(23)	—%	—
Total real estate investments portfolio	188	211,946	94.7%	2,774,435
SHOP portfolio	22	11,831	5.3%	551,840
Total portfolio	210	$223,777	100.0%	$3,326,275

1    Amounts exclude non-segment / corporate NOI.
2     Total real estate properties exclude $2.6 million of gross carrying values related to our corporate office and equipment, which are classified as non-segment / corporate assets. Mortgage and other notes receivable exclude total credit loss reserves of $15.4 million.

The following table provides a summary of the impact of the seven transitioned properties on our SHOP segment NOI for the nine months ended September 30, 2025 ($ in thousands):

				Gross
	Number of	Number of		Carrying
	Properties	Units	NOI	Amounts
Properties in SHOP segment as of December 31, 2024	15	1,732	$9,869	$363,179
Transitioned properties	7	938	1,962	188,661
Total SHOP portfolio	22	2,670	$11,831	$551,840

The following table provides a summary of our NOI, excluding non-segment / corporate NOI, based on geographical location ($ in thousands):

	Nine Months Ended
	September 30,
	2025	2024
South Carolina	$27,438	$26,415
Texas	24,060	23,732
Florida	18,939	19,929
North Carolina	17,809	8,716
Tennessee	14,363	14,518
All others	121,168	115,984
Total NOI	$223,777	$209,294

The tenants in our Real Estate Investments segment that each provided 3% or more of our total revenues for the nine months ended September 30, 2025 were Bickford Senior Living (“Bickford”), Encore Senior Living, NHC, Senior Living Communities, LLC (“Senior Living”) and The Ensign Group. Collectively, our revenues from these tenants were 46.0% of our total revenues.

As of September 30, 2025, our average effective annualized NOI for leased properties in our Real Estate Investments segment was $19,430 per unit for ALFs, $15,234 per unit for SLCs, $6,495 per unit for ILFs, $21,697 per unit for EFCs, $10,117 per bed for SNFs and $49,434 per bed for HOSPs. As of September 30, 2025, the average effective annualized NOI for our SHOP segment was $8,846 per unit.

Substantially all of our revenues and cash flows from operations are derived from rental income on tenant leases at our real estate properties, service fees on resident agreements at our senior housing communities and interest income earned on our mortgage and other notes receivable. These revenues are the primary sources of liquidity we use to fund our distributions to stockholders, the amounts of which depend on the performance of the operators and managers of our facilities. Any operating difficulties experienced by these parties could have a material adverse effect on their ability to meet financial and other contractual obligations with us and therefore may negatively impact our results of operations. We monitor the performance of our operators and managers through periodic reviews of their operating results and covenant compliance and through property inspections, among other activities.

New Tax Legislation

In connection with the passing of the One Big Beautiful Bill Act on July 4, 2025, certain changes to U.S. tax laws were approved that impact us and our stockholders. Among other changes, this legislation (i) permanently extended the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers under Section 199A of the Internal Revenue Code, (ii) increased the percentage limit under the REIT asset test applicable to TRSs from 20% to 25% for taxable years beginning after December 31, 2025, and (iii) increases the base on which the 30% interest deduction limit under Section 163(j) of the Internal Revenue Code applies by excluding depreciation, amortization and depletion from the definition of “adjusted taxable income” (i.e. based on EBITDA rather than EBIT) for taxable years beginning after December 31, 2024.

Recent Investments Activity

Asset Acquisitions

During the nine months ended September 30, 2025, we completed the following real estate acquisitions within our Real Estate Investments segment ($ in thousands):

		Number of	Asset		Buildings and
Operator	Period	Properties	Class	Land	Improvements	Total
Generations, LLC	Q1 2025	1	SLC	$3,062	$18,138	$21,200
Mainstay Healthcare[1]	Q1 2025	1	ALF	2,864	5,736	8,600
Juniper Communities, LLC	Q1 2025	1	ALF	4,154	42,130	46,284
Agemark Senior Living	Q2 2025	6	ALF	7,461	56,039	63,500
				$17,541	$122,043	$139,584

1    This property was acquired in a deed in lieu of foreclosure transaction initiated by Senior Living Management to satisfy the repayment of its $10.0 million mortgage with us. Reference the “Senior Living Management” section below for additional information.

In January 2025, we acquired a 108-unit SLC in Montrose, Colorado. The acquisition price was $21.2 million, including $0.2 million in closing costs. The property is leased pursuant to a 10-year triple-net lease, which includes two five-year extension options, an initial lease rate of 8.0% and fixed annual escalators of 2.0%.

In March 2025, we acquired a 120-unit ALF and memory care community in Bergen County, New Jersey. The acquisition price was $46.3 million, including $0.3 million in closing costs. The property is leased pursuant to a 15-year triple-net lease, which includes two five-year extension options, an initial lease rate of 8.0% and fixed annual escalators of 2.0%. The lease includes a $0.8 million development commitment which will be added to the respective lease base, if funded.

In April 2025, we acquired a portfolio of six ALF and memory care communities located in Nebraska for a total purchase price of $63.5 million, including $0.3 million in closing costs. The portfolio of properties is leased pursuant to a 15-year triple-net master lease, which includes two five-year extension options and has an initial lease rate of 8.0% with fixed annual escalators of 2.0%.

Discovery Transitions

Effective August 1, 2025, we terminated a triple-net master lease associated with a portfolio of six senior housing properties, consisting of four SLCs, one ILF and one ALF, which were held in a consolidated real estate partnership with Discovery Senior Housing Investor XXIV, LLC (the “Discovery partner”). The tenant of the triple-net master lease was a related party of Discovery Senior Living (“Discovery”). In connection with the lease termination, we received net cash consideration of $3.1 million and other non-cash consideration of $0.6 million from the tenant and wrote off the related straight-line rents receivable of $8.9 million on this lease. Each of these amounts was recognized in rental income in our condensed consolidated statements of income included in this report for the three and nine months ended September 30, 2025. Additionally, on August 1, 2025, we entered into a dissolution agreement with the Discovery partner, which provided for the write-off of the remaining partnership liabilities against the equity in the partnership and the Discovery partner contributing its 2.0% noncontrolling common equity interest to us for nominal consideration.

Concurrently with the activities above, we entered into agreements with an affiliate of Sinceri Senior Living (“Sinceri”) to serve as manager of the properties and transitioned the portfolio of six senior housing properties from our Real Estate Investments segment into our SHOP segment. The aggregate net carrying value of this portfolio was $125.3 million as of September 30, 2025. Prior to the transition, we recognized rental income of $0.5 million and $3.2 million during the three and nine months ended September 30, 2025, respectively, and $1.5 million and $4.6 million during the three and nine months ended September 30, 2024, respectively, in our condensed consolidated statements of income included in this report related to the triple-net master lease.

Also, effective August 1, 2025, we terminated a triple-net lease with an affiliate of Discovery for an ILF in Oklahoma. In connection with the lease termination, we received $0.8 million in cash consideration and $0.8 million in other non-cash consideration from the tenant and wrote off the related straight-line rent receivable of $3.2 million on this lease. Each of these amounts was recognized in rental income in our condensed consolidated statements of income included in this report for the three and nine months ended September 30, 2025. Concurrently with the lease termination, we transitioned this property from our Real Estate Investments segment into our SHOP segment by contributing it to an existing consolidated partnership with DSHI NHI Holiday LLC (the “Discovery member”). As of September 30, 2025, the net carrying value of this property was $28.6 million. Prior to the transition, we recognized rental income of $0.2 million and $1.6 million during the three and nine months ended September 30, 2025, respectively, and $0.7 million and $2.1 million during the three and nine months ended September 30, 2024, respectively, in our condensed consolidated statements of income included in this report related to the triple-net lease.

Reference Notes 5 and 15 to the condensed consolidated financial statements included in this report.

Fourth Quarter 2025 Acquisitions

On October 1, 2025, we acquired a portfolio of four senior housing communities located in Oklahoma and Oregon, consisting of two SLCs and two ALFs with a combined total of 344 residential units. The total purchase price of $74.3 million, including $0.5 million in closing costs, was partially funded by the cancellation of a $9.5 million mortgage note with us which had an 8.5% interest rate. This portfolio of properties has been included in our SHOP segment and will continue to be managed by the existing operator, Compass Senior Living.

On October 31, 2025, we acquired a 251-unit CCRC located in South Carolina from Senior Living. The acquisition price of $52.5 million was partially funded by the cancellation of a $32.7 million mortgage note on the property. The property is being leased back to Senior Living pursuant to a 15-year triple-net lease with two five-year extension options, an initial lease rate of 8.25% and fixed annual escalators of 2.0%. Concurrently with the acquisition, we executed a $1.5 million revolving line of credit with Senior Living. Reference the “Senior Living Loans” section in Note 4 to the condensed consolidated financial statements included in this report for additional information on the canceled mortgage note.

Vizion Health Loan Amendment

In March 2025, we amended a mezzanine loan agreement with affiliates of Vizion Health to provide for additional funding of $5.4 million and to extend the maturity date to May 2028. The interest rate on the loan escalates on July 1 of each year. As of September 30, 2025, the principal amount outstanding on the loan was $17.2 million and the interest rate was 9.4%.

Construction Loan

In May 2025, we entered into a construction loan agreement to fund up to $28.0 million for the development of an 84-unit ALF and memory care facility in Michigan which will be operated by Encore Senior Living upon completion. The loan agreement provides for an annual interest rate of 9.0% and a maturity date in April 2030. As of September 30, 2025, the principal amount outstanding on this construction loan was $2.8 million.

Tenant Leases

Our tenant leases are typically structured as triple-net leases and relate to single-tenant properties having an initial lease term of 10 to 15 years with one or more five-year extension options. As such, there may be reporting periods in which we experience few, if any, lease renewals or expirations. During the nine months ended September 30, 2025, we did not have any significant renewing or expiring leases. Most of our existing leases contain annual rent escalators. For financial statement purposes, rental income is recognized on a straight-line basis over the respective term of the lease. Reference the “Discovery Transitions” section in Note 3 to the condensed consolidated financial statements included in this report for information on our lease terminations in the third quarter of 2025.

Tenant Concentrations

The following table presents information related to concentrations of our tenants, or affiliates of tenants, that exceed 10% of total revenues included in our condensed consolidated statements of income included in this report for the periods indicated ($ in thousands):

			Nine Months Ended
			September 30,
	September 30, 2025		2025		2024
	Real Estate	Mortgages		% of		% of
	Properties[1]	and Notes[2]	Revenues[3]	Total	Revenues[3]	Total
Senior Living	$578,590	$39,450	$41,080	15%	$39,980	16%
Bickford	430,974	15,989	32,141	12%	31,233	13%
NHC	133,770	—	30,443	11%	30,426	12%
All others, net	1,406,489	169,173	108,397	41%	99,050	40%
Escrow funds received from tenants for
property operating expenses	—	—	8,411	3%	8,321	3%
Total tenant concentrations	$2,549,823	$224,612	220,472	82%	209,010	84%
Resident fees and services[4]			49,333	18%	40,416	16%
Total revenues			$269,805	100%	$249,426	100%

1    Real estate properties have been stated at their gross carrying values. Total real estate properties, as presented in the table above, exclude $2.6 million related to our corporate office and equipment and exclude $551.8 million related to the properties in our SHOP segment.
2    Mortgages and notes have been stated at their gross carrying values. Mortgages and notes, as presented in the table above, exclude total credit loss reserves of $15.4 million as of September 30, 2025.
3    Revenues, as presented in the table above, include rental income and interest income from assets classified as held for sale, if any.
4    There are no tenant concentrations in revenues from resident fees and services because the residency agreements are between us and the individual residents.

For the nine months ended September 30, 2025 and 2024, we recognized straight-line rent revenue of $(0.5) million and $(0.4) million, respectively, and interest income of $2.6 million and $2.7 million, respectively, related to our Senior Living investments. We recognized straight-line rent revenue of $0.5 million and $0.2 million related to NHC for the nine months ended September 30, 2025 and 2024, respectively. We recognized interest income of $1.9 million and $2.1 million for the nine months ended September 30, 2025 and 2024, respectively, related to our loans with Bickford. Reference Notes 3 and 4 to the condensed consolidated financial statements included in this report.

Senior Living

As of September 30, 2025, we leased 10 senior housing properties to Senior Living. We provided a $15.0 million revolving line of credit to Senior Living which is available for working capital needs and to finance construction projects within Senior Living’s portfolio, including projects to build additional units at existing facilities. The revolving line of credit matures in December 2031 concurrent with the maturity of the Senior Living leases. As of September 30, 2025, the outstanding balance on the Senior Living revolving line of credit was $6.8 million and the interest rate was 8.0%.

As of September 30, 2025, we had a $32.7 million mortgage note due from Senior Living related to a 251-unit CCRC in South Carolina. As previously discussed, in October 2025, the outstanding principal on this mortgage note was applied to the consideration paid when we acquired this property. Concurrently with this acquisition, we executed a triple-net lease with Senior Living and provided a new $1.5 million revolving line of credit which bears an initial annual interest rate of 8.25%. Reference the “Fourth Quarter 2025 Acquisitions” section above for additional information on the acquisition.

Bickford

As of September 30, 2025, we leased 38 facilities to Bickford under four master leases. We have been recognizing revenues from Bickford’s leases on a cash basis since the second quarter of 2022 based upon information we obtained from Bickford regarding its financial condition that raised substantial doubt about its ability to continue as a going concern.

NHC

As of September 30, 2025, we leased 32 SNFs and three ILFs to NHC under a triple-net master lease that expires on December 31, 2026. The lease contains two five-year extension options at a fair market rental value to be negotiated between the parties. We have engaged Blueprint Healthcare Real Estate Advisors, a national advisory firm focused on skilled nursing and senior housing facilities, to assist with underwriting, due diligence, and market analysis with respect to the master lease renewal.

On September 8, 2025, we provided formal written notice to NHC that it is in default of the triple-net master lease as a result of NHC’s failure to remedy its non-compliance with certain non-monetary provisions of the triple-net master lease previously identified by us. NHC had 30 days to cure such default and its failure to do so entitles us to declare an event of default and to pursue any and all remedies available to us under the triple-net master lease. We are currently evaluating potential courses of action.

On October 7, 2025, NHC informed us that it was exercising its option to renew the master lease for one five-year term commencing January 1, 2027. We are currently reviewing the effectiveness and legality of NHC’s notice.

Cash Basis Tenants

We had two tenants, including Bickford, on the cash basis of accounting for revenue recognition during the three and nine months ended September 30, 2025 for their leasing arrangements with us based on our assessment of each tenant’s ability to satisfy its contractual obligations under the terms of the respective leases. During the three and nine months ended September 30, 2024, we had three tenants, including Bickford, on the cash basis of accounting for revenue recognition related to their leasing arrangements with us.

A summary of lease payments received from cash basis tenants were as follows ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Bickford	$10,143	$9,850	$30,120	$29,161
All others	1,498	1,855	4,460	9,398
Total lease payments from cash basis tenants	$11,641	$11,705	$34,580	$38,559

Senior Living Management

Senior Living Management (“SLM”) was a cash basis tenant from 2022 until January 1, 2025 when the remaining two properties leased from us were transitioned to a new operator who had been serving as the interim manager at the properties. Concurrently with this transaction, we executed a 15-year triple-net master lease with a new operator which includes two five-year extension options. This master lease provides for approximately $1.1 million in initial annual contractual lease payments with fixed annual escalators of 2.0%.

In February 2025, we acquired an ALF property in Florida upon the execution of a deed in lieu of foreclosure agreement initiated by SLM to settle its $10.0 million non-performing mortgage note with us. The estimated fair value of the acquired property and the net carrying value of the mortgage note were both $8.6 million at the closing of this transaction. Concurrently, we executed a new lease with the existing operator, Mainstay Healthcare. This lease provides for approximately $0.7 million in annual contractual lease payments.

In May 2025, we received $2.5 million as a partial repayment of the unsecured mezzanine loan due from SLM that is classified as non-performing. This repayment resulted in a $1.3 million reduction of the credit loss reserve on this loan and the related credit loss expense in the second quarter of 2025. As of September 30, 2025, the principal amount outstanding on this loan was $12.0 million, which was fully covered by the related credit loss reserve.

Tenant Purchase and Sale Agreement

We lease a SLC that is subject to an outstanding purchase and sale agreement giving the tenant the option to acquire the property for $39.0 million. The purchase and sale agreement, as amended, expires in November 2025 subject to monthly renewals through March 2026 by the tenant upon payment of a non-refundable fee. The property was included in real estate properties, net, on our condensed consolidated balance sheets included in this report as of September 30, 2025 and December 31, 2024. During the three and nine months ended September 30, 2025, we recognized rental income of $0.6 million and $2.0 million, respectively, related to the existing triple-net lease at this property, which expires in July 2027. The property will be reclassified to assets held for sale when the sale becomes probable, including when the tenant demonstrates its ability to obtain sufficient financing to close on the sale of the property within the terms of the purchase and sale agreement. As of September 30, 2025, the net carrying value of this real estate property was $18.6 million on our condensed consolidated balance sheet included in this report.

Tenant Purchase Options

Certain of our tenant leases contain a purchase option clause allowing the tenant to acquire the leased property at a fixed base price, a fixed base price plus a specified share in any appreciation of the property or a price based on a specified fixed minimum internal rate of return on our investment. As of September 30, 2025, tenants had purchase options on four of our properties, representing an aggregate net carrying value of $75.3 million, which have exercise dates ranging between 2028 and 2031. Rental income from these properties with tenant purchase options totaled $2.5 million and $7.5 million during the three and nine months ended September 30, 2025, respectively, and $2.5 million and $6.3 million during the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, we cannot reasonably estimate at this time the probability that any of these tenant purchase options will be exercised in the future.

Consideration to be received from the exercise of any one or more of these tenant purchase options is expected to exceed our net carrying value of the respective property at the time of sale.

Occupancy

The following table summarizes the average portfolio occupancy for Senior Living, Bickford and SHOP for the periods indicated:

	Number of
	Properties	Q3 2025	Q2 2025	Q1 2025	Q4 2024	Q3 2024	Q2 2024
Senior Living	10	83.9%	83.9%	84.3%	83.8%	83.0%	83.1%
Bickford	38	86.1%	85.2%	85.0%	87.3%	86.2%	85.4%
SHOP[1]	15	87.9%	89.1%	89.2%	89.4%	88.6%	87.0%
SHOP	22	87.5%	N/A	N/A	N/A	N/A	N/A

1    Amounts are based on real estate properties in the SHOP portfolio as of December 31, 2024.

Tenant Monitoring

The operators of our properties in the Real Estate Investments segment report to us the results of their operations on a periodic basis, which we in turn subject to further analysis as a means of monitoring potential credit risks within our portfolio. We have identified EBITDARM, which is calculated as earnings before interest, taxes, depreciation, amortization, rent and management fees, as a primary performance measure for our tenants, based on results they have reported to us. We believe EBITDARM is useful in our most fundamental analyses, as it is a property-level measure of an operator’s success, by eliminating the effects of the operator’s method of acquiring the use of its assets (interest and rent), its non-cash expenses (depreciation and amortization), and expenses that are dependent on its level of success (income taxes), and also excluding the effect of the operator’s payment of its management fees, as typically those fees are contractually subordinate to our lease payment. For operators of our EFCs, our calculation of EBITDARM includes other cash flow adjustments typical of the industry which may include, but are not limited to, net cash flows from entrance fees, amortization of deferred entrance fees, adjustments for tenant rent obligations, and management fee true-ups. The eliminations and adjustments reflect covenants in our leases and provide a comparable basis for assessing our various relationships.

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

The results of our coverage ratio analysis are presented below on a trailing 12-month basis as of June 30, 2025 and 2024 (the most recent periods available):

Real Estate Investments Portfolio[1]

	Senior		Medical
Property Type:	Housing	SNF	Non-SNF	Total
Number of Properties:	112	68	1	181
Q2 2025 Coverage	1.53x	3.17x	2.56x	2.10x
Q2 2025 Occupancy	86.4%	83.8%	77.2%	85.2%
Q2 2024 Coverage	1.49x	3.04x	3.32x	2.05x
Q2 2024 Occupancy	85.2%	82.4%	79.5%	83.9%

				Discretionary
		Need-Driven		(Excluding		Medical
	Need-	(Excluding		Senior		(Excluding
Property Class:	Driven	Bickford)	Discretionary	Living)	Medical	NHC)
Number of Properties:	98	60	14	5	69	34
Q2 2025 Coverage	1.46x	1.33x	1.64x	2.13x	3.15x	2.33x
Q2 2025 Occupancy	86.6%	87.0%	86.2%	88.6%	83.8%	79.0%
Q2 2024 Coverage	1.39x	1.21x	1.64x	1.87x	3.05x	2.20x
Q2 2024 Occupancy	85.8%	86.1%	84.3%	86.4%	82.4%	75.1%

		Senior
Customers:	NHC[2]	Living	Bickford[3]
Number of Properties:	35	10	38
Q2 2025 Coverage	4.21x	1.41x	1.69x
Q2 2025 Occupancy	88.9%	83.7%	85.9%
Q2 2024 Coverage	4.12x	1.52x	1.72x
Q2 2024 Occupancy	88.4%	82.3%	85.1%

1    The tables are based on trailing 12-month data, excluding transitioned properties with cash-basis tenant leases, mortgage and other notes and development and lease-up properties operating less than 24 months, and including pro forma cash inflow from lease payments for stabilized acquisitions in the portfolio less than 24 months.
2     NHC Fixed Charge Coverage Ratio and displayed occupancies are shown at a consolidated level. The occupancies for the SNF portfolio are reported only based on data from NHC’s public filings.
3    Bickford’s coverages, including the pro forma impact of coverages at the increased rent, effective April 2024, are 1.69x and 1.61x for the trailing 12 months ended June 30, 2025 and 2024, respectively. Including the April 2024 rent increase and rent deferral repayments, Bickford’s pro forma coverages were 1.49x and 1.41x for the trailing 12 months ended June 30, 2025 and 2024, respectively.

Fluctuations in portfolio coverage are a result of market and economic trends, local market competition, regulatory factors and the operational success of our tenants. We use the results of individual leases to inform our decision making with respect to specific tenants, but trends described above by property type and operator bear analysis. For many of the affected operators, as is typical of our portfolio in general, we have security deposits in place and / or corporate guarantees should actual cash rental shortfalls eventually materialize. In certain instances, our operators may increase their security deposits with us in an amount equal to the coverage shortfall, and, upon subsequent compliance with the required lease coverage ratio, the operator would then be entitled to a full refund. The sufficiency of credit enhancements, such as tenant deposits and guarantees, as a protection against economic downturn are a focus as we monitor economic and financial conditions. The metrics presented in the tables above do not reflect the presence of these security deposits.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Impairments and Credit Loss Reserves

In addition to inflation risk and the potential for increased interest rates, our tenants and borrowers experience periods of significant financial pressures and difficulties similar to those encountered by other healthcare operators. We have no significant intangible assets recognized on our condensed consolidated balance sheet included in this report as of September 30, 2025 that would require assessment for impairment.

We believe the net carrying values of our real estate properties are recoverable and our mortgage and other notes receivable, net of credit loss reserves, are realizable and supported by the value of the underlying collateral as of September 30, 2025. However, it is possible that future events or circumstances could require us to make significant adjustments to our carrying amounts. Reference Notes 3 and 4 to the condensed consolidated financial statements included in this report.

During the three and nine months ended September 30, 2025 and the three months ended September 30, 2024, we did not recognize any impairment charges. During the nine months ended September 30, 2024, we recognized an impairment charge of $0.7 million on one property in our Real Estate Investments segment, which was reclassified to assets held for sale in the second quarter of 2024. This property was subsequently sold in the fourth quarter of 2024.

Our mortgage and other notes receivable are stated net of credit loss reserves of $15.4 million on our condensed consolidated balance sheet included in this report as of September 30, 2025. Additionally, we have credit loss reserves of $0.2 million related to the unfunded portion of our loan commitments outstanding as of September 30, 2025. We evaluate these estimates for credit loss reserves on a quarterly basis and make adjustments based on current circumstances as considered necessary.

Results of Operations

The significant items affecting revenues and expenses are described below for the periods indicated ($ in thousands):

	Three Months Ended
	September 30,		Variance
	2025	2024	$	%
Revenues:
Rental income:
ALFs leased to Spring Arbor	$2,495	$—	$2,495	NM
ALFs leased to Agemark Senior Living	1,270	—	1,270	NM
ALF leased to Juniper Communities, LLC	920	—	920	NM
SLC leased to Generations, LLC	424	—	424	NM
SHOs leased to Discovery	5,975	2,021	3,954	NM
Other new and existing tenant leases	59,853	56,622	3,231	5.7%
Dispositions during the period	300	1,451	(1,151)	NM
Total cash rental income	71,237	60,094	11,143	18.5%
Straight-line rent revenue adjustments	(10,943)	1,161	(12,104)	NM
Amortization of lease incentives	(726)	(723)	(3)	0.4%
Escrow funds received from tenants for
property operating expenses	2,610	2,786	(176)	(6.3)%
Total rental income	62,178	63,318	(1,140)	(1.8)%
Resident fees and services	21,177	13,771	7,406	53.8%
Interest income and other:
Capital Funding Group	1,704	1,448	256	17.7%
The Sanders Trust, LLC	547	25	522	NM
Note payoffs	(51)	174	(225)	NM
Other new and existing mortgages and notes	4,254	4,096	158	3.9%
Total interest income	6,454	5,743	711	12.4%
Other income	38	112	(74)	(66.1)%
Total revenues	89,847	82,944	6,903	8.3%
Expenses:
Depreciation:
ALFs leased to Spring Arbor	845	—	845	NM
ALFs leased to Agemark Senior Living	437	—	437	NM
ALF leased to Juniper Communities, LLC	344	—	344	NM
SHOP depreciation	3,733	2,591	1,142	44.1%
Current year dispositions and assets held for sale	—	281	(281)	NM
Other new and existing real estate assets	14,857	14,896	(39)	(0.3)%
Total depreciation	20,216	17,768	2,448	13.8%
Interest	13,766	14,939	(1,173)	(7.9)%
Senior housing operating expenses	16,253	10,744	5,509	51.3%
Legal	134	240	(106)	(44.2)%
Taxes and insurance on leased properties	2,610	2,786	(176)	(6.3)%
Loan and realty (gains) losses, net	(1,979)	3,434	(5,413)	NM
Other expenses	6,555	4,893	1,662	34.0%
Total expenses	57,555	54,804	2,751	5.0%
Gains on sales of real estate properties, net	113	102	11	10.8%
Gains from equity method investment	73	—	73	NM
Net income	32,478	28,242	4,236	15.0%
Add: Net loss attributable to noncontrolling interests	384	298	86	28.9%
Net income attributable to stockholders	32,862	28,540	4,322	15.1%
Less: Net income attributable to unvested restricted
stock awards	(50)	(29)	(21)	72.4%
Net income attributable to common stockholders	$32,812	$28,511	$4,301	15.1%

NM - Not meaningful

Financial highlights for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, were as follows:

•Rental income decreased $1.1 million, or 1.8%, primarily due to the concurrent transactions executed on August 1, 2025, which resulted in the transfer of seven properties from the Real Estate Investments segment to the SHOP segment. We recognized an aggregate $6.9 million reduction in rental income, which included $12.1 million in write offs related to straight-line rents receivable. This decrease was partially offset by new investments funded since September 2024, net of real estate properties disposed of since September 2024. Reference Note 3 to the condensed consolidated financial statements included in this report.

•Resident fees and services, less senior housing operating expenses, increased $1.9 million, or 62.6%, due to the operations of the seven properties transitioned into the SHOP segment on August 1, 2025.

•Interest income from mortgage and other notes receivable increased $0.7 million, or 12.4%, primarily due to the collection of interest and fees on note paydowns in the current period.

•Interest expense decreased $1.2 million, or 7.9%, primarily due to a decrease in interest rates on our variable rate debt.

•Loan and realty (gains) losses, net, was a net gain of $2.0 million for the three months ended September 30, 2025 compared to a net loss of $3.4 million for the three months ended September 30, 2024. The net gain in the current year period primarily related to a reduction in our credit loss reserves related to notes paid off during the current period. The net loss in the prior year period primarily related to an increase in the credit loss reserve on a mezzanine loan due from SLM.

•Other expenses increased $1.7 million, or 34.0%, primarily due to higher incentive compensation costs and increases in professional fees and other purchased services.

	Nine Months Ended
	September 30,		Variance
	2025	2024	$	%
Revenues:
Rental income:
ALFs leased to Spring Arbor	$7,487	$—	$7,487	NM
ALFs leased to Agemark Senior Living	2,540	—	2,540	NM
ALF leased to Juniper Senior Living	2,024	—	2,024	NM
SLC leased to Generations, LLC	1,201	—	1,201	NM
ALFs leased to Encore Senior Living	6,812	4,969	1,843	37.1%
SNFs leased to Chancellor	3,560	4,961	(1,401)	(28.2)%
SHOs leased to Discovery	10,346	6,221	4,125	66.3%
ALFs leased to Bickford	30,120	28,983	1,137	3.9%
Other new and existing tenant leases	138,588	129,195	9,393	7.3%
Dispositions and assets held for sale during the period	900	8,717	(7,817)	NM
Total cash rental income	203,578	183,046	20,532	11.2%
Straight-line rent revenue adjustments, net of write-offs	(8,499)	2,066	(10,565)	NM
Amortization of lease incentives	(2,176)	(2,168)	(8)	0.4%
Escrow funds received from tenants for
property operating expenses	8,411	8,321	90	1.1%
Total rental income	201,314	191,265	10,049	5.3%
Resident fees and services	49,333	40,416	8,917	22.1%
Interest income and other:
Capital Funding Group	5,575	4,312	1,263	29.3%
The Sanders Trust, LLC	1,237	25	1,212	NM
Note payoffs	(23)	1,041	(1,064)	NM
Other new and existing mortgages and notes	12,254	12,050	204	1.7%
Total interest income	19,043	17,428	1,615	9.3%
Other income	115	317	(202)	(63.7)%
Total revenues	269,805	249,426	20,379	8.2%
Expenses:
Depreciation:
ALFs leased to Spring Arbor	2,535	—	2,535	NM
ALFs leased to Agemark Senior Living	873	—	873	NM
ALF leased to Juniper Senior Living	802	—	802	NM
SHOP depreciation	9,302	7,517	1,785	23.7%
Dispositions and assets held for sale	—	1,540	(1,540)	NM
Other new and existing real estate assets	45,779	43,706	2,073	4.7%
Total depreciation	59,291	52,763	6,528	12.4%
Interest	43,104	44,663	(1,559)	(3.5)%
Senior housing operating expenses	37,502	31,494	6,008	19.1%
Legal	2,655	641	2,014	NM
Proxy contest and related expenses	1,572	—	1,572	NM
Taxes and insurance on leased properties	8,411	8,321	90	1.1%
Loan and realty (gains) losses, net	(3,386)	4,550	(7,936)	NM
Other expenses	20,021	15,262	4,759	31.2%
Total expenses	169,170	157,694	11,476	7.3%
Gains on sales of real estate properties, net	337	1,718	(1,381)	NM
Gains from equity method investment	2,012	402	1,610	NM
Net income	102,984	93,852	9,132	9.7%
Add: Net loss attributable to noncontrolling interests	1,030	891	139	15.6%
Net income attributable to stockholders	104,014	94,743	9,271	9.8%
Less: Net income attributable to unvested restricted
stock awards	(151)	(90)	(61)	67.8%
Net income attributable to common stockholders	$103,863	$94,653	$9,210	9.7%

NM Not meaningful

Financial highlights for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, were as follows:

•Rental income increased $10.0 million, or 5.3%, primarily as a result of new tenant leases on properties acquired since September 2024, partially offset by the $6.9 million reduction in rental income due to the concurrent transactions on August 1, 2025. Rent received from cash basis tenants decreased $4.0 million primarily due to a $2.5 million lump sum payment received in the prior year period. Reference Note 3 to the condensed consolidated financial statements included in this report.

•Resident fees and services, less senior housing operating expenses, increased $2.9 million, or 32.6%, primarily due to the operations of the seven properties transitioned into the SHOP segment on August 1, 2025.

•Interest income from mortgage and other notes receivable increased $1.6 million, or 9.3%, primarily due to the collection of interest and fees on note paydowns in the current period.

•Interest expense decreased $1.6 million, or 3.5%, primarily due to a decrease in interest rates on our variable rate debt.

•Legal expenses increased $2.0 million primarily from fees incurred related to a large SHOP transaction that did not materialize totaling $1.2 million and due to costs incurred in the current period related to the concurrent transactions on August 1, 2025 to terminate leases, transition properties to the SHOP segment and dissolve the Discovery partnership. Reference Note 3 to the condensed consolidated financial statements included in this report.

•Proxy contest and related expenses in the nine months ended September 30, 2025 consisted of advisory costs incurred in our response to a proxy campaign associated with our 2025 annual stockholders meeting. There were no similar costs incurred during the nine months ended September 30, 2024.

•Loan and realty (gains) losses, net, was a net gain of $3.4 million for the nine months ended September 30, 2025 compared to a net loss of $4.6 million in the nine months ended September 30, 2024. The change of $7.9 million was primarily due to a decrease in the credit loss reserve of $7.3 million in the nine months ended September 30, 2025 and a real estate impairment charge of $0.7 million on one property in our Real Estate Investments segment in the prior year period.

•Other expenses increased $4.8 million primarily due to higher incentive compensation costs, including a $1.1 million increase in share-based compensation expense, and increases in professional fees and other purchased services.

•Gains on sales of real estate properties, net, decreased $1.4 million for the nine months ended September 30, 2025 as compared to the same period in the prior year primarily due to the sale of two properties in the prior year period.

•Gains from equity method investment increased $1.6 million due to an increase in the cash distributions received related to our Timber Ridge Opco investment during the nine months ended September 30, 2025 as compared to the same period in the prior year. Reference Note 6 to the condensed consolidated financial statements included in this report.

Liquidity and Capital Resources

As of September 30, 2025, we had $600.0 million available to draw on our $700.0 million revolving credit facility, $81.6 million in unrestricted cash and cash equivalents, the ability to access $90.6 million of undrawn net proceeds through at the market (“ATM”) forward sales agreements and the ability to access $315.8 million through the issuance of common stock under our ATM equity program. In addition, we maintain an effective automatic shelf registration statement through which capital could be raised through the issuance of additional debt and / or equity securities.

Sources and Uses of Funds

Our primary sources of cash include lease payments from tenants, receipts from residents, principal and interest payments on mortgage and other notes receivable, proceeds from the sales of real estate properties, net proceeds from offerings of debt and equity securities and borrowings from our Credit Facility. Our primary uses of cash include principal and interest payments on our debt, investments in new and existing real estate properties, mortgage and other notes, dividend distributions to our stockholders, operating expenses of our SHOP ventures and general corporate overhead expenses.

These sources and uses of cash are reflected in our condensed consolidated statements of cash flows included in this report and have been summarized below for the periods indicated ($ in thousands):

	Nine Months Ended
	September 30,		Variance
	2025	2024	$	%
Cash, cash equivalents and restricted cash
at the beginning of the period	$26,502	$24,617	$1,885	7.7%
Net cash provided by operating activities	168,827	150,195	18,632	12.4%
Net cash used in investing activities	(82,118)	(31,116)	(51,002)	NM
Net cash used in financing activities	(31,586)	(125,929)	94,343	NM
Cash, cash equivalents and restricted cash
at the end of the period	$81,625	$17,767	$63,858	NM

NM Not meaningful

Operating Activities – Net cash provided by operating activities for the nine months ended September 30, 2025 includes new investments completed, the SHOP ventures, lease payment collections arising from rent escalators on existing leases and interest payments on new mortgage and note investments completed during the period.

Investing Activities – Net cash used in investing activities for the nine months ended September 30, 2025 was comprised primarily of $172.1 million of investments in new real estate properties, expansion and renovation projects at existing real estate properties, mortgages and other notes, partially offset by the collection of principal amounts due on mortgage and other notes receivable during the period.

Financing Activities – Net cash used in financing activities for the nine months ended September 30, 2025 differed from the 2024 period primarily due to $346.2 million in proceeds received from the issuance of the 2033 Senior Notes, $134.9 million in proceeds from issuance of common shares, net, a $231.2 million net paydown on our revolving credit facility and a $75.5 million increase in bank term loan repayments in the current period.

Debt Obligations

As of September 30, 2025, we had $1.1 billion of outstanding indebtedness. Reference Note 8 to our condensed consolidated financial statements included in this report. Reference Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” in this report for more details on the impact of interest rate risk on our business.

Revolving Credit Facility and Bank Term Loan - We have a $700.0 million unsecured revolving credit facility (the “Credit Facility”), which matures in October 2028, and may be extended by us pursuant to (i) one or both of the two six-month extension options or (ii) one 12-month extension option. On October 31, 2025, we amended the Credit Facility to remove the 0.10% credit spread adjustment applicable to the Secured Overnight Financing Rate (“SOFR”) interest rates, which will result in an effective decrease of 0.10% in the applicable interest rates with respect to the Credit Facility. Borrowings under the Credit Facility bear interest, at our election, at one of the following (a) Term SOFR plus a margin ranging from 0.725% to 1.40%, (b) Daily SOFR plus a margin ranging from 0.725% to 1.40% or (c) the base rate plus a margin ranging from 0.00% to 0.40%. In each election, the actual margin is determined according to our credit ratings. The base rate means, for any day, a fluctuating rate per annum equal to the highest of (x) the agent’s prime rate, (y) the federal funds rate on such day plus 0.50% or (z) the adjusted Term SOFR for a one-month tenor in effect on such day plus 1.00%. In addition, the Credit Facility requires a facility fee equal to 0.125% to 0.300%, based on our credit rating on the $700.0 million committed capacity without regard to usage.

The Credit Facility requires that we calculate specified financial statement metrics and meet or exceed certain financial ratios, which are usual and customary in nature. These ratios are calculated quarterly and, as of September 30, 2025, we were within the required limits. The calculation of our leverage ratio involves intermediate determinations of our “total indebtedness” and our “total asset value,” as defined in the Credit Facility.

We have an unsecured bank term loan (the “Bank Term Loan”) that bears interest at a variable rate which is SOFR-based with a margin determined according to our credit ratings. Concurrently with the amendment of the Credit Facility on October 31, 2025, we also amended the Bank Term Loan to remove the 0.10% credit spread adjustment applicable to the SOFR interest rates. In April 2025, we exercised the first of two six-month options to extend the maturity date to December 2025. In September 2025, we repaid $75.0 million on the Bank Term Loan. In October 2025, we exercised the remaining six-month option to extend the maturity date on the Bank Term Loan to June 2026.

As of September 30, 2025, the Credit Facility and Bank Term Loan each bore interest at Daily SOFR (plus a 10 basis points (“bps”) credit spread adjustment), plus 105 bps and 125 bps, based on our debt ratings, or 5.27% on the Credit Facility and 5.47% on the Bank Term Loan. The facility fee was 25 bps per annum. As noted above, on October 31, 2025, we amended each of the Credit Facility and the Bank Term Loan to remove the 0.10% credit spread adjustment applicable to the SOFR interest rates, which will result in an effective decrease of 0.10% of the applicable interest rates with respect to the Credit Facility and Bank Term Loan.
We have provided summary information in the table below on the current SOFR credit spread adjustments and facility fee for our Credit Facility and the Bank Term Loan reflecting our ratings compliance based on the applicable margin for SOFR loans with a debt rating of BBB-/Baa3:

	SOFR Credit Spread Adjustments
	Credit	Credit	Bank
Debt Ratings	Facility	Facility Fee	Term Loan
A+/A1	0.725%	0.125%	0.75%
A/A2	0.725%	0.125%	0.80%
A-/A3	0.725%	0.125%	0.85%
BBB+/Baa1	0.775%	0.150%	0.90%
BBB/Baa2	0.850%	0.200%	1.00%
BBB-/Baa3	1.050%	0.250%	1.25%
Lower than BBB-/Baa3	1.400%	0.300%	1.65%

If our credit rating from at least two credit rating agencies is downgraded below BBB-/Baa3, our Credit Facility and Bank Term Loan will be subject to defined increases in interest rates and fees.

2031 Senior Notes - In January 2021, we issued $400.0 million in aggregate principal amount of 3.00% unsecured senior notes that mature in February 2031 (the “2031 Senior Notes”) and require semi-annual interest payments. The 2031 Senior Notes are subject to affirmative and negative covenants, including financial covenants, with which we were in compliance as of September 30, 2025.

2033 Senior Notes - On September 22, 2025, we issued $350.0 million in aggregate principal amount of 5.35% unsecured senior notes that mature in February 2033 (the ”2033 Senior Notes”). The 2033 Senior Notes were sold at an issue price of 98.903% of face value, before the underwriters’ discount. Our net proceeds from the 2033 Senior Notes offering, after deducting underwriting discounts and expenses, were $342.5 million. We used the net proceeds to repay existing indebtedness. Interest on the 2033 Senior Notes is due semi-annually beginning in February 2026. The 2033 Senior Notes are subject to affirmative and negative covenants, including financial covenants. As of September 30, 2025 we were in compliance with these covenants.

Private Placement Notes - As of September 30, 2025, we had $150.0 million of principal amounts outstanding on our unsecured private placement notes. On November 3, 2025, we repaid $50.0 million of these notes upon maturity. The remainder of the private placement notes mature in January 2027 and have an annual interest rate of 4.51%.

Fannie Mae Term Loans - In the second quarter of 2025, we repaid all of the Fannie Mae term loans, including accrued interest, which totaled $75.7 million.

Debt Maturities - Reference Note 8 to the condensed consolidated financial statements included in this report.

Credit Ratings - Moody’s Investors Services reaffirmed its credit rating and a senior unsecured debt rating of Baa3 and “Stable” outlook on NHI on September 21, 2025. Fitch Ratings reaffirmed its public issuer credit rating of BBB- and “Stable” outlook on NHI on April 16, 2025 and S&P Global reaffirmed its BBB- rating and “Stable” outlook on NHI on October 6, 2025. Our unsecured private placement notes agreements include a rate increase provision that is effective if any rating agency lowers our credit rating below investment grade and our compliance leverage increases to 50% or more. Any reduction in outlook or downgrade in our credit ratings from the rating agencies could negatively impact our costs of borrowings.

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

Our fixed charge ratio was 5.2x for the nine months ended September 30, 2025. See the calculation in the table under the heading “Adjusted EBITDA.” Giving effect to significant acquisitions, financings, dispositions and note payoffs on an annualized basis, our consolidated net debt to annualized Adjusted EBITDA ratio for the three months ended September 30, 2025 was as follows ($ in thousands):

Consolidated Total Debt	$1,109,065
Less: Cash and cash equivalents	(81,625)
Consolidated Net Debt	$1,027,440

Adjusted EBITDA	$75,378
Annualized adjustment	226,134
Annualized impact of recent investments, dispositions and payoffs	(15,107)
Annualized Adjusted EBITDA	$286,405

Consolidated Net Debt to Annualized Adjusted EBITDA	3.6x

Supplemental Guarantor Financial Information

The principal amounts due on each of our debt instruments outstanding as of September 30, 2025 are fully and unconditionally guaranteed on a senior unsecured basis by each of our subsidiaries, except for certain excluded subsidiaries (the “Guarantors”). The Guarantors are either owned or controlled by, or are affiliates of, us.

The following tables present summarized financial information NHI and the Guarantors, on a combined basis after eliminating (i) intercompany transactions and balances among the Guarantors and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor ($ in thousands):

September 30,
2025
Real estate properties, net	$2,132,915
Other assets, net	374,419
Note receivable due from non-guarantor subsidiary	81,729
Total assets	$2,589,063

Debt, net	$1,109,065
Other liabilities	82,166
Total liabilities	$1,191,231

Redeemable noncontrolling interest	$9,034
Noncontrolling interests	$1,250

Nine Months Ended
September 30,
2025
Revenues	$258,624
Interest income on a note due from non-guarantor subsidiary	4,314
Expenses	160,760
Gains from equity method investment	2,012
Gains on sales of real estate properties, net	337
Net income	$104,527
Net income attributable to NHI and the subsidiary guarantors	$105,556

Equity and Dividends

As of September 30, 2025, we had 47,638,502 shares of common stock outstanding with a market value of $3.8 billion. Total equity on our condensed consolidated balance sheet included in this report was $1.5 billion as of September 30, 2025.

Dividends - Our board of directors approves a regular quarterly dividend which is reflective of expected taxable income on a recurring basis. Taxable income is determined in accordance with the Internal Revenue Code and differs from net income for financial statements purposes that has been determined in accordance with U.S. generally accepted accounting principles (“GAAP”). Our board of directors has historically directed us towards maintaining a strong consolidated balance sheet. Therefore, we consider the competing interests of short-term and long-term debt interest rates, maturities and other terms versus the higher cost of new equity, and we accept some level of risk associated with leveraging our investments. We intend to continue to make new investments that meet our underwriting criteria and where the credit spread over our costs of equity and debt capital on a leverage neutral basis will generate sufficient returns to our stockholders. We do not expect to utilize borrowings to satisfy the payment of dividends and project that cash flows from operations will be adequate to fund dividends at the current rate.

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

The following table summarizes dividends declared by our board of directors or paid by us for the periods indicated:

Nine Months Ended September 30, 2025
Date of	Date of	Date Paid	Quarterly Dividend
Declaration	Record	or Payable	Per Common Share
November 1, 2024	December 31, 2024	January 29, 2025	$0.90
February 14, 2025	March 31, 2025	May 2, 2025	$0.90
May 2, 2025	June 30, 2025	August 1, 2025	$0.90
August 5, 2025	September 30, 2025	October 31, 2025	$0.92

Nine Months Ended September 30, 2024
Date of	Date of	Date Paid	Quarterly Dividend
Declaration	Record	or Payable	Per Common Share
November 3, 2023	December 29, 2023	January 26, 2024	$0.90
February 16, 2024	March 28, 2024	May 3, 2024	$0.90
May 3, 2024	June 28, 2024	August 2, 2024	$0.90
August 2, 2024	September 27, 2024	November 1, 2024	$0.90

On November 5, 2025, our board of directors declared a $0.92 per common share dividend payable on January 30, 2026 to common stockholders of record as of December 31, 2025.

Forward Equity Sales Agreements - In the first quarter of 2025, we settled the remaining 1.0 million shares of common stock subject to our August 2024 forward equity sales agreements at a forward price of $68.21 per common share for proceeds of $65.5 million.

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

ATM Equity Program - We maintain an ATM equity program which allows us to sell our common stock directly into the market. This program is governed by an ATM equity offering sales agreement which includes a forward sales provision that allows us to sell shares of our common stock to forward purchasers at a predetermined price at a future date. Pursuant to this agreement, we may sell up to an aggregate sales price of $500.0 million of our common stock.

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

In the second quarter of 2025, we issued 0.8 million shares of common stock, representing full settlement of the December 2024 ATM forward sales agreements and partial settlement of the March 2025 ATM forward sales agreements at a weighted average forward price of $74.71 per common share for aggregate proceeds of $58.0 million.

In June 2025, we entered into ATM forward sales agreements with a financial institution to sell shares of our common stock which mature in the second quarter of 2026. Pursuant to these agreements, we sold 1.3 million shares on a forward basis at a weighted average price of $71.41 per common share, net of sales agent fees, which totaled $91.8 million. We did not receive any proceeds from the sale of shares of our common stock to the forward purchasers at the time of the sale.

In the third quarter of 2025, we issued 0.2 million shares of common stock, representing full settlement of the remaining March 2025 ATM forward sales agreements at a weighted average forward price of $73.96 per common share for proceeds of $11.4 million.

As of September 30, 2025, we had 1.3 million remaining shares of common stock available under ATM forward sales agreements representing proceeds of $90.6 million at a weighted average price of $70.47 per common share.

We use ATM equity program proceeds to rebalance our leverage in response to our acquisitions activity which keeps our options flexible for further growth of our business. We have historically used proceeds from the ATM equity program for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under our Credit Facility. We view our ATM equity program as an effective way to match-fund our smaller acquisitions by exercising control over the timing and size of transactions and achieving a more favorable cost of capital as compared to larger follow-on offerings.

Material Cash Requirements

As of October 31, 2025, we had $29.7 million in cash and cash equivalents on hand and $541.0 million of availability under our Credit Facility. Our expected material cash requirements for the twelve months ended September 30, 2026 and thereafter consist of long-term debt maturities, interest payments on our debt and contractually obligated expenditures. We expect to meet our short-term liquidity needs largely through cash generated from operations, borrowings under our Credit Facility, settlements of ATM forward sales agreements and proceeds from the sale of real estate properties, although we may choose to seek alternative sources of liquidity. Should we have additional liquidity needs, we believe that we could access long-term financing in the debt and equity capital markets.

Contractual Obligations and Contingent Liabilities

A summary of our contractual obligations as of September 30, 2025 follows ($ in thousands):

		Less than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Debt, including interest[1]	$1,350,006	$218,923	$176,836	$161,913	$792,334
Loan commitments	44,201	42,201	2,000	—	—
Development commitments	13,663	—	13,663	—	—
Total contractual obligations	$1,407,870	$261,124	$192,499	$161,913	$792,334

1 Interest was calculated based on the weighted average interest rate on the principal amounts outstanding on our debt as of September 30, 2025. The calculation also includes a facility fee of 0.25%.

A summary of our outstanding loan commitments as of September 30, 2025 follows ($ in thousands):

	Asset	Type of	Total
	Class	Commitment	Commitments	Funded	Remaining
Carriage Crossing Senior
Living Bloomington[1]	SHO	Mortgage	$2,000	$—	$2,000
Encore Senior Living	SHO	Construction loan	56,525	(31,257)	25,268
Montecito Medical Real Estate	MOB	Mezzanine loan	20,389	(20,389)	—
Senior Living	SHO	Revolver loan	15,000	(6,750)	8,250
Senior Living Hospitality Group[2]	SHO	Working capital	5,000	(3,976)	1,024
The Sanders Trust, LLC	HOSP	Construction loan	27,720	(25,061)	2,659
Timber Ridge OpCo	SHO	Working capital	5,000	—	5,000
Vizion Health	HOSP	Mezzanine loan	18,102	(18,102)	—
Total loan commitments			$149,736	$(105,535)	$44,201

1     Funding is contingent upon the operating performance of the respective facility.
2    This operator was formerly referred to as Watermark Retirement.

As of September 30, 2025, the total credit loss liabilities established for our unfunded loan commitments were $0.2 million. We estimate the amounts we expect to fund using the same methodology as the one applied to provide for credit loss reserves on our mortgages and other notes.

A summary of our outstanding development commitments as of September 30, 2025 follows ($ in thousands):

	Asset	Type of	Total
	Class	Commitment	Commitments	Funded	Remaining
Bickford	SHO	Renovation	$8,000	$(4,191)	$3,809
Juniper Communities, LLC	SHO	Renovation	750	—	750
Mainstay Healthcare	SHO	Renovation	250	—	250
Navion Senior Solutions	SHO	Renovation	1,000	(319)	681
Senior Living	SHO	Renovation	10,000	(4,959)	5,041
Spring Arbor	SHO	Renovation	3,000	—	3,000
William James Group, LLC	SHO	Renovation	600	(468)	132
Total development commitments			$23,600	$(9,937)	$13,663

A summary of our outstanding contingencies related to lease inducements as of September 30, 2025 follows ($ in thousands):

	Asset	Total
	Class	Contingencies	Funded	Remaining
IntegraCare	SHO	$750	$—	$750
Navion Senior Solutions	SHO	4,850	(2,700)	2,150
Spring Arbor	SHO	10,000	—	10,000
Total contingencies for lease inducements		$15,600	$(2,700)	$12,900

Litigation

From time to time, we are party to various lawsuits, investigations, claims and other legal and regulatory proceedings arising in connection with our business. Such claims may include, among other things, professional and general liability claims, as well as regulatory proceedings related to our SHOP segment. Further, from time to time, we are party to certain legal proceedings for which third parties, such as our tenants, managers and borrowers, are contractually obligated to indemnify us from and against various claims, litigation and liabilities arising in connection with their respective businesses. Management believes that the ultimate resolution of all such pending proceedings will have no material adverse effect on our financial condition, results of operations or cash flows.

FFO and FAD

The supplemental performance measures described below may not be comparable to similarly titled measures used by other REITs. Consequently, our funds from operations (“FFO”), Normalized FFO and Normalized Funds Available for Distribution (“FAD”) may not provide a meaningful measure of our performance as compared to that of other REITs. Since other REITs may not use our definition of these performance measures, caution should be exercised when comparing our FFO, Normalized FFO and Normalized FAD to that of other REITs. These performance measures do not represent cash generated from operating activities in accordance with GAAP as they exclude the changes in operating assets and liabilities, and therefore should not be considered an alternative to net income as an indication of our performance or an alternative to net cash flows from operating activities, as determined in accordance with GAAP as a measure of liquidity, and are not necessarily indicative of cash available to fund cash needs.

Funds From Operations - FFO

Our FFO per diluted share for the nine months ended September 30, 2025 increased $0.11 per share, or 3.2%, as compared to the nine months ended September 30, 2024 primarily due to new investments completed since the end of the third quarter of 2024, partially offset by dispositions of real estate properties and the write-offs of straight-line rents receivable totaling $12.1 million associated with the Discovery lease terminations. FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and applied by us, is calculated using the two-class method with net income allocated to common stockholders and holders of unvested restricted stock awards by applying the respective weighted-average shares outstanding during each period. The calculation of FFO begins with net income attributable to common stockholders (computed in accordance with GAAP) and excludes gains or losses on sales of real estate properties, impairments of real estate properties, and real estate depreciation and amortization after adjusting for unconsolidated partnerships and joint ventures, if any. FFO per diluted common share attributable to common stockholders assumes the exercise of stock options and other potentially dilutive securities.

Our Normalized FFO per diluted share for the nine months ended September 30, 2025 increased $0.36 per share, or 10.7%, over the same period in 2024. Normalized FFO excludes from FFO certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to including, impairments of non-real estate assets, gains or losses attributable to the acquisition and disposition of non-real estate assets and liabilities, and recoveries of previous write-downs.

FFO and Normalized FFO are important supplemental measures of operating performance for a REIT. Because the historical cost accounting convention used for real estate assets requires depreciation (except on land), such accounting presentation implies that the realizable value of real estate assets diminishes predictably over time. Since real estate asset values instead have historically risen and fallen with market conditions, presentations of operating results for a REIT that uses historical cost accounting for depreciation could be less informative and should be supplemented with a measure such as FFO. The term FFO was designed by the REIT industry to address this issue.

Funds Available for Distribution - FAD

Our Normalized FAD for the nine months ended September 30, 2025 increased $22.1 million, or 14.5%, over the same period in 2024. In addition to the adjustments made to net income attributable to common stockholders that are included in the calculation of Normalized FFO, Normalized FAD excludes the impact of straight-line rent revenue adjustments, amortization of the original issue discount on our unsecured senior notes and amortization of debt issuance costs. We also adjust Normalized FAD for the net change in our credit loss reserves, non-cash share-based compensation expense, senior housing portfolio capital expenditures, as well as certain non-cash items related to our equity method investment, such as straight-line lease expense and amortization of purchase accounting adjustments. Normalized FAD for the nine months ended September 30, 2025 includes an adjustment for transaction costs incurred related to a large SHOP transaction that did not materialize. Approximately $0.6 million of this adjustment related to amounts that were capitalized in other assets, net, on our condensed consolidated balance sheet included in this report as of December 31, 2024. Normalized FAD for the nine months ended September 30, 2024 had no equivalent costs.

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

The following table reconciles our net income attributable to common stockholders, the most directly comparable GAAP financial measure, to NAREIT FFO, Normalized FFO and Normalized FAD and provides supplemental information on basic and diluted earnings per share using these metrics (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income attributable to common stockholders	$32,812	$28,511	$103,863	$94,653
Elimination of certain non-cash items in net income:
Real estate depreciation	19,662	17,494	57,903	52,079
Real estate depreciation related to noncontrolling interests	(400)	(412)	(1,227)	(1,235)
Gains on sales of real estate properties, net	(113)	(102)	(337)	(1,718)
Impairments of real estate properties	—	—	—	654
NAREIT FFO attributable to common stockholders	51,961	45,491	160,202	144,433
Non-cash write-offs of straight-line rents receivable	12,141	—	12,350	786
Non-cash rental income related to operations
transfers upon early lease terminations	(1,375)	—	(1,375)	—
Proxy contest and related expenses	—	—	1,572	—
Normalized FFO attributable to common stockholders	62,727	45,491	172,749	145,219
Straight-line rent revenue adjustments	(1,198)	(1,161)	(3,851)	(2,852)
Straight-line rent revenue adjustments related
to noncontrolling interests	(17)	(4)	(52)	(14)
Amortization of lease incentives	726	723	2,176	2,168
Amortization of lease incentives related to noncontrolling interests	(127)	(127)	(381)	(381)
Non-real estate depreciation	554	274	1,388	684
Non-real estate depreciation related to noncontrolling interests	(67)	(36)	(186)	(101)
Amortization of debt discount	80	80	241	241
Amortization of debt issuance costs	578	793	2,331	2,326
Adjustments related to equity method investment, net	(200)	(453)	(848)	(1,410)
Gains from equity method investment	(73)	—	(2,012)	(402)
Equity method investment capital expenditures	(215)	(66)	(496)	(200)
SHOP recurring capital expenditures	(522)	(583)	(1,266)	(1,554)
SHOP recurring capital expenditures related to
noncontrolling interests	69	46	161	125
Equity method investment non-refundable fees received	929	302	1,862	881
Notes receivable credit loss (benefit) expense	(1,979)	3,434	(3,386)	3,896
Non-cash share-based compensation expense	983	670	4,612	3,512
Transaction costs	—	—	1,164	—
Normalized FAD attributable to common stockholders	$62,248	$49,383	$174,206	$152,138

Basic:
Weighted average common shares outstanding	47,433,336	43,476,067	46,615,262	43,420,663
NAREIT FFO attributable to common stockholders per share	$1.10	$1.05	$3.44	$3.33
Normalized FFO attributable to common stockholders per share	$1.32	$1.05	$3.71	$3.34

Diluted:
Weighted average common shares outstanding	47,623,623	43,987,072	46,774,872	43,658,425
NAREIT FFO attributable to common stockholders per share	$1.09	$1.03	$3.42	$3.31
Normalized FFO attributable to common stockholders per share	$1.32	$1.03	$3.69	$3.33

Adjusted EBITDA

We consider Adjusted EBITDA to be an important supplemental financial measure because it provides information which we use to evaluate our performance and serves as an indication of our ability to service debt. We define Adjusted EBITDA as consolidated earnings before interest, taxes, depreciation and amortization, excluding impairments of real estate properties, and gains on dispositions and certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing Adjusted EBITDA for the current period to similar prior periods. These items include, but are not limited to, impairments of non-real estate assets, gains or losses on disposition of assets and liabilities, and recoveries of previous write-downs on mortgages and notes. Adjusted EBITDA also includes our proportionate share of an unconsolidated equity method investment presented on a similar basis. Since others may not use our definition of Adjusted EBITDA, caution should be exercised when comparing our Adjusted EBITDA to that of other companies. EBITDA and Adjusted EBITDA reflect GAAP interest expense, which excludes amounts capitalized during the period.

The following table reconciles our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$32,478	$28,242	$102,984	$93,852
Depreciation	20,216	17,768	59,291	52,763
Interest	13,766	14,939	43,104	44,663
Non-cash write-offs of straight-line rents receivable	12,141	—	12,141	786
Non-cash rental income related to operations
transfers upon early lease terminations	(1,375)	—	(1,375)	—
Franchise, excise and other taxes, net	244	83	756	(56)
Notes receivable credit loss (benefit) expense	(1,979)	3,434	(3,386)	3,896
Gains on sales of real estate properties, net	(113)	(102)	(337)	(1,718)
Write-off of transaction costs	—	—	608	—
NHI’s share of EBITDA adjustments for
unconsolidated subsidiaries	—	—	—	719
Impairments of real estate properties	—	—	—	654
Adjusted EBITDA	$75,378	$64,364	$213,786	$195,559

Interest expense at contractual rates	13,108	14,129	40,529	42,245
Principal payments on debt, excluding
balloon payments	—	106	222	316
Fixed charges	$13,108	$14,235	$40,751	$42,561

Fixed charge coverage	5.8x	4.5x	5.2x	4.6x

Net Operating Income

NOI is a non-GAAP supplemental financial measure used to evaluate the operating performance of real estate. We define NOI as total revenues, less tenant reimbursements and property operating expenses. We believe NOI provides investors relevant and useful information as it measures the operating performance of our real estate assets at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess the property level performance of our investment portfolios.

The following table reconciles our net income, the most directly comparable GAAP financial measure, to NOI ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$32,478	$28,242	$102,984	$93,852
Depreciation	20,216	17,768	59,291	52,763
Interest	13,766	14,939	43,104	44,663
Legal	134	240	2,655	641
Franchise, excise and other taxes, net	244	83	756	(56)
General and administrative	6,311	4,810	19,265	15,318
Proxy contest and related expenses	—	—	1,572	—
Loan and realty (gains) losses, net	(1,979)	3,434	(3,386)	4,550
Gains on sales of real estate properties, net	(113)	(102)	(337)	(1,718)
Gains from equity method investment	(73)	—	(2,012)	(402)
NOI	$70,984	$69,414	$223,892	$209,611

NOI by segment:
Real Estate Investments	$66,022	$66,275	$211,946	$200,372
SHOP	4,924	3,027	11,831	8,922
Non-segment / corporate	38	112	115	317
Total NOI	$70,984	$69,414	$223,892	$209,611

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to risks related to fluctuations in market interest rates that affect our indebtedness and our mortgage and other notes receivable. As of September 30, 2025, we had $225.0 million of principal amounts outstanding on indebtedness and $600.0 million of availability under our Credit Facility that are subject to variable interest rates.

We have historically used derivative financial instruments in the normal course of our business to mitigate interest rate risk. We do not use derivative financial instruments for speculative or trading purposes. We currently have no derivative financial instruments but may engage in hedging strategies to manage our exposure to interest rate risk in the future depending on our analysis of the interest rate environment and the costs and risks of such strategies.

Interest rate fluctuations generally will not affect our future results of operations or cash flows associated with our fixed rate debt, mortgages and notes unless these financial instruments mature or are otherwise terminated and we are seeking new borrowings or to refinance these borrowings. However, interest rate fluctuations will affect the fair values of our fixed rate financial instruments from period to period. Conversely, changes in interest rates related to our variable rate debt, mortgages and notes will impact our future results of operations and cash flows but will not significantly affect the fair values of those financial instruments from period to period. Assuming a 50 bps increase or decrease in the interest rates on the principal amounts due on our variable rate debt outstanding as of September 30, 2025 and assuming the amounts outstanding did not change during the period, interest expense would increase or decrease annually by approximately $1.1 million.

The following table provides a summary of the interest rates on our debt ($ in thousands):

	September 30, 2025			December 31, 2024
	Principal	% of		Principal	% of
	Amounts	Total	Interest	Amounts	Total	Interest
	Outstanding	Debt	Rate	Outstanding	Debt	Rate
Fixed rate debt:
2031 Senior Notes - unsecured	$400,000	35.6%	3.00%	$400,000	34.6%	3.00%
2033 Senior Notes - unsecured	350,000	31.1%	5.35%	—	—%	—%
Private placement loans - unsecured	150,000	13.3%	4.45%	150,000	13.0%	4.45%
Fannie Mae term loans - secured, non-recourse	—	—%	—%	75,815	6.6%	3.96%
Variable rate debt:
Revolving credit facility - unsecured	100,000	8.9%	5.27%	331,200	28.6%	5.75%
Bank term loan - unsecured	125,000	11.1%	5.47%	200,000	17.2%	5.95%
Total principal amount of debt outstanding	$1,125,000	100.0%	4.40%	$1,157,015	100.0%	4.55%

The following table provides a summary of the sensitivity of our fixed rate debt as of September 30, 2025 to changes in market interest rates ($ in thousands):

	Principal		Fair Values
	Amounts	Fair	After 50 bps	After 50 bps
	Outstanding	Values	Decrease	Increase
2031 Senior Notes	$400,000	$346,158	$356,346	$339,153
2033 Senior Notes	350,000	347,236	360,774	339,275
Private placement notes	150,000	148,056	148,733	147,384

Substantially all of our investments in mortgages and other notes are negotiated at fixed interest rates. As of September 30, 2025, the principal amounts outstanding on these investments totaled $224.6 million and the estimated fair values, discounted for the change in the risk-free interest rate, totaled $207.2 million. A 50 bps increase in market interest rates as of September 30, 2025 would decrease the total estimated fair values of our mortgages and other notes by approximately $0.6 million and a 50 bps decrease in market interest rates would increase the estimated fair values of our mortgages and other notes by approximately $1.3 million.

Inflation Risk

Our tenant leases generally provide for annual escalators in contractual rent due to us based on fixed annual escalators or a variable index, such as the consumer price index (“CPI”). Tenant leases with increases based on CPI may contain a minimum or maximum cap on the annual increase. Substantially all of our leases require the tenant to pay all operating expenses for the property, whether paid directly by the tenant or reimbursed to us. We believe that inflationary increases experienced by us will be at least partially offset by the contractual rent increases and operating expense reimbursements described above.

Item 4. Controls and Procedures

Evaluation of Disclosure Control and Procedures

As of September 30, 2025, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) to ensure information required to be disclosed in our filings is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2025.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

From time to time, we are party to various lawsuits, investigations, claims and other legal and regulatory proceedings arising in connection with our business. Such claims may include, among other things, professional and general liability claims, as well as regulatory proceedings related to our SHOP segment. Further, from time to time, we are party to certain legal proceedings for which third parties, such as our tenants, managers and borrowers, are contractually obligated to indemnify us from and against various claims, litigation and liabilities arising in connection with their respective businesses. Management believes that the ultimate resolution of all such pending proceedings will have no material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 except as noted below.

Stockholder activism efforts could cause us to incur substantial costs, divert management’s attention and have an adverse effect on our business.

Activist investors have engaged, and may in the future engage, in proxy solicitations, advance shareholder proposals or may otherwise attempt to affect changes or acquire control over us. Responding to such investor activism can be costly and time-consuming, and can divert the attention of our Board and management from the management of our business and the pursuit of our business strategies. In addition to incurring costs, perceived uncertainties as to our future direction may result in the loss of potential business opportunities, damage to our reputation and may make it more difficult to attract and retain qualified directors, personnel and business partners. These actions could also cause our stock price to experience periods of volatility.

A small number of tenants in our investments portfolio account for a significant percentage of the rental income we expect to generate from the portfolio, and the failure of any of our tenants to meet their obligations to us could materially and adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

The successful performance of our real estate investments is materially dependent on the financial stability of our tenants and operators. For the year ended December 31, 2024, approximately 40% of our total revenues was generated from three tenants, including 16% from Senior Living, 12% from NHC and 12% from Bickford. As previously discussed in this report, Bickford has been on the cash basis of revenue recognition since the second quarter of 2022 based upon information obtained from Bickford regarding its financial condition. In addition, NHI provided formal written notice to NHC on September 8, 2025 that NHC is in default under its master lease with us as a result of NHC’s failure to remedy its non-compliance with certain non-monetary provisions of the master lease previously identified by NHI.

Payment or other tenant defaults, the failure of tenants to meet their other obligations to us or a decline in the operating performance by any of these tenants or our other tenants and operators could materially and adversely affect our business, financial condition and results of operations and also affect our ability to pay expected dividends to our stockholders. In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing of the related property. Further, we may not be able to re-lease the property for a similar rental rate, or at all, or lease terminations may cause us to sell the property at a loss. The realization of any of the foregoing risks could have a material adverse effect on our business and financial condition.

Significant legal or regulatory proceedings could adversely affect our or our managers’, tenants’ or borrowers’ liquidity, financial condition and results of operations.

From time to time, we or our tenants, managers or borrowers may be subject to lawsuits, investigations, claims and other legal or regulatory proceedings arising out of our or their alleged actions or inactions. These claims may include, among other things, professional liability and general liability claims, commercial liability claims, unfair business practices claims, class action claims, employment-related claims, as well as regulatory proceedings, including proceedings related to our SHOP segment, where we are typically the holder of the applicable healthcare license.

In our SHOP segment, we are generally responsible for all liabilities of the properties, other than those arising out of certain limited actions by our managers, such as those caused by gross negligence, fraud or willful misconduct. As a result, we are exposed to professional and general liability claims, employment-related claims, and the costs of defending and resolving such matters, some of which may not be insured or may only be partially insured due to limited coverage or cost constraints. If a manager within our SHOP segment fails to comply with applicable laws or regulations, we could be held responsible, which could subject us to civil, criminal and administrative penalties.

In our Real Estate Investments segment, our tenants and borrowers generally operate the facilities and are responsible for all related liabilities, including those arising from professional, general, or employment-related claims. Under the terms of our leases and loan agreements, these tenants and borrowers are obligated to indemnify and defend us against liabilities related to their operations.

We cannot assure you that any contractual obligations to indemnify, defend and hold us harmless from the liabilities described above will be satisfied by third parties, or that any amounts held in escrow for such purpose will be sufficient.

An unfavorable resolution of any such lawsuit, investigation, claim or other legal or regulatory proceeding could materially and adversely affect our or our managers’, tenants’ or borrowers’ liquidity, financial condition and results of operations, and may not be protected by sufficient or any insurance coverage.

Item 5. Other Information

None of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the fiscal quarter ended September 30, 2025.

On October 31, 2025, we amended each of the Credit Facility and the Bank Term Loan to remove the 0.10% credit spread adjustment applicable to the SOFR interest rates, which will result in an effective decrease of 0.10% of the applicable interest rates with respect to the Credit Facility and Bank Term Loan.

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

3.3	Amendment to Articles of Incorporation (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed March 23, 2009)

3.4	Amendment to Articles of Incorporation approved by stockholders on May 2, 2014 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed August 4, 2014)

3.5	Amendment to Articles of Incorporation approved by stockholders on May 6, 2020 (incorporated by reference to Exhibit 3.6 to the Company’s Form 10-Q filed August 10, 2020)

3.6	Amendment to Articles of Incorporation approved by stockholders on May 21, 2025 (incorporated by reference to Exhibit 3.6 to the Company’s Form 10-Q filed August 6, 2025)

3.7	Amended and Restated Bylaws as approved February 17, 2023, as amended April 27, 2023 (incorporated by reference to Exhibit 3.5 to the Company’s Form 10-Q filed May 9, 2023)

4.1
Fourth Supplemental Indenture, dated as of September 26, 2025, among National Health Investors, Inc., Regions Bank, as trustee, and the subsidiary guarantors set forth therein. (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed September 26, 2025)

4.2	Fifth Supplemental Indenture, dated as of October 10, 2025, among National Health Investors, Inc., Regions Bank, as trustee, and the subsidiary guarantors set forth therein (filed herewith)

10.1
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of October 31, 2025, by and among National Health Investors, Inc., the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (filed herewith)

10.2
Amendment No. 2 to Term Loan Agreement, dated as of October 31, 2025, by and among National Health Investors, Inc., the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (filed herewith).

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

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date:	November 6, 2025	/s/ D. Eric Mendelsohn
D. Eric Mendelsohn
President, Chief Executive Officer and Director
(duly authorized officer)

Date:	November 6, 2025	/s/ John L. Spaid
John L. Spaid
Chief Financial Officer
(Principal Financial Officer)