Form 10-K
period 2025-12-31
NATIONAL HEALTH INVESTORS INC
filed 2026-02-26
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	_____________	to	_____________
Commission File Number 001-10822
National Health Investors, Inc.
(Exact name of registrant as specified in its charter)

Maryland		62-1470956
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

222 Robert Rose Drive
Murfreesboro	Tennessee	37129
(Address of principal executive offices)		(Zip Code)

(615)	890-9100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	NHI	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of shares of common stock held by non-affiliates on June 30, 2025 (based on the closing price of these shares on the New York Stock Exchange) was approximately $2.9 billion.
As of February 20, 2026, the registrant had 48,392,384 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2026 annual meeting of stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K.

NATIONAL HEALTH INVESTORS, INC.

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

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report and other materials we have filed or may file with the Securities and Exchange Commission (“SEC”), as well as information included in oral statements made, or to be made, by our senior management contain certain “forward-looking” statements as that term is defined by the Private Securities Litigation Reform Act of 1995. All statements regarding our expected future financial position, results of operations, cash flows, funds from operations, continued performance improvements, ability to service and refinance our debt obligations, ability to finance growth opportunities and similar statements including, without limitation, those containing words such as “may”, “will”, “should”, “would”, “believes”, “anticipates”, “expects”, “intends”, “estimates”, “plans”, “likely” and other similar expressions are forward-looking statements.

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements. For a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause our actual results to differ materially from those presented in our forward-looking statements, reference the risks identified in “Summary Risk Factors” below. In addition, reference “Part I, Item 1. Business”, “Part I, Item 1A. Risk Factors” and the notes to the consolidated financial statements in “Part II, Item 8. Financial Statements and Supplementary Data” in this Annual Report for a further discussion of factors that could cause our future results to differ materially from any forward-looking statements. You should carefully consider these risks before making any investment decisions in us. These risks and uncertainties are not the only ones facing us. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition, results of operations, or cash flows could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose part or all of your investment. Our forward-looking statements speak only as of the date made and we expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. Given these risks and uncertainties, we can give no assurance that these forward-looking statements will, in fact, occur and, therefore, caution investors not to place undue reliance on them.

Summary Risk Factors

Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. We provide a summary below of what we believe are our principal risk factors, but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in “Part I, Item 1A. Risk Factors” in this Annual Report, together with the other information in this Annual Report. If any of the following risks, or any other risks and uncertainties that are not addressed below or elsewhere in this Annual Report or that we have not yet identified, actually occur, our business, financial condition and results of operations could be materially adversely affected, and the value of our securities could decline.

Risks Related to Our Business and Operations

•We depend on the operating success of our tenants, managers and borrowers and if their financial condition or business prospects deteriorate, our business, financial condition and results of operations could be adversely affected;
•Our tenants, managers and borrowers may become subject to bankruptcy or insolvency proceedings;
•A small number of tenants in our portfolio account for a significant percentage of the rental income we expect to generate from our portfolio, and the failure of any of these tenants to meet their obligations to us could materially and adversely affect our business, financial condition and results of operations;
•We may be unable to replace managers if our management agreements are terminated or not renewed;
•Actual or perceived risks associated with pandemics, epidemics or outbreaks have had, and may in the future, have a material adverse effect on our operators’ businesses and results of operations;
•A member of our board of directors (“Board of Directors”) is also the chairperson of the board of directors of National HealthCare Corporation (“NHC”), and his interests may differ from those of our stockholders;
•We are exposed to risks related to government regulations and payors, principally Medicare and Medicaid, and the effect of changes to laws, regulations and reimbursement rates on the businesses of our tenants, managers and borrowers;

•The cash flows of our tenants, managers and borrowers may be adversely affected by increased liability claims and liability insurance costs;
•Significant legal or regulatory proceedings could adversely affect the liquidity, financial condition and results of operations of our tenants, managers and borrowers;
•We may not be fully indemnified by our tenants, managers and borrowers against future litigation;
•We depend on the success of property development and construction activities, which may fail to achieve the operating results we expect;
•The illiquidity of real estate investments could impede our ability to respond to adverse changes in the performance of our properties;
•Our investments are concentrated in healthcare properties;
•We are subject to risks related to our investment with Life Care Services for Timber Ridge, an entrance fee continuing care retirement community (“CCRC”), associated with Type A benefits offered to the residents of the CCRC and the related accounting requirements;
•Risks related to our joint venture investments could adversely affect our financial condition and results of operations;
•Inflation and increased interest rates may adversely affect our business, financial condition and results of operations;
•Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition, results of operations or prospects;
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
•Stockholder activism efforts could cause us to incur substantial costs, divert management’s attention and have an adverse effect on our business;
•Our ability to raise capital through equity sales is dependent, in part, on the market price of our common stock, and our failure to meet market expectations with respect to our business, or other factors we do not control, could negatively impact such market price and availability of equity capital;
•The United States (“U.S.”) federal income tax treatment of the cash that we might receive from cash settlement of our forward equity sales agreements is unclear and could jeopardize our ability to meet the real estate investment trust (“REIT”) qualification requirements;
•Our use of artificial intelligence (“AI”) could expose us to various risks;

Risks Related to Our Debt

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
•Our ownership of and relationship with any taxable REIT subsidiaries (“TRS”) that we have formed or will form will be limited and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax;
•Legislative, regulatory, or administrative tax changes could adversely affect us or our security holders;

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

ITEM 1. BUSINESS

General

National Health Investors, Inc. (“NHI”, the “Company”, “we”, “us” or “our”), established in 1991 as a Maryland corporation, is a self-managed real estate investment trust (“REIT”). We own, lease, operate and finance the development of high-quality real estate properties, focusing on senior housing communities and medical facilities. We operate through two reportable segments, Real Estate Investments and Senior Housing Operating Portfolio (“SHOP”).

Our investments in senior housing communities, also referred to as senior housing properties (“SHO”), include independent living facilities (“ILF”), assisted living facilities (“ALF”), entrance fee communities (“EFC”) and senior living campuses (“SLC”). Our investments in medical facilities include skilled nursing facilities (“SNF”) and hospitals (“HOSP”). Our financing arrangements consist of mortgages, construction loans, mezzanine loans and revolving lines of credit extended to our tenants, operators, or affiliates of our tenants and operators, and other third parties.

As of December 31, 2025, our Real Estate Investments segment consisted of gross real estate investments of $2.7 billion in 176 properties, excluding one property classified as assets held for sale, which are located in 32 states and leased pursuant primarily to triple-net leases to 31 tenants. These investments included 110 SHOs, 65 SNFs and one HOSP. Additionally, our investments included $218.7 million in principal amounts of mortgage and other notes receivable, excluding $15.4 million of credit loss reserves.

As of December 31, 2025, our SHOP segment consisted of gross real estate investments of $634.3 million in 26 senior housing communities located in 13 states and comprised of 17 ILFs, six SLCs and three ALFs with a combined total of 3,009 units. We outsource the operations at these properties to third-party managers and pay a management fee for these services. As of December 31, 2025, 16 of our senior housing communities were held in consolidated partnerships in which the noncontrolling common equity interests are owned by affiliates of the respective managers.

Sources of Revenues

In our Real Estate Investments segment, our revenues primarily relate to triple-net leases with third-party operators at our properties. Additionally, we recognize interest income from financing arrangements we provide to our tenants, operators, or affiliates of our tenants and operators, and other third parties primarily for construction, renovation and expansion projects, funding of working capital or corporate needs and the acquisition of real estate properties. Our SHOP segment is comprised of senior housing communities from which we generate revenues from resident fees and services on each unit. We utilize third-party managers to operate these properties on our behalf and pay a management fee for their services.

We fund our real estate investments primarily through: (1) operating cash flows, (2) debt offerings, including revolving lines of credit and term debt that are both unsecured and secured, and (3) sales of equity securities. Our investments in real estate and the real estate properties that secure our mortgage loans are located within the United States. Information about our revenues from tenant leases, resident fees and services, and loans and information on our financial condition, results of operations and cash flows can be found in “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report.

For the year ended December 31, 2025, our total revenues were $375.6 million, an increase of 12.1% over the prior year, consisting of $271.6 million of rental income, $80.1 million of resident fees and services and $24.0 million of interest and other income. Rental income, resident fees and services and interest and other income represented 72.3%, 21.3% and 6.4%, respectively, of our total revenues for the year ended December 31, 2025. Our revenues depend on the operating success of our tenants, managers and borrowers whose sources and amounts of revenues are determined by factors including, but not limited to (i) the number of licensed beds or units at each facility, (ii) occupancy rates, (iii) the extent to which services are utilized by the residents and patients, (iv) the mix of private pay, Medicare and Medicaid patients and (v) the rates paid by private health insurance, Medicare and Medicaid programs.

Investment Portfolios

As of December 31, 2025, our investments comprising the Real Estate Investments segment included real estate properties and financing arrangements involving 189 properties located in 32 states, excluding one property classified as assets held for sale. The aggregate gross carrying value of the owned properties was $2.7 billion, which included 110 SHOs, 65 SNFs and one HOSP leased to 31 tenants. The aggregate gross carrying value of our mortgage and other notes receivable was $218.7 million, excluding $15.4 million of credit loss reserves.

As of December 31, 2025, our investments included in the SHOP segment consisted of 17 ILFs, six SLCs and three ALFs located in 13 states with a combined total of 3,009 units. The aggregate gross carrying value of these properties was $634.3 million. We have structured the operations at these senior housing communities to comply with the requirements of the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) and to utilize our taxable REIT subsidiaries (“TRS”) for activities that would otherwise be non-qualifying for REIT purposes.

Types of Real Estate Properties

We classify our investments in real estate properties as either SHOs or medical facilities and further classify our SHOs as either need-driven or discretionary properties based on the differing credit risk profiles represented by the underlying revenue sources.

A summary of information related to these classifications follows:

Need-Driven Senior Housing

Assisted Living Facilities - As of December 31, 2025, our Real Estate Investments segment included 86 ALFs leased to third-party operators and six ALFs secured by mortgage loans with us. In our SHOP segment, we had three ALFs as of December 31, 2025 which are operated by third-party managers on our behalf. ALFs are free-standing facilities that provide basic room and board functions for elderly residents. As residents typically receive assistance with activities of daily living, such as bathing, grooming, administering medication and memory care services, we consider these facilities to be need-driven senior housing. On-site staff personnel at these facilities are available to assist with minor medical needs on an as-needed basis. Operators of ALFs are typically paid from private payor sources without government assistance through the Medicare and Medicaid programs. ALFs may be licensed and regulated in some states, but generally do not require the issuance of a Certificate of Need (“CON”) as is often required for SNFs.

Senior Living Campuses - As of December 31, 2025, our Real Estate Investments segment included nine SLCs leased to third-party operators and two SLCs secured by mortgage loans with us. In our SHOP segment, we had six SLCs as of December 31, 2025 which are operated by third-party managers on our behalf. SLCs generally have one or more buildings and typically include a higher acuity level of care for residents. For example, an SLC may offer skilled nursing beds in combination with independent or assisted living accommodations providing basic room and board functions to elderly residents. They may also provide assistance to residents with activities of daily living, such as bathing, grooming, administering medication and memory care services. On-site staff personnel are available to assist with minor medical needs on an as-needed basis. As the decision to transition to a SLC is typically more than a lifestyle choice and is usually driven by a resident’s need for some moderate level of care, we consider these types of SHOs to be need-driven. Operators of SLCs are typically paid through private payor sources and when skilled nursing care is involved, they may also be paid from government assistance programs, including Medicare and Medicaid. SLCs may be licensed and regulated as nursing homes in some states and may also require a CON.

Discretionary Senior Housing Properties

Independent Living Facilities - As of December 31, 2025, our Real Estate Investments segment included three ILFs leased to third-party operators and one ILF secured by a mortgage loan with us. In our SHOP segment, we had 17 ILFs as of December 31, 2025 which are operated by third-party managers on our behalf. ILFs offer specially designed residential units for active senior adults and provide various ancillary services for their residents including restaurants, activity rooms and social areas. Services provided by ILF operators are generally paid from private payor sources without government assistance through the Medicare and Medicaid programs. ILFs are generally, but not always, unlicensed facilities and do not require the issuance of a CON as required for SNFs. As ILFs typically do not provide assistance with the activities of daily living, we consider the decision of a senior adult to transition to an ILF to be discretionary.

Entrance Fee Communities - As of December 31, 2025, our Real Estate Investments segment included 12 EFCs leased to third-party operators. EFCs, frequently referred to as CCRC, typically include a combination of detached cottages, an ILF, an ALF and an SNF on one campus. These communities appeal to senior adults because there is no need to relocate when health and medical needs change. EFC licensure is state-specific, but generally skilled nursing beds included in our EFC portfolio are subject to state licensure and regulation. Certain services may also require a CON. As the decision to transition to an EFC is typically made as a lifestyle choice and not as the result of a pressing medical concern, we consider the decision of a senior adult to transition to an EFC to be discretionary. Accordingly, the predominant source of revenue for operators of EFCs is from private payor sources. EFCs are classified as Type A, B or C depending upon the amount of healthcare benefits included in the entrance fee contract. Type A EFCs, also referred to as lifecare communities, include substantially all future healthcare costs in the payment of an entrance fee and thereafter payments of a set monthly service fee upon residency. The entrance fee is divided into refundable and non-refundable portions specific to each residential contract. The monthly service fee is determined upon taking residency into an independent living unit and is subject to certain inflationary adjustments regardless of the resident’s future care needs. A resident is required to move into an independent living unit initially and must have a level of independence to not require care services at this stage. Thereafter, the resident’s care requirements upon transitioning to an assisted living unit or a skilled nursing unit are covered under the terms of the contract. Type B EFCs are communities providing a modified healthcare contract offering access to skilled nursing care that is subject to a maximum number of days allowable under the individual contract terms. Type C EFCs are fee-for-service communities which do not provide any healthcare benefits and correspondingly have the lowest entrance fees. The monthly service fees may be higher at Type C EFCs to reflect the current costs of healthcare services delivered to each resident. As of December 31, 2025, we had 28.0% Type A EFCs, 8.0% Type B EFCs and 64.0% Type C EFCs in our Real Estate Investments segment.

Medical Facilities

Skilled Nursing Facilities - As of December 31, 2025, our Real Estate Investments segment included 65 SNFs leased to third-party operators and three SNFs secured by mortgage loans with us. SNFs provide residents with some combination of skilled and intermediate nursing and rehabilitative care, including speech, physical and occupational therapy. The operators of SNFs typically receive payment from a combination of private payor sources and government assistance programs, including Medicare and Medicaid. SNFs are required to obtain state licenses and are highly regulated at the federal, state and local levels. The operators in nine of the 11 states in which we own SNFs must obtain a CON from the state before opening or expanding their facilities. Some SNFs have assisted living beds available to residents. As the decision to utilize the services of an SNF is typically made as the result of a pressing medical concern, we consider these properties to be need-driven medical facilities.

Hospitals - As of December 31, 2025, our Real Estate Investments segment included one HOSP leased to a third party operator and one HOSP secured by a mortgage loan with us. HOSPs provide a wide range of inpatient and outpatient services, which may include acute psychiatric, behavioral and rehabilitation services, and are subject to extensive federal, state and local legislation and regulation. HOSPs undergo periodic inspections regarding standards of medical care, equipment and hygiene as a condition of licensure. Services provided by HOSPs are generally paid for by a combination of private payor sources and government assistance programs, including Medicare and Medicaid. As the decision to utilize the services of a HOSP is typically made as the result of a pressing medical concern, we consider these properties to be need-driven medical facilities.

Types of Investments

Our investments include asset acquisitions structured as purchase-leaseback transactions, asset acquisitions from other real estate investors, tenant leases, financing arrangements and operating senior housing communities.

Tenant Leases

Our tenant leases on owned properties in our Real Estate Investments segment generally have initial leasehold terms of 10 to 15 years with one or more five-year extension options. The leases are “triple-net leases” under which the tenant is responsible for the payment of all taxes, utilities, insurance premiums, repairs and other charges relating to the operations of the properties, including required levels of capital expenditures each year. The tenant is obligated at its expense to keep all improvements, fixtures and other components of the properties covered by “all risk” insurance in an amount equal to at least the full replacement cost thereof, and to maintain specified minimum personal injury and property damage insurance, protecting us as well as the tenant. The leases also require the tenant to indemnify and hold us harmless from all claims resulting from the use, occupancy and related activities of each property and to indemnify us against all costs related to any release, discovery, clean-up and removal of hazardous substances or materials, or other environmental responsibilities with respect to each facility.

Most of our existing leases contain annual escalators in rent payments. For financial statement purposes, rental income is recognized on a straight-line basis over the term of the lease when the lease contains fixed rent escalators. Certain of our tenants hold purchase options allowing them to acquire properties they currently lease from us. When present, tenant purchase options generally give the tenant an option to purchase the underlying property for consideration that would not be less than our net investment basis.

Some of the obligations under our tenant leases are guaranteed by the parent corporation of the tenant, if any, or affiliates or individual principals of the tenant. For some leases, third parties or affiliated entities will also guarantee some portion of the lease obligations. Some obligations are backed further by other collateral, such as security deposits, trade receivables, equipment, furnishings and other personal property.

We monitor our triple-net lease tenant credit quality and identify any material changes by performing the following activities:

•obtaining financial statements on a monthly, quarterly and annual basis to assess the operational trends of our tenants and the financial position and capability of those tenants;
•calculating the operating cash flows of our tenants;
•calculating the lease service coverage ratio and other ratios pertinent to our tenants;
•obtaining property-level occupancy rates for our tenants;
•verifying the payment of real estate taxes by our tenants;
•obtaining certificates of insurance for our tenants;
•obtaining reviewed or audited financial statements of our tenant corporate guarantors on an annual basis, if applicable;
•conducting a periodic inspection of our properties to ascertain proper maintenance, repair and upkeep; and
•monitoring those tenants with indications of continuing and material deteriorating credit quality through discussions with our executive management and Board of Directors.

Mortgage Loans

In our Real Estate Investments segment, we have mortgage loans with original maturities, generally five years or less, with varying amortization schedules from interest-only to fully amortizing. Most of the loans are at a fixed interest rate; however, some interest rates increase based on a fixed schedule. In most cases, the owner of the facility is committed to make minimum annual capital expenditures for the purpose of maintaining or upgrading its respective facility. Additionally, most of our loans are collateralized by first or second mortgage liens and corporate or personal guarantees. As of December 31, 2025, we had 11 mortgage loans bearing annual interest rates ranging from 7.3% to 12.0%.

Mezzanine Loans

In our Real Estate Investments segment, we provide mezzanine loans to our tenants, operators, or affiliates of our tenants and operators, and other third parties in situations in which the borrower needs temporary financing and/or the borrower has in-place lending arrangements that prohibit a mortgage security agreement. In some instances, we include a purchase option for the respective property in the loan agreement. As of December 31, 2025, we had nine mezzanine loans bearing annual interest rates ranging from 6.0% to 10.0%.

Construction Loans

In our Real Estate Investments segment, we provide construction loans that become mortgage loans upon the completion of the construction period for a property. We may also obtain a purchase option to acquire the property at a future date and, if purchased, may lease the property back to the borrower. During the term of the construction loan, funds are usually advanced pursuant to draw requests made by the borrower in accordance with the terms and conditions of the loan agreement. Interest is typically assessed on our construction loans at an interest rate that is equivalent to the eventual mortgage interest rate upon conversion. In addition to the security of a lien against the property, we will generally require additional security and collateral from the borrower in the form of either payment and performance completion bonds or completion guarantees by the borrower’s parent, affiliates of the borrower or one or more of the individuals who control the borrower. As of December 31, 2025, we had four construction loans bearing annual interest rates ranging from 8.5% to 9.0%.

Other Notes Receivable

In our Real Estate Investments segment, we provide revolving lines of credit to our tenants, operators, affiliates of our tenants and operators and other third parties to fund their acquisitions, construction projects and working capital needs. Our revolving lines of credit typically require the borrower to provide a personal or business guarantee or to pledge assets as security for the loan. As of December 31, 2025, we had three revolving lines of credit bearing annual interest rates ranging from 8.0% to 9.2%.

RIDEA Transactions

Our arrangement with an affiliate of Life Care Services, which we completed in January 2020, is structured to be compliant with the provisions of RIDEA and permits us to receive rent payments through a triple-net lease between a consolidated real estate entity in which we own 80.0% and an unconsolidated operating company which is 25.0% owned by our TRS. Our investments in ALFs in our SHOP segment are also structured to be compliant with the provisions of RIDEA. These arrangements give us the opportunity to capture additional value on the performance of the operating companies through distributions to the TRS. Additionally, this organizational structure allows the TRS to engage in a broad range of activities and share in revenues that would otherwise be non-qualifying income under the REIT gross income tests. The TRS is subject to both federal and state income taxes.

Operating Activities in the SHOP Segment

The senior housing communities included in our SHOP segment are operated on our behalf by third-party managers in exchange for a management fee from us. As a result, we are not directly exposed to the credit risk of the managers in the same manner or to the same extent as we are related to our triple-net tenant leases. However, we rely on the managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our communities efficiently and effectively. We also rely on the managers to set appropriate resident fees and to operate our communities in compliance with the terms of our management agreements and all applicable laws and regulations. Our management agreements typically have fixed terms and are subject to renewal under certain conditions. These agreements may include provisions for termination under specific circumstances, with or without the payment of a fee. The managers may also be entitled to receive an annual management fee, which is calculated based on various annual performance measures, such as revenues and net operating income (“NOI”). Additionally, our managers may be entitled to receive other incentive fees if specified performance targets are met.

Competition and Market Conditions

We compete primarily with other REITs, private equity funds, healthcare providers, banks and insurance companies in the acquisition, leasing and financing of healthcare real estate properties.

Operators of our properties compete on a local and regional basis with operators of other facilities that provide comparable services. Operators compete for residents, patients and staff based on quality of care, reputation, location and physical appearance of facilities, services offered, family preference, physicians, staff and price. We compete with other operators and companies that manage multiple healthcare facilities, some of which are substantially larger and have greater resources than the operators of our facilities. Some of these facilities are operated for profit while others are owned by government agencies or tax-exempt not-for-profit entities.

The operators of our properties, including the managers in our SHOP segment, generally rely on the ability of private-pay residents and patients to meet their contractual obligations and may be negatively impacted in an economic downturn. In addition, the success of the operators of our properties is also impacted by the degree of existence of comparable and competing facilities in our local markets.

Commitments and Contingencies

In the normal course of business, we enter into a variety of commitments, typically consisting of funding mortgage notes, construction loans, mezzanine loans and revolving lines of credit with our tenants, operators, or affiliates of our tenants and operators, and other third parties. In our leasing operations, we may offer our tenants and the sellers of properties we acquire certain inducements that originate contractually as contingencies, but which may become commitments upon the satisfaction of the contingent event. Any contingent payments made by us are included in the respective lease base when funded.

As of December 31, 2025, we had loan commitments with nine operators or borrowers totaling $151.6 million of which we had funded $115.7 million toward these commitments. As of December 31, 2025, $33.9 million of the remaining funding obligations were payable within 12 months.

As of December 31, 2025, we had development commitments with seven tenants totaling $23.6 million of which we had funded $12.1 million toward these commitments with the remainder payable within one to three years.

As of December 31, 2025, we had remaining contingency commitments of $15.7 million, which included lease inducement contingencies with three tenants and contingent consideration related to an acquisition in our SHOP segment. Each of these contingency commitments is based on the respective facility operating performance over a specified period.

Corporate Sustainability

We believe that integrating environmental initiatives into our strategic business objectives will contribute to our long-term success. Additional information on these initiatives can be found in our Corporate Sustainability Report which is available on our website at www.nhireit.com.

Our corporate sustainability goals include:

•inventorying and reporting our Scope 1, 2 and 3 greenhouse gas emissions in accordance with the Greenhouse Gas Protocol;
•improving our emissions data every year with a longer-term goal to establish an emissions reduction strategy in accordance with science-based targets;
•measuring and reporting our annual water usage related to our corporate headquarters and real estate properties in the SHOP segment; and
•identifying and evaluating our material sustainability-related risks and opportunities utilizing the Task Force on Climate- Related Financial Disclosure framework.

We have established an Environmental, Social and Governance (“ESG”) Committee comprised of management, including our Chief Financial Officer, the Vice President of Finance and Investor Relations and our Vice President of Human Resources, Benefits and Compliance. The ESG Committee is tasked with overseeing our strategies on social impact and environmental sustainability. We established the ESG Committee with the goal of increasing our accountability, sharpening our focus and maximizing our efforts with respect to the ESG impact we have on our tenants, managers, employees and real estate properties. In addition, the ESG Committee measures our company-wide progress on these ESG initiatives and priorities, adding an element of accountability, which should also increase our effectiveness. The ESG Committee meets at least quarterly with the Chair of the Nominating and Corporate Governance Committee of our Board of Directors. Through our sustainability efforts, we seek to incentivize positive change and create value for our stakeholders.

A summary of certain of our corporate environmental sustainability efforts has been provided below:

•    We make significant capital expenditures at the real estate properties in our SHOP segment, including adding energy efficient improvements like LED lighting and low emission carpeting and recycled materials.
•    We obtain Phase I environmental reports and, if warranted, Phase II environmental reports as part of our due diligence procedures when acquiring properties and attempt to avoid buying real estate with known environmental contamination.
•     Our document retention practices strive to reduce paper usage and encourage electronic file sharing.
•    We strive for efficiency and sustainability in our corporate headquarters, participate in a recycling program and encourage our employees to reduce, reuse and recycle waste.
•     We purchase carbon offsets to help offset our primary sources of emissions, which include energy use, travel and commuting, to compensate for any emissions we cannot eliminate directly by investing in projects that reduce, avoid, or remove emissions elsewhere.

Human Capital

We employ individuals who possess a broad range of experiences, background and skills. We believe that to continue to deliver long-term value to our stockholders, we must provide and maintain a work environment that attracts, develops and retains top talent, and affords our employees an engaging work experience that allows for career development and opportunities. Along with a competitive compensation program including incentive bonuses and a stock incentive plan, we provide a 401(k) plan with a safe harbor contribution limit, paid employee health insurance coverage, parental leave and tuition reimbursement.

As of December 31, 2025, we had 32 full-time employees, consisting of 26 employees located in our Murfreesboro, Tennessee corporate office, with one employee in each of Georgia, North Carolina, Oregon and Texas and two employees in Florida. The tenure of our current employees includes six employees who have been with us for over five years (but less than 10 years), three employees who have been with us over 10 years (but less than 20 years) and two employees who have been with us over 20 years. None of our employees are subject to a collective bargaining agreement. We empower our employees and reinforce our corporate culture through onboarding, training and team-building events. We actively support charitable organizations within our local communities that promote health education and social well-being, and we encourage our employees to personally volunteer with organizations that are meaningful to them. We consider our employee relations to be good.

Certain of our essential services, such as internal audit, tax compliance, information technology and legal services, are outsourced to third-party professional firms.

Government Regulations

Overview

Our tenants, managers and borrowers are subject to extensive and complex federal, state and local healthcare laws and regulations, including those relating to Medicare and Medicaid reimbursement, fraud and abuse, relationships with referral sources and referral recipients, licensure and certification, building codes, privacy and security of health information and other personal data, CON, appropriateness and classification of care, qualifications of medical and support personnel, distribution, maintenance and dispensing of pharmaceuticals, communications with patients and consumers and the operation of healthcare facilities. In addition, many of our tenants, managers and borrowers that operate ILFs may be subject to state licensing, and all of our properties are subject to environmental regulations related to real estate. In our SHOP segment, these laws and regulations typically apply directly to us and our senior housing communities, where we generally hold the applicable healthcare licenses. Applicable laws and regulations are wide-ranging, vary across jurisdictions, and are administered by several government agencies. Further, these laws and regulations are subject to change, enforcement practices may evolve, and it is difficult to predict the impact of new laws and regulations. We expect that the healthcare industry, in general, will continue to face increased regulation. Our tenants, managers and borrowers may find it increasingly difficult and costly to operate within this complex and evolving regulatory environment. Noncompliance with applicable laws and regulations may result in the imposition of civil and criminal penalties that could adversely affect the operations and financial condition of tenants, managers or borrowers, which in turn may adversely affect us. The following is a brief discussion of certain laws and regulations applicable to certain of our tenants, managers and borrowers and, in some cases, to us.

Licensure and Certifications

Various licenses, certifications and permits are required to operate SNFs, ALFs, EFCs, HOSPs and, to a lesser degree, ILFs, to dispense narcotics, to handle radioactive materials and to operate equipment, among other regulated actions. Licensure, certification and enrollment with government programs may be conditioned on requirements related to, among other things, the quality of medical care provided, qualifications of the operator’s administrative personnel and clinical staff, disclosure of ownership and related information, adequacy of the physical plant and equipment, staff-to-patient or resident ratios, capital and other expenditures, record keeping, dietary services, infection prevention and control, and patient rights. For example, a final rule issued by the Centers for Medicare and Medicaid Services (“CMS”) in November 2023 requires Medicare-enrolled SNFs and Medicaid-enrolled nursing homes to disclose additional information about owners, operators and management, which will be publicly available. To increase transparency with regard to direct and indirect owning and managing entities, the rule establishes definitions of REIT and private equity companies for purposes of Medicare enrollment and requires providers to disclose whether an owner or manager is a REIT or private equity company. Licensed facilities are generally subject to periodic inspections by regulators to determine compliance with applicable licensure and certification standards. Further, some types of licensed facilities must comply with federal and/or state requirements related to staffing and facilities.

Sanctions for failure to comply with applicable laws and regulations include (but are not limited to) loss of licensure and ability to participate in the Medicare, Medicaid and other government healthcare programs, suspension of or non-payment for new admissions and fines, as well as potential criminal penalties. The failure of any tenant, manager or borrower to comply with such laws and regulations could affect its ability to operate its facility or facilities and could adversely affect any such tenant’s or borrower’s ability to make lease or debt payments to us. In addition, if we have to replace a tenant, we may experience difficulties in finding a replacement because our ability to replace the tenant may be affected by federal and state laws governing changes in control and ownership.

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

Medicare and Medicaid Reimbursements

A significant portion of the revenues of our SNF tenants and borrowers is derived from government-funded reimbursement programs, primarily Medicare and Medicaid. The Medicare and Medicaid programs are highly regulated and subject to frequent and substantial changes resulting from legislation, regulations and administrative and judicial interpretations of existing law.

Medicare is a federal health insurance program for persons aged 65 and over, some disabled persons and persons with end-stage renal disease or Lou Gehrig’s disease/amyotrophic lateral sclerosis. Medicare generally covers SNF services for beneficiaries who require skilled nursing or therapy services after a qualifying hospital stay. Medicare Part A generally pays a per diem rate for each beneficiary. The reimbursement rates are set forth under a prospective payment system (“PPS”), an acuity-based classification system that uses nursing and therapy indexes, adjusted by additional factors such as geographic differences in wage rates, to calculate per diem rates for each Medicare beneficiary. Medicare Part A payment rates cover most services provided to a beneficiary for a limited benefit period, including room and board, skilled nursing care, therapy and medications. CMS updates Medicare payment rates annually. For fiscal year 2026, which started October 1, 2025, CMS estimates that payments to SNFs under the SNF PPS will increase by approximately $1.2 billion, or 3.2%, compared to fiscal year 2025.

CMS has implemented policies intended to shift Medicare towards value-based payment methodologies that link reimbursement to the quality of care provided rather than the quantity of services rendered. For example, CMS uses the Patient Driven Payment Model (“PDPM”) payment methodology for SNF services, which classifies beneficiaries into payment groups based on clinical factors using diagnosis codes rather than by volume of services. In addition, under the SNF Quality Reporting Program, CMS requires SNFs to report certain quality data and SNFs that fail to do so are subject to payment reductions. Under the SNF Value-Based Purchasing Program, CMS withholds 2% of SNF PPS payments, and redistributes between 50% and 70% of these funds to SNFs as incentive payments based on quality measure performance.

Medicaid is a medical assistance program for eligible low-income persons that is funded jointly by federal and state governments. Medicaid programs are operated by state agencies under plans approved by the federal government. Reimbursement methodologies, eligibility requirements and covered services vary from state to state. In many instances, revenues from Medicaid programs are insufficient to cover the actual costs incurred in providing care to patients, particularly in nursing facilities. The federal government and many states are using or considering various strategies to reduce Medicaid expenditures. Outside of the government response to the COVID-19 pandemic, budgetary pressures have, in recent years, resulted in decreased spending, or decreased spending growth, for Medicaid programs in many states. Budgetary pressures are expected to continue in the future, and many states are actively seeking ways to reduce Medicaid spending, including for nursing home and assisted living care, by methods such as capitated payments, reductions in reimbursement rates and/or coverage, and increased enrollment in managed Medicaid plans. Some states use, or have applied to use, waivers granted by CMS to make these changes, implement Medicaid expansion under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or otherwise implement programs that vary from federal standards. Some states in which we have investments and managed care plans are pursuing alternatives to institutional care, such as home and community-based services actively seeking to reduce or slow increases in Medicaid spending for care in nursing homes and other institutional settings. Changes in federal policy and funding are an additional source of uncertainty. Further, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBBA is projected to decrease federal health care spending by approximately $1.0 trillion by reducing Medicaid spending and enrollment and making changes to federal Medicare spending. We have not determined the impact of these changes on our business, but the reductions in the number of Medicaid enrollees and in Medicare and Medicaid spending may negatively impact the businesses of our tenants, managers and borrowers.

In addition to reimbursement pressures and changes in governmental healthcare programs, healthcare facilities are experiencing increasing pressure from private payors attempting to control healthcare costs. In some cases, private payors rely on governmental reimbursement systems to determine reimbursement rates and policies. Changes to Medicare and Medicaid that reduce payments under these programs or negatively affect utilization of services may negatively impact payments from private payors. We cannot make any assessment as to the timing or the effect that any such changes may have on the costs to our tenants, managers and borrowers of doing business and on the amount of reimbursement by government and other third-party payors. There can be no assurance that future payment rates for either government or private payors will be sufficient to cover the cost of providing services to patients, including any cost increases. Any changes in government or private payor reimbursement policies that reduce payments to levels that are insufficient to cover the cost of providing patient care or significant decreases in enrollment or coverage under the Medicare and Medicaid programs could adversely affect the operating revenues of tenants, managers and borrowers in our properties that rely on such payments, and thereby adversely affect their ability to make their lease or debt payments to us.

Fraud and Abuse

Participants in the healthcare industry are subject to various complex federal and state civil and criminal laws and regulations governing a wide array of healthcare provider referrals, relationships and arrangements. These laws include but are not limited to (i) federal and state false claims acts, including the federal civil False Claims Act, which prohibits any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of federal funds or knowingly making, or causing to be made, a false record or statement to get a false claim paid, (ii) federal and state anti-kickback and fee-splitting statutes, including the federal Anti-Kickback Statute, which prohibits knowingly and willfully offering, paying, soliciting or receiving anything of value to induce, or in return for, items or services reimbursed by federal health care programs or the referral of Medicare and Medicaid patients, (iii) federal and state physician self-referral laws, including the federal prohibition commonly referred to as the Stark Law, which generally prohibits physicians from referring Medicare and Medicaid patients for designated health services, which include hospital inpatient and outpatient services and some of the services provided in SNFs, to entities with which the physician or an immediate family member has a financial relationship, (iv) the healthcare fraud provisions under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which impose criminal liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program, including private third-party payors, or falsifying or covering up a material fact or making any materially false or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services and (v) the federal Civil Monetary Penalties Law, which authorizes the imposition of civil monetary penalties, assessments and program exclusions for a wide range of conduct, including the submission of improper claims, the offering or receipt of remuneration that may influence the provision of federally reimbursable services, failures to meet certain Medicare or Medicaid program requirements and other forms of fraudulent, abusive, or non-compliant activity. Violations of these laws and regulations may result in criminal, civil and administrative penalties, fines and damages, including exclusion from participation in federal healthcare programs like Medicare and Medicaid and denial of Medicare and Medicaid payments. The laws are enforced by a variety of federal, state and local agencies. Federal and state false claims act laws also permit a private individual acting as a “whistleblower” to bring actions on behalf of themselves and the government alleging violations of the statute and to share in any monetary recovery. In recent years, both federal and state governments have significantly increased investigation and enforcement activity to detect and punish wrongdoers.

It is anticipated that the trend toward increased investigation and enforcement activity will continue. In the event that any tenant, manager or borrower were to be found in violation of any of these laws and regulations, the ability of that tenant, manager or borrower to operate the facility could be jeopardized, which could also adversely affect the ability of the tenants or borrowers to make lease or debt payments to us and could thereby adversely affect us.

Privacy and Security and Data Interoperability

Privacy and security regulations issued pursuant to HIPPA restrict the use and disclosure of individually identifiable health information (“protected health information”), provide for individual rights, require safeguards for protected health information and require notification of breaches of unsecure protected health information. Entities subject to HIPAA include health plans, healthcare clearinghouses, and most healthcare providers (including some of our tenants, managers and borrowers). Business associates of these entities who create, receive, maintain or transmit protected health information are also subject to certain HIPAA provisions. Covered entities must report breaches involving unsecured protected health information to the affected individuals, the U.S. Department of Health and Human Services and, in large breaches, the media. Violations of HIPAA may result in substantial civil and/or criminal fines and penalties.

There are several other laws and legislative and regulatory initiatives and proposals at the federal and state levels addressing privacy and security of personal data that may not be preempted by HIPAA and that impact on our business or the businesses of our tenants, managers and borrowers. For example, several states have enacted comprehensive consumer data privacy laws providing residents of those states with additional or expanded rights with respect to their personal information, such as a right to know what personal information is collected and how it is used, a right to opt out of certain processing activities for sensitive data and a right to a portable copy of their personal information. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (“CCPA”), includes certain transparency and other requirements to protect personal data and grants California consumers with certain rights regarding their personal data. In addition, California consumers have the right to bring a private right of action in connection with data security incidents involving certain elements of personal data. Additionally, other jurisdictions, such as Virginia, Colorado, Utah and Connecticut, have enacted similar legislation and/or regulations. Consumer data privacy laws also require subject businesses to conduct affirmative data protection impact assessments for certain personal information processing activities. State privacy laws typically provide for civil penalties for violations, and some states provide a private right of action for data breaches, which may increase data breach litigation. In addition, the Federal Trade Commission (“FTC”) continues to pursue privacy as an enforcement priority, including addressing unfair or deceptive practices relating to privacy policies, consumer data collection and processing consent, and digital advertising practices. Health-specific consumer privacy laws were also passed in multiple states, including Washington and Nevada. These laws and regulations are constantly evolving and may impose limitations on our business activities.
Federal and state legislative and regulatory bodies, including at the executive level, continue to signal increased scrutiny and to propose or enact legislation and regulations addressing the creation, adoption and leveraging of AI and/or machine learning based or enhanced tools, systems and functions. The shifting regulatory and enforcement landscape in this space may require additional disclosures, risk assessments or adjustments to our operations and systems that may leverage such technologies. The FTC expects a company’s data privacy and security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Failure to meet these standards may constitute unfair or deceptive acts or practices in violation of Section 5 of the Federal Trade Commission Act of 1914 (“FTC Act”). The FTC also has the power to enforce the Health Breach Notification Rule which imposes notification obligations on companies for breaches of certain health information contained in personal health records. Enforcement by the FTC under the FTC Act and Health Breach Notification Rule can result in civil penalties or enforcement actions.

Marketing and patient engagement activities that we may engage in are subject to communications laws, such as the Telephone Consumer Protection Act (“TCPA”) and the Controlling the Assault of Non-Solicited Pornography and Marketing Act (“CAN-SPAM”). A determination by a court or regulatory agency that we and/or our tenants, managers and borrowers engaged in communication or marketing practices that violate the TCPA or CAN-SPAM could subject us to civil penalties and result in negative publicity.

The costs to the business or, for an operator of a healthcare property, associated with developing and maintaining programs and systems to comply with shifting data privacy and security laws, defending against privacy and security related claims or enforcement actions and paying any assessed fines can be substantial. Many of these privacy laws and regulations and related interpretations are subject to uncertain application, interpretation or enforcement standards that could result in claims against us and/or our tenants, managers and borrowers, extensive changes to our business practices, systems and operational processes, including our data processing and security systems, penalties, increased operating costs or other impacts on our businesses. New or expanding privacy and security laws could require substantial further investment in resources to comply with regulatory changes as privacy and security laws impose additional obligations.

In addition, healthcare providers and industry participants are subject to a growing number of requirements intended to promote the interoperability and exchange of patient information. Noncompliance may result in penalties or other disincentives.

Americans with Disabilities Act

Our properties generally must comply with the Americans with Disabilities Act (the “ADA”) and any similar state or local laws to the extent that such properties are public accommodations as defined in those statutes. The ADA may require removal of barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. While under our triple-net lease structure, our tenants would generally be responsible for additional costs that may be required to make our facilities ADA-compliant, should barriers to access by persons with disabilities be discovered, we may be indirectly responsible for additional costs that may be required to make facilities ADA-compliant. Non-compliance with the ADA could result in the imposition of fines or an award of damages to private litigants. Our commitment to make readily achievable accommodations pursuant to the ADA is ongoing, and we continue to assess our properties and make modifications as appropriate in this respect.

Environmental Regulations

As an owner of real property, we are subject to various federal, state and local laws and regulations regarding environmental, health and safety matters. These laws and regulations address, among other things, asbestos, polychlorinated biphenyls, fuel, oil management, wastewater discharges, air emissions, radioactive materials, medical wastes and hazardous wastes, and in certain cases, the costs of complying with these laws and regulations and the penalties for non-compliance can be substantial. We may be held primarily or jointly and severally liable for costs relating to the investigation and clean-up of any property that we own from which there is or has been an actual or threatened release of a regulated material and any other affected properties, regardless of whether we knew of or caused the release. Such costs typically are not limited by law or regulation and could exceed the property’s value. In addition, we may be liable for certain other costs, such as governmental fines and injuries to persons, property or natural resources, as a result of any such actual or threatened release. Under the terms of our triple-net leases, we generally have a right to indemnification by our tenants for any contamination caused by them. However, we cannot assure you that our tenants will have the financial capability or willingness to satisfy their respective indemnification obligations to us, and any such inability or unwillingness to do so may require us to satisfy the underlying environmental claims.

Income Tax Regulations

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

To qualify as a REIT, we must elect to be treated as a REIT, and we must meet various (a) organizational requirements, (b) gross income tests, (c) asset tests and (d) annual dividend requirements.

Organizational Requirements

The Internal Revenue Code defines a REIT as a corporation, trust or association with the following characteristics:

•it is managed by one or more trustees or directors;
•the beneficial ownership is evidenced by transferable shares, or by transferable certificates of beneficial interest;
•it would otherwise be taxable as a domestic corporation, except for the exclusions that apply under Sections 856 through 859 of the Internal Revenue Code;
•it is neither a financial institution nor an insurance company to which certain provisions of the Internal Revenue Code apply;
•the beneficial ownership is held by 100 or more persons;
•during the last half of each taxable year, not more than 50% in market value of its outstanding stock is owned, directly or constructively, by five or fewer individuals, as defined in the Internal Revenue Code to also include certain entities; and
•certain other tests regarding the nature of its income and assets are met.

We believe that we have been organized and have operated in a manner that has allowed us, and will continue to allow us, to satisfy the conditions above during the relevant time periods, and we intend to continue to be organized and to operate in this manner. However, qualification and taxation as a REIT depend upon our ability to meet the various qualification tests imposed under the Internal Revenue Code, including through actual operating results, asset composition, distribution levels and diversity of stock ownership. Accordingly, no assurance can be given that we will be able to continue to operate in a manner so as to qualify or remain qualified as a REIT.

Gross Income Tests

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
•dividends or other distributions on, and gains from the sale of, shares in other REITs;
•gains from the sale of real estate assets; and
•income derived from the temporary investment of new capital that is attributable to the issuance of our shares of beneficial interest or a public offering of our debt with a maturity date of at least five years that we receive during the one-year period beginning on the date on which we received such new capital.

Second, in general, at least 95% of our gross income for each taxable year (excluding gross income from prohibited transactions) must consist of income that is qualifying income for purposes of the 75% gross income test, other types of interest and dividends, gains from the sale or disposition of stock or securities or any combination of these.

Asset Tests

To maintain our qualification as a REIT, we also must satisfy the following asset tests at the end of each quarter of each taxable year:

•First, at least 75% of the value of our total assets must consist of (a) cash or cash items, including certain receivables, (b) government securities, (c) real estate assets, including interests in real property, leaseholds and options to acquire real property and leaseholds, (d) interests in mortgages on real property (including an interest in an obligation secured by a mortgage on both real property and personal property if the fair market value of the personal property does not exceed 15% of the total fair market value of all the property securing the obligation) or on interests in real property, (e) stock in other REITs, (f) debt instruments issued by publicly offered REITs (i.e., REITs which are required to file annual and periodic reports with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), (g) personal property leased in connection with real property to the extent that rents attributable to such personal property do not exceed 15% of the total rent received under the lease and are treated as “rents from real property”; and (h) investments in stock or debt instruments during the one-year period following our receipt of new capital that we raise through equity offerings or offerings of debt with at least a five year term;
•Second, of our investments not included in the 75% asset class, the value of our interest in any one issuer’s securities may not exceed 5% of the value of our total assets;
•Third, we may not own more than 10% of the voting power or value of any one issuer’s outstanding securities;
•Fourth, no more than 20% (25% commencing in 2026) of the value of our total assets may consist of the securities of one or more TRSs;

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

Distribution Requirements

Each taxable year, we must distribute dividends, other than capital gain dividends, to our stockholders in an aggregate amount not less than the sum of (a) 90% of our “REIT taxable income”, computed without regard to the dividends-paid deduction or our net capital gain or loss, and (b) 90% of our after-tax net income, if any, from foreclosure property, minus the sum of certain items of non-cash income.

Taxable REIT Subsidiary

A REIT may directly or indirectly own stock in a TRS. A TRS may be any corporation in which we directly or indirectly own stock and where both NHI and the subsidiary make a joint election to treat the corporation as a TRS, in which case it is treated separately from us and will be subject to U.S. federal corporate income taxation. Our stock, if any, of a TRS is not subject to the 10% or 5% asset tests. Instead, the value of all TRSs owned by us cannot exceed 20% (25% commencing in 2026) of the value of our assets. We currently own all of the membership interests of NHI-SS TRS, LLC. We and our Subsidiary REIT, as defined below, hold 99% and 1%, respectively, of NHI-Discovery I TRS, LLC. We may form additional TRSs in the future.

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

Subsidiary REITs.

We currently own all of the common interests in NHI PropCo Member LLC, an entity that has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (the “Subsidiary REIT”), and we may own and acquire direct or indirect interests in additional subsidiary REITs in the future. We believe that the Subsidiary REIT is organized and operates in a manner that permits it to qualify for taxation as a REIT for U.S. federal income tax purposes. However, if the Subsidiary REIT were to fail to qualify as a REIT, then (i) the Subsidiary REIT would become subject to regular U.S. corporate income tax and (ii) our equity interest in the Subsidiary REIT would cease to be a qualifying real estate asset for purposes of the 75% asset test and could become subject to the 5% asset test, the 10% voting share asset test, and the 10% value asset test generally applicable to our ownership in corporations other than REITs, qualified REIT subsidiaries and TRSs. If the Subsidiary REIT were to fail to qualify as a REIT and if we were not able to treat the Subsidiary REIT as a TRS of ours pursuant to certain prophylactic elections we have made, it is possible that we would not meet the 10% voting share test and the 10% value test with respect to our interest in the Subsidiary REIT, in which event we could fail to qualify as a REIT unless we could avail ourselves of certain relief provisions.

Failure to Qualify

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

In the event we are no longer required to pay dividends to maintain REIT status, this could adversely affect the value of our common stock. Reference “Part I, Item 1A. Risk Factors - Risks Related to Our Status as a REIT” in this Annual Report.

Investment Policies

Our investment objectives are to (i) provide consistent and growing current income for distribution to our stockholders through investments primarily in healthcare-related facilities or in the operations thereof through independent third-party managers, (ii) provide the opportunity to realize capital growth resulting from appreciation, if any, in the residual value of our portfolio properties and (iii) preserve and protect stockholders’ capital through a balance of diversity, flexibility and liquidity. There can be no assurance that these objectives will be realized. Our investment policies include making investments in real estate, mortgage and other notes receivable, and joint ventures structured to comply with the provisions of RIDEA. We consider the creditworthiness of our tenants and borrowers to be an important factor in underwriting a lease or loan investment, and we generally have the right to approve any changes in tenants.

During the year ended December 31, 2025, we completed $325.6 million of new real estate investments and funded $71.1 million of new mortgage and other notes investments. In making new investments, we consider factors, such as (i) the geographic area and type of property, (ii) the location, construction quality, condition and design of the property, (iii) the current and anticipated cash flow and its adequacy to meet operational needs, and for lease or mortgage obligations to provide a competitive income return to our investors, (iv) the growth, tax and regulatory environments of the communities in which the properties are located, (v) occupancy and demand for similar facilities in the same or nearby communities, (vi) the quality, experience and creditworthiness of the manager operating the facility located on the property and (vii) the mix of private and government-sponsored residents. There can be no assurances that investments meeting our standards regarding these attributes will be found or closed. Our intention is to make investments in properties with substantial, long-term potential. However, we may choose to sell properties if they no longer meet our investment objectives.

We will not, without the approval or ratification of the Audit Committee or a majority of our disinterested Board of Directors, enter into any agreement with any of our directors, officers, or employees, or any affiliate thereof, to (i) enter into any joint venture or other partnership relationships or (ii) acquire from or sell any of our real estate properties or other assets.

The Board of Directors, without the approval of our stockholders, may alter our investment policies if it determines that such a change is in our best interests and our stockholders’ best interests. The methods of implementing our investment policies may vary as new investment and financing techniques are developed or for other reasons. Management may recommend changes in investment criteria from time to time.

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

Investor Information

We publish our Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports on our website at www.nhireit.com. We have a policy of publishing these on the website as soon as reasonably practicable after filing them with, or furnishing them to, the SEC. Information contained on our website is not incorporated by reference into this Annual Report. The SEC also maintains reports, proxy statements, information statements, and other information regarding registrants that file electronically at http://www.sec.gov.

The following information is available on our website and documents may also be obtained free of charge by an interested party upon receipt of a written request:

•the NHI Code of Business Conduct and Ethics, which applies to our employees, officers and directors;
•the NHI EthicsPoint program, which allows interested parties to communicate directly or anonymously with our executive officers and independent directors;
•the NHI Audit Committee Charter;
•the NHI Compensation Committee Charter;
•the NHI Nominating and Corporate Governance Committee Charter;
•the NHI Corporate Governance Guidelines; and
•the NHI Inside Information and Insider Trading Policy.

Contact information for our Investor Relations Department follows:

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

Risks Related to Our Business and Operations

We depend on the operating success of our tenants, managers and borrowers and if their financial condition or business prospects deteriorate, our business, financial condition and results of operations could be adversely affected.

We rely on our tenants, managers and borrowers and their ability to perform their obligations to us under leases, management agreements and loan arrangements. Any of our tenants, managers or borrowers may experience a weakening in their overall financial condition as a result of deteriorating operating performance, changes in industry or market conditions, such as rising or elevated interest rates or inflation, increases in operating and borrowing costs, including labor costs, or other factors. If the financial condition of any of our tenants, managers or borrowers deteriorates, they may be unable or unwilling to make payments or perform their obligations to us in a timely manner, if at all.

Our operators’ revenues are also driven by occupancy rates. Periods of weak economic growth in the U.S. that affect housing sales, investment returns and personal incomes, as well as with an oversupply of senior housing real estate, may adversely affect senior housing occupancy rates. In addition, our operators are experiencing increasing cost pressures. Labor and other operating costs have continued to rise, and historically low unemployment levels have contributed to significant wage pressure.

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

We are exposed to the risk that our tenants, managers and borrowers may become subject to bankruptcy or insolvency proceedings.

The insolvency or bankruptcy of our tenants, managers and borrowers may adversely affect our business, results of operations and financial condition. Although our lease agreements provide us the right to evict a tenant/operator and demand immediate payment of rent and exercise other remedies, and our mortgage loans provide us the right to terminate any funding obligations, demand immediate repayment of principal and unpaid interest, foreclose on the collateral and exercise other remedies, in the event our counterparty has filed for bankruptcy or reorganization, the bankruptcy laws afford certain rights to a party that has filed for bankruptcy or reorganization. A tenant or borrower in bankruptcy may be able to limit or delay our ability to collect unpaid rent in the case of a lease or to receive unpaid principal and/or interest in the case of a mortgage loan and to exercise other rights and remedies. For example, a tenant may reject its lease with us in a bankruptcy proceeding. In such a case, our claim against the tenant for unpaid and future rents would be limited by the statutory cap of the U.S. Bankruptcy Code. This statutory cap could be substantially less than the remaining rent owed under the lease, and any claim we have for unpaid rent might not be paid in full. In addition, a tenant may assert in a bankruptcy proceeding that its lease should be re-characterized as a financing agreement. If such a claim is successful, our rights and remedies as a lender, compared to a landlord, are generally more limited. We may be required to fund certain expenses, such as real estate taxes, maintenance and capital improvements, to preserve the value of a property, avoid the imposition of liens on a property and/or transition a property to a new tenant or borrower. In some instances, we have terminated our lease with a tenant and leased the facility to another tenant. In certain of those situations, we provided working capital loans to, and limited indemnification of, the new tenant. If we cannot transition a leased facility to a new tenant, we may take possession of that property, which may expose us to certain successor liabilities. Should such events occur, our revenues and operating cash flows may be adversely affected.

A small number of tenants in our portfolio account for a significant percentage of the rental income we expect to generate from our portfolio, and the failure of any of these tenants to meet their obligations to us could materially and adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Successful performance of our real estate investments is materially dependent on the financial stability of our tenants and operators. For the year ended December 31, 2025, approximately 36.9% of our total revenues were generated from three tenants, including 14.7% from Senior Living Communities, LLC (“Senior Living”), 11.5% from Bickford Senior Living (“Bickford”) and 10.7% from National HealthCare Corporation (“NHC”). We have been recognizing rental income from Bickford using the cash basis of accounting for revenue recognition since 2022 based upon information obtained from Bickford regarding its financial condition. Payment or other tenant defaults, the failure of tenants to meet their other obligations to us or a decline in the operating performance by any of these tenants or other tenants and operators could materially and adversely affect our business, financial condition and results of operations, and our ability to pay expected dividends to our stockholders. In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing of the related property. Further, we may not be able to re-lease the property for the rent for a similar rental rate, or at all, or lease terminations may cause us to sell the property at a loss. The realization of any of the foregoing risks could have a material adverse effect on our business and financial condition.

We have rights to terminate our management agreements with managers, in whole or with respect to specific properties under certain circumstances, and we may be unable to replace managers if our management agreements are terminated or not renewed.

We are a party to the management agreements with the managers utilized in our SHOP segment pursuant to which the managers operate the properties providing comprehensive property management, accounting and other services at the respective properties. Although we have the right to terminate any of our management agreements, whether upon the occurrence of certain events or for no cause, there is no assurance that we would be able to timely source a replacement or that any replacement manager would be effective. Any transition to a new manager may require regulatory approval and potentially the approval of the holders of any liens on the property. The failure to replace a manager on a timely or successful basis, as well as the failure to receive required approvals, could have an adverse effect on the properties and our revenue.

Actual or perceived risks associated with pandemics, epidemics or outbreaks have had, and may in the future, have a material adverse effect on our operators’ business and results of operations.

The business and results of operations of the operators of our properties and our business and results of operations are subject to health and economic effects of public health conditions. If a pandemic, epidemic, outbreak of infectious disease or other public health crisis were to affect the markets in which our properties are located, our business could be adversely affected. Revenues for the tenants and operators of our properties are significantly impacted by occupancy rates. A public health crisis may diminish the public trust in senior housing properties or medical facilities, especially those that have treated or house consumers affected by contagious diseases, which may result in a decline in consumers seeking services offered through our properties. Consumer volumes and occupancy rates may also decline as a result of economic circumstances surrounding a public health crisis, particularly if the volume of uninsured and underinsured consumers increases. The business of the operators of our properties and our business may be more vulnerable to the effects of a public health crisis because most of our properties are designed for elderly consumers, a population that may experience complex medical conditions or socioeconomic factors. Due to the physical proximity required to offer many of the services provided by the operators of our properties, our operators may encounter difficulties attending to consumers due to social distancing policies or infection control protocols and face heightened workforce challenges. In addition, actions our operators take to address contagious diseases may materially increase their operating costs, including those related to enhanced health and safety precautions and increased retention and recruitment labor costs, among other measures. A decrease in occupancy rates or increase in costs is likely to have a material adverse effect on the ability of our tenants and operators to meet their financial and other contractual obligations to us, including the payment of rent, as well as on our results of operations. In some cases, we have had to, and we may in the future have to, write off unpaid rental payments, incur lease accounting charges due to uncollectible rental payments and/or restructure our tenants’ long-term rent obligations. Furthermore, infections of contagious diseases at our facilities could lead to material increases in litigation costs for which our operators, or possibly we, may be liable.

The measures that federal, state and local governments, agencies and health authorities implement to address an epidemic, pandemic, outbreak of infectious disease or other public health crisis may be insufficient to offset any downturn in business of our tenants and operators, may increase operating costs for our tenants, managers and borrowers or may otherwise disrupt or affect the operation of our properties. The rapid development, fluid nature and other factors related to an epidemic, pandemic, outbreak of infectious disease or other public health crisis make it difficult to predict the potential impact of such a crisis on NHI or its operators. Nevertheless, a public health crisis, and the public and government responses to such future public health crisis, could have a material, adverse effect on our business.

A member of our Board of Directors is also the chairman of the board of directors of NHC, and his interests may differ from those of our stockholders.

One of the members of our Board of Directors is also the chairperson of NHC’s board of directors. This director may have conflicting interests with holders of our common stock with respect to the NHC properties. During the year ended December 31, 2025, our revenues from NHC represented 10.7% of our total revenues. With respect to all decisions by our Board of Directors related to the NHC properties, the director who is also a member of NHC’s board of directors is recused and does not participate in our board discussions or vote related to such matters. Such director has announced his resignation to be effective as of our 2026 annual meeting of stockholders. However, this relationship could influence our Board of Directors’ decisions with respect to the properties leased to and operated by NHC. As of December 31, 2025, NHC owned 1,630,642 shares of our common stock.

We are exposed to risks related to government regulations and payors, principally Medicare and Medicaid, and the effect of changes to laws, regulations and reimbursement rates on the businesses of our tenants, managers and borrowers.

Our tenants, managers and borrowers are subject to complex federal, state and local laws and regulations relating to governmental healthcare programs. Reference “Part I, Item 1. Business - Government Regulations” in this Annual Report. Regulation of the healthcare industry generally has intensified over time both in the number and type of regulations and in the efforts to enforce those regulations. Federal, state and local laws and regulations affecting the healthcare industry include those relating to, among other things, licensure; certification and enrollment with government programs; facility operations; addition or expansion of services or facilities; services and equipment; allowable costs; the preparation and filing of cost reports; privacy and security of health-related and other personal information; prices for services; quality of medical equipment and services; necessity and adequacy of medical care; patient rights; billing and coding for services and properly handling overpayments; maintenance of adequate records; relationships with physicians and other referral sources and referral recipients; debt collection; communications with patients and consumers; interoperability; and information blocking. If our tenants, managers or borrowers fail to comply with applicable laws and regulations, they may be subject to liabilities and other consequences including civil penalties, loss of facility licensure, exclusion from participation in the Medicare, Medicaid and other government healthcare programs, civil lawsuits and criminal penalties. We generally hold the applicable healthcare licenses and enroll in applicable government healthcare programs on behalf of the RIDEA properties in our SHOP segment, and that subjects us to potential liability under some healthcare laws and regulations. In addition, different interpretations or enforcement of, or changes to, applicable laws and regulations in the future could subject current or past practices to allegations of illegality or impropriety or could require our tenants, managers and borrowers to make changes to their facilities, equipment, personnel, services, and operating expenses. If the operations, cash flows or financial condition of our tenants, operators, or affiliates of our tenants and operators, and our borrowers are materially adversely impacted by current or future government regulation, our revenues and operations may be adversely affected as well. In addition, if an operator, borrower or tenant defaults on its lease or loan with us, our ability to replace the operator or tenant may be delayed by federal, state, or local approval processes.

The businesses of our tenants, managers and borrowers are also affected by government and private payor reimbursement rates and policies. Payments from government programs and private payors are subject to statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set-offs, administrative rulings, policy interpretations, payment or other delays by fiscal intermediaries, government funding restrictions (at a program level or with respect to specific facilities) and interruption or delays in payments due to delays or issues implementing reimbursement-related rules and any ongoing governmental investigations and audits at specific facilities. In recent years, legislative and regulatory changes have resulted in limitations and reductions in payments for certain services under government programs. For example, the Budget Control Act of 2011 requires automatic spending reductions to reduce the federal deficit, resulting in a uniform payment reduction across all Medicare programs of 2% per fiscal year that extends through the first seven months of 2032. State budgetary pressures have resulted, and will likely continue to result, in reduced spending or reduced spending growth for Medicaid programs in many states, including measures such as tightening patient eligibility requirements, reducing coverage, and enrolling Medicaid recipients in managed care programs. In addition, legislation and administrative actions at the federal level may impact the funding for, or structure of, Medicaid programs and may shape administration of Medicaid programs at the state level. CMS may implement or oversee changes affecting reimbursement, including through new or modified demonstration projects, such as those authorized pursuant to waivers under the Social Security Act.

Any reductions in Medicare or Medicaid reimbursement could have an adverse effect on the financial operations of our tenants, managers and borrowers who operate SNFs. Further, reductions in payments under government healthcare programs may negatively impact payments from private payors, as some private payors rely on government payment systems to determine payment rates. There can be no assurance that adequate reimbursement levels will continue to be available for services provided by any facility operator, whether the facility receives reimbursement from Medicare, Medicaid or private payor sources. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on an operator’s liquidity, financial condition and results of operations, which could adversely affect the ability of an operator to meet its obligations to us.

More generally, the legislative and regulatory environment for healthcare products and services is dynamic, and Congress and certain state legislatures have considered or enacted a large number of laws and regulations intended to make major changes in the healthcare system, including laws that affect how healthcare services are delivered and reimbursed. Recent government initiatives and proposals relevant to our properties include those focused on transparency of SNF ownership. For example, a final rule issued by CMS in November 2023 requires Medicare-enrolled SNFs and Medicaid-enrolled nursing homes to disclose additional information about owners, operators, and management, including whether they are a REIT or private equity company. This information will be publicly available. This rule may result in increased scrutiny of REITs, private equity companies, and similar entities involved in owning or operating SNFs and nursing homes. Other industry participants, such as private payors, may also introduce financial or delivery system reforms. There is uncertainty with regard to whether, when and what health reform initiatives will be adopted in the future and the impact of such reform efforts on providers and other healthcare industry participants, including our tenants, managers and borrowers.

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

Significant legal or regulatory proceedings could adversely affect the liquidity, financial condition and results of operations of our tenants, managers and borrowers.

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

An unfavorable resolution of any such lawsuit, investigation, claim or other legal or regulatory proceeding could materially and adversely affect our or our tenants’, managers’ or borrowers’ liquidity, financial condition and results of operations, and may not be protected by sufficient or any insurance coverage.

We are exposed to the risk that we may not be fully indemnified by our tenants, managers and borrowers against future litigation.

Our facility leases and loans require that the tenants, managers or borrowers that are a party to the respective agreement name us as an additional insured party on their insurance policies covering professional liability or personal injury claims. We also require our tenants and borrowers to indemnify and hold us harmless for all claims arising from or incidental to the occupancy and use of our properties. However, claims could exceed the applicable policy limits, the insurance company could fail or other coverage may not be available. We cannot give any assurance that these protective measures will eliminate any risk to us related to future litigation, the costs of which could have a material adverse impact on us.

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

Real estate investments are relatively illiquid and, therefore, our ability to quickly sell or exchange any of our properties in response to changes in economic and other conditions, including rising interest rates, may be limited. All of our properties are "special purpose" properties that cannot be readily converted to general residential, retail or office use. Facilities that participate in Medicare or Medicaid must meet extensive program requirements, including physical plant and operational requirements. Transfers of operations of these facilities are subject to regulatory approvals not required for transfers of other types of real estate. Thus, if the operation of any of our properties becomes unprofitable due to competition, age of improvements or other factors such that our tenant or borrower becomes unable to meet its obligations on the lease or mortgage loan, the liquidation value of the property may be less than the net carrying value or the amount owed on any related mortgage loan, because the property may not be readily adaptable to other uses. The sale of the property or the replacement of an operator that has defaulted on its lease or mortgage loan could also be delayed by the approval process of any federal, state or local agency necessary for the transfer of the property or the replacement of the operator with a new operator licensed to manage the facility. No assurances can be given that we will recognize full value for any property that we are required to sell for liquidity reasons. Should such events occur, our results of operations and cash flows could be adversely affected.

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

In January 2020, we entered into an investment with Life Care Services (“LCS”) which consists of two parts, NHI-LCS JV I, LLC (“Timber Ridge PropCo”), which owns the real estate and is owned 80.0% by NHI and 20.0% by LCS, and Timber Ridge OpCo, LLC (“Timber Ridge OpCo”), which operates the property and is owned 25.0% by NHI’s TRS and 75.0% by LCS.

As part of acquisition of the real estate in January 2020, Timber Ridge PropCo accepted the property subject to trust liens previously granted to residents of Timber Ridge. These liens secure certain mortgage loans previously made by residents of Timber Ridge to prior owner-operators pursuant to a deed of trust and indenture (the “Deed and Indenture”). This practice was discontinued at Timber Ridge in 2008, prior to our investment. However, certain resident loans remain outstanding and continue to be secured by a lien on the property. The trustee for all of the residents who made “old” loans in accordance with the resident agreements entered into a subordination agreement concurrent with Timber Ridge PropCo’s acquisition of the property, pursuant to which the trustee acknowledged and confirmed that the security interests created under the Deed and Indenture were subordinate to any security interests granted in connection with the loan made by NHI to Timber Ridge PropCo. As a result of periodic settlements of resident loans in the ordinary course of operations, the balance secured by the Deed and Indenture as of December 31, 2025 was $7.7 million. By terms of the resident loan assumption agreement, during the term of the lease (seven years with two five-year renewal options), Timber Ridge OpCo is to indemnify Timber Ridge PropCo for any repayment by Timber Ridge PropCo of these liabilities under the guarantee. We cannot give any assurance that these protective measures will eliminate any risk to us related to claims under the Deed and Indenture.

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

Risks related to our joint venture investments could adversely affect our financial condition and results of operations.

We have entered into, and may in the future enter into, joint ventures and similar arrangements with third parties, including investments in unconsolidated entities. These investments involve risks that may not be present with wholly owned investments, including our lack of exclusive control over major decisions, reliance on our partners’ financial condition and performance, and the potential for disputes with our partners.

In some of our joint ventures, including our investment in Timber Ridge OpCo, certain major decisions regarding management, financing, capital expenditures or disposition of assets may require partner approval. Our partners may have interests, objectives or financial constraints that differ from ours, which could delay or prevent actions we believe are in our best interests. In addition, our partners may become insolvent, fail to fund required capital contributions or otherwise fail to meet their obligations, which could limit the joint venture’s ability to operate effectively and may require us to contribute additional capital or expose us to liabilities under guarantees or other commitments.

Disputes with joint venture partners could result in litigation or arbitration, increased expenses, management distraction and disruptions to operations. Certain joint venture arrangements may also include buy-sell provisions, put or call rights or forced sale mechanisms that could require us to sell our interest, acquire our partner’s interest or sell the underlying asset at a time or on terms that are unfavorable to us, and our ability to fund or transfer such interests may be limited.

In addition, we may be exposed to operational risks that may increase our costs or adversely affect our ability to increase revenues. For example, our investment in Timber Ridge OpCo is subject to risks applicable to operating healthcare businesses, including fluctuations in resident occupancy rates, operating expenses, and economic conditions; competition; certification and inspection laws, regulations, and standards; the availability and increases in cost of general and professional liability insurance coverage; litigation; federal, state and local taxes and regulations; costs associated with government investigations and enforcement actions; the availability and increases in cost of labor; and other risks applicable to any operating business. Any one or a combination of these factors could adversely affect the performance of a joint venture and our results of operations.

Inflation and increased interest rates may adversely affect our business, financial condition and results of operations.

Inflation and interest rates continue to remain at elevated levels compared to years prior to 2022. In addition, President Trump’s administration has announced various policies which may impact inflation, including the implementation of tariffs on U.S. imports and immigration enforcement, as well as other policies, which could increase inflation. High inflation and interest rates could have an adverse impact on our variable rate debt, our ability to borrow money, and general and administrative expenses, as these costs could increase at a rate higher than our rental income and other revenue. Increases in the costs of owning and operating our properties due to inflation could reduce our net operating income and the value of an investment in us to the extent such increases are not reimbursed or paid by our tenants. If we are materially impacted by increasing inflation because, for example, inflationary increases in costs are not sufficiently offset by the contractual rent increases and operating expense reimbursement provisions or escalations in the leases with our tenants, our results of operations could be adversely affected. In addition, due to high interest rates, we may experience restrictions in our liquidity based on certain financial covenant requirements, our inability to refinance maturing debt in part or in full as it comes due and higher debt service costs and reduced yields relative to cost of debt. If we are unable to find alternative credit arrangements or other funding in a high interest environment, our financial results may be negatively impacted.

In addition, inflation, both real and anticipated, as well as any resulting governmental policies, have affected and could continue to adversely affect the costs of labor, goods and services for our operators. Increased operating costs could have an adverse impact on our operators and the operating results of our SHOP segment if increases in operating expenses exceed increases in revenue, which may adversely affect our operators’ ability to pay rent and make loan payments to us. An increase in our operators’ expenses and a failure of their revenues to increase at least with inflation could adversely affect our operators’ and our financial condition and our results of operations.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults, or non-performance by financial institutions, could adversely affect our business, financial condition, results of operations or our prospects.

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

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us in connection with a potential business combination, or at all, and could have material adverse impacts on our business, financial condition, results of operations or our prospects.

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

Our SHOP structured communities expose us to various operational risks that may increase our costs or adversely affect our ability to generate revenues. As the owner of a property under a SHOP structure, we are ultimately responsible for all operational risks and other liabilities of the property, other than those arising out of certain actions by our manager, such as gross negligence or willful misconduct. Operational risks include, and our revenues therefore depend on, among other things (i) occupancy rates; (ii) rental rates charged to residents; (iii) our operators’ reputations and ability to attract and retain residents; (iv) general economic conditions and market factors that impact seniors including those exacerbated by public health conditions; (v) competition from other senior housing providers; (vi) compliance with federal, state, and local laws and regulations and industry standards, including but not limited to licensure requirements, where applicable; (vii) litigation involving our properties or residents; (viii) the availability and cost of general and professional liability insurance coverage or increases in insurance policy deductibles; and (ix) the ability to control operating expenses, which have increased, and may continue to increase. In addition, the success of our SHOP structured communities will depend largely on our ability to establish and maintain good relationships with our managers. Although the SHOP structure gives us certain oversight approval rights (e.g., budgets, material contracts, etc.) and the right to review operational and financial reporting information, we have outsourced to our third-party managers the day-to-day operations of the communities. Therefore, we depend on our managers to operate these communities in a manner that complies with applicable law, minimizes legal risk and maximizes the value of our investment. Failure by our managers to adequately manage these risks could have a material adverse effect on our business, results of operations and financial condition.

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

As with all companies that utilize information systems, our information systems, and those of our third-party service providers and vendors, may be vulnerable to continually evolving cybersecurity risks. We employ industry standard administrative, technical and physical safeguards designed to protect the integrity and security of personal data we collect or process. We have implemented and regularly review and update processes and procedures designed to protect against unauthorized access to or use of secured data and to prevent data loss. Unauthorized parties may attempt to gain access to these systems or our information through fraud or deception of our associates, ransomware, malware, and other malicious software, third-party service providers or vendors. Hardware, software or applications we obtain from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. The methods used to obtain unauthorized access, disable, misappropriate, manipulate, or degrade service or sabotage systems are also constantly changing and evolving and may be difficult to anticipate or detect for long periods of time. The ever-evolving threats mean we and our third-party service providers and vendors must continually evaluate and adapt our respective systems and processes, and there is no guarantee that these systems and processes will be adequate to safeguard against all data security breaches or misuses of data. Furthermore, because threat actors may leverage new and evolving technologies, including AI, which may not be immediately recognized, we may experience security or data breaches that remain undetected for an extended time. Despite the security measures we have in place, and any additional measures we may implement in the future, our facilities and systems, and those of our third-party service providers and vendors, could be vulnerable to damage and service interruptions from a variety of sources including telecommunications or network failures, cyber attacks and security breaches and incidents (including data theft, computer viruses, ransomware and other malicious software), human error, fires, natural disasters, power losses, fraud, military or political conflicts, terrorist attacks and other geopolitical unrest.

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

Natural and man-made disasters, including terrorist attacks and acts of nature, such as hurricanes, tornados, earthquakes, flooding and wildfires, may cause damage to our properties or business disruption to our tenants, managers and borrowers. These adverse weather and natural or man-made events could cause substantial damage or loss to our properties which could exceed applicable property insurance coverage. Such events could also have a material adverse impact on our tenants’, managers’ and borrowers’ operations and ability to meet their obligations to us. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected property, as well as anticipated future revenue from that property. Any such loss could materially and adversely affect our business and our financial condition and results of operations.

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

The management and governance of our business depend on the services of certain key personnel, including senior management. The departure of any key personnel could have an adverse effect on us and adversely affect our financial condition and results of operations. Our senior management team possesses substantial experience and expertise and has strong business relationships with our tenants and operators and other members of the business communities and industries in which we operate. As a result, the loss of these personnel could jeopardize our relationships and operations. We cannot predict the impact that any such departures could have on our ability to achieve our objectives. Furthermore, such a loss could be negatively perceived in the capital markets. Other than Mr. Mendelsohn, our Chief Executive Officer, we do not have employment agreements with any of our management team. In addition, we do not have key man insurance on any of our key employees. Our failure to retain and motivate our management team and other personnel and attract suitable replacements should any such personnel leave, could have a significant impact on our financial condition and results of operations.

We are exposed to the risk that our assets may be subject to impairment charges.

As a REIT, a significant percentage of our assets is invested in real estate. We regularly evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, operator performance and legal structure. If we determine that a significant impairment has occurred, we would be required to make an adjustment to the net carrying value of the asset, which could have a material adverse effect on our reported results of operations in the period in which the impairment charge occurs. Such impairment charges may make it more difficult for us to meet the financial ratios in our indebtedness and may reduce the borrowing base, which may reduce the amounts of cash we would otherwise have available to pay expenses, make dividend distributions, service other indebtedness and operate our business. During the year ended December 31, 2025, we did not recognize any impairment charges.

Stockholder activism efforts could cause us to incur substantial costs, divert management’s attention and have an adverse effect on our business.

Activist investors have engaged, and may in the future engage, in proxy solicitations, advance shareholder proposals or may otherwise attempt to affect changes or acquire control over us. Responding to such investor activism can be costly and time consuming, and can divert the attention of our Board of Directors and management from the management of our business and the pursuit of our business strategies. In addition to incurring costs, perceived uncertainties as to our future direction may result in the loss of potential business opportunities, damage to our reputation and may make it more difficult to attract and retain qualified directors, personnel and business partners. These actions could also cause our stock price to experience periods of volatility.

Our ability to raise capital through equity sales is dependent, in part, on the market price of our common stock, and our failure to meet market expectations with respect to our business, or other factors we do not control, could negatively impact such market price and availability of equity capital.

As of December 31, 2025, we had the potential to access $480.0 million through the issuance of common stock under our at-the-market (“ATM”) equity program. In addition, we maintain an effective automatic shelf registration statement through which capital could be raised via the issuance of equity securities. Similar to other publicly traded companies, the availability of equity capital will depend, in part, on the market price of our common stock which, in turn, will depend upon various market conditions and other factors, some of which we cannot control, that may change from time to time including:

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
•our failure to maintain or increase our dividend, which is dependent, to a large part, on the increase in funds from operations, which in turn depends upon increased revenues from additional investments and rental increases; and
•other factors, such as governmental regulatory action and changes in REIT tax laws as well as changes in litigation and regulatory proceedings.

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

The U.S. federal income tax treatment of the cash that we might receive from cash settlement of the forward equity sales agreements is unclear and could jeopardize our ability to meet the REIT qualification requirements.

We enter into forward sales agreements from time to time and, subject to certain conditions, we have the right to elect physical, cash or net share settlement under these agreements at any time and from time to time, in part or in full. In the event that we elect to settle any forward sales agreements for cash and the settlement price is below the applicable forward sale price, we would be entitled to receive a cash payment from the relevant forward purchaser. Under Section 1032 of the Internal Revenue Code, generally, no gains and losses are recognized by a corporation in dealing in its own shares, including pursuant to a “securities futures contract”, as defined in the Internal Revenue Code by reference to the Exchange Act. Although we believe that any amount received by us in exchange for our shares of our common stock would qualify for the exemption under Section 1032 of the Internal Revenue Code, because it is not entirely clear whether a forward sales agreement qualifies as a “securities futures contract”, the U.S. federal income tax treatment of any cash settlement payment we receive is uncertain. In the event that we recognize a significant gain from the cash settlement of a forward sales agreement, we might not be able to satisfy the gross income requirements applicable to REITs under the Internal Revenue Code. In that case, we may be able to rely upon the relief provisions under the Internal Revenue Code in order to avoid the loss of our REIT status. Even if the relief provisions apply, we will be subject to a 100% tax based upon the amount by which we fail to satisfy the particular gross income test. In the event that these relief provisions were inapplicable, we could lose our REIT status under the Internal Revenue Code.

Our use of artificial intelligence could expose us to various risks.

We may use AI tools in our operations, including machine learning technology and generative and agentic AI technologies. The current and potential future applications of these AI tools are rapidly evolving, as are the legal and regulatory frameworks that govern them. AI could significantly disrupt the markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Debt

We may need to refinance existing debt or incur additional debt in the future, which may not be available on terms acceptable to us.

We operate with a policy of incurring debt when, in the opinion of our Board of Directors, it is advisable. Currently, we believe that our current liquidity, availability under our unsecured credit facility, potential proceeds from our ATM equity program and our capacity to service additional debt will enable us to meet our obligations, including dividends, and continue to make investments in healthcare real estate. We have a $700.0 million unsecured revolving credit facility (the “Credit Facility”) that matures in October 2028, which may be further extended by us pursuant to (i) one or both of the two six-month extension options or (ii) one 12-month extension option. In June 2023, we entered into a two-year term loan agreement providing for a $200.0 million term loan (the “Bank Term Loan”) bearing interest at a variable rate which is Secured Overnight Financing Rate (“SOFR”) based with a margin determined according to our credit ratings. We may incur additional debt by borrowing under our Credit Facility, mortgaging properties we own and/or issuing debt securities in a public offering or in a private transaction. As of January 31, 2026, we had $1.3 billion in outstanding indebtedness and $356.0 million available to draw under the Credit Facility. Our ability to raise reasonably priced capital is not guaranteed. We may be unable to raise reasonably priced capital because of reasons related to our business or for reasons beyond our control, such as market conditions and rising interest rates. If our access to capital becomes limited, it could have an impact on our ability to refinance our debt obligations, fund dividend payments and acquire properties.

We have covenants related to our indebtedness which impose certain operational limitations and a breach of those covenants could materially adversely affect our financial condition and results of operations.

The terms of our current indebtedness are, and debt instruments that we may enter into in the future may be, subject to customary financial and operational covenants. Among other things, these provisions require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. Our continued ability to incur debt and operate our business is subject to compliance with these covenants, which limit operational flexibility. Breaches of these covenants could result in a default under applicable debt instruments, even if payment obligations are satisfied. Financial and other covenants that limit our operational flexibility, as well as defaults resulting from a breach of any of these covenants in our debt instruments, could have a material adverse effect on our financial condition and results of operations.

Downgrades in our credit ratings could have a material adverse effect on our cost and availability of capital.

We plan to manage and to maintain a capital structure consistent with our current profile, but there can be no assurance that we will be able to maintain our current credit ratings. Any downgrades of ratings or changes to outlooks by any or all of the rating agencies could have a material adverse effect on our cost and availability of capital, which could in turn have a material adverse effect on our results of operations, liquidity, cash flows, the trading/redemption price of our securities and our ability to satisfy our debt service obligations and to pay dividends and distributions to our equity holders.

We rely on external sources of capital to fund future capital needs, and if we encounter difficulty in obtaining such capital, we may not be able to make future investments necessary to grow our business or meet maturing commitments.

As a REIT under the Internal Revenue Code, we are required to, among other things, distribute at least 90% of our REIT taxable income (computed without regard to the dividends-paid deduction or our net capital gain or loss) each year to our stockholders. Because of this distribution requirement, we may not be able to fund, from cash retained from operations, all future capital needs, including capital needed to make investments and to satisfy or refinance maturing commitments. As a result, we rely on external sources of capital, including debt and equity financing. If we are unable to obtain necessary capital at all or only on unfavorable terms from these sources, we might not be able to make the investments needed to grow our business, or to meet our obligations and commitments as they mature, which could negatively affect the ratings of our debt and even, in extreme circumstances, affect our ability to continue operations. We may not be in a position to take advantage of future investment opportunities in the event that we are unable to access the capital markets on a timely basis or we are only able to obtain financing on unfavorable terms.

We depend on revenues derived mainly from fixed rate investments in real estate assets, while a portion of our debt used to finance those investments bears interest at variable rates, which subjects us to interest rate risk.

Our business model assumes that we can earn a spread between the returns earned from our investments in real estate as compared to our cost of debt and/or equity capital. Interest rates remain above levels prior to 2022. We are exposed to interest rate risk in the potential for a narrowing of our spread and profitability if interest rates increase in the future. Certain of our debt obligations are floating rate obligations with interest rates that vary with the movement of the SOFR or other indexes. Our revenues are derived mainly from fixed rate investments in real estate assets. Although our leases generally contain escalating rent clauses that provide a partial hedge against interest rate fluctuations, if interest rates rise, our interest costs for our existing floating rate debt and any new debt we incur would also increase. This increasing cost of debt could reduce our profitability by increasing the cost of financing our existing portfolio and our investment activity. Rising interest rates could limit our ability to refinance existing debt upon maturity or cause us to pay higher rates upon refinancing. We manage a portion of our exposure to interest rate risk by accessing debt with staggered maturities and through the use of derivative instruments, such as interest rate swap agreements with major financial institutions. Increased interest rates may also negatively affect the market price of our common stock and increase the cost of new equity capital.

Risks Related to Our Status as a REIT

We depend on the ability to continue to qualify for taxation as a REIT for U.S. federal income tax purposes.

We intend to operate as a REIT under the Internal Revenue Code and believe we have and will continue to operate in such a manner. In addition, we currently hold an interest in a Subsidiary REIT, and may in the future own or acquire additional interests in Subsidiary REITs. Since REIT qualification requires us to meet a number of complex requirements, it is possible that we, or our Subsidiary REIT, may fail to fulfill them.

If we, or our Subsidiary REIT fail to qualify as a REIT:

•we, or our Subsidiary REIT, will not be allowed a deduction for distributions to our stockholders in computing taxable income;
•we, or our Subsidiary REIT, will be subject to corporate-level income tax on taxable income at regular corporate rates;
•we, or our Subsidiary REIT, could be subject to increased state and local income taxes;
•we, or our Subsidiary REIT, would possibly be subject to certain taxes enacted by the Inflation Reduction Act of 2022 that are applicable to non-REIT corporations, including the nondeductible 1% excise tax on certain stock repurchases; and
•unless we, or our Subsidiary REIT, are entitled to relief under relevant statutory provisions, we, or our Subsidiary REIT as applicable, will be disqualified from taxation as a REIT for the four taxable years following the year during which we, or our Subsidiary REIT as applicable, fail to qualify as a REIT.

Because of all these factors, our, or our Subsidiary REIT’s, failure to qualify as a REIT could also impair our ability to expand our business and could materially adversely affect the value of our common stock. The present federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the federal income tax treatment of an investment in us. The federal income tax rules dealing with REITs are constantly under review by persons involved in the legislative process, the U.S. Internal Revenue Service and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. Revisions in federal tax laws and interpretations thereof could affect or cause us to change our investments and commitments and affect the tax considerations of an investment in us.

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

Complying with the REIT requirements may cause us to forego otherwise attractive acquisition opportunities or liquidate otherwise attractive investments, which could materially hinder our performance.

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

We believe that the ownership and management of assets in our SHOP structures is in compliance with the REIT requirements; however, application of the REIT rules to such assets is complex, fact dependent and subject to interpretation. There can be no assurances that the Internal Revenue Service will agree with our characterization of these assets and if the Internal Revenue Service were to successfully contend that our SHOP structures do not meet the REIT requirements, all or a portion of the rent that we receive under these structures could be non-qualifying income for purposes of the REIT gross income tests. In such event, we may be required to rely on the REIT savings provisions under the Internal Revenue Code, reorganize our SHOP structures, or take such other steps to avoid incurring non-qualifying income, any of which could be at a significant financial cost.

Our ownership of and relationship with any TRS that we have formed or will form will be limited, and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by its parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation (other than a REIT) of which a TRS directly or indirectly owns securities possessing more than 35% of the total voting power or total value of the outstanding securities of such corporation will automatically be treated as a TRS. Overall, no more than 20% (25% commencing in 2026) of the value of a REIT’s total assets may consist of stock or securities of one or more TRSs.

Rents received from a TRS in a RIDEA structure are treated as qualifying rents from real property for REIT tax purposes only if (i) they are paid pursuant to a lease of a “qualified healthcare property” and (ii) the operator qualifies as an “eligible independent contractor”, as defined in the Internal Revenue Code. If either of these requirements is not satisfied, then the rents will not be qualifying rents. The Internal Revenue Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s length basis. Any domestic TRS that we form will pay U.S. federal, state and local income tax on its taxable income, and its after-tax net income will be available for distribution to us but is not required to be distributed to us unless necessary to maintain our REIT qualification.

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

In connection with the passing of the OBBBA on July 4, 2025, certain changes to U.S. tax laws were approved that impact us and our shareholders. Among other changes, this legislation (i) permanently extended the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers under Section 199A of the Internal Revenue Code, (ii) increased the percentage limit under the REIT asset test applicable to TRSs from 20% to 25% for taxable years beginning after December 31, 2025 and (iii) increased the basis on which the 30% interest deduction limit under Section 163(j) of the Internal Revenue Code applies by excluding depreciation, amortization and depletion from the definition of “Adjusted Taxable Income” for taxable years beginning after December 31, 2024.

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

Our charter, subject to certain exceptions, contains restrictions on the ownership and transfer of our common stock and preferred stock that are intended to assist us in preserving our qualification as a REIT. Our charter provides that any transfer that would cause NHI to be beneficially owned by fewer than 100 persons or would cause NHI to be “closely held” under the Internal Revenue Code would be void, which, subject to certain exceptions, results in no person or entity being allowed to own, actually or constructively, more than 9.9% of the outstanding shares of our stock. Our Board of Directors, in its sole discretion, may exempt a proposed transferee from the ownership limit. Our charter gives our Board of Directors broad powers to prohibit and rescind any attempted transfer in violation of the ownership limits. These ownership limits may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or might otherwise be in the best interests of our stockholders.

We are subject to certain provisions of Maryland law and our charter and bylaws that could hinder, delay or prevent a change in control transaction, even if the transaction involves a premium price for our common stock or our stockholders believe such transaction to be otherwise in their best interests.

The Maryland Business Combination Act provides that, unless exempted, a Maryland corporation may not engage in business combinations, including mergers, dispositions of 10% or more of its assets, issuances of shares of stock and other specified transactions with an “interested stockholder” or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter, unless specified criteria are met. An interested stockholder is generally a person owning or controlling, directly or indirectly, 10% or more of the voting power of the outstanding stock of a Maryland corporation. Unless our Board of Directors takes action to exempt us, generally or with respect to certain transactions, from this statute in the future, the Maryland Business Combination Act will be applicable to business combinations between us and other persons. Our charter and bylaws also contain certain provisions that could have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control of us. These provisions include blank check preferred stock and the application of Maryland corporate law provisions on business combinations and control shares. Such provisions could limit the price that certain investors might be willing to pay in the future for the common stock. The foregoing matters may, together or separately, have the effect of discouraging or making more difficult an acquisition or change of control of us.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

The Board of Directors recognizes the importance of maintaining the trust and confidence of our tenants, managers, borrowers and employees to safeguard sensitive information and the integrity of our information systems. We have systems in place to assess, identify and manage cybersecurity incidents and we invest in technology and third-party support to identify, mitigate, and quickly respond to cybersecurity incidents. We have maintained a strong focus on consistently reviewing our cybersecurity practices. We also conduct periodic information security and awareness training to ensure that employees are aware of information security risks and to enable them to take steps to mitigate those risks. As part of this program, we also take steps designed to provide appropriate guidance regarding security to our executive management and employees, including any employee who may come into possession of confidential financial information.

We have engaged the services of various third-party service providers to, among other things, review and evaluate our processes and procedures designed to control access to our information systems, perform penetration testing on our cybersecurity systems on a biannual basis, and perform regular information technology reviews based upon the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. In addition, we contracted with a third-party managed detection and response security company (“MDR”) to test for cyber vulnerabilities on a continual basis.

In order to identify and mitigate cybersecurity threats related to our use of material third-party vendors, we conduct periodic reviews of internal controls of certain third-party service providers to assess their procedures to mitigate material security risks.

Board of Directors and Management Responsibilities

We formed an Information Technology Steering Committee which is comprised of employees across multiple departments in our business, including our Chief Executive Officer (“CEO”), Chief Financial Officer, Chief Accounting Officer, the Vice President and Controller, the Vice President of Finance and Investor Relations, the Vice President of Portfolio Management, and the Vice President of Human Resources, Benefits and Compliance and our Information Security Officer (“ISO”), to more effectively prevent, detect and respond to information security threats. The ISO has served in various roles in corporate compliance for over 20 years and reports directly to our CEO. To enhance our cybersecurity capabilities, we actively collaborate with third-party vendors. Notably, we engage a Managed Service Provider (“MSP”) and an MDR provider who specializes in cybersecurity issues. Our MSP plays a critical role in supporting our IT infrastructure, offering expertise and resources that complement our in-house capabilities. The MDR provides advanced cybersecurity solutions, including continuous monitoring and threat detection services, which are integral to our cybersecurity program.

The ISO is responsible for overseeing a company-wide information security strategy, including policy, standards, architecture, and processes, and managing many of the security services that run on personal computers and servers. The Audit Committee of our Board of Directors meets with the ISO at least annually to review and discuss our cyber risks and threats, incident responses, technology, the status of projects to strengthen our information security systems, assessments of our security program and the emerging threat landscape.

In the event of an incident that jeopardizes the confidentiality, integrity, or availability of the information technology systems we use, we utilize a regularly updated information security incident response plan (“IRP”). The IRP is overseen by the Information Technology Steering Committee and sets forth the processes for containment, review, escalation, recovery from and remediation of any cybersecurity incidents identified by us. Pursuant to our IRP and its escalation protocols, designated personnel are responsible for assessing the severity of the incident and associated threat, containing the threat, remediating the threat, including recovery of data and access to systems, analyzing the reporting obligations associated with the incident, and performing post-incident analysis and program improvements. The IRP also specifies the approach to reporting findings and keeping senior management and other key stakeholders, including the Audit Committee and the Board of Directors for certain incidents, informed and involved as appropriate and specifies the use of third-party experts for legal advice, consulting and cyber incident response.

We periodically conducts cybersecurity “tabletop” exercises administered by an independent third-party in which members of a cross-functional team and relevant third-party vendors engage in simulated cybersecurity incident scenarios. These exercises are intended to provide hands-on training for the participants and assist us in assessing our processes and capabilities in addressing cybersecurity threats.

As of December 31, 2025, we have not had any known instances of material cybersecurity incidents, including third-party incidents, during any of the prior three fiscal years. We also maintain cyber liability insurance to help mitigate potential liabilities resulting from cyber issues. However, there can be no assurance that our cyber risk insurance coverage will be sufficient to cover incurred losses in the event of a cyber attack.

ITEM 2. PROPERTIES

A summary of information related to our owned real estate properties as of and for the year ended December 31, 2025 follows ($ in thousands):

						Gross
	Number of Properties[1]					Carrying
Location	SHOs	SNFs	HOSPs	SHOP	NOI	Amount[2]
Alabama	2	2	—	—	$3,453	$24,297
Arizona	—	1	—	—	930	7,131
Arkansas	—	—	—	2	2,008	53,931
California	1	—	—	5	4,672	130,774
Colorado	2	—	—	—	2,402	28,800
Connecticut	3	—	—	—	13,561	139,719
Florida	2	10	—	1	23,972	223,665
Georgia	3	—	—	2	7,790	108,612
Idaho	1	—	—	—	1,066	9,673
Illinois	13	—	—	—	15,449	197,528
Indiana	5	—	—	3	4,123	92,117
Iowa	7	—	—	—	5,585	41,384
Kentucky	—	1	—	—	1,568	2,143
Louisiana	2	—	—	—	1,183	10,241
Maryland	1	—	—	1	2,656	66,081
Massachusetts	1	—	—	—	3,536	52,108
Michigan	5	—	—	—	3,605	44,138
Minnesota	5	—	—	—	2,414	31,144
Missouri	1	5	—	—	3,279	27,695
Nebraska	9	—	—	—	7,716	92,933
Nevada	1	—	—	—	1,640	18,136
New Jersey	1	—	—	1	4,058	72,894
North Carolina	16	—	—	—	23,742	262,408
Ohio	5	—	—	1	4,919	100,329
Oklahoma	—	—	1	4	7,468	124,784
Oregon	3	3	—	2	10,609	146,043
Pennsylvania	2	—	—	1	1,192	81,623
South Carolina	5	4	—	2	34,748	395,552
Tennessee	3	16	—	—	19,021	50,984
Texas	—	21	—	—	29,221	298,599
Virginia	5	1	—	—	7,824	68,685
Washington	3	—	—	1	13,693	207,002
Wisconsin	3	1	—	—	8,145	81,955
Total real estate properties in
segments	110	65	1	26	277,248	3,293,108
Corporate					—	2,632
Other					2,504	—
Total real estate properties					$279,752	$3,295,740

1    The total number of properties, as presented in the table above, excludes our corporate office building and one property in the Real Estate Investments segment that was classified as assets held for sale as of December 31, 2025.
2    The total gross carrying amount, as presented in the table above, excludes $2.6 million related to our corporate office and equipment and $4.8 million related to one property in the Real Estate Investments segment that was classified as assets held for sale as of December 31, 2025.

A summary of information related to our mortgage and other notes receivable investments as of December 31, 2025 and for the year ended December 31, 2025 follows ($ in thousands):

					Gross
	Number of Properties			Interest	Carrying
	SHOs	SNFs	HOSPs	Income	Amount
Mortgage notes:
Florida	2	—	1	$2,703	$36,942
Illinois	1	—	—	1,360	14,907
Indiana	1	—	—	562	6,423
Michigan	2	—	—	1,547	23,004
South Carolina	1	—	—	195	18,750
Texas	1	3	—	2,525	25,887
Wisconsin	1	—	—	2,513	28,414
Total mortgage notes receivable	9	3	1	11,405	154,327
Other notes				9,727	64,366
Mortgage and other note payoffs				2,684	—
Other interest income				150	—
Total mortgage and other notes receivable				$23,966	$218,693

The following table provides information on the expirations of our tenant leases based on the maturities included in the most recent lease agreements or extension periods as of December 31, 2025 ($ in thousands):

				Percentage of
	Number of	Number of	Annualized	Annualized
Year of Maturity	Properties[1]	Beds / Units	Gross Rent[2]	Gross Rent
2026	36	4,849	$39,286	14.9%
2027	4	803	15,753	6.0%
2028	12	591	11,948	4.5%
2029	7	836	12,756	4.8%
2030	1	107	4,493	1.7%
2031	13	2,513	57,492	21.8%
2032	2	213	3,958	1.5%
2033	28	1,815	28,297	10.7%
2034	16	984	13,326	5.0%
Thereafter	57	5,145	76,645	29.1%
Total	176	17,856	$263,954	100.0%

1    The total number of properties, as presented in the table above, excludes our corporate office building and one property in the Real Estate Investments segment that was classified as assets held for sale as of December 31, 2025.
2     Annualized gross rent refers to the amount of rental income we would have generated during the year ended December 31, 2025 if all of our tenant leases were in effect for the full calendar year, regardless of the actual commencement dates, maturity dates or renewal periods of the leases.

As of December 31, 2025, we leased 32 SNFs and three ILFs to NHC, a publicly owned company, under a triple-net master lease which expires in December 2026. The master lease includes two five-year extension options in which the annual lease rate resets at the current fair market value as negotiated between the parties. We have engaged Blueprint Healthcare Real Estate Advisors, a national advisory firm focused on senior housing and skilled nursing facilities, to assist with underwriting, due diligence and market analysis with respect to the master lease renewal.

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
ITEM 3. LEGAL PROCEEDINGS

From time to time, we are a party to various lawsuits, investigations, claims and other legal and regulatory proceedings arising in connection with our business. Such claims may include, among other things, professional and general liability claims, as well as regulatory proceedings related to our SHOP segment. Further, from time to time, we are a party to certain legal proceedings for which third parties, such as our tenants, managers and borrowers, are contractually obligated to indemnify us from and against various claims, litigation and liabilities arising in connection with their respective businesses. Management believes that the ultimate resolution of all such pending proceedings will have no material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our charter contains certain provisions which are designed to ensure that our status as a REIT is protected for federal income tax purposes. One of the provisions ensures that any transfers of our common stock which would cause us to be beneficially owned by fewer than 100 persons or which would cause us to be “closely-held” under the Internal Revenue Code would be voided and, subject to certain exceptions, results in no stockholder being allowed to own, either directly or indirectly pursuant to certain tax attribution rules, more than 9.9% of our common stock. If a stockholder’s beneficial ownership in us exceeds this limit, then such shares of our common stock over the limit become “Excess Shares”, as defined in our charter, and the stockholder loses the right to vote and the right to receive dividends in certain situations. Our charter gives our Board of Directors broad powers to prohibit and rescind any attempted stock transfers in violation of the ownership limits. The purpose of these provisions is to protect our status as a REIT for federal income tax purposes.

In order to qualify for the beneficial tax treatment of a REIT, we must make distributions to holders of our common stock on an annual basis equal to at least 90% of our REIT taxable income, excluding net capital gains and as defined in the Internal Revenue Code. Cash available for distribution to our common stockholders is primarily derived from lease payments received from our tenant leases and interest payments received on our mortgage and other notes receivable. Dividend distributions are made by us, at the discretion of the Board of Directors, and depend on our financial condition, results of operations, cash flows, compliance with debt covenants and other factors deemed relevant by our Board of Directors. Our REIT taxable income is calculated without reference to our cash flows. Therefore, under certain circumstances, our required dividend distribution amounts may exceed our cash available for distribution.

Our common stock is traded on the New York Stock Exchange under the symbol “NHI.” As of February 20, 2026, there were 601 holders of record of shares and 61,389 beneficial owners of shares.

The following graph provides information on our performance related to the cumulative total return to our common stockholders for the previous five years based on a $100 starting investment as of December 31, 2020 in comparison to the cumulative total returns on the MSCI US REIT Index and the Standard and Poor’s (“S&P”) 500 Stock Index for the same periods. The MSCI US REIT Index is a free float-adjusted market capitalization weighted index that is comprised of equity REIT securities. The MSCI US REIT Index includes securities with exposure to core real estate, such as residential and retail properties, as well as securities with exposure to other types of real estate, such as casinos and theaters.

	Year Ended December 31,
	2020	2021	2022	2023	2024	2025
NHI	$100.00	$88.38	$85.46	$97.76	$128.02	$148.30
MSCI	100.00	143.06	108.00	122.84	133.59	137.53
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16

This graph is not deemed to be “soliciting material” and has been “furnished”, and shall not be deemed to be “filed” with the SEC or incorporated by reference in any filing under the Exchange Act or the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in any such filing.

Issuer Purchases of Equity Securities

None.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth below is intended to provide readers with an understanding of our financial condition, changes in financial condition and results of operations. Our discussion and analysis are primarily based on our consolidated financial statements for the years presented and should be read together with the notes thereto contained in this Annual Report. This section generally discusses our results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024. For a discussion of our results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the fiscal year ended December 31, 2024, which we filed with the SEC on February 25, 2025.

The discussion below contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those which are discussed in “Part I, Item 1A. Risk Factors” of this Annual Report. Also, reference “Cautionary Statement Regarding Forward-Looking Statements” preceding Part I of this Annual Report.

Executive Overview

National Health Investors, Inc., established in 1991 as a Maryland corporation, is a self-managed REIT. We own, lease, operate and finance the development of high-quality real estate properties, focusing on senior housing communities and medical facilities. We operate through two reportable segments, Real Estate Investments and SHOP. Our investments in senior housing communities, also referred to as SHOs, include ILFs, ALFs, EFCs and SLCs. Our investments in medical facilities include SNFs and HOSPs.

In our Real Estate Investments segment, our revenues primarily relate to triple-net leases with third-party operators at our properties. Additionally, we recognize interest income from financing arrangements we provide to our tenants, operators, or affiliates of our tenants and operators, and other third parties primarily for construction, renovation and expansion projects, funding of working capital or corporate needs and the acquisition of real estate properties. In our SHOP segment, we own and operate senior housing communities and generate revenues from resident fees and services. We utilize third-party managers to operate these properties on our behalf and pay a management fee for their services. Our investments across both segments are funded primarily through (i) operating cash flows, (ii) debt offerings, revolving lines of credit and term loans and (iii) sales of equity securities.

Real Estate Investments Portfolio

As of December 31, 2025, our investments comprising the Real Estate Investments segment included real estate properties and financing arrangements involving 189 properties located in 32 states, excluding one property classified as assets held for sale. The aggregate gross carrying value of these owned properties was $2.7 billion, which included 110 SHOs, 65 SNFs and one HOSP leased to 31 tenants. The aggregate gross carrying value of our mortgage and other notes receivable was $218.7 million, excluding $15.4 million of credit loss reserves.

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

Senior Housing Operating Portfolio

As of December 31, 2025, our investments included in the SHOP segment consisted of 17 ILFs, six SLCs and three ALFs located in 13 states with a combined total of 3,009 units. The aggregate gross carrying value of these properties was $634.3 million. We have structured the operations at these senior housing communities to comply with the requirements of RIDEA and to utilize our TRS for activities that would otherwise be non-qualifying for REIT purposes.

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

Classifications of Real Estate Properties

We classify our investments in real estate properties as either SHOs or medical facilities and further classify our SHOs as either need-driven or discretionary properties based on the differing credit risk profiles represented by the underlying revenue sources.

A summary of each of these classifications follows:

Need-Driven Senior Housing

Need-driven senior housing properties include ALFs and SLCs which primarily attract private payment for services from residents who require assistance with activities of daily living. Need-driven properties are subject to regulatory oversight.

Discretionary Senior Housing

Discretionary senior housing properties include ILFs and EFCs which primarily attract private payment for services from residents who are making the lifestyle choice of living in an age-restricted, multi-family community that offers social programs, meals, housekeeping, and in some cases, access to healthcare services. Discretionary properties are subject to limited regulatory oversight. There is a correlation between demand for this type of community and the strength of the housing market.

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

Investment Portfolio Summary

The following tables summarize information related to the investment portfolios of our Real Estate Investments and SHOP segments as of and for the year ended December 31, 2025 ($ in thousands):

					Gross
	Number of	Number of		% of	Carrying
	Properties[1]	Beds / Units	NOI	Total NOI	Amount[2]
Real Estate Investments segment:
Real estate properties:
Senior housing - need-driven:
Assisted living facilities	86	4,704	$87,830	28.9%	$1,065,152
Senior living campuses	9	1,073	14,858	5.0%	179,351
Total senior housing - need-driven	95	5,777	102,688	33.9%	1,244,503
Senior housing - discretionary:
Independent living facilities	3	273	1,544	0.5%	9,233
Entrance fee communities	12	3,201	64,663	21.3%	804,823
Total senior housing - discretionary	15	3,474	66,207	21.8%	814,056
Total senior housing	110	9,251	168,895	55.7%	2,058,559
Medical facilities:
Skilled nursing facilities	65	8,534	86,915	28.6%	557,996
Hospitals	1	71	4,308	1.4%	42,298
Total medical facilities	66	8,605	91,223	30.0%	600,294
Properties transitioned to SHOP segment	—	—	(2,004)	(0.7)%	—
Other	—	—	2,504	0.8%	—
Total real estate properties	176	17,856	260,618	85.8%	2,658,853
Mortgage and other notes receivable:
Senior housing - need-driven	8	591	7,023	2.3%	101,219
Senior housing - discretionary	1	141	39	—%	11,139
Skilled nursing facilities	3	367	2,485	0.8%	14,748
Hospitals	1	36	1,858	0.6%	27,220
Mortgage and note payoffs	—	—	2,684	0.9%	—
Other notes	—	—	9,877	3.3%	64,367
Total mortgage and other
notes receivable	13	1,135	23,966	7.9%	218,693
Total Real Estate Investments
segment portfolio	189	18,991	284,584	93.7%	2,877,546
SHOP segment:
Real estate properties:
Independent living facilities	17	1,994	14,607	4.8%	412,890
Senior living campuses	6	738	3,665	1.2%	172,844
Assisted living facilities	3	277	862	0.3%	48,521
Total SHOP segment portfolio	26	3,009	19,134	6.3%	634,255
Total investments portfolio	215	22,000	$303,718	100.0%	$3,511,801
1    The total number of properties, as presented in the table above, excludes our corporate office building and one property in the Real Estate Investments segment that was classified as assets held for sale as of December 31, 2025.
2    The total gross carrying amount, as presented in the table above, excludes $2.6 million related to our corporate office and equipment, $4.8 million related to one property in the Real Estate Investments segment that was classified as assets held for sale as of December 31, 2025 and $15.4 million of credit loss reserves related to our mortgage and other notes receivable investments.

				Gross
	Number of		% of	Carrying
	Properties[1]	NOI[2]	Total NOI	Amount[2]
Portfolio summary by operator type:
Real Estate Investments segment:
Public	60	$75,824	25.0%	$480,022
National chain (privately owned)	10	16,324	5.4%	242,308
Regional	111	178,804	58.9%	2,050,150
Small	8	10,298	3.4%	105,066
Properties transitioned to SHOP segment	—	(2,004)	(0.7)%	—
Mortgage and note payoffs	—	2,684	0.9%	—
Other	—	2,654	0.8%	—
Total Real Estate Investments segment portfolio	189	284,584	93.7%	2,877,546
SHOP segment portfolio	26	19,134	6.3%	634,255
Total investments portfolio	215	$303,718	100.0%	$3,511,801

1    The total number of properties, as presented in the table above, excludes our corporate office building and one property in the Real Estate Investments segment that was classified as assets held for sale as of December 31, 2025.
2    The total gross carrying amount, as presented in the table above, excludes $2.6 million related to our corporate office and equipment, $4.8 million related to one property in the Real Estate Investments segment that was classified as assets held for sale as of December 31, 2025 and $15.4 million of credit loss reserves related to our mortgage and other notes receivable investments.
The following table provides a summary of the impact of acquired and transitioned properties on our SHOP segment NOI for the year ended December 31, 2025 ($ in thousands):

				Gross
	Number of	Number of		Carrying
	Properties	Units	NOI	Amount
Properties in SHOP segment as of December 31, 2024	15	1,732	$13,089	$370,118
Acquisitions	4	339	1,642	74,495
Transitioned properties	7	938	4,403	189,642
Total SHOP segment portfolio	26	3,009	$19,134	$634,255

As of December 31, 2025, our average effective annualized NOI for the leased properties in our Real Estate Investments segment was $13,988 per unit for SLCs, $20,519 per unit for ALFs, $5,536 per unit for ILFs, $21,476 per unit for EFCs, $10,105 per bed for SNFs and $60,574 per bed for the HOSP. As of December 31, 2025, the average effective annualized NOI for our SHOP segment was $9,709 per unit.

Recent Tax Legislation

In connection with the passing of the One Big Beautiful Bill Act (the “OBBBA”) on July 4, 2025, certain changes to U.S. tax laws were approved that impact us and our stockholders. Among other changes, the OBBBA (i) permanently extended the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers under Section 199A of the Internal Revenue Code, (ii) increased the percentage limit under the REIT asset test applicable to TRSs from 20% to 25% for taxable years beginning after December 31, 2025 and (iii) increased the base on which the 30% interest deduction limit under Section 163(j) of the Internal Revenue Code applies by excluding depreciation, amortization and depletion from the definition of “Adjusted Taxable Income” for taxable years beginning after December 31, 2024.

Fiscal 2025 Investment Activity

A summary of our significant investment activity that occurred during the year ended December 31, 2025 follows:

•We funded $325.6 million of acquisitions, which included the settlement of $50.8 million of mortgage and other notes receivable as part of the consideration paid by us.
•We funded $71.1 million of mortgage and other note investments.
•We transitioned seven properties from our Real Estate Investments segment into our SHOP segment and dissolved the Discovery partnership.
•We reclassified $3.6 million of assets as held for sale on our consolidated balance sheet as of December 31, 2025 which related to one real estate property in the Real Estate Investments segment.

Asset Acquisitions

During the year ended December 31, 2025, we completed the following asset acquisitions ($ in thousands):

					Buildings,
					Building
					Improvements
		Number of	Asset		and Intangible
Operator / Manager	Period	Properties	Class	Land	Assets	Total
Real Estate Investments segment:
Generations, LLC	Q1 2025	1	SLC	$3,062	$18,138	$21,200
Mainstay Healthcare	Q1 2025	1	ALF	2,864	5,736	8,600
Juniper Communities, LLC	Q1 2025	1	ALF	4,154	42,130	46,284
Agemark Senior Living	Q2 2025	6	ALF	7,461	56,039	63,500
Priority Life Care	Q4 2025	1	ALF	3,539	48,610	52,149
William James Group, LLC	Q4 2025	1	ALF	134	6,903	7,037
Senior Living	Q4 2025	1	EFC	4,019	48,514	52,533
SHOP segment:
Compass Senior Living	Q4 2025	4	SHO	5,173	69,171	74,344
Total asset acquisitions				$30,406	$295,241	$325,647

In January 2025, we acquired a 108-unit SLC located in Colorado. The acquisition price was $21.2 million, including $0.2 million in closing costs. The property is leased pursuant to a 10-year triple-net lease with Generations, LLC, which includes two five-year extension options, an initial annual lease rate of 8.0% and fixed annual escalators of 2.0%.

In February 2025, we acquired an 88-unit ALF located in Florida upon the execution of a deed in lieu of foreclosure agreement initiated by Senior Living Management (“SLM”) to settle its $10.0 million non-performing mortgage note with us. We recognized the acquired property at its estimated fair value of $8.6 million, which equaled the net carrying value of the mortgage note. Concurrently, we executed a new lease on this acquired property with the existing operator, Mainstay Healthcare. This lease provides for approximately $0.7 million in annual contractual lease payments.

In March 2025, we acquired a 120-unit ALF located in New Jersey. The acquisition price was $46.3 million, including $0.3 million in closing costs. The property is leased pursuant to a 15-year triple-net lease with Juniper Communities, LLC, which includes two five-year extension options, an initial annual lease rate of 8.0% and fixed annual escalators of 2.0%. The lease includes a $0.8 million development commitment which will be added to the respective lease base, if funded.

In April 2025, we acquired a portfolio of six ALFs located in Nebraska for a total purchase price of $63.5 million, including $0.3 million in closing costs. The portfolio of properties is leased pursuant to a 15-year triple-net master lease with Agemark Senior Living, which includes two five-year extension options, an initial annual lease rate of 8.0% and fixed annual escalators of 2.0%.

In October 2025, we acquired a portfolio of four SHOs located in Oklahoma and Oregon, consisting of two SLCs and two ALFs, with a combined total of 339 units. The total purchase price of $74.3 million, including $0.5 million in closing costs, was partially funded by the cancellation of a $9.5 million mortgage note with us which had an 8.5% annual interest rate. We recognized a $2.2 million in-place lease intangible asset in connection with this acquisition. This portfolio of properties has been included in our SHOP segment and is being managed by the existing operator, Compass Senior Living, pursuant to a management agreement.

In October 2025, we acquired a 251-unit CCRC located in South Carolina from an affiliate of Senior Living. The acquisition price of $52.5 million was partially funded by the cancellation of a $32.7 million mortgage note on the property. The property is being leased back to the affiliate of Senior Living pursuant to a 15-year triple-net lease with two five-year extension options, an initial annual lease rate of 8.25% and fixed annual escalators of 2.0%. Concurrently with the acquisition, we executed a $1.5 million revolving line of credit with the affiliate of Senior Living which has an initial annual interest rate of 8.25% and matures in October 2040.

In December 2025, we acquired a 107-unit ALF located in Pennsylvania. The acquisition price was $52.1 million, including $1.1 million in closing costs. The property is leased pursuant to a five-year triple-net lease with Priority Life Care, which has an initial annual lease rate of 8.0% plus a revenue participation clause and fixed annual escalators of 2.0%.

In December 2025, we acquired a 56-unit ALF located in Alabama. The acquisition price was $7.0 million, including $0.1 million in closing costs. The property was added to our existing triple-net master lease with William James Group, LLC. As of December 31, 2025, this master lease covers four properties, has an annual lease rate of 8.25%, contains fixed annual escalators of 2.0% and matures in November 2037.

First Quarter of 2026 Acquisitions and Divestitures

In January 2026, we sold a 42-unit SLC located in Michigan for $6.7 million in net cash consideration. As of December 31, 2025, the net carrying value of this property was $4.2 million. During each of the years ended December 31, 2025, 2024 and 2023, we recognized $0.5 million of rental income related to this property.

In February 2026, we acquired a portfolio of nine ALFs located in Kentucky, South Carolina and Tennessee with a combined total of 460 units. The total purchase price was $105.5 million, including $1.0 million in closing costs. This portfolio of properties has been included in our SHOP segment and is being managed by Allegro Living Management, an affiliate of Spring Arbor Management, LLC pursuant to a management agreement.

Discovery Transitions

Effective August 1, 2025, we terminated a triple-net master lease associated with a portfolio of six SHOs, consisting of four SLCs, one ILF and one ALF, which were held in a consolidated partnership with Discovery Senior Housing Investor XXIV, LLC (the “Discovery partner”). The tenant of the triple-net master lease was a related party of Discovery Senior Living (“Discovery”). In connection with the lease termination, we received net cash consideration of $3.1 million and other non-cash consideration of $0.6 million from the tenant and wrote off the related straight-line rents receivable of $8.9 million on this lease. Each of these amounts was recognized in rental income in our consolidated statement of income for the year ended December 31, 2025. Additionally, on August 1, 2025, we entered into a dissolution agreement with the Discovery partner, which provided for the write-off of the remaining partnership liabilities against the equity in the partnership and the Discovery partner contributing its 2.0% noncontrolling common equity interest to us for nominal consideration.

Concurrently with the activities above, we transitioned the portfolio of six SHOs from our Real Estate Investments segment into our SHOP segment and entered into agreements with an affiliate of Sinceri Senior Living (“Sinceri”) to serve as the manager of the properties. As of December 31, 2025, the aggregate net carrying value of this portfolio was $124.9 million. Prior to the transition, we recognized rental income of $3.2 million, $6.1 million and $8.6 million during the years ended December 31, 2025, 2024 and 2023, respectively, related to the triple-net master lease.

Also, effective August 1, 2025, we terminated a triple-net lease with an affiliate of Discovery for an ILF in Oklahoma. In connection with the lease termination, we received $0.8 million in cash consideration and $0.8 million in other non-cash consideration from the tenant and wrote off the related straight-line rent receivable of $3.2 million on this lease. Each of these amounts was recognized in rental income in our consolidated statement of income for the year ended December 31, 2025. Concurrently with the lease termination, we transitioned this property from our Real Estate Investments segment into our SHOP segment by contributing it to an existing consolidated partnership with DSHI NHI Holiday LLC (the “Discovery member”). As of December 31, 2025, the net carrying value of this property was $28.4 million. Prior to the transition, we recognized rental income of $1.6 million, $2.8 million and $2.9 million during the years ended December 31, 2025, 2024 and 2023, respectively. related to the triple-net lease.

Mortgage and Other Notes Receivable

Vizion Health Loan Amendment - In March 2025, we amended a mezzanine loan agreement with affiliates of Vizion Health to provide additional funding of $5.4 million and to extend the maturity date to May 2028. The interest rate on the loan escalates on July 1st of each year. As of December 31, 2025, the principal amount outstanding on the loan was $16.5 million and the annual interest rate was 9.4%.

Construction Loan - In May 2025, we entered into a construction loan agreement to fund up to $28.0 million for the development of an 84-unit ALF located in Michigan which will be operated by Encore Senior Living upon completion. The loan agreement provides for an annual interest rate of 9.0% and a maturity date in April 2030. As of December 31, 2025, the principal amount outstanding on this construction loan was $8.5 million.

Fellowship Carolina Marsh Mortgage Note - In November 2025, we funded a new $18.8 million mortgage note secured by a 94-unit SLC located in South Carolina. The five-year loan agreement with Fellowship Senior Living has an annual interest rate of 8.5% with an option to purchase the property upon the satisfaction of certain conditions. The loan matures in November 2030.

Silver Wave Wichita Falls Mortgage Note - In December 2025, we funded a new $11.3 million mortgage note secured by a 141-unit ILF located in Texas. The five-year loan agreement with affiliates of Silver Wave Capital has an annual interest rate of 8.75% with an option to purchase the property upon the satisfaction of certain conditions. The loan matures in December 2030.

Assets Held for Sale

As of December 31, 2025, we had assets held for sale of $3.6 million related to one real estate property in our Real Estate Investments segment. During the years ended December 31, 2025, 2024 and 2023, we recognized rental income of $0.6 million, $0.6 million and $0.4 million, respectively, related to this property. We did not have any assets held for sale as of December 31, 2024.

Tenant Purchase and Sale Agreement

We lease a SLC that is subject to a purchase and sale agreement giving the tenant the option to acquire the property for $39.0 million. The purchase and sale agreement, as amended, is subject to monthly renewals through March 2026 by the tenant upon payment of a non-refundable fee. The property was included in real estate properties, net, on our consolidated balance sheets as of December 31, 2025 and 2024. During the years ended December 31, 2025, 2024 and 2023, we recognized rental income of $2.6 million, $2.8 million and $2.8 million, respectively, related to the existing triple-net lease at this property which expires in July 2027. The property will be reclassified to assets held for sale when the sale becomes probable, including when the tenant demonstrates its ability to obtain sufficient financing to close on the sale of the property within the terms of the purchase and sale agreement. As of December 31, 2025, the net carrying value of this property was $18.4 million.

Tenant Purchase Options

Certain of our tenant leases contain a purchase option clause allowing the tenant to acquire the leased property at a fixed base price, a fixed base price plus a specified share in any appreciation of the property or a price based on a specified fixed minimum internal rate of return on our investment. As of December 31, 2025, tenants had purchase options on four of our properties, with an aggregate net carrying value of $74.7 million, which have exercise dates ranging between 2028 and 2031. Rental income from these properties with tenant purchase options was $10.0 million, $8.8 million and $7.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, we cannot reasonably estimate the probability that any of these tenant purchase options will be exercised in the future.

Tenant Concentrations

The following table presents information related to concentrations of our tenants, or affiliates of tenants, that exceed 10% of our total revenues ($ in thousands):

	December 31, 2025		Year Ended December 31,
	Real	Mortgage	2025		2024		2023
	Estate	and Other		% of		% of		% of
	Properties[1]	Notes[2]	Revenues[3]	Total	Revenues[3]	Total	Revenues[3]	Total
Senior Living	$632,253	$9,000	$55,091	14.7%	$53,570	16.0%	$51,274	16.0%
Bickford	427,117	15,959	43,185	11.5%	41,720	12.4%	38,688	12.1%
NHC	133,770	—	40,272	10.7%	40,016	11.9%	37,335	11.7%
Escrow funds received from tenants
for property operating expenses	—	—	10,982	2.9%	11,165	3.3%	11,513	3.6%
Other	1,465,713	193,734	146,036	38.9%	134,289	40.2%	132,216	41.3%
Total tenant concentrations	$2,658,853	$218,693	295,566	78.7%	280,760	83.8%	271,026	84.7%
Resident fees and services[4]			80,062	21.3%	54,421	16.2%	48,809	15.3%
Total revenues			$375,628	100.0%	$335,181	100.0%	$319,835	100.0%
1    Real estate properties have been stated at their gross carrying amounts. Total real estate properties, as presented in the table above, excludes $2.6 million related to our corporate office and equipment, $4.8 million related to one property in the Real Estate Investments segment that was classified as assets held for sale as of December 31, 2025 and $634.3 million related to the properties in our SHOP segment.
2    Mortgage and other notes receivable have been stated at their gross carrying amounts. Total mortgage and other notes receivable, as presented in the table above, excludes our total credit loss reserves of $15.4 million as of December 31, 2025.
3    Revenues related to assets classified as held for sale are included in other revenues in the table above.
4    There are no concentrations in revenues from resident fees and services because the resident agreements at the senior housing communities are between us and the individual residents.

Senior Living Leases and Loans

As of December 31, 2025, we leased 11 SHOs with a combined total of 2,490 units to Senior Living. During the years ended December 31, 2025, 2024 and 2023, we recognized straight-line rent revenue of $(0.6) million, $(0.2) million and $(1.2) million, respectively, related to our leases with Senior Living.

As of December 31, 2025, we had a $15.0 million revolving line of credit with Senior Living which is available for working capital needs and to finance construction projects within Senior Living’s portfolio, including projects to build additional residential units at existing facilities. The $15.0 million revolving line of credit matures in December 2031. As of December 31, 2025, the principal amount outstanding on this revolving line of credit was $9.0 million and the annual interest rate was 8.0%. We also had a $1.5 million revolving line of credit with an affiliate of Senior Living which has not been drawn as of December 31, 2025.

Bickford Leases and Loans

As of December 31, 2025, we leased 38 SHOs to Bickford under four master leases. In 2022, we began recognizing rental income from Bickford’s leases using the cash basis of accounting for revenue recognition based upon information we obtained from Bickford regarding its financial condition that raised substantial doubt about its ability to continue as a going concern.

We have a fully funded construction loan with Bickford that is secured by a first mortgage lien on substantially all of the related real and personal property as well as a pledge of any and all leases or other agreements which may grant a right of use to the property. Pursuant to the loan agreement, Bickford is required to pay the related property taxes and insurance. The loan agreement contains a fair market value purchase option on the property that is available to us upon stabilization of the underlying operations. As of December 31, 2025, the principal amount outstanding on the construction loan was $14.7 million and the annual interest rate was 9.0%.

We have an unsecured mezzanine loan with Bickford that is classified as a non-performing note. The loan has an annual interest rate of 9.0% and matures in May 2033. As of December 31, 2025, the principal amount outstanding on the mezzanine loan was $1.3 million, which was fully covered by the related credit loss reserve.

NHC Leases

As of December 31, 2025, we leased 32 SNFs and three ILFs to NHC, a publicly owned company, under a triple-net master lease which expires in December 2026. The master lease includes two five-year extension options in which the annual lease rate resets at the current fair market value as negotiated between the parties. We have engaged Blueprint Healthcare Real Estate Advisors, a national advisory firm focused on skilled nursing and senior housing facilities, to assist with underwriting, due diligence and market analysis with respect to the master lease renewal.

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

Cash Basis Tenants

During the year ended December 31, 2025, two of our tenants were on the cash basis of accounting for revenue recognition for their leasing arrangements with us based on our assessment of each tenant’s ability to satisfy its contractual obligations under the terms of the respective leases. During the years ended December 31, 2024 and 2023, three of our tenants were on the cash basis of accounting for revenue recognition for their leasing arrangements with us.

A summary of lease payments received by us from cash basis tenants follows ($ in thousands):

	Year Ended December 31,
	2025	2024	2023
Bickford	$40,497	$38,971	$33,352
All others	6,633	11,010	12,444
Total lease payments from cash basis tenants	$47,130	$49,981	$45,796
These lease payments from cash basis tenants included $5.9 million, $9.0 million and $2.8 million of rent deferrals granted during the COVID-19 pandemic for the years ended December 31, 2025, 2024 and 2023, respectively.

SLM Leases

SLM was a cash basis tenant from 2022 until January 1, 2025 when the remaining two properties leased from us were transitioned to a new operator who had been serving as the interim manager at the properties. Concurrently with this transition, we executed a 15-year triple-net master lease with a new operator which includes two five-year extension options. The master lease with the new operator provides for approximately $1.1 million in initial annual contractual lease payments with fixed annual escalators of 2.0%. As of December 31, 2025, we had no properties leased to SLM.

Occupancy

The following table provides a summary of the average occupancy rates related to properties leased to Senior Living and Bickford for the periods indicated:

	Number of
	Properties	Q4 2025	Q3 2025	Q2 2025	Q1 2025	Q4 2024
Senior Living[1]	10	84.9%	83.9%	83.9%	84.3%	83.8%
Senior Living	11	84.9%	83.9%	83.8%	84.2%	83.8%
Bickford[2]	38	83.9%	86.1%	85.2%	85.0%	87.3%

1    The occupancy rates exclude a 251-unit CCRC acquired in October 2025.
2    The number of properties related to Bickford includes one property classified as assets held for sale as of December 31, 2025.
The following table provides a summary of the average occupancy rates related to properties in our SHOP segment for the periods indicated:

	Q4 2025	Q3 2025	Q2 2025	Q1 2025	Q4 2024
Number of properties at the end of the period	15	15	15	15	15
SHOP segment[1]	86.4%	87.9%	89.1%	89.2%	89.4%

Number of properties at the end of the period	26	22	15	15	15
Total SHOP segment	86.9%	87.2%	89.1%	89.2%	89.4%

1     The occupancy rates relate to the 15 real estate properties in the SHOP portfolio as of December 31, 2024.
Tenant Monitoring

The operators of our properties in the Real Estate Investments segment report to us the results of their operations on a periodic basis, which we in turn subject to further analysis as a means of monitoring potential credit risks within our portfolio. We have identified EBITDARM, which is calculated as earnings before interest, taxes, depreciation, amortization, rent and management fees, as a primary performance measure for our tenants, based on results they have reported to us. We believe EBITDARM is useful in our most fundamental analyses, as it is a property-level measure of an operator’s success, by eliminating the effects of the operator’s method of acquiring the use of its assets (interest and rent), its non-cash expenses (depreciation and amortization), and expenses that are dependent on its level of success (income taxes), and also excluding the effect of the operator’s payment of its management fees, as typically those fees are contractually subordinate to our lease payments. For operators of our EFCs, our calculation of EBITDARM includes other cash flow adjustments typical of the industry which may include, but are not limited to, net cash flows from entrance fees, amortization of deferred entrance fees, adjustments for tenant rent obligations and management fee true-ups. The eliminations and adjustments reflect covenants in our leases and provide a comparable basis for assessing our various relationships.

We believe that EBITDARM is a useful way to analyze the cash potential of a group of assets. From EBITDARM, we calculate a coverage ratio (EBITDARM / cash rent) measuring the ability of the operator to meet its monthly obligations. In addition to EBITDARM and the coverage ratio, we rely on a careful balance sheet analysis and other analytical procedures to help us identify potential areas of concern relative to our operators’ ability to generate sufficient liquidity to meet their obligations, including their obligations to continue to pay the amount due to us. Typical among our operators is a varying lag in reporting to us the results of their operations. Across our portfolio, however, our operators report their results, typically within either 30 or 45 days and at the latest, within 90 days of month end. For computational purposes, we exclude mortgage and other notes receivable, and development and lease-up properties that have been in operation less than 24 months. For stabilized acquisitions in the portfolio less than 24 months and renewing leases with changes in scheduled rent, we include pro forma cash rent. Same-store portfolio coverage, when presented herein, excludes properties that have transitioned operators in the past 24 months or assets subsequently sold except as noted.

The following table provides a summary of our portfolio and coverage ratios by property type on a trailing 12-month basis as of September 30, 2025 and 2024, the most recent periods available:

Real Estate Investments Portfolio1

	Senior		Medical
Ratios by property type:	Housing	SNF	Non-SNF	Total
Number of properties	105	68	1	174
Q3 2025 coverage	1.61x	3.28x	2.54x	2.19x
Q3 2025 occupancy	86.5%	83.1%	76.7%	85.0%
Q3 2024 coverage	1.52x	3.06x	3.02x	2.08x
Q3 2024 occupancy	85.7%	82.8%	78.5%	84.2%

				Discretionary
		Need-Driven		(Excluding		Medical
	Need-	(Excluding		Senior		(Excluding
Ratios by property class:	Driven	Bickford)	Discretionary	Living)	Medical	NHC)
Number of properties	91	53	14	4	69	34
Q3 2025 coverage	1.50x	1.37x	1.74x	2.37x	3.25x	2.42x
Q3 2025 occupancy	86.3%	86.6%	86.8%	91.6%	83.0%	78.7%
Q3 2024 coverage	1.40x	1.22x	1.67x	1.97x	3.06x	2.21x
Q3 2024 occupancy	86.0%	86.2%	85.4%	89.6%	82.7%	75.9%

	Senior
Ratios by customer:	Living[2]	Bickford[3]	NHC[4]
Number of properties	11	38	35
Q3 2025 coverage	1.51x	1.72x	4.33x
Q3 2025 occupancy	83.9%	85.9%	89.3%
Q3 2024 coverage	1.54x	1.70x	4.13x
Q3 2024 occupancy	82.9%	85.6%	88.5%

1    The tables are based on trailing 12-month data, excluding (1) transitioned properties of cash basis tenants, (2) mortgage and other notes receivable, (3) development and lease-up properties operating less than 24 months and (4) the impact of security deposits maintained on any tenants. The tables include pro forma cash inflow from rent payments related to acquired properties that have stabilized operations and that have been in the portfolio less than 24 months.
2    Senior Living’s coverage ratios reported in the table above include the impact of our acquisition of a 251-unit CCRC in October 2025 for all periods presented. Senior Living’s coverage ratios for the other 10 properties were 1.50x and 1.56x for the trailing 12 months ended September 30, 2025 and 2024.
3    Bickford’s coverage ratios on a pro forma basis, which includes the impact of the April 2024 rent increase, were 1.72x and 1.63x for the trailing 12 months ended September 30, 2025 and 2024, respectively. Bickford’s coverage ratios on a pro forma basis, which includes the impact of the April 2024 rent increase and rent deferral repayments made by Bickford during the respective periods, were 1.49x and 1.42x for the trailing 12 months ended September 30, 2025 and 2024, respectively.
4    NHC’s coverage ratios have been reported in the table above at a consolidated level for NHC. The occupancy ratios for SNFs have been reported in the table above using data available in NHC’s public filings with the SEC.

Fluctuations in our portfolio coverage and occupancy ratios primarily result from market and economic trends, local market competition, new or changing regulatory factors and the operational success of our tenants. In addition to the analysis above, we also evaluate and make decisions with respect to our tenants at an individual lease level. Generally, we have security deposits and/or corporate guarantees in place with many of our tenants if lease payment shortfalls materialize. In some instances, we may require a tenant to increase their security deposit with us in an amount equal to the lease payment shortfall until the required tenant lease coverage ratio is met. We monitor economic and financial conditions and also use credit enhancements, such as requiring our tenants to maintain security deposits and corporate guarantees with us, to mitigate the impact of an economic downturn on our business. The metrics presented in the tables above do not reflect the presence of these security deposits.

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with U.S. GAAP, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we reconsider and evaluate our estimates and assumptions. Management has discussed the development and selection of its critical accounting policies and estimates with the Audit Committee of our Board of Directors.

We consider an accounting estimate or assumption critical if the nature of the estimate or assumption is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and if the impact of the estimate or assumption on financial condition or operating performance is material. We base our estimates on historical experience, current trends and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations, liquidity and/or financial condition.

Our significant accounting policies are discussed in Note 2 to our consolidated financial statements in this Annual Report. We believe the accounting estimates included below are the most critical for fully understanding and evaluating our financial results and require our most difficult, subjective or complex judgments.

Variable Interest Entities

Our consolidated financial statements include our wholly owned subsidiaries and partnerships that we control through voting rights or other means. We evaluate our contractual arrangements with other entities to identify those relationships in which control is achieved though means other than voting rights. A variable interest entity (“VIE”) is broadly defined as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity’s activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.

We make judgments about which entities are VIEs based on the criteria above and with respect to our level of influence or control of an entity and whether we are the primary beneficiary of a VIE. These considerations include, but are not limited to, our power to direct the activities that most significantly impact the entity's economic performance, the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity, and our ability and the rights of other investors to participate in policy making decisions, replace the manager and/or liquidate the entity. Our ability to correctly determine the primary beneficiary of a VIE at inception of our involvement impacts the presentation of these entities in our consolidated financial statements.

Asset Acquisitions

Our investments in real estate properties are accounted for as asset acquisitions. We allocate the purchase price to the identified tangible and intangible assets at cost based on the relative fair values of the assets as of the acquisition date. The related transaction costs are included in the purchase price allocation. Contingent consideration deemed to be probable at the acquisition date, if any, is also included in the purchase price allocation to the extent that a significant reversal in amounts recognized is not likely to occur and the uncertainty associated with the contingent consideration has been resolved.

The most significant judgments applied in our purchase price allocations are typically related to the determination of the fair values of land, buildings, building improvements and intangible assets. Our estimates of the individual fair values of the assets acquired affect the amounts of depreciation and amortization we recognize over the respective estimated useful lives of the assets or the respective remaining lease term. While we believe our assumptions are reasonable, any changes in these assumptions could have a material impact on our financial results. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use for our purchase price allocations.

Impairment of Real Estate Properties

We evaluate the recoverability of the carrying values of our real estate properties on an individual property basis. We review each property for recoverability when events or circumstances, including any significant physical changes in a property, significant adverse changes in general economic conditions or significant deterioration of the underlying cash flows of a property indicate that the carrying amount of a property may not be recoverable. When indicators of potential impairment are present, we assess whether an impairment charge is needed by comparing the future estimated undiscounted cash flows and eventual disposition of the identified asset to its carrying amount. If recognition of an impairment charge is necessary, it is measured as the amount by which the carrying value of the identified asset exceeds its estimated fair value.

The most significant judgments applied in our analysis of the recoverability of the carrying values of our real estate properties relate to the determination of whether indicators of impairment exist and the determination of the future estimated undiscounted cash flows of the property. There were no material changes in the accounting methodology we used to evaluate the recoverability of our real estate properties during the year ended December 31, 2025.

Lease Classifications

Lease accounting standards require that, for purposes of lease classification, we assess whether the lease, by its terms, transfers substantially all of the fair value of the asset under lease to the tenant. This consideration will determine the accounting treatment for the alternative classifications among operating, sales-type, or direct financing types of leases. For classification purposes, we distinguish cash flows that follow under terms of the lease from those that will be derived, subsequent to the lease, from the ultimate disposition or re-deployment of the asset. From this segregation of the sources of cash flow, we are able to establish whether the lease is, in essence, a sale or financing based on it having transferred substantially all of the fair value of the leased asset. Accordingly, management’s projected residual values represent significant assumptions in our accounting for leases.

While we do not incorporate residual value guarantees in our lease provisions, the contractual structure of other provisions provides a basis for expectations of realizable value from our properties upon expiration of their lease terms. Additionally, we consider historical, demographic and market trends in developing our estimates. For each new lease, we discount our estimate of unguaranteed residual value and include this amount along with the stream of lease payments (also discounted) called for in the lease. We assess the stream of lease payments and the value deriving from eventual return of our property to establish whether the lease payments themselves comprise a return of substantially all of the fair value of the property under lease. We do not use a “bright line” in considering what constitutes “substantially all of the fair value”, but we undertake a more focused assessment when the lease payments approach 90% of the composition of all future cash flows expected from the asset. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to assess lease classifications.

Credit Loss Reserves on Mortgage and Other Notes Receivable

We evaluate the collectability of our mortgage and other notes receivable and establish reserves for expected credit losses at the inception of these investments and subsequently on a quarterly basis at the end of the period. We take into consideration criteria, such as the borrower’s timeliness of required payments, the borrower’s current financial condition and the borrower’s compliance with other covenants and terms of the loan agreement. If we conclude that a loan has become non-performing, we place it on non-accrual status in the period in which it becomes known and probable that the borrower cannot pay the contractual amounts due to us. A non-performing loan is returned to accrual status if the borrower becomes contractually current on payments and management believes all future principal and interest will be received from the tenant in accordance with the terms of the loan agreement.

Our models for estimating the future expected credit losses on mortgages and construction loans are calculated on a collective basis for these loan types. Our models for estimating the future expected credit losses on mezzanine loans and revolving credit lines are calculated on an individual loan basis or a borrower-specific basis for these loan types. We use a combination of credit quality indicators in our models including, among others, the current payment status of the loans, the overall financial strength of the borrowers and any guarantors, historical information on any loan write-offs related to our borrowers and the nature, extent and value of underlying collateral on the loans. In addition, we adjust our models using the probability of default method related to any current economic or other conditions occurring or becoming known during the reporting period and any changes in our most recent forecasts that exist as of the end of the reporting period which impact our previous estimates of necessary credit loss reserves. For construction loans, we perform an assessment each period end of the probability that we will acquire any properties in the event of default on any of these loans and, when necessary, reduce the basis of the applicable loans by the amounts that we expect to recover when construction of the applicable properties is complete.

Our most significant judgments in determining whether credit loss reserves are necessary relate to the assumptions we apply in assessing the probability of default or a loss as a result of a default by one or more of our borrowers. We assess all the evidence available to us, including the present value of the expected future discounted cash flows from a mortgage or note, general economic conditions and trends, the duration of a fair value deficiency and other relevant factors. When an economic downturn occurs that has a duration that is expected to span a year or more, we consider projections on the expected economic recovery before we conclude that evidence of impairment exists. While we believe our assumptions are reasonable, any changes in our assumptions may have a material impact on our financial results.

Other Investment Portfolio Activity

Real Estate and Mortgage Write-downs

In addition to inflation risk and increased interest rates, our tenants and borrowers may experience periods of significant financial pressures and difficulties similar to those encountered by other healthcare providers.

As of December 31, 2025, we had two loans designated as non-performing notes consisting of an unsecured mezzanine loan with a principal balance of $12.0 million due from affiliates of SLM and an unsecured loan due from Bickford with a principal balance of $1.3 million. These loans are fully covered by our credit loss reserves.

As of December 31, 2025, we reduced the carrying value of our mortgage and other notes receivable by a reserve for expected credit losses of $15.4 million and recognized a liability of $0.2 million for estimated credit losses on unfunded loan commitments. During the years ended December 31, 2025, 2024 and 2023, we recognized a provision for (reduction in) expected credit losses of $(3.4) million, $4.6 million and $(0.3) million, respectively.

We had no impairment charges related to long-lived assets during the year ended December 31, 2025. During the year ended December 31, 2024, we recognized an impairment charge of $0.7 million related to one property in our Real Estate Investments segment which was reclassified to assets held for sale in the second quarter of 2024 and sold in the fourth quarter of 2024. During the year ended December 31, 2023, we recognized impairment charges of $1.6 million related to four properties in our Real Estate Investments segment, which included $0.5 million of impairment charges on three of these properties which were either sold or reclassified to assets held for sale during the year ended December 31, 2023.

We believe that the carrying amounts of our real estate properties are recoverable and that mortgage and other notes receivables, net of credit loss reserves, are realizable and supported by the value of the underlying collateral. However, it is possible that future events could require us to make additional significant adjustments to these carrying amounts.

Results of Operations

A summary of our operating results follows ($ in thousands):

	Year Ended
	December 31,			Variance
	2025		2024	$	%
Revenues
Rental income:
Acquisitions	$23,270		$3,741	$19,529	NM
Discovery transitions	10,346		7,668	2,678	34.9%
All other tenant leases	237,168		234,337	2,831	1.2%
Total cash rental income	270,784		245,746	25,038	10.2%
Straight-line rent revenue adjustments	(7,265)		3,031	(10,296)	NM
Escrow funds received from tenants for
property operating expenses	10,982		11,165	(183)	(1.6)%
Amortization of lease incentives	(2,901)		(2,893)	(8)	0.3%
Total rental income	271,600		257,049	14,551	5.7%
Resident fees and services	80,062		54,421	25,641	47.1%
Interest and other income
Senior Living Management	—		1,143	(1,143)	(100.0)%
The Sanders Trust, LLC	1,858		128	1,730	NM
Mortgage and other note payoffs	2,684		1,242	1,442	NM
All other mortgage and notes receivable	19,274		20,730	(1,456)	(7.0)%
Total interest income	23,816		23,243	573	2.5%
Other income	150		468	(318)	(67.9)%
Total revenues	375,628		335,181	40,447	12.1%
Expenses:
Depreciation and amortization:
Acquisitions	9,733		1,315	8,418	NM
All other assets	71,211		70,128	1,083	1.5%
Total depreciation and amortization	80,944		71,443	9,501	13.3%
Interest	57,368		59,903	(2,535)	(4.2)%
Senior housing operating expenses	60,928		42,251	18,677	44.2%
Legal	2,666		1,052	1,614	NM
Franchise, excise and other taxes	1,080		38	1,042	NM
Taxes and insurance on leased properties	10,982		11,165	(183)	(1.6)%
Proxy contest and related expenses	1,572		—	1,572	NM
Loan and realty (gains) losses, net	(3,447)		5,295	(8,742)	NM
Other expenses	26,868	—	20,736	6,132	29.6%
Total expenses	238,961		211,883	27,078	12.8%
Gains on sales of real estate properties, net	456		6,678	(6,222)	(93.2)%
Gains from equity method investment	3,664		402	3,262	NM
Gains on forward equity sales agreements, net	—		6,261	(6,261)	NM
Net income	140,787		136,639	4,148	3.0%
Add: Net loss attributable to noncontrolling interests	1,390		1,346	44	3.3%
Net income attributable to stockholders	142,177		137,985	4,192	3.0%
Less: Net income attributable to unvested restricted
stock awards	(201)		(118)	(83)	70.3%
Net income attributable to common stockholders	$141,976		$137,867	$4,109	3.0%

NM - not meaningful

Financial highlights for the year ended December 31, 2025, compared to the year ended December 31, 2024, were as follows:

•Rental income increased $14.6 million, or 5.7%, primarily due to $19.5 million of increased rental income from real estate properties in our Real Estate Investments segment that were acquired after January 1, 2024. We had a net decrease in rental income of $11.0 million related to the seven properties transitioned into the SHOP segment on August 1, 2025 from the Real Estate Investments segment.
•Resident fees and services, less senior housing operating expenses, increased $7.0 million, or 57.2%. We had an increase of $4.4 million resulting from the seven properties transitioned into the SHOP segment on August 1, 2025 and an increase of $1.6 million related to current year acquisitions.
•Interest income from mortgage and other notes receivable increased $0.6 million, or 2.5%. New investments since January 1, 2024 were mostly offset by mortgage and other notes payoffs since January 1, 2024.
•Depreciation and amortization expense increased $9.5 million, or 13.3%, which included an $8.4 million increase as a result of acquisitions since January 1, 2024.
•Interest expense decreased $2.5 million, or 4.2%, primarily due to a decrease in interest rates on our variable rate debt.
•Legal expense increased $1.6 million primarily from $1.2 million of costs incurred in the current year related to a large SHOP transaction that did not materialize and also the costs incurred in the current period related to the concurrent transactions on August 1, 2025 to terminate leases, transition properties to the SHOP segment and dissolve the Discovery partnership.
•Proxy contest and related expenses were $1.6 million for the year ended December 31, 2025 with no comparable costs in the prior year. These expenses consisted of proxy advisory costs related to our response to a proxy campaign associated with our 2025 annual meeting of stockholders.
•Loan and realty (gains) losses, net, was a net gain of $3.4 million for the year ended December 31, 2025 compared to a net loss of $5.3 million for the year ended December 31, 2024. The net gain in the current year primarily related to a reduction in our credit loss reserves related to loans that were paid off during the current year. The net loss in the prior year primarily related to an increase in the credit loss reserve on a mezzanine loan due from SLM.
•Other expenses increased $6.1 million, or 29.6%, primarily due to higher compensation costs and increases in professional fees and other purchased services.
•Gains on sales of real estate properties, net, was $0.5 million in the year ended December 31, 2025 compared to $6.7 million in the year ended December 31, 2024. In the prior year, we sold four real estate properties in our Real Estate Investments segment.
•Gains from equity method investment were $3.7 million in the year ended December 31, 2025 compared to $0.4 million in the year ended December 31, 2024. The current period included $1.7 million of gains due to a distribution received from our equity method investment.
•Gains from forward equity sales agreements were $6.3 million in the year ended December 31, 2024 with no comparable amount in the year ended December 31, 2025. During the year ended December 31, 2024, we recognized a gain on forward equity sales agreements under our ATM equity program for the period in which these agreements did not qualify for equity treatment under GAAP.

Liquidity and Capital Resources

At December 31, 2025, we had $496.0 million available to draw on our $700.0 million unsecured revolving credit facility (“Credit Facility”), $19.6 million in unrestricted cash and cash equivalents, the ability to access $44.5 million of undrawn net proceeds through ATM forward sales agreements and the ability to access $315.8 million through the issuance of common stock under our ATM equity program. In addition, we maintain an effective automatic shelf registration statement through which capital could be raised through the issuance of additional debt or equity securities.

Sources and Uses of Funds

Our primary sources of cash include lease payments from tenants, receipts from residents, principal and interest payments on mortgage and other notes receivable, proceeds from the sales of real estate properties, net proceeds from offerings of debt and equity securities and borrowings from our Credit Facility. Our primary uses of cash include principal and interest payments on our debt, investments in new and existing real estate properties, mortgage and other notes, dividend distributions to our stockholders, operating expenses of our SHOP segment and general corporate overhead expenses.

A summary of our sources and uses of cash, cash equivalents and restricted cash follows ($ in thousands):

	Year Ended December 31,		Variance
	2025	2024	$	%
Cash, cash equivalents and restricted cash
at the beginning of the year	$26,502	$24,617	$1,885	7.7%
Net cash provided by operating activities	236,563	207,768	28,795	13.9%
Net cash used in investing activities	(269,149)	(192,315)	(76,834)	40.0%
Net cash provided by (used in) financing activities	25,708	(13,568)	39,276	NM
Cash, cash equivalents and restricted cash
at the end of the year	$19,624	$26,502	$(6,878)	(26.0)%

NM Not meaningful

Operating Activities – Net cash provided by operating activities for the year ended December 31, 2025 included the impact of new tenant leases from acquisitions completed during the year, our SHOP segment operations, increased rental income due to rent escalators and interest payments on new loan investments completed during the year.

Investing Activities – Net cash used in investing activities for the year ended December 31, 2025 was primarily comprised of $365.1 million of investments in real estate properties, development projects at existing properties and mortgages and other notes, partially offset by the collection of principal amounts due on mortgage and other notes receivable during the year.

Financing Activities – Net cash provided by financing activities for the year ended December 31, 2025 included $346.2 million in proceeds received from the issuance of the 2033 Senior Notes and $181.5 million in proceeds received from the issuance of common shares, partially offset by $127.2 million of net paydown on our Credit Facility, $200.8 million of repayments on our term loan and private placement notes and $169.7 million of dividend payments to stockholders.

Debt Obligations

As of December 31, 2025, we had $1.2 billion of outstanding indebtedness. Reference Note 8 to our consolidated financial statements included in this Annual Report for additional information on our debt. Reference “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report for more details on the impact of interest rate risk on our business.

Revolving Credit Facility and Bank Term Loan - We have a $700.0 million Credit Facility that matures in October 2028, which may be further extended by us pursuant to (i) one or both of the six-month extension options or (ii) one 12-month extension option. In October 2025, we amended the Credit Facility to remove the 0.10% credit spread adjustment applicable to the SOFR interest rates, which resulted in an effective decrease of 0.10% in the applicable interest rates with respect to the Credit Facility. Borrowings under the Credit Facility bear interest, at our election, at one of the following (a) Term SOFR plus a margin ranging from 0.725% to 1.400%, (b) Daily SOFR plus a margin ranging from 0.725% to 1.400% or (c) the base rate plus a margin ranging from 0.000% to 0.400%. In each election, the actual margin is determined according to our credit ratings. The base rate means, for any day, a fluctuating interest rate per annum equal to the highest of (x) the agent’s prime rate, (y) the federal funds rate on such day plus 0.50% or (z) the adjusted Term SOFR for a one-month tenor in effect on such day plus 1.0%. In addition, the Credit Facility requires a facility fee equal to 0.125% to 0.300%, based on our credit rating on the $700.0 million committed capacity, without regard to usage.

As of December 31, 2025, we had $496.0 million available to draw on the Credit Facility, subject to usual and customary covenants. Among other stipulations, our Credit Facility requires that we maintain certain financial ratios within limits set by our creditors. As of December 31, 2025, we were in compliance with these covenants.

We have a $200.0 million unsecured bank term loan (the “Bank Term Loan”), which was amended and restated in October 2024 to, among other things, align certain representations, covenants and events of default with the terms of the amended and restated Credit Facility. The Bank Term Loan bears interest at a variable rate which is SOFR-based with a margin determined according to our credit ratings. Concurrently with the most recent amendment of the Credit Facility in October 2025, we also amended the Bank Term Loan to remove the 0.10% credit spread adjustment applicable to the SOFR interest rates, which was also in alignment with the Credit Facility amendment.

During the year ended December 31, 2025, we repaid $75.0 million on the Bank Term Loan and exercised both six-month extension options, which extended the maturity of the Bank Term Loan to June 2026.

Pinnacle Bank is a participating member of our banking group. A member of our Board of Directors, who became the chairman of our Board of Directors effective in January 2025, is also the chairman of the board of directors of Pinnacle Financial Partners, Inc., the holding company for Pinnacle Bank. Our corporate banking transactions are conducted primarily through Pinnacle Bank.

We have provided summary information in the table below on the current SOFR credit spread adjustments and facility fee for our Credit Facility and Bank Term Loan reflecting our ratings compliance based on the applicable margin for SOFR loans with a debt rating of BBB-/Baa3:

	SOFR Credit Spread Adjustments
	Credit	Credit	Bank
Debt Ratings	Facility	Facility Fee	Term Loan
A-/A3	0.725%	0.125%	0.850%
BBB+/Baa1	0.775%	0.150%	0.900%
BBB/Baa2	0.850%	0.200%	1.000%
BBB-/Baa3	1.050%	0.250%	1.250%
Lower than BBB-/Baa3	1.400%	0.300%	1.650%

If our credit rating from at least two credit rating agencies is downgraded below “BBB-/Baa3”, the debt under our debt agreements will be subject to defined increases in interest rates and fees.

2031 Senior Notes - In January 2021, we issued $400.0 million in aggregate principal amount of 3.000% unsecured senior notes that mature in February 2031 (the “2031 Senior Notes”) and require semi-annual interest payments. The 2031 Senior Notes are subject to affirmative and negative covenants, including financial covenants. As of December 31, 2025 we were in compliance with these covenants.

2033 Senior Notes - In September 2025, we issued $350.0 million in aggregate principal amount of 5.350% unsecured senior notes that mature in February 2033 (the ”2033 Senior Notes”). The 2033 Senior Notes were sold at an issue price of 98.903% of face value, before the underwriters’ discounts. Our net proceeds from the 2033 Senior Notes offering, after deducting underwriting discounts and expenses, were $342.5 million. We used the net proceeds to repay existing indebtedness. Interest on the 2033 Senior Notes is due semi-annually beginning in February 2026. The 2033 Senior Notes are subject to affirmative and negative covenants, including financial covenants. As of December 31, 2025 we were in compliance with these covenants.

Private Placement Notes - As of December 31, 2025, we had $100.0 million of principal amounts outstanding on our unsecured private placement notes. During the year ended December 31, 2025, we repaid $50.0 million of these notes upon maturity. The remainder of the private placement notes mature in January 2027 and have an annual interest rate of 4.51%.

Fannie Mae Term Loans - During the year ended December 31, 2025, we made the final repayment of $75.8 million, including accrued interest.

Debt Maturities - Reference Note 8 to the consolidated financial statements included in this Annual Report.

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

Our fixed charge ratio was 5.3x for the year ended December 31, 2025. Reference the “Adjusted EBITDA” section below for a table showing the fixed charge ratio calculation. Giving effect to significant acquisitions, financing arrangements, dispositions and note payoffs on an annualized basis, our consolidated net debt to annualized Adjusted EBITDA ratio for the year ended December 31, 2025 was as follows ($ in thousands):

Consolidated Total Debt	$1,163,814
Less: Cash and cash equivalents	(19,624)
Consolidated Net Debt	$1,144,190

Adjusted EBITDA	$287,650
Annualized impact of recent investments, dispositions and payoffs	11,149
Annualized Adjusted EBITDA	$298,799

Consolidated Net Debt to Annualized Adjusted EBITDA	3.8	x

Supplemental Guarantor Financial Information

The principal amounts due on each of our debt instruments outstanding as of December 31, 2025 are fully and unconditionally guaranteed on a senior unsecured basis by each of our subsidiaries, except for certain excluded subsidiaries (the “Guarantors”). The Guarantors are either owned or controlled by, or are affiliates of, us.

The following tables present summarized financial information NHI and the Guarantors, on a combined basis after eliminating (i) intercompany transactions and balances among the Guarantors and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor ($ in thousands):

December 31,
2025
Real estate properties, net	$2,232,633
Other assets, net	310,682
Note receivable due from non-guarantor subsidiary	81,490
Total assets	$2,624,805

Debt, net	$1,163,814
Other liabilities	92,246
Total liabilities	$1,256,060

Redeemable noncontrolling interest	$10,195
Noncontrolling interests	1,241

Year Ended
December 31,
2025
Revenues	$360,549
Interest income on a note due from non-guarantor subsidiary	5,767
Expenses	227,734
Gains from equity method investment	3,664
Gains on sales of real estate properties, net	456
Other non-operating gains, net	3
Net income	$142,705
Net income attributable to NHI and the subsidiary guarantors	$144,095
Equity and Dividends

As of December 31, 2025, we had 48,302,944 shares of our common stock outstanding with a market value of $3.7 billion. We had $1.5 billion of total equity on our consolidated balance sheet as of December 31, 2025.

Dividends - Our Board of Directors approves a regular quarterly dividend which is reflective of expected taxable income on a recurring basis. Taxable income is determined in accordance with the Internal Revenue Code and differs from net income for financial statement purposes that has been determined in accordance with GAAP. Our Board of Directors has historically directed us towards maintaining a strong consolidated balance sheet. Therefore, we consider the competing interests of short-term and long-term debt interest rates, maturities and other terms versus the higher cost of new equity, and we accept some level of risk associated with leveraging our investments. We intend to continue to make new investments that meet our underwriting criteria and where the credit spread over our costs of equity and debt capital on a leverage neutral basis will generate sufficient returns to our stockholders. We do not expect to utilize borrowings to satisfy the payment of dividends and project that cash flows from operations will be adequate to fund dividends at the current rate.

We intend to comply with REIT dividend requirements that require us to distribute at least 90% of our annual taxable income for the year ended December 31, 2025 and thereafter. Historically, we have distributed at least 100% of our annual taxable income. Dividends declared for the fourth quarter of each fiscal year that are paid by the end of the following January are treated for federal income tax purposes, with some exceptions, as having been paid in the fiscal year just ended as provided in Section 857(b)(9) of the Internal Revenue Code. To the extent a portion, or all of such dividend, exceeds our current year earnings and profits, the excess is treated as having been received in the year paid for federal income tax purposes.

A summary of our cash distributions paid to common stockholders for federal income tax purposes on a per share basis follows:

	Year Ended December 31,
	2025	2024	2023
Ordinary income	$3.16	$2.84	$2.41
Capital gains	—	—	0.25
Return of capital	0.32	—	0.94
Total cash distributions on a per share basis	$3.48	$2.84	$3.60

Pursuant to Section 857(b)(9) of the Internal Revenue Code, the aggregate amount of cash distributions paid to common stockholders for federal income tax purposes is limited to our earnings and profits for the respective year. As a result, the $0.92 per share cash distribution paid by us on January 30, 2026 to stockholders of record as of December 31, 2025 was treated as received by our common stockholders on December 31, 2025 for federal income tax purposes up to the extent of our earnings and profits for the year ended December 31, 2025. The remainder of the $0.92 per share cash distribution received by our common stockholders was recognized in the year ending December 31, 2026 for federal income tax purposes.

During the years ended December 31, 2025, 2024 and 2023, we declared dividends of $3.64 per share, $3.60 per share and $3.60 per share, respectively. On February 17, 2026, the Board of Directors declared a $0.92 per share dividend payable on May 1, 2026 to common stockholders of record on March 31, 2026.

Shelf Registration Statement - We have an automatic shelf registration statement on file with the SEC that allows us to offer and sell to the public an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units at prices and on terms to be announced when and if such securities are offered. The details of any future offerings, along with the use of proceeds from any securities offered, will be described in a prospectus supplement or other offering materials at the time of offering. Our shelf registration statement expires in March 2026.

Forward Equity Sales Agreements - During the year ended December 31, 2024, we entered into forward equity sales agreements with financial institutions to sell up to an aggregate of 2.8 million shares of common stock, at an initial forward sale price of $68.40 per share, pursuant to which the financial institutions borrowed and sold these shares of common stock in a public offering. We did not receive any proceeds from the sale of the shares of common stock by the forward purchasers at the time of the offering. The net forward sale price that we received upon physical settlement of the forward sales agreements is subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread and (ii) scheduled dividends during the term of the forward equity sales agreements.

During the year ended December 31, 2024, we partially settled the above forward equity sales agreements by issuing 1.8 million shares of our common stock at a forward price of $68.00 per share for net proceeds of $122.4 million. During the year ended December 31, 2025, we settled the remainder of the above forward equity sales agreements by issuing 1.0 million shares of our common stock at a forward price of $68.21 per share for proceeds of $65.5 million.

ATM Equity Program - We maintain an ATM equity program which allows us to sell our common stock directly into the market. This program is governed by an ATM equity sales agreement which includes a forward sales provision that allows us to sell shares of our common stock to forward purchasers at a predetermined price at a future date. Pursuant to this agreement, we are authorized to sell up to $500.0 million of our common stock.

During the year ended December 31, 2024, we entered into an ATM forward sales agreement with a financial institution to sell shares of our common stock over a forward selling period to be completed by the end of the year. Pursuant to this agreement, we sold 1.0 million shares of our common stock on a forward basis at a weighted average price of $74.99 per share, net of sales agent fees, which totaled $74.2 million. In accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedges, Contracts in Entity’s Own Equity, we determined the ATM forward sales under this agreement did not qualify for equity classification on our consolidated balance sheet during the forward selling period. Accordingly, we recognized a $6.3 million gain on the forward sales agreement in our consolidated statement of income for the year ended December 31, 2024. We settled a portion of the ATM forward sales agreement during the year ended December 31, 2024 by issuing 0.3 million shares of our common stock for net proceeds of $20.0 million, or $75.22 per share.

During the year ended December 31, 2025, we entered into multiple ATM forward sales agreements with financial institutions to sell shares of our common stock. Pursuant to these agreements, we sold 1.5 million shares of our common stock on a forward basis at a weighted average price of $71.83 per share, net of sales agent fees, which totaled $107.2 million. These ATM forward sales agreements mature in the first and second quarters of 2026 and qualify for equity treatment in accordance with GAAP.

During the year ended December 31, 2025, we partially settled our outstanding ATM forward sales agreements by issuing 1.6 million shares of our common stock at a weighted average forward price of $73.75 for total consideration of $116.0 million, net of sales agent fees.

As of December 31, 2025, we had the ability to access 0.6 million shares of our common stock at a weighted average price of $69.23 per share, net of sales agent fees, under remaining active ATM forward sales agreements, which mature in the second quarter of 2026, and represent $44.5 million of undrawn net proceeds. As of December 31, 2025, we had the ability to access $315.8 million through the issuance of common stock under our ATM equity program.

We use ATM equity program proceeds to rebalance our leverage in response to our acquisitions activity which keeps our alternatives flexible for financing further growth of our business. We have historically used proceeds from the ATM equity program for general corporate purposes, which may include future acquisitions and repayment of indebtedness including borrowings under our Credit Facility. We view our ATM equity program as an effective way to match-fund our smaller acquisitions by exercising control over the timing and size of transactions and achieving a more favorable cost of capital as compared to larger follow-on offerings.

Material Cash Requirements

As of January 31, 2026, we had $29.7 million in cash and cash equivalents on hand and $356.0 million of availability under our Credit Facility. Our expected material cash requirements for the 12-months ending December 31, 2026 and thereafter consist of long-term debt maturities, interest payments on our debt and other contractually obligated expenditures. We expect to meet our short-term liquidity needs largely through cash generated from operations, borrowings under our Credit Facility, settlements of ATM forward sales agreements and proceeds from the sale of real estate properties, although we may choose to seek alternative sources of liquidity. Should we have additional liquidity needs, we believe that we could access long-term financing in the debt and equity capital markets.

We believe our current liquidity position, supplemented by our ability to generate positive cash flows from operations in the future, and our low net leverage will be sufficient to meet all of our short-term and long-term financial commitments.

Contractual Obligations and Contingent Liabilities

A summary of our contractual obligations as of December 31, 2025 follows ($ in thousands):

		Less than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Debt, including interest[1]	$1,406,965	$174,426	$386,287	$61,450	$784,802
Loan commitments	35,858	33,858	2,000	—	—
Development commitments	11,515	—	11,515	—	—
Total contractual obligations	$1,454,338	$208,284	$399,802	$61,450	$784,802

1     Interest was calculated based on the weighted average interest rate on the principal amounts outstanding on our debt as of December 31, 2025. The calculation also includes a facility fee of 0.25%.

A summary of our loan commitments as of December 31, 2025 follows ($ in thousands):

	Asset	Type of	Total
	Class	Commitment	Commitments	Funded	Remaining
Carriage Crossing Senior Living
Bloomington[1]	SHO	Mortgage	$2,000	$—	$2,000
Encore Senior Living	SHO	Construction Loan	56,525	(37,010)	19,515
Mainstay Healthcare	SHO	Revolving Credit	350	(350)	—
Montecito Medical Real Estate	MOB	Mezzanine Loan	20,389	(20,389)	—
Senior Living	SHO	Revolving Credit	16,500	(9,000)	7,500
Senior Living Hospitality Group[2]	SHO	Working Capital	5,000	(3,476)	1,524
The Sanders Trust, LLC	HOSP	Construction Loan	27,720	(27,401)	319
Timber Ridge OpCo	SHO	Working Capital	5,000	—	5,000
Vizion Health	SHO	Mezzanine Loan	18,102	(18,102)	—
Total loan commitments			$151,586	$(115,728)	$35,858
1     Funding is contingent upon the operating performance of the respective facility.
2    This operator was formerly referred to as Watermark Retirement.

As of December 31, 2025, the total credit loss liabilities established for our unfunded loan commitments were $0.2 million. We estimate the amounts we expect to fund using the same methodology as the one applied to provide for credit loss reserves on our mortgage and other notes receivable.

A summary of our outstanding development commitments as of December 31, 2025 follows ($ in thousands):

	Asset	Type of	Total
	Class	Commitment	Commitments	Funded	Remaining
Bickford	SHO	Renovation	$8,000	$(5,172)	$2,828
Juniper Communities, LLC	SHO	Renovation	750	—	750
Mainstay Healthcare	SHO	Renovation	250	—	250
Navion Senior Solutions	SHO	Renovation	1,000	(319)	681
Senior Living	SHO	Renovation	10,000	(6,089)	3,911
Spring Arbor	SHO	Renovation	3,000	—	3,000
William James Group, LLC	SHO	Renovation	600	(505)	95
Total development commitments			$23,600	$(12,085)	$11,515

A summary of our outstanding contingency commitments as of December 31, 2025 follows ($ in thousands):

	Asset	Type of	Total
	Class	Contingency	Commitments	Funded	Remaining
		Acquisition
Compass Senior Living	SHO	consideration	$2,750	$—	$2,750
		Lease
IntegraCare	SHO	inducement	750	—	750
		Lease
Navion Senior Solutions	SHO	inducement	4,850	(2,700)	2,150
		Lease
Spring Arbor	SHO	inducement	10,000	—	10,000
Total contingency commitments			$18,350	$(2,700)	$15,650

Capital Funding Commitments

Capital expenditures in our Real Estate Investments segment primarily relate to new investments of real estate properties. Our tenant leases typically require the tenant to pay property taxes and insurance, repairs and maintenance costs and a minimum amount of capital expenditures each year. As a result, we do not expect to incur material capital expenditures on our existing properties in the Real Estate Investments segment during the year ending December 31, 2026.

Capital expenditures in our SHOP segment primarily relate to improvements made in our senior housing communities. During the year ending December 31, 2026, we expect to fund approximately $18.4 million of capital expenditures related to existing properties in our SHOP segment from our operating cash flows and other existing liquidity sources.

We expect the capital expenditures of our consolidated partnerships will be funded from the NOI of the respective consolidated partnership and additional capital contributions from the respective partners.

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

Non-GAAP Financial Measures

The supplemental performance measures described below may not be comparable to similarly titled measures used by other REITs. Consequently, our funds from operations (“FFO”), Normalized FFO and Normalized Funds Available for Distribution (“FAD”) may not provide a meaningful measure of our performance as compared to that of other REITs. Since other REITs may not use our definition of these performance measures, caution should be exercised when comparing our FFO, Normalized FFO and Normalized FAD to that of other REITs. These performance measures do not represent cash generated from operating activities in accordance with GAAP as they exclude the changes in operating assets and liabilities, and therefore should not be considered an alternative to net income as an indication of our performance or as an alternative to net cash flows from operating activities as determined in accordance with GAAP as a measure of our liquidity, and are not necessarily indicative of cash available to fund cash needs.

Funds From Operations - FFO

Our FFO per diluted share for the year ended December 31, 2025 increased $0.10 per share, or 2.2%, as compared to the year ended December 31, 2024 primarily due to new investments completed since January 1, 2024, partially offset by dispositions of real estate properties since January 1, 2024. FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and applied by us, is calculated using the two-class method with net income allocated to common stockholders and holders of unvested restricted stock awards by applying the respective weighted average shares outstanding during each period. The calculation of FFO begins with net income attributable to common stockholders (computed in accordance with GAAP) and excludes gains or losses on sales of real estate properties, impairments of real estate properties, and real estate depreciation and amortization after adjusting for unconsolidated partnerships and joint ventures, if any. FFO per diluted share attributable to common stockholders assumes the exercise of stock options and other potentially dilutive securities.

Our Normalized FFO per diluted share for the year ended December 31, 2025 increased $0.47 per share, or 10.7%, compared to the year ended December 31, 2024 primarily due to $12.4 million of non-cash write-offs of straight-line rents receivable related to the Discovery lease terminations in the year ended December 31, 2025 and $6.3 million of gains on forward equity sales agreements, net, in the year ended December 31, 2024. Normalized FFO excludes from FFO certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to including, impairments of non-real estate assets, gains or losses attributable to the acquisition and disposition of non-real estate assets and liabilities, and recoveries of previous write-downs.

FFO and Normalized FFO are important supplemental measures of operating performance for a REIT. Because the historical cost accounting convention used for real estate assets requires depreciation (except on land), such accounting presentation implies that the realizable value of real estate assets diminishes predictably over time. Since real estate asset values instead have historically risen and fallen with market conditions, presentation of operating results for a REIT that uses historical cost accounting for depreciation could be less informative and should be supplemented with a performance measure such as FFO. The term FFO was designed by the REIT industry to address this issue.

Funds Available for Distribution - FAD

Our Normalized FAD for the year ended December 31, 2025 increased $27.9 million, or 13.7%, compared to the year ended December 31, 2024. In addition to the adjustments made to net income attributable to common stockholders that are included in the calculation of Normalized FFO, Normalized FAD excludes the impact of straight-line rent revenue adjustments and the amortization of debt issuance costs and discounts. We also adjust Normalized FAD for the net change in our credit loss reserves, non-cash share-based compensation expense, SHOP capital expenditures, as well as certain non-cash items related to our equity method investment, such as straight-line lease expense and amortization of purchase accounting adjustments. Normalized FAD for the year ended December 31, 2025 includes an adjustment for transaction costs incurred related to a large SHOP transaction that did not materialize. Approximately $0.6 million of this adjustment related to amounts that were capitalized in other assets, net, on our consolidated balance sheet as of December 31, 2024.

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

The following table reconciles our net income attributable to common stockholders, the most directly comparable GAAP financial measure, to NAREIT FFO, Normalized FFO and Normalized FAD and provides supplemental information on basic and diluted earnings per share using these metrics ($ in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Net income attributable to common stockholders	$141,976	$137,867	$135,597
Elimination of certain non-cash items in net income:
Real estate depreciation and amortization	78,772	70,449	69,436
Real estate depreciation related to noncontrolling interests	(1,629)	(1,647)	(1,585)
Gains on sales of real estate properties, net	(456)	(6,678)	(14,721)
Impairments of real estate properties	—	654	1,642
NAREIT FFO attributable to common stockholders	218,663	200,645	190,369
Non-cash write-offs of straight-line rents receivable	12,350	1,452	—
Non-cash rental income related to operations
transfers upon early lease terminations	(1,375)	—	—
Other non-cash rental income	—	—	(2,500)
Proxy contest and related expenses	1,572	—	—
Gains on forward equity sales agreements, net	—	(6,261)	—
Loss on early retirement of debt	—	—	73
Gains on operations transfers, net	—	—	(20)
Normalized FFO attributable to common stockholders	231,210	195,836	187,922
Straight-line rent revenue adjustments	(5,085)	(4,483)	(6,961)
Straight-line rent revenue adjustments related to noncontrolling interests	(68)	(19)	58
Amortization of lease incentives	2,901	2,893	2,521
Amortization of lease incentives related to noncontrolling interests	(508)	(508)	(434)
Non-real estate depreciation	2,172	994	537
Non-real estate depreciation related to noncontrolling interests	(257)	(140)	(49)
Amortization of debt discount	453	322	322
Amortization of debt issuance costs	2,974	3,461	2,325
Adjustments related to equity method investment, net	(1,219)	(1,863)	(1,647)
Gains from equity method investment	(3,664)	(402)	(555)
Equity method investment capital expenditures	(671)	(293)	(210)
SHOP recurring capital expenditures	(1,937)	(1,948)	(1,845)
SHOP recurring capital expenditures related to noncontrolling interests	216	180	191
Equity method investment non-refundable fees received	2,339	1,357	1,327
Notes receivable credit (benefit) loss expense	(3,447)	4,641	(266)
Non-cash share-based compensation expense	5,576	4,182	4,605
Transaction costs	1,164	—	—
Normalized FAD attributable to common stockholders	$232,149	$204,210	$187,841

Basic:
Weighted average common shares outstanding	46,874,691	43,844,771	43,388,794
NAREIT FFO attributable to common stockholders per share	$4.66	$4.58	$4.39
Normalized FFO attributable to common stockholders per share	$4.93	$4.47	$4.33
Diluted:
Weighted average common shares outstanding	47,051,763	44,102,636	43,389,466
NAREIT FFO attributable to common stockholders per share	$4.65	$4.55	$4.39
Normalized FFO attributable to common stockholders per share	$4.91	$4.44	$4.33

Adjusted EBITDA

We consider Adjusted EBITDA to be an important supplemental financial measure because it provides information which we use to evaluate our performance and serves as an indication of our ability to service debt. We define Adjusted EBITDA as consolidated earnings before interest, income taxes, depreciation and amortization, excluding impairments of real estate properties and gains on dispositions and certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing Adjusted EBITDA for the current period to similar prior periods. These items include, but are not limited to, impairments of non-real estate assets, gains or losses on disposition of assets and liabilities, and recoveries of previous write-downs on mortgages and other notes. Adjusted EBITDA also includes our proportionate share of an unconsolidated equity method investment presented on a similar basis. Since others may not use our definition of Adjusted EBITDA, caution should be exercised when comparing our Adjusted EBITDA to that of other companies. Adjusted EBITDA reflect GAAP interest expense, which excludes amounts capitalized during the period.

The following table reconciles our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA ($ in thousands):

	Year Ended December 31,
	2025	2024	2023
Net income	$140,787	$136,639	$134,381
Depreciation and amortization	80,944	71,443	69,973
Interest	57,368	59,903	58,160
Franchise, excise and other taxes	1,080	38	449
Write-offs of straight-line rents receivable	12,141	1,452	—
Non-cash rental income related to operations
transfers upon early lease terminations	(1,375)	—	—
Notes receivable credit (benefit) loss expense	(3,447)	4,641	(266)
Gains on sales of real estate properties, net	(456)	(6,678)	(14,721)
Loss on early retirement of debt	—	—	73
Gains on forward equity sales agreements, net	—	(6,261)	—
Other non-cash rental income	—	—	(2,500)
Write-offs of transaction costs	608	—	—
Gains on operations transfers, net	—	—	(20)
NHI’s share of EBITDA adjustments for
unconsolidated subsidiaries	—	719	2,432
Impairments of real estate properties	—	654	1,642
Adjusted EBITDA	$287,650	$262,550	$249,603

Interest expense at contractual rates[1]	$53,941	$56,315	$55,603
Principal payments on debt, excluding
balloon payments	222	425	408
Fixed charges	$54,163	$56,740	$56,011

Fixed charge coverage	5.3x	4.6x	4.5x

1    Interest expense at contractual rates includes capitalized interest in the table above.

Net Operating Income

NOI is a non-GAAP supplemental financial measure used to evaluate the operating performance of real estate. We define NOI as total revenues, less tenant reimbursements and property operating expenses. We believe NOI provides investors relevant and useful information as it measures the operating performance of real estate assets at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations to our segments and to assess the property level performance of our investment portfolios.

The following table reconciles our net income, the most directly comparable GAAP financial measure, to NOI ($ in thousands):

	Year Ended December 31,
	2025	2024	2023
Net income	$140,787	$136,639	$134,381
Depreciation and amortization	80,944	71,443	69,973
Interest expense	57,368	59,903	58,160
Legal expense	2,666	1,052	507
Franchise, excise and other taxes	1,080	38	449
General and administrative expenses	26,868	20,736	19,314
Proxy contest and related expenses	1,572	—	—
Loan and realty (gains) losses, net	(3,447)	5,295	1,376
Gains on sales of real estate properties, net	(456)	(6,678)	(14,721)
Gains from equity method investment	(3,664)	(402)	(555)
Gains on forward equity sales agreements, net	—	(6,261)	—
Loss on early retirement of debt	—	—	73
Gains on operations transfers, net	—	—	(20)
Other income	—	—	(202)
NOI	$303,718	$281,765	$268,735

The following table provides a summary of our NOI by segment ($ in thousands):

	Year Ended December 31,
	2025	2024	2023
Real Estate Investments segment	$284,584	$269,127	$259,162
SHOP segment	19,134	12,170	9,222
Non-segment / corporate	—	468	351
Total NOI	$303,718	$281,765	$268,735

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to risks related to fluctuations in market interest rates that affect our indebtedness and our mortgage and other notes receivable. As of December 31, 2025, we had $329.0 million of principal amounts outstanding on indebtedness and $496.0 million of availability under our Credit Facility that are subject to variable interest rates.

We have historically used derivative financial instruments in the normal course of our business to mitigate interest rate risk. We do not use derivative financial instruments for speculative or trading purposes. We currently have no derivative financial instruments, but may engage in hedging strategies to manage our exposure to interest rate risk in the future depending on our analysis of the current interest rate environment and the costs and risks of such strategies.

Interest rate fluctuations generally will not affect our future results of operations or cash flows associated with our debt, mortgages and other notes at fixed interest rates unless these financial instruments mature or are otherwise terminated and we are seeking new borrowings or to refinance these borrowings. However, interest rate fluctuations will affect the fair values of our fixed rate financial instruments from period to period. Conversely, changes in interest rates related to our variable rate debt, mortgages and other notes will impact our future results of operations and cash flows but will not significantly affect the fair values of those financial instruments from period to period. Assuming a 50 basis point (“bps”) increase or decrease in the interest rates on the principal amounts due on our variable rate debt outstanding as of December 31, 2025 and assuming the amounts outstanding did not change during the period, our interest expense would increase or decrease annually by approximately $1.6 million.

The following table provides a summary of the interest rates on our debt ($ in thousands):

	December 31, 2025			December 31, 2024
			Weighted			Weighted
	Principal	% of	Average	Principal	% of	Average
	Amount	Total	Interest	Amount	Total	Interest
	Outstanding	Debt	Rate	Outstanding	Debt	Rate
Fixed rate debt:
2031 Senior Notes - unsecured	$400,000	33.9%	3.00%	$400,000	34.6%	3.00%
2033 Senior Notes - unsecured	350,000	29.7%	5.35%	—	—%	—%
Private placement loans - unsecured	100,000	8.5%	4.51%	150,000	13.0%	4.45%
Fannie Mae term loans - secured, non-recourse	—	—%	—%	75,815	6.6%	3.96%
Variable rate debt:
Revolving credit facility - unsecured	204,000	17.3%	4.71%	331,200	28.6%	5.75%
Bank term loan - unsecured	125,000	10.6%	4.91%	200,000	17.2%	5.95%
Total principal amounts of debt outstanding	$1,179,000	100.0%	4.32%	$1,157,015	100.0%	4.55%

The following table provides a summary of the sensitivity of our fixed rate debt as of December 31, 2025 to changes in market interest rates ($ in thousands):

	Principal		Fair Value
	Amount	Fair	After 50 bps	After 50 bps
	Outstanding	Value	Decrease	Increase
2031 Senior notes - unsecured	$400,000	$348,467	$358,278	$341,700
2033 Senior notes - unsecured	350,000	347,127	360,295	339,406
Private placement term loans - unsecured	100,000	98,638	99,160	98,120

Substantially all of our investments in mortgages and other notes are negotiated at fixed interest rates. As of December 31, 2025, the principal amounts outstanding on these investments totaled $218.7 million and the estimated fair values, discounted for the change in the risk-free interest rate, totaled $201.5 million. A 50 bps increase in market interest rates as of December 31, 2025 would decrease the total estimated fair values of our mortgage and other notes receivable by approximately $74.7 million and a 50 bps decrease in market interest rates would increase the estimated fair values of our mortgage and other notes receivable by approximately $203.6 million.

Inflation Risk

Our tenant leases generally provide for annual escalators in contractual rent due to us based on a fixed rate of increase or a variable index, such as CPI. Our tenant leases which are subject to an annual escalator based on CPI may also contain a minimum or maximum cap on the annual increase. Substantially all of our leases include a provision that requires the tenant to pay the operating expenses of the respective property, whether paid directly by the tenant or reimbursed to us. We believe that inflationary increases experienced by us will be at least partially offset by the contractual rent increases and operating expense reimbursements described above.

In addition, inflation, both real and anticipated, as well as any resulting government policies have affected and could continue to adversely affect the costs of labor, goods and services experienced by our operators in the SHOP segment. In periods of inflation, the increases in operating costs experienced by our operators could exceed the corresponding increases in revenues which may adversely affect our operators’ and borrowers’ ability to make rent and loan payments to us under the terms of the agreements. Additionally, our financial condition and results of operations may be adversely affected by any shortfall experienced by our operators during periods of inflation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
National Health Investors, Inc.
Murfreesboro, Tennessee

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of National Health Investors, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

ATM Forward Sale Agreements

As described in Notes 2 and 11 of the Company’s consolidated financial statements, the Company has entered into ATM forward sale agreements relating to shares of its common stock through its at-the-market equity program. The forward sale price that the Company will receive upon settlement of the ATM forward sale agreements will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread adjustment and (ii) scheduled dividends during the term of the ATM forward sale agreements. The ATM forward sale agreements qualified for equity treatment on the consolidated balance sheet as of December 31, 2025.

We identified the evaluation of the terms and conditions to determine the classification and recognition of certain of the ATM forward sale agreements as a critical audit matter. Auditing the classification and recognition based on the terms and conditions of these ATM forward sale agreements was especially challenging due to the inherent complexities of the agreements and relevant accounting guidance. Auditing these elements required an increased level of audit effort, including the involvement of professionals with specialized skill and knowledge in the relevant technical accounting.

The primary procedures we performed to address this critical audit matter included:

•Inspecting certain underlying ATM forward sale agreements to understand the relevant terms.
•Utilizing firm personnel with expertise in the relevant technical accounting to assist in evaluating the Company’s application of the relevant technical accounting for certain of the ATM forward sale agreements.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2004.

Nashville, Tennessee
February 26, 2026

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share amounts)

	December 31,
	2025	2024
Assets:
Real estate properties:
Land	$221,660	$191,909
Buildings, building improvements and intangible assets	3,055,866	2,751,071
Construction in progress	18,214	10,568
Total real estate properties	3,295,740	2,953,548
Less: Accumulated depreciation and amortization	(821,982)	(742,295)
Total real estate properties, net	2,473,758	2,211,253
Mortgage and other notes receivable, net of credit loss reserves of
$15,397 and $20,249, respectively	203,296	268,926
Cash and cash equivalents	19,624	24,289
Straight-line rents receivable	78,891	87,150
Assets held for sale, net	3,562	—
Other assets, net	17,756	22,753
Total assets[1]	$2,796,887	$2,614,371

Liabilities and Equity:
Liabilities:
Debt, net	$1,163,814	$1,146,041
Accounts payable and other liabilities	43,734	37,757
Dividends payable	44,439	41,119
Deferred income	4,996	4,277
Total liabilities[1]	1,256,983	1,229,194
Commitments and contingencies
Redeemable noncontrolling interest	10,195	9,790
Equity:
National Health Investors, Inc. stockholders’ equity:
Common stock, $0.01 par value per share; 100,000,000 shares authorized;
48,302,944 and 45,687,942 shares issued and outstanding, respectively	483	457
Capital in excess of par value	1,922,713	1,736,831
Retained earnings	2,747,006	2,604,829
Cumulative dividends	(3,148,659)	(2,975,642)
Total National Health Investors, Inc. stockholders’ equity	1,521,543	1,366,475
Noncontrolling interests	8,166	8,912
Total equity	1,529,709	1,375,387
Total liabilities and equity	$2,796,887	$2,614,371

1    The consolidated balance sheets included the following amounts related to our consolidated variable interest entities: $403.4 million and $505.9 million of real estate properties, net; $9.1 million and $9.7 million of cash and cash equivalents; $0.6 million and $10.0 million of straight-line rents receivable; $4.2 million and $7.5 million of other assets, net; and $5.5 million and $5.7 million of accounts payable and other liabilities as of December 31, 2025 and 2024, respectively.

See the accompanying notes to the consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023

Revenues:
Rental income	$271,600	$257,049	$249,227
Resident fees and services	80,062	54,421	48,809
Interest and other income	23,966	23,711	21,799
Total revenues	375,628	335,181	319,835
Expenses:
Depreciation and amortization	80,944	71,443	69,973
Interest	57,368	59,903	58,160
Senior housing operating expenses	60,928	42,251	39,587
Legal	2,666	1,052	507
Franchise, excise and other taxes	1,080	38	449
General and administrative	26,868	20,736	19,314
Proxy contest and related	1,572	—	—
Taxes and insurance on leased properties	10,982	11,165	11,513
Loan and realty (gains) losses, net	(3,447)	5,295	1,376
Total expenses	238,961	211,883	200,879
Gains on operations transfers, net	—	—	20
Gains on sales of real estate properties, net	456	6,678	14,721
Gains from equity method investment	3,664	402	555
Loss on early retirement of debt	—	—	(73)
Gains on forward equity sales agreements, net	—	6,261	—
Other income	—	—	202
Net income	140,787	136,639	134,381
Add: Net loss attributable to noncontrolling interests	1,390	1,346	1,273
Net income attributable to stockholders	142,177	137,985	135,654
Less: Net income attributable to unvested restricted stock awards	(201)	(118)	(57)
Net income attributable to common stockholders	$141,976	$137,867	$135,597

Weighted average common shares outstanding:
Basic	46,874,691	43,844,771	43,388,794
Diluted	47,051,763	44,102,636	43,389,466

Earnings per share:
Basic	$3.03	$3.14	$3.13
Diluted	$3.02	$3.13	$3.13

See the accompanying notes to the consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$140,787	$136,639	$134,381
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	80,944	71,443	69,973
Amortization of lease incentives	2,901	2,893	2,521
Amortization of commitment fees and notes receivable discounts	(920)	(116)	(412)
Amortization of debt issuance costs and discounts	3,427	3,783	2,647
Payments of lease incentives	—	—	(10,000)
Share-based compensation expense	5,576	4,182	4,605
Non-cash rental income related to operations transfers
upon early lease terminations	(1,375)	—	—
Other non-cash rental income	—	—	(2,500)
Non-cash changes in straight-line rents receivable	7,265	(3,031)	(6,961)
Non-cash interest income on mortgage and other notes receivable	(1,735)	(124)	(1,302)
Non-cash lease incentives recognized as interest and other income	—	(100)	—
Loan and realty (gains) losses, net	(3,447)	5,295	1,376
Gains on sales of real estate properties, net	(456)	(6,678)	(14,721)
Gains from equity method investment	(3,664)	(402)	(555)
Loss on early retirement of debt	—	—	73
Gains on forward equity sales agreements, net	—	(6,261)	—
Changes in operating assets and liabilities:
Other assets, net	57	(1,900)	(705)
Accounts payable and other liabilities	5,490	3,285	5,929
Deferred income	1,713	(1,140)	101
Net cash provided by operating activities	236,563	207,768	184,450
Cash flows from investing activities:
Acquisitions of real estate properties	(274,068)	(138,128)	(38,081)
Investments in existing real estate properties and equipment	(19,966)	(19,803)	(11,475)
Proceeds from sales of real estate properties	—	6,179	57,031
Investments in mortgage and other notes receivable	(71,110)	(60,412)	(35,625)
Payments received on mortgage and other notes receivable	92,331	19,447	13,465
Distributions from equity method investment	3,664	402	3,055
Net cash used in investing activities	(269,149)	(192,315)	(11,630)
Cash flows from financing activities:
Proceeds from revolving credit facility	694,000	449,700	364,000
Repayments of revolving credit facility	(821,200)	(363,500)	(161,000)
Borrowings on bank term loan	—	—	200,000
Repayments of bank term loan and private placement notes	(200,815)	(75,436)	(415,427)
Proceeds from issuance of senior notes	346,161	—	—
Payments of debt issuance costs	(3,881)	(3,486)	(2,747)
Proceeds from issuance of common shares, net	181,533	142,394	—
Payments of equity issuance costs	(767)	(930)	—
Capital contributions from noncontrolling interests	1,746	1,170	2,973
Distributions paid to noncontrolling interests	(917)	(1,151)	(1,280)
Dividends paid to stockholders	(169,696)	(156,510)	(156,238)
Taxes paid related to net settlement of stock incentive awards	(456)	(5,819)	—
Net cash provided by (used in) financing activities	25,708	(13,568)	(169,719)
(Decrease) increase in cash, cash equivalents and restricted cash	(6,878)	1,885	3,101
Cash, cash equivalents and restricted cash at the beginning of the year	26,502	24,617	21,516
Cash, cash equivalents and restricted cash at the end of the year	$19,624	$26,502	$24,617

See the accompanying notes to the consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
($ in thousands)

	Year Ended December 31,
	2025	2024	2023
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$51,497	$55,374	$51,897
Supplemental disclosures of non-cash investing and financing activities:
Real estate properties acquired to settle mortgage notes receivable	50,800	22,184	14,200
Increase in liabilities associated with acquisitions of real estate properties	778	—	—
Assets received upon early lease terminations	1,375	—	—
Right of use assets acquired in exchange for finance lease liabilities	139	344	101
Changes in other assets related to sales of real estate properties	—	—	325
Changes in accounts payable related to real estate property renovations	(95)	(250)	—
Changes in accounts payable related to debt issuance costs	—	189	—
Changes in accounts payable related to noncontrolling interest distributions	(241)	16	6
Increases in notes receivable from sales of real estate properties	—	9,000	2,249
Reclassification of prepaid equity issuance costs to capital in excess of par value	—	471	275

See the accompanying notes to the consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
($ in thousands except per share amounts)

			Capital in
	Common Stock		Excess of	Retained	Cumulative	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Dividends	Interests	Equity
Balances at December 31, 2022	43,388,742	$434	$1,599,427	$2,331,190	$(2,660,826)	$9,856	$1,280,081
Net income (loss), excluding a net loss of $1,091
attributable to redeemable noncontrolling interest	—	—	—	135,654	—	(182)	135,472
Equity issuance costs	—	—	(275)	—	—	—	(275)
Share-based compensation expense	—	—	4,605	—	—	—	4,605
Grants of restricted stock awards	21,000	—	—	—	—	—	—
Shares issued due to stock option exercises	99	—	—	—	—	—	—
Capital contributions from noncontrolling interests,
excluding $922 attributable to redeemable
noncontrolling interest	—	—	—	—	—	2,051	2,051
Distributions declared to noncontrolling interests	—	—	—	—	—	(1,286)	(1,286)
Dividends declared, $3.60 per share	—	—	—	—	(156,257)	—	(156,257)
Balances at December 31, 2023	43,409,841	$434	$1,603,757	$2,466,844	$(2,817,083)	$10,439	$1,264,391
Net income (loss), excluding a net loss of $916
attributable to redeemable noncontrolling interest	—	—	—	137,985	—	(430)	137,555
Issuance of common shares, net	2,065,878	21	142,373	—	—	—	142,394
Equity issuance costs	—	—	(1,401)	—	—	—	(1,401)
Share-based compensation expense	—	—	4,182	—	—	—	4,182
Grants of restricted stock awards	15,000	—	—	—	—	—	—
Shares issued due to stock options exercised	197,453	2	—	—	—	—	2
Taxes paid related to net settlement of stock
incentive awards	(230)	—	(5,819)	—	—	—	(5,819)
Reclassification of forward equity sales agreements	—	—	(6,261)	—	—	—	(6,261)
Capital contributions from noncontrolling interests,
excluding $1,100 attributable to redeemable
noncontrolling interest	—	—	—	—	—	70	70
Distributions declared to noncontrolling interests,
excluding $50 attributable to redeemable
noncontrolling interest	—	—	—	—	—	(1,167)	(1,167)
Dividends declared, $3.60 per share	—	—	—	—	(158,559)	—	(158,559)
Balances at December 31, 2024	45,687,942	$457	$1,736,831	$2,604,829	$(2,975,642)	$8,912	$1,375,387
Net income (loss), excluding a net loss of $999
attributable to redeemable noncontrolling interest	—	—	—	142,177	—	(391)	141,786
Issuance of common shares, net	2,533,632	25	181,083	—	—	—	181,108
Equity issuance costs	—	—	(342)	—	—	—	(342)
Share-based compensation expense	—	—	5,576	—	—	—	5,576
Grants of restricted stock awards	29,500	—	—	—	—	—	—
Shares issued due to stock options exercised	53,057	1	—	—	—	—	1
Taxes paid related to net settlement of stock
incentive awards	(1,187)	—	(456)	—	—	—	(456)
Capital contributions from noncontrolling interests,
excluding $1,440 attributable to redeemable
noncontrolling interest	—	—	—	—	—	306	306
Distributions declared to noncontrolling interests,
excluding $36 attributable to redeemable
noncontrolling interest	—	—	—	—	—	(938)	(938)
Reversal of previously declared distributions
to noncontrolling interest upon liquidation	—	—	—	—	—	298	298
Purchase of noncontrolling interest	—	—	21	—	—	(21)	—
Dividends declared, $3.64 per share	—	—	—	—	(173,017)	—	(173,017)
Balances at December 31, 2025	48,302,944	$483	$1,922,713	$2,747,006	$(3,148,659)	$8,166	$1,529,709

See the accompanying notes to the consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of the Business

National Health Investors, Inc. (“NHI”, the “Company”, “we”, “us” or “our”), established in 1991 as a Maryland corporation, is a self-managed real estate investment trust (“REIT”). We own, lease, operate and finance the development of high-quality real estate properties, focusing on senior housing communities and medical facilities. We operate through two reportable segments, Real Estate Investments and Senior Housing Operating Portfolio (“SHOP”). Our investments in senior housing communities, also referred to as senior housing properties (“SHO”), include independent living facilities (“ILF”), assisted living facilities (“ALF”), entrance fee communities (“EFC”) and senior living campuses (“SLC”). Our investments in medical facilities include skilled nursing facilities (“SNF”) and hospitals (“HOSP”).

As of December 31, 2025, our Real Estate Investments segment consisted of gross real estate investments of $2.7 billion in 176 properties, excluding one property classified as assets held for sale, which are located in 32 states and leased pursuant primarily to triple-net leases to 31 tenants. These investments included 110 SHOs, 65 SNFs and one HOSP. Additionally, our investments included $218.7 million in principal amounts of mortgage and other notes receivable, excluding $15.4 million of credit loss reserves.

As of December 31, 2025, our SHOP segment consisted of gross real estate investments of $634.3 million in 26 senior housing communities located in 13 states and comprised of 17 ILFs, six SLCs and three ALFs with a combined total of 3,009 units. We outsource the operations at these properties to third-party managers and pay a management fee for these services. As of December 31, 2025, 16 of our senior housing communities were held in consolidated partnerships in which the noncontrolling common equity interests are owned by affiliates of the respective managers.

References in these consolidated financial statements to property, unit and bed counts are outside the scope of our independent registered accounting firm’s audit.

Note 2. Significant Accounting Policies

Principles of Consolidation

Our consolidated financial statements include our wholly owned subsidiaries and partnerships that we control through voting rights or other means. All intercompany transactions and balances are eliminated in consolidation.

We evaluate our contractual arrangements with other entities to identify those relationships in which control is achieved through means other than voting rights. A variable interest entity (“VIE”) is broadly defined as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity’s activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.

When the VIE criteria have been met, we perform an additional assessment to identify which business enterprise represents the primary beneficiary of the VIE. The primary beneficiary of the VIE is the business enterprise that has both (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. If we conclude that we are the primary beneficiary of the VIE, we consolidate the entity. The designation of an entity as a VIE is reassessed upon certain events, including but not limited to (i) a change to the contractual arrangements of the entity or in the ability of a party to exercise its participation or kick-out rights, (ii) a change to the capitalization structure of the entity or (iii) acquisitions or sales of interests that constitute a change in control. Reference Note 17 for additional information on our VIEs.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts in the consolidated financial statements and accompanying notes have been reclassified to conform with the current year presentation.

Segments

We operate our business through two reportable segments, Real Estate Investments and SHOP. In our Real Estate Investments segment, our investments include (i) the ownership of senior housing and medical facilities which we lease to third-party healthcare operators and (ii) financing arrangements with our tenants, operators, or affiliates of our tenants and operators, and other third parties, primarily mortgages, construction loans, mezzanine loans and revolving lines of credit which fund acquisitions, construction projects and working capital needs associated with healthcare properties. In our SHOP segment, we invest in both the operations and real estate of senior housing communities and utilize third-party managers to operate these properties on our behalf.

Revenue Recognition

Rental Income

We generate rental income from the properties in our Real Estate Investments segment pursuant to lessor leases between us and the tenants who operate these properties. These leases are typically triple-net operating leases with fixed annual escalators. We recognize the contractual amount of base rental income from a tenant lease using the straight-line method over the initial term of the lease, subject to a collectability assessment. Certain of our leases provide for additional contingent rent based on a percentage of the tenant’s revenue in excess of a specified annual or quarterly base amount or other threshold as defined in the lease agreement. We recognize contingent rent as rental income when the actual results reported by the tenant have exceeded the applicable base amount or threshold.

Our leases are primarily triple-net leases in which the tenant pays the related expenses for property taxes and insurance either directly to the third-party vendor or as a reimbursement to us. Upon adoption, we elected the lessor practical expedient within Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”), which permits us to combine the lease and non-lease components of our tenant leases as the timing and pattern of transfer of the underlying services to the tenant are the same. We determined the lease component is the predominant component within these contracts in accordance with ASC 842 and therefore recognize the revenues from these contracts under ASC 842. As a result, tenant reimbursements of property operating expenses, which may include property taxes and insurance, are recognized as rental income in our consolidated statements of income. The corresponding expenses incurred by us are recognized in taxes and insurance on leased properties in our consolidated statements of income.

At lease inception, we may make certain payments to our tenants that are treated as lease incentives. These amounts are amortized over the respective lease term and recognized as a reduction of rental income in our consolidated statements of income. Certain lease incentives are inducements subject to a contingent event. We recognize contingent lease inducements in the period in which the uncertainty associated with the contingent consideration becomes probable that it will be subsequently resolved and that a significant reversal of amounts recognized in revenues is not likely to occur. We recognize lease incentives in other assets, net, on our consolidated balance sheets.

We assess the collectability of lease payments due from tenants on a regular basis taking into consideration factors, such as a change in the tenant’s payment history, the current financial condition of the tenant, other new business or market conditions that may affect the tenant’s operations and changes in economic conditions in the geographical areas where the tenant operates. In the event that we determine the future collectability of substantially all lease payments of a tenant are no longer probable, we write off the related accounts receivable and straight-line rents receivable in the period in which this determination becomes known as a reduction of rental income and begin recognizing rental income from the tenant on a cash basis. Any recoveries of previously written-off accounts receivable are recognized as rental income in the period payment is received. Reference the “Cash Basis Tenants” section in Note 5.

Resident Fees and Services

We generate resident fees and services revenues from the senior housing communities in our SHOP segment pursuant to independent agreements for each residential unit at these communities. These revenues include resident room and care charges, community fees and other charges for optional services available to the residents.

Resident agreements generally have terms of 30 days to one year and are cancelable by the resident with 30-day notice. We typically bill residents a fixed monthly fee at the beginning of each month for room fees, community fees and general care services. Certain of the more individualized need-based and optional services are billed to residents monthly in arrears. Upon adoption of ASC 842, we elected the lessor practical expedient which permits us to combine the lease and non-lease components of our resident agreements as the timing and pattern of transfer of the underlying services to the resident are the same. We determined that the non-lease component is the predominant component within these contracts in accordance with ASC 842 and therefore recognize the revenues from these contracts under ASC 606, Revenue Recognition from Contracts with Customers (“ASC 606”). Resident fees and services revenues are recognized as services are provided.

Interest Income from Mortgage and Other Notes Receivable

We recognize interest income as earned based on the interest rates and principal amounts outstanding on our mortgage and other notes receivable. Accrued interest on mortgage and other notes receivable is included in other assets, net, on our consolidated balance sheets. We assess the collectability of our mortgage and other notes receivable on a regular basis taking into consideration factors, such as the borrower’s timeliness of required payments, the borrower’s current financial condition and the borrower’s compliance with other covenants and terms of the loan agreement. If we conclude that a loan has become non-performing, we place it on non-accrual status in the period in which it becomes known and probable that the borrower cannot pay the contractual amounts due to us. A non-performing loan is returned to accrual status if the borrower becomes contractually current on payments and management believes all future principal and interest will be received from the borrower in accordance with the terms of the loan agreement. Reference the “Non-Performing Notes” section in Note 4.

Real Estate Properties

Our investments in real estate properties are accounted for as asset acquisitions. We allocate the purchase price to the identified tangible and intangible assets based on the relative fair values of the assets as of the acquisition date. The related transaction costs are included in the purchase price allocation. Contingent consideration deemed to be probable at the acquisition date, if any, is also included in the purchase price allocation to the extent that a significant reversal of amounts recognized is not likely to occur and the uncertainty associated with the contingent consideration has been resolved.

We use the straight-line method of depreciation for buildings over their estimated useful lives ranging from 30 to 40 years and building improvements over their estimated useful lives ranging from five to 25 years. Repairs and maintenance costs are expensed as incurred. Our intangible assets consist of in-place leases which are amortized using the straight-line method over the estimated absorption period.

Impairment of Long-Lived Assets

We monitor events and changes in circumstances, including investment operating performance and general market conditions, which could indicate that the carrying amounts of our long-lived assets may not be recoverable. When indicators of potential impairment are present, we assess whether an impairment charge is needed by comparing the future estimated undiscounted cash flows and eventual disposition of the identified asset to its carrying amount. If recognition of an impairment charge is necessary, it is measured as the amount by which the carrying value of the identified asset exceeds its estimated fair value. Impairment charges are included in loan and realty (gains) losses, net, in our consolidated statements of income.

Assets Held for Sale

We classify real estate properties as assets held for sale on our consolidated balance sheets when the following conditions are met: (i) management commits to a plan to sell the property, (ii) the property is available for immediate sale in its present condition, (iii) an active program to locate a buyer has been initiated, (iv) the property is being marketed for sale at a price that is reasonable given our estimate of its current market value, (v) a sale is highly probable within one year and (vi) it is unlikely that the disposal plan will be significantly modified or discontinued.

If a real estate property meets the criteria to be classified as an asset held for sale, we remeasure the asset at the lower of the carrying amount and the estimated fair value less cost to sell and upon reclassification, we no longer depreciate the property. We estimate the fair value of a property using a market approach that takes into consideration any recent binding agreements for sales of similar properties, any recent purchase offers we have received for the property and estimates based on broker quotes and third-party valuations. If a property subsequently no longer meets the criteria to be classified as held for sale, it is reclassified as a held and used asset and remeasured at the lower of the original carrying amount before the asset was classified as held for sale, adjusted for any depreciation expense not recognized while it was classified as held for sale and the fair value.

Mortgage and Other Notes Receivable

Mortgage and other notes receivable consist of mortgages, construction loans, mezzanine loans and revolving lines of credit investments with certain of our tenants, operators, or affiliates of our tenants and operators, and other third parties. Mortgage and other notes receivable are recognized on our consolidated balance sheets net of any deferred origination fees, discounts, premiums and valuation allowances. We amortize deferred origination fees, discounts and premiums over the contractual life of a loan using the effective interest method. If a loan is repaid prior to its contractual maturity date, we recognize the remaining unamortized balances of deferred origination fees, discounts and premiums in the period the loan is repaid.

Credit Loss Reserves on Mortgage and Other Notes Receivable

We evaluate the collectability of our mortgage and other notes receivable and establish reserves for expected credit losses at the inception of these investments and subsequently on a quarterly basis at the end of the period. The calculation of our credit loss reserves is based on our estimate of the total future credit losses we expect to incur over the remaining amortization periods of the loans. As a result, we may recognize some credit loss expense prior to the actual events of default. Credit loss expense is recognized in loan and realty (gains) losses, net, in our consolidated statements of income.

Our models for estimating the future expected credit losses on mortgage and construction loans are calculated on a collective basis for these types of loans. Our models for estimating the future expected credit losses on mezzanine loans and revolving lines of credit are calculated on an individual loan basis or a borrower-specific basis for these types of loans. We use a combination of credit quality indicators in our models including, among others, the current payment status of the loans, the overall financial strength of the borrowers and any guarantors, historical information on any loan write-offs related to our borrowers and the nature, extent and value of underlying collateral on the loans. In addition, we adjust our models using the probability of default method related to any current economic or other conditions occurring or becoming known during the reporting period and any changes in our most recent forecasts that exist as of the end of the reporting period which impact our previous estimates of necessary credit loss reserves. For construction loans, we perform an assessment each reporting period end of the probability that we will acquire any properties in the event of default on any of these loans and, when necessary, reduce the basis of the applicable loans by the amounts that we expect to recover when construction of the applicable properties is complete.

Estimating our credit loss reserves involves significant judgment of our management. We may choose to perform additional qualitative assessments beyond those described above and apply adjustments as necessary in estimating our credit loss reserves. It is possible that our actual credit losses will differ materially from our estimates.

Fair Value Measurements

Under GAAP, we are required to measure certain financial instruments at fair value on a recurring basis. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered hierarchy approach which requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs.

The three levels of inputs used to measure fair value in the GAAP hierarchy are as follows:

•Level 1 measurements include inputs based on quoted prices in active markets for identical assets or liabilities.
•Level 2 measurements include observable inputs, other than quoted prices described in Level 1 of the hierarchy, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active and other inputs that can be corroborated by observable market data.
•Level 3 measurements include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities including, but not limited to, pricing models, discounted cash flow methodologies and other similar techniques.

If the fair value measurement is based on inputs from different levels of the hierarchy, the level within which the entire fair value measurement falls is the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the asset or liability. When an event or circumstance alters our assessment of the observability and thus the appropriate classification of an input to a fair value measurement which we deem to be significant to the fair value measurement in its entirety, we disclose the transfer of the fair value measurement to the appropriate level within the hierarchy.

Concentrations of Credit Risks

We have credit risks related to our tenants, borrowers and managers. Our investments portfolio, consisting of real estate properties and mortgage and other notes receivable, subjects us to the possibility of incurring losses that may result from the failure of other parties to perform according to their contractual obligations with us or may result from a decline in market prices which may make our investments less valuable. Our mortgage and other notes receivable primarily consist of secured loans on healthcare facilities. We require collateral and other protective rights from our borrowers which we continually monitor to reduce our potential risks of incurring losses on these investments. Our management performs periodic reviews of our investments on an individual basis to assess for necessary reserves for potential losses.

We also have credit risks related to our cash and cash equivalents, which are primarily held in bank accounts and overnight investments. We maintain our bank deposit accounts with large financial institutions in amounts that may exceed federally insured limits. We have not experienced any losses related to these accounts.

Cash, Cash Equivalents and Restricted Cash

Our cash equivalents consist of all highly liquid investments with original maturities of three months or less. Our restricted cash includes amounts required to be held on deposit or subject to an agreement.

The following table provides a reconciliation of cash, cash equivalents and restricted cash from our consolidated statements of cash flows to the amounts included on our consolidated balance sheets ($ in thousands):

	December 31,
	2025	2024
Balances at the beginning of the year:
Cash and cash equivalents	$24,289	$22,347
Restricted cash[1]	2,213	2,270
Total cash, cash equivalents and restricted cash	$26,502	$24,617
Balances at the end of the year:
Cash and cash equivalents	$19,624	$24,289
Restricted cash[1]	—	2,213
Total cash, cash equivalents and restricted cash	$19,624	$26,502

1    Restricted cash is included in other assets, net, on our consolidated balance sheets.

Deferred Income

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

Deferred Financing Costs

Deferred financing costs include capitalized debt issuance costs, discounts and premiums incurred in connection with the issuance, assumption or modification of debt instruments. We amortize debt issuance costs, discounts and premiums separately by debt instrument over the maturity period of the related debt instrument using the straight-line method, which approximates the effective interest method. Deferred financing costs are recognized as a reduction to debt, net, on our consolidated balance sheets.

Leases - Lessee

We evaluate our leases in which we are the lessee at inception to determine whether the lease meets the criteria for classification as an operating lease or a finance lease. Right-of-use (“ROU”) assets and lease liabilities are initially recognized based on the present value of lease payments over the lease term calculated using our incremental borrowing rate unless the implicit rate of the lease is readily determinable. Our incremental borrowing rate is the interest rate we would have to pay to borrow on a collateralized basis over a similar term in a similar economic environment. Our ROU assets also include any upfront lease payments made and exclude lease incentives. We include any options to extend or terminate a lease in the lease term when it is reasonably certain that those options will be exercised. We elected the short-term lease recognition exemption and the practical expedient to not separate lease and non-lease components.

ROU assets and lease liabilities are recognized in real estate properties, net, and accounts payable and other liabilities, respectively, on our consolidated balance sheets. We recognize the amortization of ROU assets related to operating leases on a straight-line basis in general and administrative expenses in our consolidated statements of income. We recognize the amortization of ROU assets for finance leases on a straight-line basis in depreciation and amortization expense. Rent expense is recognized on a straight-line basis in general and administrative expenses.

Noncontrolling Interests

We assess our arrangements with noncontrolling interest holders to determine the appropriate balance sheet classification based on the redemption rights and other rights held by the noncontrolling interest holders. Contingently redeemable noncontrolling interests are initially recognized at the greater of the initial carrying value or the redemption value and subsequently adjusted to reflect contributions and distributions of the noncontrolling interest and its share of the partnership’s net income or loss each period. In the period in which the contingencies for redemption of the noncontrolling interest’s shares are met or become probable of being met at a future date, we accrete the carrying value to the redemption value over the expected redemption period with an offsetting adjustment to capital in excess of par value.

Forward Equity Sales Transactions

We have entered into, and may continue to enter into, forward equity sales agreements relating to shares of our common stock, either through our at-the-market (“ATM”) equity program or through underwritten public offerings. These agreements may be physically settled in our common stock, settled in cash or net share settled at our election. The forward sales price that we will receive upon physical settlement of a forward equity sales agreement will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread adjustment and (ii) scheduled dividends during the term of the forward equity sales agreements. To the extent a forward equity sales agreement does not meet all the criteria to qualify for equity treatment on our consolidated balance sheets under ASC 815, Derivatives and Hedging (“ASC 815”), we recognize the change in its fair value during the period in net income in our consolidated statements of income. As of December 31, 2025, our forward equity sales agreements met the criteria to be classified as equity on our consolidated balance sheet.

Shares issuable under a forward equity sales agreement are reflected in our diluted earnings per share calculations using the treasury stock method. Under this method, the number of common shares used in calculating our diluted earnings per share for each period is deemed to be increased by the excess, if any, of the number of common shares that would be issued upon full physical settlement of the forward equity sales agreements over the number of common shares that could be purchased by us in the market, as determined based on the average market price during the period, using the proceeds receivable upon full physical settlement, as determined based on the weighted average forward price during the period.

Management Fees

Management fees paid to the third-party operators of the real estate properties in our SHOP segment are recognized as expense over the period of the management contract with us. Generally, our management fee structure includes a base management fee of 5.0% of net revenue and may also include a real estate services fee of 5.0% of real estate costs incurred during any calendar year that exceed a threshold. Incentive management fees, if any, are recognized as expense beginning in the calendar year period in which the applicable threshold is met.

Share-Based Compensation Expense

We measure and recognize share-based compensation expense upon issuing stock incentive awards based on the grant date fair value of the award which is amortized over the requisite service period in accordance with the terms of each agreement. The fair values of stock options are estimated on the respective grant dates using the Black-Scholes option pricing model. The fair values of restricted stock awards are determined based on the closing market price of our common stock on the individual dates of grant. We recognize forfeitures of awards as a reduction to share-based compensation expense in the periods in which they occur. Share-based compensation expense is recognized in general and administrative expenses in our consolidated statements of income. Share-based compensation expense for awards with performance-based vesting conditions is recognized based on our estimate of the ultimate value of the awards after considering our expectations of future performance.

Income Taxes

We intend at all times to qualify as a REIT in accordance with the Internal Revenue Code. We will generally not be subject to U.S. federal income taxes provided that we continue to meet the necessary qualifications of a REIT. A failure to qualify with the applicable REIT rules and regulations would have a material adverse impact on our consolidated financial position, results of operations and cash flows.

Certain activities that we undertake may be conducted by subsidiary entities that have elected to be treated as taxable REIT subsidiaries (“TRS”). TRSs are subject to federal, state and local income taxes. Accordingly, we include a provision for federal, state and local income taxes in our consolidated financial statements, when applicable. The One Big Beautiful Bill Act, which passed on July 4, 2025, contains legislation increasing the percentage limit under the REIT asset test applicable to TRSs from 20% to 25%. This change applies to taxable years beginning after December 31, 2025.

We account for deferred income taxes using the asset and liability method and recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our consolidated financial statements or tax returns. Under this method, we determine deferred tax assets and liabilities based on the differences between the financial reporting and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Any increase or decrease in the deferred tax liability that results from a change in circumstances, and that causes a change in our judgment about expected future tax consequences of events, is included in our income tax provision in the period such change occurs. Deferred tax assets also reflect net operating loss and tax credit carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of a deferred tax asset will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes a change in our judgment about the realizability of the related deferred tax asset, is included in our income tax provision in the period such change occurs.

We classify interest and penalties related to uncertain tax positions, if any, in our consolidated statements of income as a component of income tax expense. Earnings and profits, which determine the taxability of dividends to our stockholders, differ from our net income for financial reporting purposes primarily due to differences in the basis of assets, the estimated useful lives used to compute depreciation and amortization of real property, gains on sales of real estate properties, non-cash compensation expense and the recognition of commitment fees.

We are subject to state and local income taxes in certain states where we operate. State and local income taxes are included in franchise, excise and other taxes in our consolidated statements of income. Certain of our tenant leases include a provision requiring the tenant to reimburse us for certain taxes. Tenant reimbursements are recognized on a gross basis in our consolidated statements of income in rental income and taxes and insurance on leased properties

Earnings Per Share

Our unvested restricted stock awards contain non-forfeitable rights to dividends and accordingly, these awards are deemed to be participating securities. As a result, we apply the two-class method to calculate basic and diluted earnings per share. Under the two-class method, we allocate net income to common stockholders and the holders of unvested restricted stock awards using the weighted average shares outstanding for each class and based on their respective participation rights to dividends declared and undistributed earnings. The computation of diluted earnings per share also includes the effect of potentially dilutive securities issued.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses which requires public entities to enhance transparency of income statement disclosures on an interim and annual basis by providing additional disaggregated information related to certain costs and expenses. This guidance is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027 with early adoption permitted. We are currently evaluating the potential impact of this accounting standard on our consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures which includes amendments to existing guidance that further enhance income tax disclosures, primarily through standardization of income tax rate reconciliation categories and requiring disaggregation of income taxes paid by jurisdiction. We adopted ASU 2023-09 effective December 31, 2025.

Note 3. Real Estate Properties

Asset Acquisitions

2025 Acquisitions

During the year ended December 31, 2025, we completed the following acquisitions of real estate properties ($ in thousands):

					Buildings,
					Building
					Improvements
		Number of	Asset		and Intangible
Operator / Manager	Period	Properties	Class	Land	Assets	Total
Real Estate Investments segment:
Generations, LLC	Q1 2025	1	SLC	$3,062	$18,138	$21,200
Mainstay Healthcare	Q1 2025	1	ALF	2,864	5,736	8,600
Juniper Communities, LLC	Q1 2025	1	ALF	4,154	42,130	46,284
Agemark Senior Living	Q2 2025	6	ALF	7,461	56,039	63,500
Priority Life Care	Q4 2025	1	ALF	3,539	48,610	52,149
William James Group, LLC	Q4 2025	1	ALF	134	6,903	7,037
Senior Living Communities,
LLC (“Senior Living”)	Q4 2025	1	EFC	4,019	48,514	52,533
SHOP segment:
Compass Senior Living	Q4 2025	4	SHO	5,173	69,171	74,344
Total asset acquisitions				$30,406	$295,241	$325,647

In January 2025, we acquired a 108-unit SLC located in Colorado. The acquisition price was $21.2 million, including $0.2 million in closing costs. The property is leased pursuant to a 10-year triple-net lease with Generations, LLC, which includes two five-year extension options, an initial annual lease rate of 8.0% and fixed annual escalators of 2.0%.

In February 2025, we acquired an 88-unit ALF located in Florida upon the execution of a deed in lieu of foreclosure agreement initiated by Senior Living Management (“SLM”) to settle its $10.0 million non-performing mortgage note with us. We recognized the acquired property at its estimated fair value of $8.6 million, which equaled the net carrying value of the mortgage note. Concurrently, we executed a new lease on this acquired property with the existing operator, Mainstay Healthcare. This lease provides for approximately $0.7 million in annual contractual lease payments.

In March 2025, we acquired a 120-unit ALF located in New Jersey. The acquisition price was $46.3 million, including $0.3 million in closing costs. The property is leased pursuant to a 15-year triple-net lease with Juniper Communities, LLC, which includes two five-year extension options, an initial annual lease rate of 8.0% and fixed annual escalators of 2.0%. The lease includes a $0.8 million development commitment which will be added to the respective lease base if funded.

In April 2025, we acquired a portfolio of six ALFs located in Nebraska for a total purchase price of $63.5 million, including $0.3 million in closing costs. The portfolio of properties is leased pursuant to a 15-year triple-net master lease with Agemark Senior Living, which includes two five-year extension options, an initial annual lease rate of 8.0% and fixed annual escalators of 2.0%.

In October 2025, we acquired a portfolio of four SHOs located in Oklahoma and Oregon, consisting of two SLCs and two ALFs, with a combined total of 339 units. The total purchase price of $74.3 million, including $0.5 million in closing costs, was partially funded by the cancellation of a $9.5 million mortgage note with us which had an 8.5% annual interest rate. We recognized a $2.2 million in-place lease intangible asset in connection with this acquisition. This portfolio of properties has been included in our SHOP segment and is being managed by the existing operator, Compass Senior Living, pursuant to a management agreement.

In October 2025, we acquired a 251-unit continuing care retirement community (“CCRC”) located in South Carolina from an affiliate of Senior Living. The acquisition price of $52.5 million was partially funded by the cancellation of a $32.7 million mortgage note on the property. The property is being leased back to the affiliate of Senior Living pursuant to a 15-year triple-net lease with two five-year extension options, an initial annual lease rate of 8.25% and fixed annual escalators of 2.0%. Concurrently with the acquisition, we executed a $1.5 million revolving line of credit with the affiliate of Senior Living which has an initial annual interest rate of 8.25% and matures in October 2040. Reference the “Senior Living Loans” section in Note 4 for additional information on the canceled mortgage note.

In December 2025, we acquired a 107-unit ALF located in Pennsylvania. The acquisition price was $52.1 million, including $1.1 million in closing costs. The property is leased pursuant to a five-year triple-net lease with Priority Life Care, which has an initial annual lease rate of 8.0% plus a revenue participation clause and fixed annual escalators of 2.0%.

In December 2025, we acquired a 56-unit ALF located in Alabama. The acquisition price was $7.0 million, including $0.1 million in closing costs. The property was added to our existing triple-net master lease with William James Group, LLC. As of December 31, 2025, this master lease covers four properties, has an annual lease rate of 8.25%, contains fixed annual escalators of 2.0% and matures in November 2037.

2024 Acquisitions

During the year ended December 31, 2024, we completed the following acquisitions of real estate properties ($ in thousands):

					Buildings,
					Building
					Improvements
		Number of	Asset		and Intangible
Operator	Period	Properties	Class	Land	Assets	Total
Real Estate Investments segment:
Encore Senior Living	Q2 2024	1	ALF	$1,329	$30,721	$32,050
Spring Arbor	Q4 2024	10	ALF	10,284	111,038	121,322
William James Group, LLC	Q4 2024	1	ALF	452	6,488	6,940
Total asset acquisitions				$12,065	$148,247	$160,312

In June 2024, we acquired a 110-unit ALF located in Wisconsin. The acquisition price of $32.1 million, including $0.1 million in closing costs, was partially funded by the cancellation of a construction loan with us which had an outstanding balance of $22.2 million, including accrued interest. The property was added to our existing triple-net master lease with Encore Senior Living for a term of 15 years at an initial annual lease rate of 8.25% and fixed annual escalators of 2.2%.

In October 2024, we acquired a portfolio of 10 ALFs located in North Carolina for a total purchase price of $121.0 million, excluding $0.3 million in closing costs. The properties are leased pursuant to a 15-year triple-net master lease, which includes two five-year extension options, an initial annual lease rate of 8.25% and fixed annual escalators of 2.0%. The master lease also provides for a $10.0 million lease incentive which will be added to the respective lease base if funded.

In December 2024, we acquired an ALF located in Georgia. The acquisition price was $6.9 million, including $0.1 million in closing costs. The property was added to our existing 10-year triple-net master lease with William James Group, LLC, which includes two five-year extension options, an annual lease rate of 8.5% and fixed annual escalators of 2.0%.

First Quarter of 2026 Acquisitions

In February 2026, we acquired a portfolio of nine ALFs located in Kentucky, South Carolina and Tennessee with a combined total of 460 units. The total purchase price was $105.5 million, including $1.0 million in closing costs. This portfolio of properties has been included in our SHOP segment and is being managed by Allegro Living Management, an affiliate of Spring Arbor Management, LLC pursuant to a management agreement.

Discovery Transitions

Effective August 1, 2025, we terminated a triple-net master lease associated with a portfolio of six SHOs, consisting of four SLCs, one ILF and one ALF, which were held in a consolidated partnership with Discovery Senior Housing Investor XXIV, LLC (the “Discovery partner”). The tenant of the triple-net master lease was a related party of Discovery Senior Living (“Discovery”). In connection with the lease termination, we received net cash consideration of $3.1 million and other non-cash consideration of $0.6 million from the tenant and wrote off the related straight-line rents receivable of $8.9 million on this lease. Each of these amounts was recognized in rental income in our consolidated statement of income for the year ended December 31, 2025. Additionally, on August 1, 2025, we entered into a dissolution agreement with the Discovery partner, which provided for the write-off of the remaining partnership liabilities against the equity in the partnership and the Discovery partner contributing its 2.0% noncontrolling common equity interest to us for nominal consideration.

Concurrently with the activities above, we transitioned the portfolio of six SHOs from our Real Estate Investments segment into our SHOP segment and entered into agreements with an affiliate of Sinceri Senior Living (“Sinceri”) to serve as the manager of the properties. As of December 31, 2025, the aggregate net carrying value of this portfolio was $124.9 million. Prior to the transition, we recognized rental income of $3.2 million, $6.1 million and $8.6 million during the years ended December 31, 2025, 2024 and 2023, respectively, related to the triple-net master lease.

Also, effective August 1, 2025, we terminated a triple-net lease with an affiliate of Discovery related to an ILF in Oklahoma. In connection with the lease termination, we received $0.8 million in cash consideration and $0.8 million in other non-cash consideration from the tenant and wrote off the related straight-line rents receivable of $3.2 million on this lease. Each of these amounts was recognized in rental income in our consolidated statement of income for the year ended December 31, 2025. Concurrently with the lease termination, we transitioned this property from our Real Estate Investments segment into our SHOP segment by contributing it to an existing consolidated partnership with DSHI NHI Holiday LLC (the “Discovery member”). As of December 31, 2025, the net carrying value of this property was $28.4 million. Prior to the transition, we recognized rental income of $1.6 million, $2.8 million and $2.9 million during the years ended December 31, 2025, 2024 and 2023, respectively. related to the triple-net lease.

Dispositions

2025 Dispositions

During the year ended December 31, 2025, we had no asset dispositions.

2024 Dispositions

During the year ended December 31, 2024, we completed the following dispositions of real estate properties ($ in thousands):

		Number of	Asset	Net	Net Carrying	Gain (Loss)
Operator	Period	Properties	Class	Proceeds	Amount	on Sale
Real Estate Investments segment:
SLM	Q2 2024	2	ALF	$4,658	$3,240	$1,418
Bickford Senior Living (“Bickford”)[1]	Q4 2024	1	ALF	790	665	125
SLM[2]	Q4 2024	1	ALF	9,731	5,004	4,727
Total dispositions				$15,179	$8,909	$6,270

1    We recognized impairment of $0.7 million and $1.2 million on this property during the years ended December 31, 2024 and 2023, respectively.
2    We entered into a note receivable with the buyer of this property for $9.4 million, net of discount, which has been included in the net proceeds amount in the table above.

During the years ended December 31, 2024 and 2023, we recognized rental income of $1.3 million and $2.6 million, respectively, related to these property dispositions.

First Quarter of 2026 Dispositions

In January 2026, we sold a 42-unit SLC located in Michigan for $6.7 million in net cash consideration. As of December 31, 2025, the net carrying value of this property was $4.2 million. During each of the years ended December 31, 2025, 2024 and 2023, we recognized $0.5 million of rental income related to this property.

Impairments of Long-Lived Assets

We had no impairment charges related to long-lived assets during the year ended December 31, 2025.

During the year ended December 31, 2024, we recognized an impairment charge of $0.7 million related to one property in our Real Estate Investments segment which was reclassified to assets held for sale in the second quarter of 2024. This property was subsequently sold in the fourth quarter of 2024.

During the year ended December 31, 2023, we recognized impairment charges of $1.6 million related to four properties in our Real Estate Investments segment, which included $0.5 million of impairment charges on three of these properties which were either sold or reclassified to assets held for sale during the year ended December 31, 2023.

Assets Held for Sale

As of December 31, 2025, we had assets held for sale of $3.6 million related to one property in our Real Estate Investments segment. During the years ended December 31, 2025, 2024 and 2023, we recognized rental income of $0.6 million, $0.6 million and $0.4 million, respectively, related to this property. We did not have any assets held for sale as of December 31, 2024.

Intangible Assets, Net

In connection with the October 2025 acquisition of a portfolio of four SHOs in our SHOP segment, we recognized a $2.2 million intangible asset related to the fair value of in-place leases at the date of acquisition. This intangible asset is being amortized over the estimated absorption period of one year. During the year ended December 31, 2025, we recognized $0.6 million of amortization expense related to this intangible asset. We had no other intangible assets related to our real estate properties as of December 31, 2025 and 2024.

Note 4. Mortgage and Other Notes Receivable

We enter into financing arrangements with our tenants, operators, or affiliates of our tenants and operators, and other third parties primarily for construction, renovation and expansion projects, funding of working capital or other corporate needs and the acquisition of real estate properties. These investments are primarily secured loans guaranteed by significant parties to the notes or by cross-collateralization of properties with the same owner. Mortgage and other notes receivable are included in the Real Estate Investments segment. As of December 31, 2025, the principal amounts of our mortgage notes receivable totaled $154.3 million and the principal amounts of our other notes receivable totaled $64.4 million. As of December 31, 2024, the principal amounts of our mortgage and other notes receivable totaled $175.8 million and $113.4 million, respectively. We had credit loss reserves of $15.4 million and $20.2 million as of December 31, 2025 and 2024, respectively, on these investments.

2025 Investments

Vizion Health Loan Amendment

In March 2025, we amended a mezzanine loan agreement with affiliates of Vizion Health to provide additional funding of $5.4 million and to extend the maturity date to May 2028. The interest rate on the loan escalates on July 1st of each year. As of December 31, 2025, the principal amount outstanding on the loan was $16.5 million and the annual interest rate was 9.4%.

Construction Loan

In May 2025, we entered into a construction loan agreement to fund up to $28.0 million for the development of an 84-unit ALF located in Michigan which will be operated by Encore Senior Living upon completion. The loan agreement provides for an annual interest rate of 9.0% and a maturity date in April 2030. As of December 31, 2025, the principal amount outstanding on this construction loan was $8.5 million.

Fellowship Carolina Marsh Mortgage Note

In November 2025, we funded a new $18.8 million mortgage note secured by a 94-unit SLC located in South Carolina. The five-year loan agreement with Fellowship Senior Living has an annual interest rate of 8.5% with an option to purchase the property upon the satisfaction of certain conditions. The loan matures in November 2030.

Silver Wave Wichita Falls Mortgage Note

In December 2025, we funded a new $11.3 million mortgage note secured by a 141-unit ILF located in Texas. The five-year loan agreement with affiliates of Silver Wave Capital has an annual interest rate of 8.75% with an option to purchase the property upon the satisfaction of certain conditions. The loan matures in December 2030.

2024 Investments
Carriage Crossing Senior Living Bloomington Mortgage Note

In February 2024, we funded a $15.0 million mortgage note with Carriage Crossing Senior Living Bloomington, which included an additional $2.0 million of available funding contingent upon the operating performance of the facility through March 2027. The five-year loan agreement provides for an annual interest rate of 8.75% and two one-year extensions with an option for us to purchase the facility after February 2026.

Compass Senior Living Mortgage Note

In June 2024, we funded a $9.5 million mortgage note with Compass Senior Living that was secured by two facilities. The five-year loan agreement provided for an annual interest rate of 8.5% with an option for us to purchase one or both facilities after July 2026. In October 2025, this loan was fully settled in connection with the acquisition of both properties. Reference the “2025 Acquisitions” section in Note 3.

The Sanders Trust, LLC Construction Loan

In August 2024, we entered into a construction loan agreement with TST Lake City IRF, LLC to fund up to $27.7 million for the development of an in-patient rehabilitation facility located in Florida. The four-year loan agreement provides for an annual interest rate of 9.0% and two one-year extensions. As of December 31, 2025, the principal amount outstanding on the loan was $27.4 million.

Capital Funding Group, Inc. Loan Extension

In November 2024, we amended a mezzanine loan agreement with Capital Funding Group, Inc. Pursuant to the terms of the related amended loan agreement, the principal amount outstanding on the loan increased from $25.0 million to $50.0 million and the annual interest rate on the loan increased to 10.0%. The loan matures in December 2028. As of December 31, 2025, the principal amount outstanding on the loan was $9.8 million.

Other Activity

Bickford Construction Loans and Mortgage Notes

We have a fully funded construction loan with Bickford that is secured by a first mortgage lien on substantially all of the related real and personal property as well as a pledge of any and all leases or other agreements which may grant a right of use to the property. Pursuant to the loan agreement, Bickford is required to pay the related property taxes and insurance. The loan agreement contains a fair market value purchase option on the property that is available to us upon stabilization of the underlying operations. As of December 31, 2025, the principal amount outstanding on the construction loan was $14.7 million and the annual interest rate was 9.0%.

As of December 31, 2025, we held an $11.8 million second mortgage note as a component of the purchase price consideration in connection with the sale of six properties to Bickford in 2021. This second mortgage note bears a 10.0% annual interest rate and matures in April 2026. We did not include this mortgage note receivable in the determination of the initial gain recognized on the sale of this portfolio and the mortgage note is not reflected in mortgage and other notes receivable, net, on our consolidated balance sheets as of December 31, 2025 and 2024. During the years ended December 31, 2025, 2024 and 2023, we received and recognized interest income of $1.2 million, $1.3 million and $1.2 million, respectively, related to this mortgage note. During the years ended December 31, 2025, 2024 and 2023, Bickford repaid $0.5 million, $0.4 million and $0.3 million, respectively, of principal amounts due on this mortgage note which is included in gains on sales of real estate properties, net, in our consolidated statements of income.

Reference the “Non-Performing Notes” section below related to Bickford non-performing notes.

Senior Living Loans

In October 2025, the outstanding principal on a $32.7 million mortgage note with Senior Living was fully settled as part of the consideration paid by us when we acquired the underlying property. Concurrently with this acquisition, we executed a 15-year triple-net lease with an affiliate of Senior Living and provided a new $1.5 million revolving line of credit to the affiliate of Senior Living which bears an initial annual interest rate of 8.25%. The revolving line of credit matures in October 2040. As of December 31, 2025, there was no outstanding balance on this revolving line of credit.

As of December 31, 2025, we had an additional $15.0 million revolving line of credit with Senior Living that matures in December 2031. As of December 31, 2025, the principal amount outstanding on this revolving line of credit was $9.0 million and the annual interest rate was 8.0%.

Non-Performing Notes

As of December 31, 2025, we had two loans designated as non-performing notes consisting of an unsecured mezzanine loan with a principal balance of $12.0 million due from affiliates of SLM and an unsecured loan due from Bickford with a principal balance of $1.3 million. As of December 31, 2024, the principal amount due to us on the SLM mezzanine loan was $14.5 million and the principal amount due to us on the Bickford loan was $1.4 million. Reference the “SLM Leases” section in Note 5 for information on the $10.0 million SLM mortgage note settlement in February 2025, which was also a non-performing note as of December 31, 2024.

During the year ended December 31, 2025 we received $2.5 million as a partial repayment of the unsecured mezzanine loan due from affiliates of SLM that is classified as non-performing. This repayment resulted in a $1.3 million reduction of the credit loss reserve and related credit loss expense on this loan in the year ended December 31, 2025. As of December 31, 2025, the principal amount outstanding on this loan was $12.0 million, which was fully covered by the related credit loss reserve.

During the year ended December 31, 2024, we received $0.7 million as a partial repayment upon the sale of the underlying property securing a $2.1 million non-performing mortgage note due from Bickford. We executed a new unsecured mezzanine loan with Bickford for the remaining $1.4 million principal balance due on the existing mortgage note and recognized a credit loss reserve for the entire balance. The new loan bears interest at an annual interest rate of 9.0% and matures in May 2033. As of December 31, 2025, the principal amount outstanding on the mezzanine loan was $1.3 million, which was fully covered by the related credit loss reserve.

During the years ended December 31, 2025, 2024 and 2023, we recognized interest income on a cash basis from non-performing notes of $0.2 million, $1.3 million and $1.8 million, respectively. Credit loss reserves related to non-performing notes totaled $13.3 million and $16.1 million as of December 31, 2025 and 2024 respectively. This decrease in our credit loss reserves related to non-performing notes primarily related to the settlement of the SLM mortgage note in February 2025.

Credit Loss Reserves

Our principal measures of credit quality related to our mortgage and other notes receivable, except for construction loans, are debt service coverage for amortizing loans and interest or fixed charge coverage for non-amortizing loans (collectively, “Coverage”). A Coverage ratio provides a measure of the borrower’s ability to make scheduled principal and interest payments. The Coverage ratios presented in the table below have been calculated utilizing the most recent date for which data is available, September 30, 2025, using EBITDARM (earnings before interest, taxes, depreciation, amortization, rent and management fees) and the requisite debt service, interest service or fixed charges, as defined in the applicable loan agreement. We categorize Coverage into three levels: (i) more than 1.5x, (ii) between 1.0x and 1.5x and (iii) below 1.0x. We update our calculations of Coverage on a quarterly basis. Coverage is not a meaningful credit quality indicator for construction loans as these developments are typically not generating any operating income or they have insufficient operating income because occupancy levels necessary to stabilize the properties have not yet been achieved. We measure credit quality for these mortgages by considering the construction and stabilization timelines and the financial condition of the borrower, as well as economic and market conditions. We consider the accounting guidance in ASC 310-20, Receivables - Nonrefundable Fees and Other Costs when determining whether a modification, extension or renewal constitutes a current period origination.

The following table summarizes the credit quality indicators related to the principal amounts outstanding on mortgage and other notes receivable as of December 31, 2025 ($ in thousands):

	Year of Loan Origination
						Prior
	2025	2024	2023	2022	2021	Years	Total
Mortgage notes:
More than 1.5x	$8,304	$51,127	$722	$14,748	$—	$—	$74,901
Between 1.0x and 1.5x	11,139	—	—	—	—	14,700	25,839
Less than 1.0x	18,750	—	—	28,414	—	6,423	53,587
	38,193	51,127	722	43,162	—	21,123	154,327
Mezzanine loans:
More than 1.5x	—	—	—	—	19,546	—	19,546
Between 1.0x and 1.5x	1,512	—	789	—	6,640	—	8,941
Less than 1.0x	—	—	—	—	—	9,795	9,795
	1,512	—	789	—	26,186	9,795	38,282
Non-performing notes:
More than 1.5x	—	—	—	—	—	—	—
Between 1.0x and 1.5x	—	1,259	—	—	—	—	1,259
No coverage available	—	—	—	—	—	12,000	12,000
	—	1,259	—	—	—	12,000	13,259
Revolving lines of credit:
More than 1.5x							12,825
Credit loss reserves							(15,397)
Total mortgage and other notes
receivable, net							$203,296

Our methodology for estimating credit loss reserves on non-performing notes incorporates considerations of the sufficiency of the underlying collateral, current economic conditions and forecasts of future economic conditions that may impact the collectability of these loans, including qualitative factors, which may differ from conditions existing in historical periods. Due to the continuing challenges in the U.S. financial markets and the potential impact on the collectability of our mortgage and other notes receivable, we forecasted a 20.0% increase in the probability of a default and a 20.0% increase in the amount of estimated loss from a default on all loans, other than those designated as non-performing notes, resulting in an effective adjustment of 4.4% as of December 31, 2025.

The following table provides a summary of the changes in our credit loss reserves during the year ended December 31, 2025 ($ in thousands):

Balance at the beginning of the year	$20,249
Reduction in expected credit losses, net	(3,452)
Write-offs	(1,400)
Balance at the end of the year	$15,397

Note 5. Leases

Leases - Lessor

Our tenant leases are typically structured as triple-net leases and relate to single-tenant properties having an initial lease term of 10 to 15 years with one or more five-year extension options. Most of our tenant leases contain annual rent escalators, which may be fixed or variable. Lease payments due to us that are subject to a variable rent escalator are typically determined annually and calculated using a variable index, such as the consumer price index, or an index that is dependent on a future date and indeterminable at the inception of the lease.

A summary of our rental income with information on our lease payments received that were subject to fixed and variable rent escalators follows ($ in thousands):

	Year Ended December 31,
	2025	2024	2023
Lease payments based on fixed rent escalators	$247,495	$234,672	$225,565
Lease payments based on variable rent escalators[1]	23,289	11,074	7,709
Straight-line rent revenue adjustments, net of write-offs[2]	(7,265)	3,031	6,961
Escrow funds received from tenants for property operating expenses	10,982	11,165	11,513
Amortization of lease incentives	(2,901)	(2,893)	(2,521)
Total rental income	$271,600	$257,049	$249,227

1    Cash and non-cash consideration received by us as a result of the early lease terminations described in the “Discovery Transitions” section in Note 3 have been included in lease payments based on variable rent escalators for the year ended December 31, 2025.
2    The amount presented for the year ended December 31, 2025 included $12.1 million of write-offs of straight-line rents receivable as a result of the early lease terminations described in the “Discovery Transitions” section in Note 3.

Tenant Concentrations

The following table presents information related to concentrations of our tenants, or affiliates of our tenants, that exceeded 10% of our total revenues ($ in thousands):

	December 31, 2025		Year Ended December 31,
	Real	Mortgage	2025		2024		2023
	Estate	and Other		% of		% of		% of
	Properties[1]	Notes[2]	Revenues[3]	Total	Revenues[3]	Total	Revenues[3]	Total
Senior Living	$632,253	$9,000	$55,091	14.7%	$53,570	16.0%	$51,274	16.0%
Bickford	427,117	15,959	43,185	11.5%	41,720	12.4%	38,688	12.1%
National Healthcare
Corporation (“NHC”)	133,770	—	40,272	10.7%	40,016	11.9%	37,335	11.7%
Escrow funds received from tenants
for property operating expenses	—	—	10,982	2.9%	11,165	3.3%	11,513	3.6%
Other	1,465,713	193,734	146,036	38.9%	134,289	40.2%	132,216	41.3%
Total tenant concentrations	$2,658,853	$218,693	295,566	78.7%	280,760	83.8%	271,026	84.7%
Resident fees and services[4]			80,062	21.3%	54,421	16.2%	48,809	15.3%
Total revenues			$375,628	100.0%	$335,181	100.0%	$319,835	100.0%

1    Real estate properties have been stated at their gross carrying amounts. Total real estate properties, as presented in the table above, excludes $2.6 million related to our corporate office and equipment, $4.8 million related to one property in the Real Estate Investments segment that was classified as assets held for sale as of December 31, 2025 and $634.3 million related to the properties in our SHOP segment.
2    Mortgage and other notes receivable have been stated at their gross carrying amounts. Total mortgage and other notes receivable, as presented in the table above, excludes our total credit loss reserves of $15.4 million as of December 31, 2025.
3    Revenues related to assets classified as held for sale are included in other revenues in the table above.
4    There are no concentrations in revenues from resident fees and services because the resident agreements at the senior housing communities are between us and the individual residents.
As of December 31, 2025, our real estate properties in South Carolina represented 12.0% of our total real estate properties, net, on our consolidated balance sheet. As of December 31, 2024, our real estate properties in South Carolina and Texas represented 11.6% and 10.1%, respectively, of our total real estate properties, net. There were no other states where our concentration of real estate properties was 10% or greater as of December 31, 2025 and 2024.

Senior Living Leases

As of December 31, 2025, we leased 11 SHOs with a combined total of 2,490 units to Senior Living. During the years ended December 31, 2025, 2024 and 2023, we recognized straight-line rent revenue of $(0.6) million, $(0.2) million and $(1.2) million, respectively, related to our leases with Senior Living.

During the year ended December 31, 2024, our tenant leases with Senior Living were amended to extend the maturity dates by two years and to provide up to $10.0 million of capital improvements on various properties in the Senior Living portfolio. Rental income will increase at an annual lease rate of 8.5% applied to the amount expended.

Bickford Leases

As of December 31, 2025, we leased 38 SHOs to Bickford under four master leases. In 2022, we began recognizing rental income from Bickford’s leases using the cash basis of accounting for revenue recognition based upon information we obtained from Bickford regarding its financial condition that raised substantial doubt about its ability to continue as a going concern.

In April 2024, the combined rent for the Bickford lease portfolio with us was reset to $34.5 million per year with nominal increases through April 2026, at which time the rent will be reset to fair market value, as defined in the amended lease agreements. In connection with these lease amendments, we entered into an agreement with Bickford to fund up to $8.0 million of capital improvements on various properties in the Bickford portfolio. Rental income will increase at an annual lease rate of 8.0% applied to the amount expended.

During the years ended December 31, 2025, 2024 and 2023, Bickford repaid $5.3 million, $5.1 million and $2.3 million of its outstanding rent deferrals, respectively. These repayments excluded $2.5 million of rental income recognized during the year ended December 31, 2023 which related to rent deferrals settled in connection with the acquisition of one ALF located in Virginia from Bickford. As of December 31, 2025, Bickford’s outstanding rent deferrals were $7.6 million.

In November 2024, we sold an ALF from the Bickford portfolio that is located in Indiana. Reference the “2024 Dispositions” section in Note 3.

NHC Leases

As of December 31, 2025, we leased 32 SNFs and three ILFs to NHC, a publicly owned company, under a triple-net master lease which expires in December 2026. The master lease includes two five-year extension options in which the annual lease rate resets at the current fair market value as negotiated between the parties. Four of these properties have been subleased to other third parties pursuant to leases in which NHC serves as a guarantor. The triple-net master lease provides for a contingent rent clause that requires NHC to pay additional rent based on 4.0% of the excess, if any, in the annual revenues of the facilities it leases from us over a base amount specified in each lease. During the years ended December 31, 2025, 2024 and 2023, we recognized straight-line rent revenue of $0.6 million, $0.2 million and $(1.2) million, respectively, related to NHC.

A summary of the portion of our rental income from NHC that was attributable to contingent rent follows ($ in thousands):

	Year Ended December 31,
	2025	2024	2023
Current year	$6,474	$5,518	$3,862
Prior year final certifications[1]	956	1,656	630
Total contingent rental income from NHC	$7,430	$7,174	$4,492

1     NHC certifies the annual revenue of its facilities leased from us by March 31st of the following year.

One of the members of our Board of Directors is also the chairperson of NHC’s board of directors. This director has announced his resignation to be effective as of our 2026 annual meeting of stockholders. As of December 31, 2025, NHC owned 1,630,642 shares of our common stock.

Cash Basis Tenants

During the year ended December 31, 2025, two of our tenants were on the cash basis of accounting for revenue recognition for their leasing arrangements with us based on our assessment of each tenant’s ability to satisfy its contractual obligations under the terms of the respective leases. During the years ended December 31, 2024 and 2023, three of our tenants were on the cash basis of accounting for revenue recognition for their leasing arrangements with us.

A summary of lease payments received by us from cash basis tenants follows ($ in thousands):

	Year Ended December 31,
	2025	2024	2023
Bickford	$40,497	$38,971	$33,352
All others	6,633	11,010	12,444
Total lease payments from cash basis tenants	$47,130	$49,981	$45,796
These lease payments from cash basis tenants included $5.9 million, $9.0 million and $2.8 million of rent deferrals granted during the COVID-19 pandemic for the years ended December 31, 2025, 2024 and 2023, respectively.

SLM Leases

In 2022, we began recognizing our tenant leases with SLM, which related to four properties, using the cash basis of accounting for revenue recognition. In September 2024, SLM notified us that ongoing liquidity constraints were continuing to raise substantial doubts about its ability to continue operations and pay contractual rent and interest obligations prospectively. In the fourth quarter of 2024, we entered into an agreement with SLM to transition one of the existing leased properties to a new operator under a new lease agreement. Additionally, we reclassified one of the properties to assets held for sale during the year ended December 31, 2024. This property was sold in the fourth quarter of 2024. On January 1, 2025, the remaining two properties leased to SLM were transitioned to a new operator who had been serving as the interim manager at each of the properties. Concurrently with this transition, we executed a 15-year triple-net master lease, which includes two five-year extension options, with the new operator. The master lease with the new operator provides for approximately $1.1 million in initial annual contractual lease payments with fixed annual escalators of 2.0%. As of December 31, 2025, we had no properties leased to SLM.

During the years ended December 31, 2025, 2024 and 2023, we received lease payments of $0.7 million, $2.7 million and $5.4 million, respectively, from SLM.

Lease Terminations

Reference the “Discovery Transitions” section in Note 3 for information on the Discovery lease terminations during the year ended December 31, 2025.

During the year ended December 31, 2024, we transitioned an SNF located in Wisconsin and an ALF located in Alabama to new operators. In connection with these transitions, we wrote off straight-line rents receivable of $1.6 million related to the early termination of the leases with the previous operators.

We did not transition any properties to new operators during the year ended December 31, 2023.

Tenant Purchase and Sale Agreement

We lease a SLC that is subject to a purchase and sale agreement giving the tenant the option to acquire the property for $39.0 million. The purchase and sale agreement, as amended, is subject to monthly renewals through March 2026 by the tenant upon payment of a non-refundable fee. The property was included in real estate properties, net, on our consolidated balance sheets as of December 31, 2025 and 2024. During the years ended December 31, 2025, 2024 and 2023, we recognized rental income of $2.6 million, $2.8 million and $2.8 million, respectively, related to the existing triple-net lease at this property which expires in July 2027. The property will be reclassified to assets held for sale when the sale becomes probable, including when the tenant demonstrates its ability to obtain sufficient financing to close on the sale of the property within the terms of the purchase and sale agreement. As of December 31, 2025, the net carrying value of this property was $18.4 million.

Tenant Purchase Options

Certain of our tenant leases contain a purchase option clause allowing the tenant to acquire the leased property at a fixed base price, a fixed base price plus a specified share in any appreciation of the property or a price based on a specified fixed minimum internal rate of return on our investment. As of December 31, 2025, tenants had purchase options on four of our properties, with an aggregate net carrying value of $74.7 million, which have exercise dates ranging between 2028 and 2031. Rental income from these properties with tenant purchase options was $10.0 million, $8.8 million and $7.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, we cannot reasonably estimate the probability that any of these tenant purchase options will be exercised in the future.

Future Minimum Lease Payments

The fixed amounts of future minimum lease payments due to us under our existing tenant leases as of December 31, 2025 were as follows ($ in thousands):

2026	$269,940
2027	220,708
2028	215,439
2029	204,290
2030	203,941
Thereafter	833,620
Total	$1,947,938

Leases - Lessee

We have a ground lease related to an ALF located in Ohio that is classified as an operating lease. As of each of December 31, 2025 and 2024, the ROU asset related to this operating lease was $1.5 million and the operating lease liability was $1.7 million. During each of the years ended December 31, 2025, 2024 and 2023, we recognized lease expense of $0.1 million related to this lease. As of December 31, 2025, the future minimum lease payments due from us under this lease were $0.1 million annually for 2026 through 2030 and $2.0 million for the aggregate years thereafter. Imputed interest on these future minimum lease payments was $1.1 million.

Note 6. Equity Method Investment

Concurrently with the acquisition of a CCRC in January 2020 from LCS-Westminster Partnership III, LLP (“Timber Ridge CCRC”), we invested $0.9 million in the operating company, Timber Ridge OpCo, LLC (“Timber Ridge OpCo”), which represented a 25.0% equity interest. This investment is held by our TRS to be compliant with the provisions of RIDEA. As part of our initial investment, we provided Timber Ridge OpCo with a revolving credit facility that has a maximum borrowing capacity of $5.0 million. As of December 31, 2025, no amounts have been drawn on this revolving credit facility.

We account for our investment in Timber Ridge OpCo under the equity method of accounting and decrease the carrying value of our investment for operating losses in the entity and distributions to us for cumulative amounts up to and including our basis plus any guaranteed or implied commitments to fund operations. In February 2023, we received $2.5 million from Timber Ridge OpCo, representing our proportionate share of a lease incentive earned based on our equity interest in the entity. Our guaranteed and implied commitments are currently limited to the additional $5.0 million of availability under the revolving credit facility and the $2.5 million lease incentive distribution received. As of December 31, 2025 and 2024, we have recognized our share of Timber Ridge OpCo’s operating losses in excess of our initial investment. These cumulative losses of $5.0 million in excess of our original basis and the $2.5 million lease incentive distribution received are included in accounts payable and other liabilities on our consolidated balance sheets as of December 31, 2025 and 2024. During the years ended December 31, 2025, 2024 and 2023, excess unrecognized equity method losses for this investment were $2.1 million, $2.7 million and $2.7 million respectively. As of December 31, 2025, our cumulative unrecognized losses for this investment were $18.0 million. During the years ended December 31, 2025, 2024 and 2023, we recognized gains from equity method investment in our consolidated statements of income of $3.7 million, $0.4 million and $0.6 million, respectively, related to cash distributions received from this investment.

The Timber Ridge OpCo property is subject to early resident mortgages secured by a Deed of Trust and Indenture of Trust (the “Deed and Indenture”). As part of our acquisition, NHI-LCS JV I, LLC (“Timber Ridge PropCo”) acquired the Timber Ridge CCRC property and a subordination agreement was entered into pursuant to which the trustee acknowledged and confirmed that the security interests created under the Deed and Indenture were subordinate to any security interests granted in connection with the $81.0 million loan made by us to Timber Ridge PropCo, which is eliminated in our consolidated financial statements. In addition, under the terms of the resident loan assumption agreements, during the term of the seven-year lease to Timber Ridge Opco, which includes two five-year extension options, Timber Ridge OpCo is required to indemnify Timber Ridge PropCo for any repayment by Timber Ridge PropCo of these early resident mortgage liabilities under the guarantee. As a result of the subordination agreement and the resident loan assumption agreements, we have not recorded any liabilities as of December 31, 2025 and 2024. As of December 31, 2025, the balance secured by the Deed and Indenture was $7.7 million.

Note 7. Other Assets, Net

Other assets, net, consisted of the following ($ in thousands):

	December 31,
	2025	2024
Real Estate Investments segment accounts receivable and other assets	$3,435	$4,223
SHOP segment accounts receivable, net of allowances of $309 and $494, respectively,
and other assets	3,137	2,232
Lease incentives, net	4,976	7,877
Regulatory escrows	6,208	6,208
Restricted cash	—	2,213
Total other assets, net	$17,756	$22,753

During the year ended December 31, 2025, we recognized $1.2 million of transaction costs in legal expense in our consolidated statement of income related to an acquisition in our SHOP segment that did not materialize. We had $0.6 million of these costs capitalized in SHOP segment other assets as of December 31, 2024.

Lease incentives, net of accumulated amortization, primarily consist of a $10.0 million lease incentive paid to Timber Ridge Opco in February 2023 related to the Timber Ridge CCRC. This lease incentive is being amortized on a straight-line basis through the remaining initial lease term ending in January 2027.

Regulatory escrows consist of required amounts held on deposit related to our EFCs located in Connecticut.

Note 8. Debt, Net

Debt, net consisted of the following ($ in thousands):

	December 31,
	2025	2024
Revolving credit facility - unsecured	$204,000	$331,200
Bank term loan - unsecured	125,000	200,000
2031 Senior Notes - unsecured, net of discount of $1,635 and $1,956, respectively	398,365	398,044
2033 Senior Notes - unsecured, net of discount of $3,707	346,293	—
Private placement notes - unsecured	100,000	150,000
Fannie Mae term loans - secured, non-recourse	—	75,815
Unamortized debt issuance costs	(9,844)	(9,018)
Total debt, net	$1,163,814	$1,146,041

A summary of the aggregate principal maturities of our outstanding debt as of December 31, 2025 follows ($ in thousands):

2026	$125,000
2027	100,000
2028	204,000
2029	—
2030	—
Thereafter	750,000
Total principal amounts of debt outstanding	1,179,000
Less: Unamortized debt issuance costs and discounts	(15,186)
Total debt, net	$1,163,814

Revolving Credit Facility and Bank Term Loan

We have a $700.0 million unsecured revolving credit facility (the “Credit Facility”) that matures in October 2028, which may be further extended by us pursuant to (i) one or both of the six-month extension options or (ii) one 12-month extension option. In October 2025, we amended the Credit Facility to remove the 0.10% credit spread adjustment applicable to the Secured Overnight Financing Rate (“SOFR”) interest rates, which resulted in an effective decrease of 0.10% in the applicable interest rates with respect to the Credit Facility. Borrowings under the Credit Facility bear interest, at our election, at one of the following (a) Term SOFR plus a margin ranging from 0.725% to 1.400%, (b) Daily SOFR plus a margin ranging from 0.725% to 1.400% or (c) the base rate plus a margin ranging from 0.000% to 0.400%. In each election, the actual margin is determined according to our credit ratings. The base rate means, for any day, a fluctuating interest rate per annum equal to the highest of (x) the agent’s prime rate, (y) the federal funds rate on such day plus 0.50% or (z) the adjusted Term SOFR for a one-month tenor in effect on such day plus 1.0%. In addition, the Credit Facility requires a facility fee equal to 0.125% to 0.300%, based on our credit rating on the $700.0 million committed capacity, without regard to usage.

As of December 31, 2025, we had $496.0 million available to draw on the Credit Facility, subject to usual and customary covenants. Among other stipulations, our Credit Facility requires that we maintain certain financial ratios within limits set by our creditors. As of December 31, 2025, we were in compliance with these covenants.

We have a $200.0 million unsecured bank term loan (the “Bank Term Loan”), which was amended and restated in October 2024 to, among other things, align certain representations, covenants and events of default with the terms of the amended and restated Credit Facility. The Bank Term Loan bears interest at a variable rate which is SOFR-based with a margin determined according to our credit ratings. Concurrently with the most recent amendment of the Credit Facility in October 2025, we also amended the Bank Term Loan to remove the 0.10% credit spread adjustment applicable to the SOFR interest rates, which was in alignment with the Credit Facility amendment.

During the year ended December 31, 2025, we repaid $75.0 million on the Bank Term Loan and exercised both six-month extension options, which extended the maturity of the Bank Term Loan to June 2026.

Pinnacle Bank is a participating member of our banking group. A member of our Board of Directors who became the chairman of our Board of Directors effective in January 2025, is also the chairman of the board of directors of Pinnacle Financial Partners, Inc., the holding company for Pinnacle Bank. Our corporate banking transactions are conducted primarily through Pinnacle Bank.

2031 Senior Notes

In January 2021, we issued $400.0 million in aggregate principal amount of 3.000% senior notes that mature in February 2031 (the “2031 Senior Notes”) and require semi-annual interest payments. The 2031 Senior Notes were sold at an issue price of 99.196% of face value before the underwriters’ discounts. Our net proceeds from the 2031 Senior Notes offering, after deducting underwriting discounts and expenses, were $392.3 million. The 2031 Senior Notes are subject to affirmative and negative covenants, including financial covenants. As of December 31, 2025, we were in compliance with these covenants.

2033 Senior Notes

In September 2025, we issued $350.0 million in aggregate principal amount of 5.350% unsecured senior notes that mature in February 2033 (the “2033 Senior Notes”). The 2033 Senior Notes were sold at an issue price of 98.903% of face value before the underwriters’ discount. Our net proceeds from the 2033 Senior Notes offering, after deducting underwriting discounts and expenses, were $342.5 million. We used the net proceeds to repay existing indebtedness. Interest on the 2033 Senior Notes is due semi-annually beginning in February 2026. The 2033 Senior Notes are subject to affirmative and negative covenants, including financial covenants. As of December 31, 2025, we were in compliance with these covenants.

Private Placement Notes

Our private placement notes have a fixed interest rate and require interest only payments up to the respective maturity dates. Covenants pertaining to the private placement notes are generally conformed with those governing our Credit Facility, except for specific debt coverage ratios that are more restrictive. Our private placement notes include a provision that increases the fixed interest rate if any rating agency lowers the credit rating on our unsecured senior debt below investment grade and our compliance leverage increases to 50.0% or more.

During the years ended December 31, 2025, 2024 and 2023, we repaid $50.0 million, $75.0 million and $175.0 million, respectively, of our private placement notes upon maturity. As of December 31, 2025, we had $100.0 million of principal amounts outstanding on our private placement notes which bore interest at 4.51% and mature in January 2027.

Fannie Mae Term Loans

During the year ended December 31, 2025, we made the final repayment of $75.8 million, including accrued interest.

Interest Expense

A summary of the components of interest expense follows ($ in thousands):

	Year Ended December 31,
	2025	2024	2023
Interest expense at contractual rates	$53,941	$56,313	$55,603
Capitalized interest	—	(193)	(90)
Amortization of debt issuance costs and discounts	3,427	3,783	2,647
Total interest expense	$57,368	$59,903	$58,160

Note 9. Commitments, Contingencies and Uncertainties

In the normal course of business, we enter into a variety of commitments, typically consisting of funding construction loans, mezzanine loans and revolving lines of credit with our tenants, operators, or affiliates of our tenants and operators, and other third parties. In our leasing operations, we may offer our tenants and the sellers of properties we acquire certain inducements that originate contractually as contingencies, but which may become commitments upon the satisfaction of the contingent event. Any contingent payments made by us are included in the respective lease base when funded.

As of December 31, 2025, we had loan commitments with nine operators or borrowers totaling $151.6 million of which we had funded $115.7 million toward these commitments. We also had development commitments with seven tenants totaling $23.6 million of which we had funded $12.1 million toward these commitments. Additionally, we had remaining contingency commitments totaling $15.7 million, which included lease inducement contingencies with three tenants and contingent consideration related to an acquisition in our SHOP segment. Each of these contingency commitments is based on the respective facility operating performance over a specified period.

We provide for expected credit loss liabilities on our unfunded loan commitments based on the estimated amounts we expect to fund using the same methodology as the one applied to provide for credit loss reserves on our mortgage and other notes receivable. The liabilities for expected credit losses on our unfunded loan commitments are included in accounts payable and other liabilities on our consolidated balance sheets. Reference the “Credit Loss Reserves” section in Note 4 for additional information.

The following table provides a summary of the changes in our expected credit loss liabilities for the year ended December 31, 2025 ($ in thousands):

Balance at the beginning of the year	$147
Provision for expected credit losses	5
Balance at the end of the year	$152

Bickford Contingent Note Arrangement

Related to the sale of six properties to Bickford in 2021, we reached an agreement with Bickford whereby Bickford would owe us up to $4.5 million under a contingent note arrangement. We have the one-time option to determine fair market value of the portfolio through April 30, 2026, at which time the amount owed under the contingent note arrangement, if any, will be determined as the lesser of (i) the difference between the fair market value of the portfolio and $52.1 million, which amount represents the purchase consideration for the portfolio of $52.9 million less $0.8 million in mortgage debt repayment fees previously paid by us associated with this portfolio and (ii) $4.5 million. Any amount due on the contingent note arrangement will accrue interest at an annual rate of 10.0% and will be due in five years from the determination date.

Litigation

From time to time, we are party to various lawsuits, investigations, claims and other legal and regulatory proceedings arising in connection with our business. Such claims may include, among other things, professional and general liability claims, as well as regulatory proceedings related to our SHOP segment. Further, from time to time, we are a party to certain legal proceedings for which third parties, such as our tenants, managers and borrowers, are contractually obligated to indemnify us from and against various claims, litigation and liabilities arising in connection with their respective businesses. Management believes that the ultimate resolution of all such pending proceedings will have no material adverse effect on our financial condition, results of operations or cash flows.

Note 10. Noncontrolling Interests

Redeemable Noncontrolling Interest

As of December 31, 2025, we had a portfolio of six ILFs located in California and Washington that are held in a consolidated partnership with Merrill Gardens, LLC. (“Merrill”), which owns a 20% common equity interest in the partnership. We own 100% of the preferred equity interest and 80% of the common equity interest in the partnership. The operating agreement for the partnership provides for contingent distributions to the members based on the attainment of certain yields on the investment calculated on an annual basis. The Merrill consolidated partnership is included in our SHOP segment.

Certain provisions in the operating agreement related to the Merrill consolidated partnership in our SHOP segment entitle Merrill to put rights upon certain contingent events that are not solely within our control as the majority equity interest owner. As a result, Merrill’s noncontrolling interest in the partnership was deemed to be contingently redeemable and has been classified in the mezzanine section between liabilities and equity on our consolidated balance sheets as of December 31, 2025 and 2024. We are required to remeasure the carrying value of the noncontrolling interest to its redemption value in the period it becomes known that a triggering event is probable to occur. As of December 31, 2025 and 2024, we concluded that the redemption criteria were not met. The operating agreement of the partnership provides for contingent distributions to the members based on the attainment of certain yields on the investment calculated on an annual basis.

The following table provides a summary of the activity related to the redeemable noncontrolling interest ($ in thousands):

	Year Ended December 31,
	2025	2024
Balance at the beginning of the year	$9,790	$9,656
Contributions	1,440	1,100
Net loss attributable to redeemable noncontrolling interest	(999)	(916)
Distributions declared to redeemable noncontrolling interest	(36)	(50)
Balance at the end of the year	$10,195	$9,790

Noncontrolling Interests Classified as Equity

In our Real Estate Investments segment, we own an 80.0% common equity interest in a partnership with LCS Timber Ridge LLC (“LCS”), which owns and leases a CCRC in Washington. LCS owns the remaining 20.0% common equity interest in the partnership.

Prior to the Discovery transitions on August 1, 2025, we had a portfolio of six SHOs in a consolidated partnership in which we owned a 98.0% common equity interest and the Discovery partner owned a 2.0% common equity interest in the partnership. On August 1, 2025, we entered into a dissolution agreement with the Discovery partner, which provided for the write-off of the remaining partnership liabilities against the equity in the partnership and the Discovery partner contributing its 2.0% noncontrolling common equity interest to us for nominal consideration. This partnership was included in our Real Estate Investments segment prior to its dissolution on August 1, 2025.

As of December 31, 2025, we had a portfolio of 10 ILFs located in Arkansas, Georgia, Ohio, Oklahoma, New Jersey and South Carolina that are held in a consolidated partnership with the Discovery member, a related party of Discovery. This partnership is included in our SHOP segment. We own 100.0% of the preferred equity interest and 98.0% of the common equity interest in the partnership and the Discovery member owns 2.0% of the common equity in the partnership. During the years ended December 31, 2025, 2024 and 2023, the members contributed $2.8 million, $3.5 million and $2.6 million respectively to the partnership to fund additional capital expenditures, which included contributions in cash from the Discovery member of $0.3 million, $0.1 million and $0.1 million, respectively in accordance with its common equity interest in the partnership. On August 1, 2025, we transitioned a property in Oklahoma from our Real Estate Investments segment into this portfolio. The operating agreement of the partnership provides for contingent distributions to the members based on the attainment of certain yields on the investment calculated on an annual basis.

Note 11. Equity and Dividends

Forward Equity Sales Agreements

During the year ended December 31, 2024, we entered into forward equity sales agreements with financial institutions to sell up to an aggregate of 2.8 million shares of our common stock, at an initial forward sale price of $68.40 per share, pursuant to which the financial institutions borrowed and sold these shares of common stock in a public offering. We did not receive any proceeds from the sale of the shares of common stock by the forward purchasers at the time of the offering. The net forward sale price that we received upon physical settlement of the forward sales agreements is subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread and (ii) scheduled dividends during the term of the forward equity sales agreements.

During the year ended December 31, 2024, we partially settled the above forward equity sales agreements by issuing 1.8 million shares of our common stock at a forward price of $68.00 per share for net proceeds of $122.4 million. During the year ended December 31, 2025, we settled the remainder of the above forward equity sales agreements by issuing 1.0 million shares of our common stock at a forward price of $68.21 per share for proceeds of $65.5 million.

ATM Equity Program

We maintain an ATM equity program which allows us to sell our common stock directly into the market. This program is governed by an ATM equity sales agreement which includes a forward sales provision that allows us to sell shares of our common stock to forward purchasers at a predetermined price at a future date. Pursuant to this agreement, we are authorized to sell up to $500.0 million of our common stock.

During the year ended December 31, 2024, we entered into an ATM forward sales agreement with a financial institution to sell shares of our common stock over a forward selling period to be completed by the end of the year. Pursuant to this agreement, we sold 1.0 million shares of our common stock on a forward basis at a weighted average price of $74.99 per share, net of sales agent fees, which totaled $74.2 million. In accordance with ASC 815-40, Derivatives and Hedges, Contracts in Entity’s Own Equity, we determined the ATM forward sales under this agreement did not qualify for equity classification on our consolidated balance sheet during the forward selling period. Accordingly, we recognized a $6.3 million gain on the ATM forward sales agreement in our consolidated statement of income for the year ended December 31, 2024. We settled a portion of the ATM forward sales agreement during the year ended December 31, 2024 by issuing 0.3 million shares of our common stock for net proceeds of $20.0 million, or $75.22 per share.

During the year ended December 31, 2025, we entered into multiple ATM forward sales agreements with financial institutions to sell shares of our common stock. Pursuant to these agreements, we sold 1.5 million shares of our common stock on a forward basis at a weighted average price of $71.83 per share, net of sales agent fees, which totaled $107.2 million. These ATM forward sales agreements mature in the first and second quarters of 2026 and qualify for equity treatment in accordance with GAAP.

During the year ended December 31, 2025, we partially settled our outstanding ATM forward sales agreements by issuing 1.6 million shares of our common stock at a weighted average forward price of $73.75 per share for total consideration of $116.0 million, net of sales agent fees.

As of December 31, 2025, we had the ability to access 0.6 million shares of our common stock at a weighted average price of $69.23 per share, net of sales agent fees, under remaining active ATM forward sales agreements, which mature in the second quarter of 2026, and represent $44.5 million of undrawn net proceeds. As of December 31, 2025, we had the ability to access $315.8 million through the issuance of common stock under our ATM equity program.

Dividends

During the years ended December 31, 2025, 2024 and 2023, we declared dividends of $3.64 per share, $3.60 per share and $3.60 per share, respectively. On February 17, 2026, the Board of Directors declared a $0.92 per share dividend payable on May 1, 2026 to common stockholders of record on March 31, 2026.

Note 12. Share-Based Compensation

Our outstanding stock incentive awards have been granted under the 2012 Stock Incentive Plan and the 2019 Stock Incentive Plan, as amended and restated (the “2019 Plan”). As of December 31, 2025, all outstanding awards under the 2012 Stock Incentive Plan have vested. No further grants are permitted under this plan.

The Compensation Committee of our Board of Directors has authorized issuance of up to 6.0 million shares of our common stock under the 2019 Plan. Awards may be in the form of options, restricted stock or restricted stock units, subject to certain conditions and restrictions as specified in the 2019 Plan. Under the terms of the 2019 Plan, the Compensation Committee has the authority to select participants, to designate whether an award granted is an incentive stock option (“ISO”), a non-qualified option or a stock appreciation right, to establish the number of shares of common stock issued upon exercise of an option and to establish the vesting provisions and terms of awards. Individual awards may vest over periods up to five years and the term of an award may not exceed 10 years from the grant date. The exercise price of any ISOs granted may not be less than 100.0% of the fair market value of a share of our common stock on the grant date. The exercise price of non-qualified options may not be less than 100.0% of the fair market value of a share of our common stock on the grant date unless it is approved by the Compensation Committee. As of December 31, 2025, we had 3,385,671 shares of common stock available for future grants under the 2019 Plan.

Share-Based Compensation Expense

A summary of share-based compensation expense, net of forfeitures, by award type follows ($ in thousands):

	Year Ended December 31,
	2025	2024	2023
Stock options	$4,310	$3,506	$4,295
Restricted stock awards	1,266	676	310
Total share-based compensation expense	$5,576	$4,182	$4,605

As of December 31, 2025, we had unrecognized share-based compensation expense of $3.1 million that is expected to be recognized over the following years: 2026 - $2.0 million, 2027 - $0.7 million, 2028 - $0.3 million and 2029 - $0.1 million.

Restricted Stock Awards

Restricted stock awards vest over five years, with 20.0% vesting on each anniversary of the grant date beginning with the grant date, and certain of the awards are subject to a one-year post-vesting hold. The holders of restricted stock awards have a non-forfeitable right to dividends or dividend equivalents during the vesting periods.

During the years ended December 31, 2025, 2024 and 2023, we granted 29,500, 15,000 and 21,000 restricted stock awards, respectively, with weighted average grant date fair values of $73.34, $57.76 and $49.30, respectively, to our executive officers under the 2019 Plan. During the years ended December 31, 2025 and 2024, 7,200 and 3,970 restricted stock awards, respectively, vested with weighted average grant date fair values of $52.83 and $49.30, respectively. We had no vestings of restricted stock awards during the year ended December 31, 2023. Additionally, we did not have any forfeitures during each of the years ended December 31, 2025, 2024 and 2023. As of December 31, 2025 and 2024, 54,100 and 31,800 restricted stock awards, respectively, were outstanding with weighted average grant date fair values of $64.29 and $53.29, respectively. As of December 31, 2025 the weighted average remaining vesting period of restricted stock awards was 3.5 years.

Stock Options

The following assumptions were used to estimate the fair value of our stock options at the respective grant dates:

	Year Ended December 31,
	2025	2024	2023
Risk-free interest rate	3.94%	4.49%	4.56%
Expected volatility	24.0%	26.1%	39.0%
Dividend yield	5.2%	6.4%	6.9%
Expected lives	2.9 years	2.9 years	2.9 years

A summary of the activity related to our stock options follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise Price	Contractual
	of Options	Per Share	Life (Years)
Options outstanding at December 31, 2022	2,216,175	$70.97
Granted	385,500	54.73
Exercised	(5,166)	53.41
Forfeited	(61,168)	66.44
Expired	(88,170)	64.33
Options outstanding at December 31, 2023	2,447,171	68.80
Granted	431,000	57.76
Exercised	(1,065,119)	58.24
Forfeited	(95,000)	68.00
Expired	(301,837)	79.96
Options outstanding at December 31, 2024	1,416,215	71.06
Granted	579,500	73.43
Exercised	(309,713)	62.58
Forfeited	(70,503)	64.79
Expired	(491,000)	90.79
Options outstanding at December 31, 2025	1,124,499	66.39	2.9
Options exercisable at December 31, 2025	719,311	64.60	2.3

During the years ended December 31, 2025, 2024 and 2023, the weighted average fair value of options granted was $9.34, $7.36 and $10.56, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2025, 2024 and 2023 was $4.4 million, $11.8 million and less than $0.1 million, respectively. As of December 31, 2025, the aggregate intrinsic values of our stock options outstanding and exercisable were $11.2 million and $8.5 million, respectively.

A summary of activity related to our non-vested stock options for the year ended December 31, 2025 follows:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Options	Per Share
Non-vested options outstanding at the beginning of the year	340,694	$8.71
Granted	579,500	9.34
Non-vested options forfeited	(70,503)	8.86
Vested	(444,503)	9.28
Non-vested options outstanding at the end of the year	405,188	8.95

Note 13. Earnings Per Share

The following table presents the calculations of basic and diluted earnings per share ($ in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Net income attributable to common stockholders - basic and diluted	$141,976	$137,867	$135,597

Weighted average common shares outstanding - basic	46,874,691	43,844,771	43,388,794
Effect of dilutive securities:
Stock options	132,982	184,416	672
Forward equity sales agreements	44,090	73,449	—
Weighted average common shares outstanding - diluted	47,051,763	44,102,636	43,389,466

Earnings per share:
Basic	$3.03	$3.14	$3.13
Diluted	$3.02	$3.13	$3.13

Anti-dilutive stock options excluded from above	41,377	235,344	802,506
Dividends declared per share	$3.64	$3.60	$3.60
Note 14. Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, straight-line rents receivable, accounts receivable, accounts payable, other liabilities. dividends payable and deferred income on our consolidated balance sheets as of December 31, 2025 and 2024 approximate their fair values due to the short-term nature of these financial instruments.

The following table includes the carrying amounts and fair values of certain of our financial instruments ($ in thousands):

	Carrying Amount		Fair Value
	December 31,		December 31,
	2025	2024	2025	2024
Level 2:
Fixed rate debt	$838,764	$620,864	$794,233	$548,339
Variable rate debt	325,050	525,177	329,000	531,200
Level 3:
Mortgage and other notes receivable, net	203,296	268,926	201,490	261,708

We classify fixed rate debt as a Level 2 measurement. We determine the fair values of these debt instruments based on quoted prices for similar instruments or calculations utilizing model derived valuations in which significant inputs are observable in active markets.

We classify variable rate debt as a Level 2 measurement. We estimate the fair values of our borrowings under our Credit Facility and Bank Term Loan at their notional amounts due to the predominance of floating interest rates, which generally reflect market conditions.

We classify mortgage and other notes receivable, net, as Level 3 measurements. We estimate the fair values of these financial instruments using projected payoff valuations based on the expected future cash flows and credit risk of the borrower. If the repayment of a loan is expected to be provided solely from the collateral, we estimate the projected payoff of the loan based on the estimated fair value of the collateral, net of selling cost.

Our real estate properties and intangible assets are remeasured at fair value on a non-recurring basis. We classify these assets as Level 3 measurements. When indicators of potential impairment exists, we estimate the fair value of the identified asset or group of assets using the income approach and unobservable data, such as expected future cash flows, estimated capitalization and discounts rates. We also consider national, regional and local industry market data, including comparable sales information, and may engage an external third-party appraiser to assist us in our estimations of fair value. We estimate the fair value of assets held for sale based on our current sales price expectation, net of selling cost.

We did not remeasure the fair values of our real estate properties and intangible assets December 31, 2025 and 2024, except for the property reclassified to assets held for sale as of December 31, 2025, which was remeasured using the Level 3 measurements described above.

Note 15. Income Taxes

Beginning with our inception in 1991, we elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with our first taxable year. To qualify as a REIT for federal income tax purposes, at least 90% of taxable income (excluding 100% of net capital gains) must be distributed to stockholders. REITs that do not distribute a certain amount of taxable income in the current year are also subject to a 4% federal excise tax. Undistributed net income for federal income tax purposes differs from undistributed net income for financial statement purposes primarily due to the recognition of straight-line rent revenue for financial reporting purposes, differences in the basis of acquisitions, recording of impairments, differing useful lives and depreciation and amortization methods for real property and the provision for loan losses for financial reporting purposes versus bad debt expense for federal income tax purposes.

During the years ended December 31, 2025, 2024 and 2023, we recognized $0.2 million, $0.1 million and $0.1 million, respectively, of state current income tax expense in our consolidated statements of income. We made state income tax payments of $0.2 million, $0.2 million and $0.2 million, respectively, during the years ended December 31, 2025, 2024 and 2023. We had no federal income taxes in these years.

A summary of our deferred tax assets and liabilities follows:

	December 31,
	2025	2024
Deferred tax assets:
Federal net operating loss carryforwards	$4,201	$2,925
State net operating loss carryforwards	279	75
Deferred income	234	—
Other	12	—
Total deferred tax assets	4,726	3,000
Valuation allowance	(277)	(920)
Total deferred tax assets, net of valuation allowance	4,449	2,080
Deferred tax liabilities:
Partnership differences	(3,899)	(2,080)
Real estate properties	(550)	—
Total deferred tax liabilities	(4,449)	(2,080)
Total deferred tax assets, net	$—	$—

As of December 31, 2025, we had $20.0 million of federal net operating loss carryforwards of which $0.9 million expires in 2035 through 2036 and the remainder has no expiration. We had $5.9 million of state net operating loss carryforwards as of December 31, 2025 of which $1.0 million expires in 2035 and the remainder has no expiration.

A summary of our cash distributions paid to common stockholders for federal income tax purposes on a per share basis were as follows (unaudited):

	Year Ended December 31,
	2025	2024	2023
Ordinary income	$3.16	$2.84	$2.41
Capital gains	—	—	0.25
Return of capital	0.32	—	0.94
Total cash distributions on a per share basis	$3.48	$2.84	$3.60

Our income tax returns are generally subject to examination by the Internal Revenue Service or state and local taxing authorities for the year ended December 31, 2022 and subsequent years. The statutes of limitations for state and local examinations may vary across the states in which we operate.

Note 16. Segment Reporting

We evaluate our business and make resource allocations based on two operating segments: Real Estate Investments and SHOP. The Real Estate Investments segment consists of our investments in acquiring SHOs and medical facilities and providing financing arrangements to our tenants, operators, or affiliates of our tenants and operators, and other third parties primarily for construction, renovation and expansion projects, funding of working capital or other corporate needs and the acquisition of real estate properties. We lease these properties primarily under triple-net leases and do not have involvement in the operations at the properties. The types of properties we acquire or finance include ILFs, ALFs, EFCs, SLCs, SNFs and HOSPs. Our SHOP segment consists of senior housing communities we own, which are operated on our behalf by third-party managers in exchange for a management fee.

Our President and Chief Executive Officer serves as our Chief Operating Decision Maker (“CODM”). Our CODM reviews financial and other performance information quarterly based upon segment net operating income (“NOI”). We define NOI as total revenues less tenant reimbursements and property operating expenses. Our CODM evaluates NOI to make decisions about resource allocations to the segments and to assess the property level performance of our investment portfolios. The CODM evaluates revenues and operating expenses on a comparative basis for each segment, both sequentially and year-over-year, and also evaluates budget-to-actual variances on a quarterly basis. For our SHOP segment, the CODM reviews additional key performance indicators based on the revenues and operating expenses per occupied or available resident unit and based on revenues and functional expenses by resident.

We do not allocate non-property expenses to our operating segments in determining NOI. Our non-segment / corporate assets primarily include cash and cash equivalents, the corporate office and certain equipment.

On August 1, 2025, we entered into a series of concurrent transactions that included the transition of seven properties from the Real Estate Investments segment to the SHOP segment. The operating results of these properties have been reflected in the Real Estate Investments segment prior to August 1, 2025 and the SHOP segment from August 1, 2025 through December 31, 2025. There were no real estate property transitions in the years ended December 31, 2024 and 2023. We do not have any other inter-segment transactions. Reference the “Discovery Transitions” section in Note 3 for additional information on the transitioned properties.

The following tables provide information on our operating segments ($ in thousands):

	Year Ended December 31, 2025
	Real Estate		Non-Segment /
	Investments	SHOP	Corporate	Total
Rental income	$271,600	$—	$—	$271,600
Resident fees and services	—	80,062	—	80,062
Interest and other income	23,966	—	—	23,966
Total revenues	295,566	80,062	—	375,628
Utilities	—	5,573	—	5,573
Dietary	—	5,736	—	5,736
Labor	—	27,532	—	27,532
Taxes and insurance	10,982	7,817	—	18,799
Management fees	—	3,997	—	3,997
Other senior housing operating expenses[1]	—	10,273	—	10,273
NOI	284,584	19,134	—	303,718
Depreciation and amortization	66,035	14,859	50	80,944
Interest expense	929	—	56,439	57,368
Legal expense	—	—	2,666	2,666
Franchise, excise and other taxes	—	—	1,080	1,080
General and administrative expenses	—	—	26,868	26,868
Proxy contest and related expenses	—	—	1,572	1,572
Loan and realty gains, net	(3,447)	—	—	(3,447)
Gains on sales of real estate properties, net	(456)	—	—	(456)
Gains from equity method investment	(3,664)	—	—	(3,664)
Net income (loss)	$225,187	$4,275	$(88,675)	$140,787

Capital expenditures	$259,496	$87,486	$49	$347,031

1    Amount primarily includes general and administrative costs and marketing expenses.

	Year Ended December 31, 2024
	Real Estate		Non-Segment /
	Investments	SHOP	Corporate	Total
Rental income	$257,049	$—	$—	$257,049
Resident fees and services	—	54,421	—	54,421
Interest and other income	23,243	—	468	23,711
Total revenues	280,292	54,421	468	335,181
Utilities	—	3,887	—	3,887
Dietary	—	4,287	—	4,287
Labor	—	17,166	—	17,166
Taxes and insurance	11,165	6,412	—	17,577
Management fees	—	2,685	—	2,685
Other senior housing operating expenses[1]	—	7,814	—	7,814
NOI	269,127	12,170	468	281,765
Depreciation and amortization	61,249	10,157	37	71,443
Interest expense	3,060	—	56,843	59,903
Legal expense	—	—	1,052	1,052
Franchise, excise and other taxes	—	—	38	38
General and administrative expenses	—	—	20,736	20,736
Loan and realty losses, net	5,295	—	—	5,295
Gains on sales of real estate properties, net	(6,678)	—	—	(6,678)
Gains from equity method investment	(402)	—	—	(402)
Gains on forward equity sales agreements, net	—	—	(6,261)	(6,261)
Net income (loss)	$206,603	$2,013	$(71,977)	$136,639

Capital expenditures	$169,225	$10,984	$—	$180,209

1    Amount primarily includes general and administrative costs and marketing expenses.

	Year Ended December 31, 2023
	Real Estate		Non-Segment /
	Investments	SHOP	Corporate	Total
Rental income	$249,227	$—	$—	$249,227
Resident fees and services	—	48,809	—	48,809
Interest and other income	21,448	—	351	21,799
Total revenues	270,675	48,809	351	319,835
Utilities	—	3,537	—	3,537
Dietary	—	3,763	—	3,763
Labor	—	16,165	—	16,165
Taxes and insurance	11,513	5,889	—	17,402
Management fees	—	2,434	—	2,434
Other senior housing operating expenses[1]	—	7,799	—	7,799
NOI	259,162	9,222	351	268,735
Depreciation and amortization	60,764	9,158	51	69,973
Interest expense	3,071	—	55,089	58,160
Legal expense	—	—	507	507
Franchise, excise and other taxes	—	—	449	449
General and administrative expenses	—	—	19,314	19,314
Loan and realty losses, net	1,376	—	—	1,376
Gains on operations transfers, net	(20)	—	—	(20)
Gains on sales of real estate properties, net	(14,721)	—	—	(14,721)
Gains from equity method investment	(555)	—	—	(555)
Loss on early retirement of debt	—	—	73	73
Other income	(202)	—	—	(202)
Net income (loss)	$209,449	$64	$(75,132)	$134,381

Capital expenditures	$56,928	$9,328	$—	$66,256

1    Amount primarily includes general and administrative costs and marketing expenses.

The following table provides a summary of our total assets by segment ($ in thousands):

	December 31,
	2025	2024
Real Estate Investments segment	$2,282,128	$2,325,269
SHOP segment	503,201	270,273
Non-segment / corporate	11,558	18,829
Total assets	$2,796,887	$2,614,371

Note 17. Variable Interest Entities

Consolidated Variable Interest Entities

We are the controlling equity partner in certain entities that we have deemed to be VIEs. For each of these partnerships, we determined whether either the members as a group lack the characteristics of a controlling financial interest or the total equity at risk in the individual partnership is insufficient to finance the activities of the partnership without additional subordinated financial support. We are deemed the primary beneficiary of these VIEs because we have the ability to direct the activities that most significantly impact the economic performance of these partnerships and also have the obligation to absorb the losses of the partnership or have the right to receive benefits arising from the partnership, subject to limited protective rights extended to our partners for specified business decisions. Reference the “Discovery Transitions” section in Note 3 for information on the dissolution of a partnership which was a consolidated VIE through August 1, 2025.

The following table provides information on the assets and liabilities of our consolidated VIEs ($ in thousands):

	December 31,
	2025	2024
Real Estate Investments segment:
Real estate properties, net	$112,717	$244,337
Cash and cash equivalents	1,020	3,185
Straight-line rents receivable	554	10,025
Other assets, net	2,751	5,291
Accounts payable and other liabilities	—	(26)
SHOP segment:
Real estate properties, net	290,691	261,561
Cash and cash equivalents	8,121	6,480
Other assets, net	1,457	2,232
Accounts payable and other liabilities	(5,473)	(5,689)

Unconsolidated Variable Interest Entities

In our Real Estate Investments segment, we have concluded that we are not the primary beneficiary for certain investments where we lack either directly or through related parties the power to direct the activities that most significantly impact the economic performance of these entities. We do not have any unconsolidated VIEs in our SHOP segment.

The following table provides a summary of our relationships and sources of exposure related to our unconsolidated VIEs as of December 31, 2025 ($ in thousands):

Year				Maximum
of Initial		Source of	Carrying	Exposure	Note
Involvement	Name	Exposure	Amount	to Loss	References
		Notes and straight-line
2014	Senior Living	rents receivable	$48,243	$55,743	Notes 4, 5
2016	SLM	Note	12,000	12,000	Note 4
2018	Bickford	Notes	16,073	27,864	Note 4
2019	Encore Senior Living	Various[1]	43,967	63,481	Notes 3, 4
2020	Timber Ridge OpCo	Various[2]	(4,195)	805	Notes 6, 7
	Senior Living Hospitality	Notes and straight-line
2020	Group[3]	rents receivable	12,396	13,920	N/A
	Montecito Medical
2021	Real Estate	Notes	6,640	6,640	N/A
		Note and straight-line
2021	Vizion Health	rents receivable	18,924	18,924	Note 4
2021	Navion Senior Solutions	Various[4]	7,310	9,460	N/A
2023	Kindcare Senior Living	Notes[5]	820	820	N/A
2024	Mainstay Healthcare	Note	9,066	9,066	N/A

1    Notes, straight-line rents receivable and interest receivable
2    Loan commitment, equity method investment, straight-line rents receivable and unamortized lease incentive
3    Formerly referred to as Watermark Retirement
4    Note, straight-line rents receivable and unamortized lease incentive
5    Represents two mezzanine loans originating from the sales of real estate properties

We are not obligated to provide support beyond our stated commitments to these tenants and borrowers whom we classify as VIEs and accordingly, our maximum exposure to loss as a result of these relationships is limited to the amount of our commitments. Our risk of economic loss on a tenant lease in excess of what is presented in the table above is limited to any future non-payments of rent before we are able to take effective remedial action, as well as any costs incurred to secure a new lease at the property. The potential extent of such losses at a future date would depend upon facts and circumstances unique to each tenant and the related lease and therefore are not included in the table above.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures - As of December 31, 2025, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) to ensure information required to be disclosed in our filings under the Exchange Act, is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC; and (ii) accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2025.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting identified in management’s evaluation during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

On October 1, 2025, the Company acquired the real estate and related operations of four senior housing communities in Oklahoma and Oregon. As permitted by guidance issued by the SEC staff, we have excluded this acquisition from our assessment of internal control over financial reporting as of December 31, 2025. This acquisition constituted 2.7% and 1.6% of total assets and total revenues, respectively, as of and for the year ended December 31, 2025.

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

Stockholders and Board of Directors
National Health Investors, Inc.
Murfreesboro, Tennessee

Opinion on Internal Control over Financial Reporting

We have audited National Health Investors, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

As indicated in the accompanying Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of four senior housing communities in Oklahoma and Oregon, which were acquired on October 1, 2025, and are included in the consolidated balance sheet of the Company as of December 31, 2025, and the related consolidated statements of income, equity, and cash flows for the year then ended. This acquisition constituted 2.7% of total assets and 1.6% of total revenues as of and for the year ended December 31, 2025. Management did not assess the effectiveness of internal control over financial reporting of these acquired properties. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of these acquired properties.

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

/s/ BDO USA, P.C.

Nashville, Tennessee
February 26, 2026

ITEM 9B. OTHER INFORMATION

None of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during our fiscal quarter ended December 31, 2025.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the information in our definitive proxy statement for the 2026 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this Annual Report relates.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from the information in our definitive proxy statement for the 2026 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this Annual Report relates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information in our definitive proxy statement for the 2026 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this Annual Report relates.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the information in our definitive proxy statement for the 2026 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this Annual Report relates.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the information in our definitive proxy statement for the 2026 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this Annual Report relates.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    (1)    Financial Statements

The following financial statements are included in “Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report:

Report of Independent Registered Public Accounting Firm (BDO USA, P.C.; Nashville, TN; PCAOB ID # 243)
Consolidated Balance Sheets - December 31, 2025 and 2024
Consolidated Statements of Income - Years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Cash Flows - Years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Equity - Years ended December 31, 2025, 2024 and 2023
Notes to the Consolidated Financial Statements

(2)    Financial Statement Schedules

The following financial statement schedules are included in this Annual Report following the signature page:

Schedule III - Real Estate and Accumulated Depreciation
Schedule IV - Mortgage Loans on Real Estate

(3)    Exhibits

Exhibits required as part of this Annual Report are listed in the Exhibit Index.

EXHIBIT INDEX

Item
Number	Exhibit Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form S-3 Registration Statement No. 333-192322)
3.2	Articles of Amendment to Articles of Incorporation of National Health Investors, Inc., dated June 8, 1994 (incorporated by reference to Exhibit 3.2 to Form S-3 Registration Statement No. 333-194653)
3.3	Amendment to Articles of Incorporation, dated May 1, 2009 (incorporated by reference to Exhibit A to Definitive Proxy Statement filed March 23, 2009)
3.4	Amendment to Articles of Incorporation approved by stockholders on May 2, 2014 (incorporated by reference to Exhibit 3.3 to Form 10-Q filed August 4, 2014)
3.5	Amendment to Articles of Incorporation approved by stockholders on May 6, 2020 (incorporated by reference to Exhibit 3.6 to Form 10-Q filed August 10, 2020)
3.6	Amendment to Articles of Incorporation approved by stockholders on May 21, 2025 (incorporated by reference to Exhibit 3.6 to Form 10-Q filed August 6, 2025)
3.7	Amended and Restated Bylaws as approved February 17, 2023, as amended April 27, 2023 (incorporated by reference to Exhibit 3.5 to Form 10-Q filed May 9, 2023)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 39 to Form S-11 Registration Statement No. 33-41863, filed in paper - hyperlink is not required pursuant to Rule 105 of Regulation S-T)
4.2	Indenture, dated as of January 26, 2021, among National Health Investors, Inc. and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed January 26, 2021)
4.3
First Supplemental Indenture, dated as of January 26, 2021, among National Health Investors, Inc., Regions Bank, as trustee, and the subsidiary guarantors set forth therein (incorporated by reference to Exhibit 4.2 to Form 8-K filed January 26, 2021)

4.4
Second Supplemental Indenture, dated as of March 31, 2022, among National Health Investors, Inc., Regions Bank, as trustee, and the subsidiary guarantors set forth therein (incorporated by reference to Exhibit 4.6 to Form 10-Q filed May 9, 2022)

4.5
Third Supplemental Indenture, dated as of July 7, 2025, among National Health Investors, Inc., Regions Bank, as trustee, and the subsidiary guarantors set forth therein (incorporated by reference to Exhibit 4.1 to Form 10-Q filed August 6, 2025)

4.6
Fourth Supplemental Indenture, dated as of September 26, 2025, among National Health Investors, Inc., Regions Bank, as trustee, and the subsidiary guarantors set forth therein (incorporated by reference to Exhibit 4.2 to Form 8-K filed September 26, 2025)

4.7
Fifth Supplemental Indenture, dated as of October 10, 2025, among National Health Investors, Inc., Regions Bank, as trustee, and the subsidiary guarantors set forth therein (incorporated by reference to Exhibit 4.2 to Form 10-Q filed November 6, 2025)

4.8	Description of Securities (filed herewith)
10.1
Master Agreement to Lease, dated October 17, 1991, by and between National Health Investors, Inc. and National HealthCorp, L.P. including amendments No. 1 through 4 (incorporated by reference to Exhibit 10.1 to Form 10-K filed February 22, 2020)

10.2	Amendment No. 5 to the Company’s Master Agreement to Lease with NHC (incorporated by reference to Exhibit 10.2 to Form 10-K filed March 10, 2006)
10.3	Amendment No. 6 to the Company’s Master Agreement to Lease with NHC (incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 4, 2013)
10.4	Amended and Restated Amendment No. 6 to the Company’s Master Agreement to Lease with NHC (incorporated by reference to Exhibit 10.4 to Form 10-K filed February 18, 2014)
10.5	Extension of Master Agreement to Lease, dated December 28, 2012 (incorporated by reference to Exhibit 10.22 to Form 10-K filed February 15, 2013)
*10.6	National Health Investors, Inc. 2012 Stock Option Plan (incorporated by reference to Appendix A to Definitive Proxy Statement filed March 23, 2012)
10.9
Membership Interest Purchase Agreement, dated as of June 24, 2013, among Care Investment Trust Inc., Care YBE Subsidiary LLC and NHI-Bickford RE, LLC (incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 6, 2013)

10.10
Master Lease, dated December 23, 2013, between NHI-REIT of Next House, LLC, Myrtle Beach Retirement Residence LLC and Voorhees Retirement Residence LLC, individually and collectively as Landlord, and NH Master Tenant LLC, as Tenant (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 24, 2013)

Item
Number	Exhibit Description
10.11
Guarantee of Lease Agreement, dated December 23, 2013, between NHI-REIT of Next House, LLC, Myrtle Beach Retirement Residence LLC and Voorhees Retirement Residence LLC, individually and collectively as Landlord, and Holiday AL Holdings, LP, as Guarantor (incorporated by reference to Exhibit 10.3 to Form 8-K filed December 24, 2013)

10.12	Amendment No. 7 to Master Agreement to Lease with NHC (incorporated by reference to Exhibit 10.32 to Form 10-K filed February 18, 2014)
10.13
$225 million Note Purchase Agreement, dated January 13, 2015, with Prudential Capital Group and certain of its affiliates (incorporated by reference to Exhibit 10.32 to Form 10-K filed February 17, 2015)

*10.14	First Amendment to National Health Investors, Inc. 2012 Stock Incentive Plan (incorporated by reference to Appendix A to Definitive Proxy Statement filed March 20, 2015)
10.15
Construction and Term Loan Agreement, dated February 10, 2015, between the Company and LCS-Westminster Partnership III LLP (incorporated by reference to Exhibit 10.21 to Form 10-K filed February 16, 2018)

10.16
Multifamily Loan and Security Agreement for Urbandale Bickford Cottage by and between Care YBE Subsidiary LLC, a Delaware limited liability company, and KeyBank National Association, a national banking association, with Appendix 1 identifying substantially identical agreements and setting forth the material details in which such agreements differ from this agreement (incorporated by reference to Exhibit 10.3 to Form 10-Q filed May 7, 2015)

10.17
Multifamily Loan and Security Agreement for Omaha II Bickford Cottage by and between Care YBE Subsidiary LLC, a Delaware limited liability company, and KeyBank National Association, a national banking association, with Appendix 1 identifying substantially identical agreements and setting forth the material details in which such agreements differ from this agreement (incorporated by reference to Exhibit 10.4 to Form 10-Q filed May 7, 2015)

10.18
Second Amendment to Note Purchase Agreement, dated as of June 30, 2015, among the Corporation, The Prudential Insurance Company of America and the other Purchasers named therein (incorporated by reference to Exhibit 10.2 to Form 10-Q filed August 5, 2015)

*10.19
Amended and Restated Employment Agreement, dated as of February 15, 2019, by and between National Health Investors, Inc. and D. Eric Mendelsohn (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 22, 2019)

10.20	NHI PropCo, LLC Membership Interest Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 7, 2016)
10.21	Fifth Amendment to Note Purchase Agreement, dated January 13, 2015, made and entered into as of August 8, 2017 (incorporated by reference to Exhibit 99.2 to Form 8-K filed August 14, 2017)
10.22	Second Amendment to National Health Investors, Inc. 2012 Stock Incentive Plan (incorporated by reference to Appendix A to Definitive Proxy Statement filed March 20, 2018)
10.23
Amendment to Master Lease and Termination of Guaranty, dated as of November 5, 2018, by and among NHI-REIT of Next House, LLC, Myrtle Beach Retirement Residence LLC, Voorhees Retirement Residence LLC, NH Master Tenant LLC and Holiday AL Holdings LP (incorporated by reference to Exhibit 99.2 to Form 8-K filed November 6, 2018)

10.24
Construction and Term Loan Agreement, dated December 21, 2018, between the Company and LCS-Westminster Partnership IV, LLP (incorporated by reference to Exhibit 10.36 to Form 10-K filed February 19, 2019)

*10.25	National Health Investors, Inc. 2019 Stock Incentive Plan (incorporated by reference to Appendix A to Definitive Proxy Statement filed March 19, 2019)
10.26
Composite Note Purchase Agreement Reflecting: First Amendment, dated March 20, 2015; Second Amendment, dated June 30, 2015; Third Amendment to Note Purchase Agreement, dated November 3, 2015; Fourth Amendment to Note Purchase Agreement, dated August 15, 2016; and Fifth Amendment to Note Purchase Agreement, dated August 8, 2017, in HTML format (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 19, 2020)

10.27
Settlement Agreement, dated March 31, 2022, by and among National Health Investors, Inc. and Welltower, Inc., Welltower Victory II TRS LLC and WELL Churchill Leasehold Owner LLC (incorporated by reference to Exhibit 10.2 to Form 10-Q filed May 9, 2022)

10.28	Sixth Amendment, dated June 29, 2022, to Note Purchase Agreement, dated January 13, 2015 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed August 8, 2022)
10.29	Amendment No. 8 to Master Lease Agreement to Lease with NHC (incorporated by reference to Exhibit 10.38 to Form 10-K filed February 21, 2023)
10.30	Amendment No. 9 to Master Lease Agreement to Lease with NHC (incorporated by reference to Exhibit 10.39 to Form 10-K filed February 21, 2023)
10.31	Amendment No. 10 to Master Lease Agreement to Lease with NHC) (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 8, 2022)
*10.32	Amended and Restated National Health Investors, Inc. 2019 Stock Incentive Plan (incorporated by reference to Appendix A to Definitive Proxy Statement filed March 23, 2023)

Item
Number	Exhibit Description
10.33
Term Loan Agreement, dated as of June 16, 2023, by and among National Health Investors, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 20, 2023)

*10.34
Amended and Restated Change in Control Severance Agreement, dated December 15, 2025, by and between National Health Investors, Inc. and D. Eric Mendelsohn (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 19, 2025)

*10.35
Amended and Restated Change in Control Severance Agreement, dated December 15, 2025, by and between National Health Investors, Inc. and Kristin S. Gaines (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 19, 2025)

*10.36
Amended and Restated Change in Control Severance Agreement, dated December 15, 2025, by and between National Health Investors, Inc. and Kevin C. Pascoe (incorporated by reference to Exhibit 10.3 to Form 8-K filed December 19, 2025)

*10.37
Amended and Restated Change in Control Severance Agreement, dated December 15, 2025, by and between National Health Investors, Inc. and John L. Spaid (incorporated by reference to Exhibit 10.4 to Form 8-K filed December 19, 2025)

*10.38
Amended and Restated Change in Control Severance Agreement, dated December 15, 2025, by and between National Health Investors, Inc. and David L. Travis (incorporated by reference to Exhibit 10.5 to Form 8-K filed December 19, 2025)

10.39
Amended and Restated Credit Agreement, dated as of October 24, 2024, by and among National Health Investors, Inc., Wells Fargo Bank, National Association, as administrative agent, and the financial institutions party thereto, as lenders and agents (incorporated by reference to Exhibit 10.48 to Form 10-K filed February 25, 2025)

10.40
Amendment No. 1, dated as of October 24, 2024, to Term Loan Agreement, dated June 16, 2023, with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.49 Form 10-K filed February 25, 2025)

10.41
Amendment No. 2 to Term Loan Agreement, dated as of October 31, 2025, by and among National Health Investors, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 6, 2025)

10.42
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of October 31, 2025, by and among National Health Investors, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 6, 2025)

19	NHI’s Insider Trading Policy (filed herewith)
21	Subsidiaries (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
97	National Health Investors, Inc. Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97 to Form 10-K filed February 20, 2024)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*    Indicates management contract or compensatory plan or arrangement

ITEM 16. SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date:	February 26, 2026	/s/ D. Eric Mendelsohn
D. Eric Mendelsohn
President, Chief Executive Officer and Director
(duly authorized officer)

Signature	Title	Date

/s/ D. Eric Mendelsohn	President, Chief Executive Officer and Director	February 26, 2026
D. Eric Mendelsohn	(Principal Executive Officer)

/s/ John L. Spaid	Chief Financial Officer	February 26, 2026
John L. Spaid	(Principal Financial Officer)

/s/ David L. Travis	Chief Accounting Officer	February 26, 2026
David L. Travis	(Principal Accounting Officer)

/s/ Robert A. McCabe, Jr.	Chairman of the Board	February 26, 2026
Robert A. McCabe, Jr.

/s/ Robert G. Adams	Director	February 26, 2026
Robert G. Adams

/s/ Robert W. Chapin, Jr.	Director	February 26, 2026
Robert W. Chapin, Jr.

/s/ Tracy M. J. Colden	Director	February 26, 2026
Tracy M. J. Colden

/s/ James R. Jobe	Director	February 26, 2026
James R. Jobe

/s/ Charlotte A. Swafford	Director	February 26, 2026
Charlotte A. Swafford

/s/ Candice W. Todd	Director	February 26, 2026
Candice W. Todd

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2025
($ in thousands)

	Initial Cost to Company			Gross Carrying Amount
		Buildings,			Buildings,
		Building	Costs		Building		Accumulated	Date
		Improvements	Capitalized		Improvements		Depreciation	Acquired or
		and Intangible	Subsequent to		and Intangible		and	Construction
Real Estate Properties	Land	Assets	Acquisition	Land	Assets	Total[1]	Amortization[2]	Completed
Real Estate Investments segment:
Skilled nursing facilities:
Anniston, AL	$70	$4,477	$—	$70	$4,477	$4,547	$3,925	10/17/1991
Moulton, AL	25	688	—	25	688	713	688	10/17/1991
Avondale, AZ	453	6,678	—	453	6,678	7,131	4,949	08/13/1996
Brooksville, FL	1,217	16,166	—	1,217	16,166	17,383	6,433	02/01/2010
Crystal River, FL	912	12,117	—	912	12,117	13,029	4,822	02/01/2010
Dade City, FL	605	8,042	—	605	8,042	8,647	3,200	02/01/2010
Hudson, FL	1,290	22,392	—	1,290	22,392	23,682	14,290	Various
Merritt Island, FL	701	8,869	—	701	8,869	9,570	8,052	10/17/1991
New Port Richey, FL	228	3,023	—	228	3,023	3,251	1,203	02/01/2010
Plant City, FL	405	8,777	—	405	8,777	9,182	7,915	10/17/1991
Stuart, FL	787	9,048	—	787	9,048	9,835	8,367	10/17/1991
Trenton, FL	851	11,312	—	851	11,312	12,163	4,501	09/29/2000
Glasgow, KY	33	2,110	—	33	2,110	2,143	2,075	10/17/1991
Desloge, MO	178	3,804	—	178	3,804	3,982	3,804	10/17/1991
Joplin, MO	175	4,034	—	175	4,034	4,209	3,576	10/17/1991
Kennett, MO	180	4,928	—	180	4,928	5,108	4,844	10/17/1991
Maryland Heights, MO	150	4,790	—	150	4,790	4,940	4,693	10/17/1991
St. Charles, MO	420	5,512	—	420	5,512	5,932	5,512	10/17/1991
Albany, OR	190	10,415	—	190	10,415	10,605	3,476	03/31/2014
Creswell, OR	470	8,946	—	470	8,946	9,416	2,886	03/31/2014
Forest Grove, OR	540	11,848	—	540	11,848	12,388	3,895	03/31/2014
Anderson, SC	308	4,643	—	308	4,643	4,951	4,524	10/17/1991
Greenwood, SC	174	3,457	—	174	3,457	3,631	3,337	10/17/1991
Laurens, SC	42	3,426	—	42	3,426	3,468	3,257	10/17/1991
Orangeburg, SC	300	3,714	—	300	3,714	4,014	1,659	09/25/2008
Athens, TN	38	1,463	—	38	1,463	1,501	1,389	10/17/1991
Chattanooga, TN	143	2,309	—	143	2,309	2,452	2,304	10/17/1991
Dickson, TN	90	3,541	—	90	3,541	3,631	3,374	10/17/1991
Dunlap, TN	35	3,679	—	35	3,679	3,714	3,252	10/17/1991

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
($ in thousands)

	Initial Cost to Company			Gross Carrying Amount
		Buildings,			Buildings,
		Building	Costs		Building		Accumulated	Date
		Improvements	Capitalized		Improvements		Depreciation	Acquired or
		and Intangible	Subsequent to		and Intangible		and	Construction
Real Estate Properties	Land	Assets	Acquisition	Land	Assets	Total[1]	Amortization[2]	Completed
Franklin, TN	47	1,130	—	47	1,130	1,177	1,130	10/17/1991
Hendersonville, TN	363	3,837	—	363	3,837	4,200	3,592	10/17/1991
Johnson City, TN	85	1,918	—	85	1,918	2,003	1,918	10/17/1991
Lawrenceburg, TN	98	2,900	—	98	2,900	2,998	2,587	10/17/1991
Lewisburg, TN	46	994	—	46	994	1,040	995	10/17/1991
McMinnville, TN	73	3,618	—	73	3,618	3,691	3,380	10/17/1991
Milan, TN	41	1,826	—	41	1,826	1,867	1,728	10/17/1991
Pulaski, TN	53	3,921	—	53	3,921	3,974	3,607	10/17/1991
Smithville, TN	35	3,816	—	35	3,816	3,851	3,452	10/18/1991
Somerville, TN	26	677	—	26	677	703	678	10/19/1991
Sparta, TN	80	1,602	—	80	1,602	1,682	1,570	10/20/1991
Austin, TX	606	9,895	—	606	9,895	10,501	2,748	04/01/2016
Canton, TX	420	12,330	—	420	12,330	12,750	4,641	04/18/2013
Corinth, TX	1,075	13,935	—	1,075	13,935	15,010	5,435	04/18/2013
Ennis, TX	986	9,025	—	986	9,025	10,011	3,716	10/31/2011
Euless, TX	1,241	12,629	—	1,241	12,629	13,870	3,718	04/01/2016
Fort Worth, TX	1,380	14,370	—	1,380	14,370	15,750	3,625	05/10/2018
Garland, TX	1,440	14,310	—	1,440	14,310	15,750	3,602	05/10/2018
Gladewater, TX	70	17,840	—	70	17,840	17,910	4,749	04/01/2016
Greenville, TX	1,800	13,948	—	1,800	13,948	15,748	5,571	10/31/2011
Houston, TX	2,808	42,511	—	2,808	42,511	45,319	17,509	Various
Katy, TX	610	13,893	—	610	13,893	14,503	3,869	04/01/2016
Kyle, TX	1,096	12,279	—	1,096	12,279	13,375	4,924	06/11/2012
Marble Falls, TX	480	14,989	—	480	14,989	15,469	4,107	04/01/2016
McAllen, TX	1,175	8,259	—	1,175	8,259	9,434	2,473	04/01/2016
New Braunfels, TX	1,430	13,666	—	1,430	13,666	15,096	3,898	02/24/2017
San Antonio, TX	2,370	40,054	—	2,370	40,054	42,424	13,733	Various
Waxahachie, TX	1,330	14,349	—	1,330	14,349	15,679	3,733	01/17/2018
Bristol, VA	176	2,511	—	176	2,511	2,687	2,511	10/17/1991
Oak Creek, WI	2,000	14,903	7,403	2,000	22,306	24,306	4,708	12/07/2018
Total skilled nursing facilities	34,450	516,143	7,403	34,450	523,546	557,996	250,109

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
($ in thousands)

	Initial Cost to Company			Gross Carrying Amount
		Buildings,			Buildings,
		Building	Costs		Building		Accumulated	Date
		Improvements	Capitalized		Improvements		Depreciation	Acquired or
		and Intangible	Subsequent to		and Intangible		and	Construction
Real Estate Properties	Land	Assets	Acquisition	Land	Assets	Total[1]	Amortization[2]	Completed
Assisted living facilities:
Anniston, AL	134	6,903	—	134	6,903	7,037	28	12/01/2025
Sacramento, CA	660	10,840	—	660	10,840	11,500	3,522	06/01/2014
Pueblo West, CO	169	7,431	—	169	7,431	7,600	1,430	07/23/2019
Oviedo, FL	2,864	5,736	—	2,864	5,736	8,600	412	02/07/2025
Statham, GA	452	6,487	—	452	6,487	6,939	283	12/05/2024
Ames, IA	360	4,670	335	360	5,005	5,365	1,627	06/28/2013
Burlington, IA	200	8,374	468	200	8,842	9,042	2,930	06/28/2013
Cedar Falls, IA	260	4,700	30	260	4,730	4,990	1,678	06/28/2013
Ft. Dodge, IA	100	7,208	—	100	7,208	7,308	2,475	06/28/2013
Iowa City, IA	297	2,725	33	297	2,758	3,055	1,169	06/30/2010
Marshalltown, IA	240	6,208	—	240	6,208	6,448	2,167	06/28/2013
Urbandale, IA	540	4,292	342	540	4,634	5,174	1,532	06/28/2013
Caldwell, ID	320	9,353	—	320	9,353	9,673	3,054	03/31/2014
Aurora, IL	1,195	11,713	—	1,195	11,713	12,908	3,391	05/09/2017
Bolingbrook, IL	1,290	14,677	—	1,290	14,677	15,967	3,552	03/16/2017
Bourbonnais, IL	170	16,594	526	170	17,120	17,290	5,602	06/28/2013
Crystal Lake, IL	1,060	30,043	170	1,060	30,213	31,273	7,482	Various
Gurnee, IL	1,244	13,856	—	1,244	13,856	15,100	2,603	09/10/2019
Moline, IL	250	5,630	—	250	5,630	5,880	1,980	06/28/2013
Oswego, IL	390	20,957	212	390	21,169	21,559	5,334	06/01/2016
Quincy, IL	360	12,403	—	360	12,403	12,763	4,268	06/28/2013
Rockford, IL	390	12,575	522	390	13,097	13,487	4,313	06/28/2013
South Barrington, IL	1,610	13,456	—	1,610	13,456	15,066	3,313	03/16/2017
St. Charles, IL	820	22,188	252	820	22,440	23,260	5,694	06/01/2016
Tinley Park, IL	1,622	11,354	—	1,622	11,354	12,976	3,351	06/23/2016
Attica, IN	284	7,891	—	284	7,891	8,175	1,351	05/01/2020
Carmel, IN	463	7,055	342	463	7,397	7,860	2,704	11/12/2014
Crown Point, IN	574	7,336	698	574	8,034	8,608	2,885	10/30/2013
Greenwood, IN	791	7,020	573	791	7,593	8,384	2,775	11/07/2013
Linton, IN	60	6,015	—	60	6,015	6,075	1,032	05/01/2020

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
($ in thousands)

	Initial Cost to Company			Gross Carrying Amount
		Buildings,			Buildings,
		Building	Costs		Building		Accumulated	Date
		Improvements	Capitalized		Improvements		Depreciation	Acquired or
		and Intangible	Subsequent to		and Intangible		and	Construction
Real Estate Properties	Land	Assets	Acquisition	Land	Assets	Total[1]	Amortization[2]	Completed
Bossier City, LA	500	3,344	—	500	3,344	3,844	1,384	04/30/2011
West Monroe, LA	770	5,627	—	770	5,627	6,397	2,222	04/30/2011
Frederick, MD	1,942	17,415	—	1,942	17,415	19,357	1,545	02/04/2023
Battle Creek, MI	398	3,093	197	398	3,290	3,688	1,512	10/19/2009
Lansing, MI	1,020	9,684	174	1,020	9,858	10,878	2,567	10/19/2009
Okemos, MI	340	8,082	—	340	8,082	8,422	3,522	11/19/2009
Shelby, MI	1,588	13,512	—	1,588	13,512	15,100	2,433	01/27/2020
Champlin, MN	980	4,475	—	980	4,475	5,455	1,886	03/10/2010
Hugo, MN	400	3,945	113	400	4,058	4,458	1,674	03/10/2010
Mahtomedi, MN	515	8,825	—	515	8,825	9,340	1,499	12/27/2019
Maplewood, MN	1,700	6,544	—	1,700	6,544	8,244	2,756	03/10/2010
North Branch, MN	595	3,053	—	595	3,053	3,648	1,316	03/10/2010
Albermarle, NC	870	4,872	—	870	4,872	5,742	182	10/09/2024
Apex, NC	1,042	15,831	—	1,042	15,831	16,873	559	10/09/2024
Cary, NC	1,366	20,805	—	1,366	20,805	22,171	729	10/09/2024
Charlotte, NC	650	17,663	2,000	650	19,663	20,313	5,809	07/01/2015
Durham, NC	860	7,752	2,681	860	10,433	11,293	1,710	12/15/2017
Greensboro, NC	1,426	20,550	—	1,426	20,550	21,976	755	10/09/2024
Greenville, NC	797	10,612	—	797	10,612	11,409	416	10/09/2024
Hendersonville, NC	3,120	12,980	128	3,120	13,108	16,228	3,346	Various
Kinston, NC	798	3,958	—	798	3,958	4,756	157	10/09/2024
Kill Devil Hills, NC	1,276	9,471	—	1,276	9,471	10,747	336	10/09/2024
Rocky Mount, NC	990	8,114	—	990	8,114	9,104	414	10/09/2024
Wilmington, NC	843	7,313	—	843	7,313	8,156	295	10/09/2024
Wilson, NC	876	9,512	—	876	9,512	10,388	381	10/09/2024
Elkhorn, NE	1,579	9,875	—	1,579	9,875	11,454	216	04/01/2025
Kearney, NE	1,193	9,362	—	1,193	9,362	10,555	243	04/01/2025
Lincoln, NE	3,944	39,789	405	3,944	40,194	44,138	4,369	Various
Omaha, NE	2,235	23,354	1,197	2,235	24,551	26,786	5,187	Various
Bloomfield, NJ	4,154	42,130	—	4,154	42,130	46,284	1,146	03/14/2025
Las Vegas, NV	1,951	16,184	—	1,951	16,184	18,135	1,421	02/14/2023

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
($ in thousands)

	Initial Cost to Company			Gross Carrying Amount
		Buildings,			Buildings,
		Building	Costs		Building		Accumulated	Date
		Improvements	Capitalized		Improvements		Depreciation	Acquired or
		and Intangible	Subsequent to		and Intangible		and	Construction
Real Estate Properties	Land	Assets	Acquisition	Land	Assets	Total[1]	Amortization[2]	Completed
Arlington, OH	570	7,917	—	570	7,917	8,487	2,466	04/30/2018
Columbus, OH	530	6,776	—	530	6,776	7,306	2,180	04/30/2018
Lancaster, OH	530	20,530	675	530	21,205	21,735	6,334	07/31/2015
Middletown, OH	940	15,548	522	940	16,070	17,010	4,878	10/31/2014
Worthington, OH	—	18,869	1,476	—	20,345	20,345	5,391	04/30/2018
McMinnville, OR	384	9,183	—	384	9,183	9,567	2,427	08/31/2016
Portland, OR	930	25,270	—	930	25,270	26,200	5,938	08/31/2015
Jamison, PA	3,539	48,610	—	3,539	48,610	52,149	—	12/18/2025
Wexford, PA	1,030	15,206	976	1,030	16,182	17,212	3,504	04/30/2018
Manchester, TN	534	6,068	191	534	6,259	6,793	926	06/03/2021
Chesapeake, VA	1,746	15,542	—	1,746	15,542	17,288	1,389	02/09/2023
Fredericksburg, VA	1,615	9,271	—	1,615	9,271	10,886	2,693	09/20/2016
Midlothian, VA	1,646	8,635	—	1,646	8,635	10,281	2,603	10/31/2016
Suffolk, VA	1,022	9,320	—	1,022	9,320	10,342	2,576	03/25/2016
Virginia Beach, VA	2,052	15,148	—	2,052	15,148	17,200	1,282	11/10/2022
Bellevue, WI	504	11,796	—	504	11,796	12,300	1,925	09/30/2020
Oshkosh, WI	542	12,758	—	542	12,758	13,300	1,338	04/29/2022
Sussex, WI	1,329	30,721	—	1,329	30,721	32,050	1,345	06/21/2024
Total assisted living facilities	79,330	970,584	15,238	79,330	985,822	1,065,152	185,119
Independent living facilities:
St. Charles, MO	344	3,181	—	344	3,181	3,525	2,888	10/17/1991
Chattanooga, TN	9	1,567	—	9	1,567	1,576	1,546	10/17/1991
Johnson City, TN	55	4,077	—	55	4,077	4,132	3,537	10/17/1991
Total independent living facilities	408	8,825	—	408	8,825	9,233	7,971
Senior living campuses:
Rainbow City, AL	670	11,330	—	670	11,330	12,000	3,775	10/31/2013
Montrose, CO	3,062	18,138	—	3,062	18,138	21,200	736	Various
Greensboro, GA	672	4,849	1,135	672	5,984	6,656	1,967	09/15/2011
Needham, MA	5,500	45,157	1,451	5,500	46,608	52,108	10,291	01/15/2019
Roscommon, MI	45	6,005	1	45	6,006	6,051	1,860	08/31/2015
Mt. Airy, NC	1,370	7,470	432	1,370	7,902	9,272	2,392	12/17/2014

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
($ in thousands)

	Initial Cost to Company			Gross Carrying Amount
		Buildings,			Buildings,
		Building	Costs		Building		Accumulated	Date
		Improvements	Capitalized		Improvements		Depreciation	Acquired or
		and Intangible	Subsequent to		and Intangible		and	Construction
Real Estate Properties	Land	Assets	Acquisition	Land	Assets	Total[1]	Amortization[2]	Completed
McMinnville, OR	410	26,667	—	410	26,667	27,077	6,739	08/31/2016
Auburn, WA	1,980	7,710	7,520	1,980	15,230	17,210	3,567	01/15/2016
Silverdale, WA	1,750	23,860	2,167	1,750	26,027	27,777	9,327	08/16/2012
Total senior living campuses	15,459	151,186	12,706	15,459	163,892	179,351	40,654
Entrance fee communities:
Bridgeport, CT	4,320	23,494	5,809	4,320	29,303	33,623	8,406	06/02/2016
North Branford, CT	7,724	64,430	301	7,724	64,731	72,455	16,659	11/03/2016
Southbury, CT	10,320	17,143	6,178	10,320	23,321	33,641	6,084	06/02/2016
Fernandina Beach, FL	1,430	63,420	2,084	1,430	65,504	66,934	19,854	12/17/2014
St. Simons Island, GA	8,770	38,070	1,783	8,770	39,853	48,623	12,013	12/17/2014
Winston-Salem, NC	8,700	73,920	1,358	8,700	75,278	83,978	22,456	12/17/2014
Columbia, SC	4,019	48,514	—	4,019	48,514	52,533	320	10/31/2025
Greenville, SC	5,850	90,760	1,364	5,850	92,124	97,974	26,895	12/17/2014
Myrtle Beach, SC	3,910	82,140	1,143	3,910	83,283	87,193	25,041	12/17/2014
Pawleys Island, SC	1,480	38,620	898	1,480	39,518	40,998	12,119	12/17/2014
Spartanburg, SC	900	49,190	1,889	900	51,079	51,979	15,281	12/17/2014
Issaquah, WA	4,370	130,522	—	4,370	130,522	134,892	22,175	01/31/2020
Total entrance fee communities	61,793	720,223	22,807	61,793	743,030	804,823	187,303
Hospitals:
Tulsa, OK	1,470	38,780	2,048	1,470	40,828	42,298	4,840	05/28/2021
Total hospitals	1,470	38,780	2,048	1,470	40,828	42,298	4,840
Total Real Estate Investments segment	192,910	2,405,741	60,202	192,910	2,465,943	2,658,853	675,996
SHOP segment:
Independent living facilities:
Fort Smith, AR	590	22,447	1,591	590	24,038	24,628	7,520	04/01/2022
Rogers, AR	1,470	25,282	2,551	1,470	27,833	29,303	8,609	04/01/2022
Fresno, CA	420	10,899	1,539	420	12,438	12,858	3,788	04/01/2022
Modesto, CA	1,170	22,673	2,135	1,170	24,808	25,978	7,457	04/01/2022
Pinole, CA	1,020	18,066	2,374	1,020	20,440	21,460	5,988	04/01/2022
Roseville, CA	630	31,343	2,937	630	34,280	34,910	10,248	04/01/2022
West Covina, CA	940	20,280	2,848	940	23,128	24,068	6,978	04/01/2022

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
($ in thousands)

	Initial Cost to Company			Gross Carrying Amount
		Buildings,			Buildings,
		Building	Costs		Building		Accumulated	Date
		Improvements	Capitalized		Improvements		Depreciation	Acquired or
		and Intangible	Subsequent to		and Intangible		and	Construction
Real Estate Properties	Land	Assets	Acquisition	Land	Assets	Total[1]	Amortization[2]	Completed
Athens, GA	910	31,940	2,800	910	34,740	35,650	10,785	04/01/2022
Columbus, GA	570	8,639	1,534	570	10,173	10,743	3,295	04/01/2022
Voorhees, NJ	670	23,710	2,230	670	25,940	26,610	8,102	04/01/2022
Gahanna, OH	920	22,919	1,608	920	24,527	25,447	7,692	04/01/2022
Broken Arrow, OK	2,660	18,477	1,393	2,660	19,870	22,530	6,264	04/01/2022
Greenville, SC	560	16,547	1,677	560	18,224	18,784	5,776	04/01/2022
Myrtle Beach, SC	1,310	26,229	2,486	1,310	28,715	30,025	9,101	04/01/2022
Vancouver, WA	1,030	19,183	6,912	1,030	26,095	27,125	6,548	04/01/2022
Columbus, IN	348	6,124	48	348	6,172	6,520	1,168	05/31/2019
Tulsa, OK	1,980	32,620	1,651	1,980	34,271	36,251	7,527	12/01/2017
Total independent living facilities	17,198	357,378	38,314	17,198	395,692	412,890	116,846
Senior living campuses:
Vero Beach, FL	550	37,450	3,388	550	40,838	41,388	7,950	02/01/2019
Michigan City, IN	974	22,667	136	974	22,803	23,777	4,274	05/31/2019
Portage, IN	661	21,959	97	661	22,056	22,717	4,152	05/31/2019
Salisbury, MD	1,876	44,084	766	1,876	44,850	46,726	8,748	05/31/2019
Broken Arrow, OK	944	5,551	94	944	5,645	6,589	151	10/01/2025
Redmont, OR	1,465	30,171	11	1,465	30,182	31,647	430	10/01/2025
Total senior living campuses	6,470	161,882	4,492	6,470	166,374	172,844	25,705
Assisted living facilities:
Reading, PA	1,027	11,179	57	1,027	11,236	12,263	2,210	05/31/2019
Central Point, OR	1,070	18,055	18	1,070	18,073	19,143	282	10/01/2025
Tulsa, OK	1,694	15,394	27	1,694	15,421	17,115	379	10/01/2025
Total assisted living facilities	3,791	44,628	102	3,791	44,730	48,521	2,871
Total SHOP segment	27,459	563,888	42,908	27,459	606,796	634,255	145,422
Corporate office	1,291	677	664	1,291	1,341	2,632	564
Total real estate properties	$221,660	$2,970,306	$103,774	$221,660	$3,074,080	$3,295,740	$821,982

1    These amounts include construction in progress costs.
2    As of December 31, 2025, the tax basis of our real estate properties, net, was $2.7 billion.

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
($ in thousands)

	Year Ended December 31,
	2025	2024	2023
Real estate properties:
Balance at the beginning of the year	$2,953,548	$2,780,358	$2,729,898
Acquisitions and investments in existing real estate properties and equipment	294,034	157,931	49,556
Changes in accounts payable related to real estate property renovations	(95)	(250)	325
Changes in other assets related to investments in real estate properties	—	—	454
Right of use assets acquired in exchange for financing lease liabilities	139	344	101
Assets received upon early lease terminations	1,375	—	—
Real estate acquired in exchange for non-cash rental income	—	—	2,500
Real estate properties acquired to settle mortgage notes receivable	50,800	22,184	14,200
Increase in liabilities associated with acquisitions of real estate properties	778	—	—
Proceeds from sales of real estate properties	—	(4,758)	(19,326)
Real estate properties reclassified as assets held for sale	(4,839)	(2,261)	(11,970)
Real estate properties reclassified as assets held for use	—	—	15,793
Impairments of real estate properties	—	—	(1,173)
Balance at the end of the year	$3,295,740	$2,953,548	$2,780,358

Accumulated depreciation:
Balance at the beginning of the year	$742,295	$673,276	$611,688
Depreciation and amortization	80,944	71,443	69,973
Amortization of right-of-use assets	20	36	38
Dispositions	—	(1,518)	(4,851)
Real estate properties reclassified as assets held for sale	(1,277)	(942)	(6,965)
Real estate properties reclassified as assets held for use	—	—	3,393
Balance at the end of the year	$821,982	$742,295	$673,276

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2025
($ in thousands)

							Principal
							Amount of
							Loans Subject
			Monthly		Principal	Gross	to Delinquent
	Interest	Maturity	Payment	Prior	Amount	Carrying	Principal
	Rate	Date	Terms	Liens	Outstanding	Amount	or Interest
First mortgage notes:
Maitland, FL	8.50%	12/31/2027	Interest Only	$—	$9,000	$9,000	$—
Indianapolis, IA	9.00%	06/30/2026	Interest Only	—	6,423	6,423	—
Bloomington, IL	8.75%	02/28/2029	Interest Only	—	15,000	14,907	—
Mount Pleasant, SC	8.50%	11/30/2030	Interest Only	—	18,750	18,750	—
Austin / San Antonio, TX	7.25%	11/30/2027	Interest Only	—	14,731	14,748	—
Wichita Falls, TX	8.75%	12/31/2030	Interest Only	—	11,250	11,139	—

Second mortgage notes:
Winter Park, FL	12.00%	10/31/2026	Interest Only	—	725	722	—

Construction loans:
Lake City, FL	9.00%	08/31/2028	Interest Only	—	27,401	27,220	—
Canton, MI	9.00%	07/31/2026	Interest Only	—	14,700	14,700	—
Wyoming, MI	9.00%	04/30/2030	Interest Only	—	8,547	8,304	—
Fitchburg, WI	8.50%	01/28/2027	Interest Only	—	28,462	28,414	—
Total mortgage loans on real estate				$—	$154,989	$154,327	$—
As of December 31, 2025, the tax basis of our mortgage notes was $166.8 million. Balloon payments on our interest only mortgage notes are equivalent to the carrying amounts listed above except for unamortized commitment fees of $0.7 million.

Reference Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K for more information on our mortgage notes receivable.

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (CONTINUED)
($ in thousands)

	Year Ended December 31,
	2025	2024	2023
Balance at the beginning of the year	$175,830	$162,433	$164,576
Additions:
New mortgage notes	58,532	41,718	15,083
Amortization of commitment fees and discounts	435	471	428
Total additions	58,967	42,189	15,511
Deductions:
Commitment fees received	458	885	—
Extension and exit fees received	43	82	—
Real estate properties acquired to settle mortgage notes receivable	50,800	22,184	14,200
Write-offs of mortgage and other notes receivable	1,400	—	—
Principal payments received, less recoveries of amounts previously written down	27,769	5,641	3,454
Total deductions	80,470	28,792	17,654
Balance at the end of the year	$154,327	$175,830	$162,433