Form 10-Q
period 2026-03-31
NATIONAL HEALTH INVESTORS INC
filed 2026-05-04
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	_____________	to	_____________

Commission file number 001-10822

National Health Investors, Inc.
(Exact name of registrant as specified in its charter)

Maryland		62-1470956
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

222 Robert Rose Drive
Murfreesboro	Tennessee	37129
(Address of principal executive offices)		(Zip Code)

(615)	890-9100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	NHI	New York Stock Exchange

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

As of April 29, 2026, the registrant had 48,471,079 shares of common stock outstanding.

NATIONAL HEALTH INVESTORS, INC.

Table of Content

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share amounts)

	March 31,	December 31,
	2026	2025
	(unaudited)
Assets:
Real estate properties:
Land	$230,816	$221,660
Buildings, building improvements and intangible assets	3,148,991	3,055,866
Construction in progress	19,309	18,214
Total real estate properties	3,399,116	3,295,740
Less: Accumulated depreciation and amortization	(843,828)	(821,982)
Total real estate properties, net	2,555,288	2,473,758
Mortgage and other notes receivable, net of credit loss reserves of
$15,341 and $15,397, respectively	205,949	203,296
Cash and cash equivalents	24,948	19,624
Straight-line rents receivable	79,303	78,891
Assets held for sale, net	3,562	3,562
Other assets, net	20,815	17,756
Total assets[1]	$2,889,865	$2,796,887

Liabilities and Equity:
Liabilities:
Debt, net	$1,269,668	$1,163,814
Accounts payable and other liabilities	37,846	43,734
Dividends payable	44,610	44,439
Deferred income	5,207	4,996
Total liabilities[1]	1,357,331	1,256,983
Commitments and contingencies
Redeemable noncontrolling interest	9,922	10,195
Equity:
National Health Investors, Inc. stockholders’ equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized,
48,459,369 and 48,302,944 shares, respectively, issued and outstanding	485	483
Capital in excess of par value	1,920,451	1,922,713
Retained earnings	2,787,108	2,747,006
Cumulative dividends	(3,193,269)	(3,148,659)
Total National Health Investors, Inc. stockholders’ equity	1,514,775	1,521,543
Noncontrolling interests	7,837	8,166
Total equity	1,522,612	1,529,709
Total liabilities and equity	$2,889,865	$2,796,887
1    The condensed consolidated balance sheets included the following amounts related to our consolidated variable interest entities: $501.6 million and $403.4 million of real estate properties, net; $6.9 million and $9.1 million of cash and cash equivalents; $0.4 million and $0.6 million of straight-line rents receivable; $3.6 million and $4.2 million of other assets, net; and $4.5 million and $5.5 million of accounts payable and other liabilities as of March 31, 2026 and December 31, 2025, respectively.

See the accompanying notes to the condensed consolidated financial statements.

Table of Content

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and $ in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2026	2025
Revenues:
Rental income	$73,150	$68,866
Resident fees and services	37,060	13,939
Interest and other income	4,920	6,491
Total revenues	115,130	89,296
Expenses:
Depreciation and amortization	23,691	19,157
Interest expense	15,040	14,337
Senior housing operating expenses	28,169	10,853
Legal expense	305	1,426
Franchise, excise and other taxes	215	269
General and administrative expenses	7,851	6,829
Proxy contest and related expenses	—	264
Taxes and insurance on leased properties	2,804	2,887
Loan and realty gains, net	(50)	(14)
Total expenses	78,025	56,008
Gains on dispositions of real estate properties, net	2,612	114
Gains from equity method investment	—	415
Other non-operating income	35	—
Net income	39,752	33,817
Add: Net loss attributable to noncontrolling interests	350	348
Net income attributable to stockholders	40,102	34,165
Less: Net income allocated to participating securities	(78)	(52)
Net income attributable to common stockholders	$40,024	$34,113

Weighted average common shares outstanding:
Basic	48,323,945	45,720,496
Diluted	48,547,893	45,878,528

Earnings per share:
Basic	$0.83	$0.75
Diluted	$0.82	$0.74

See the accompanying notes to the condensed consolidated financial statements.

Table of Content

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and $ in thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net income	$39,752	$33,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,691	19,157
Amortization of lease incentives	725	725
Amortization of notes receivable commitment fees and discounts	(65)	(103)
Amortization of debt issuance costs and discounts	854	978
Share-based compensation expense	2,240	2,558
Straight-line rent revenue adjustments	(723)	(1,410)
Non-cash interest income on mortgage notes receivable	(242)	(243)
Loan and realty gains, net	(50)	(14)
Gains on dispositions of real estate properties, net	(2,612)	(114)
Gains from equity method investment	—	(415)
Changes in operating assets and liabilities:
Other assets, net	(3,571)	(10)
Accounts payable and other liabilities	(7,081)	(8,522)
Deferred income	522	74
Net cash provided by operating activities	53,440	46,478
Cash flows from investing activities:
Acquisitions of real estate properties	(105,488)	(74,484)
Investments in existing real estate properties and equipment	(2,895)	(2,183)
Proceeds from dispositions of real estate properties	6,662	—
Investments in mortgage and other notes receivable	(6,056)	(19,135)
Payments received on mortgage and other notes receivable	3,891	19,918
Distributions received from equity method investment	—	415
Net cash used in investing activities	(103,886)	(75,469)
Cash flows from financing activities:
Proceeds from revolving credit facility	140,000	261,000
Repayments of revolving credit facility	(35,000)	(145,000)
Repayments of term loans	—	(112)
Proceeds from issuance of common shares, net	—	65,483
Payments of equity issuance costs	—	(47)
Distributions paid to noncontrolling interests	(289)	(311)
Dividends paid to stockholders	(44,439)	(41,119)
Taxes paid related to net settlement of stock incentive awards	(4,502)	(128)
Net cash provided by financing activities	55,770	139,766
Increase in cash, cash equivalents and restricted cash	5,324	110,775
Cash, cash equivalents and restricted cash at the beginning of the period	19,624	26,502
Cash, cash equivalents and restricted cash at the end of the period	$24,948	$137,277

See the accompanying notes to the condensed consolidated financial statements.

Table of Content

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited and $ in thousands)

	Three Months Ended
	March 31,
	2026	2025
Supplemental disclosures of cash flow information:
Interest paid	$17,525	$16,873
Supplemental disclosures of non-cash investing and financing activities:
Real estate property acquired to settle mortgage note receivable	—	8,600
Right of use assets acquired in exchange for finance lease liabilities	243	—
Changes in accounts payable related to real estate property renovations	799	(95)
Changes in accounts payable related to noncontrolling interest distributions	(37)	(68)
Changes in accounts payable related to taxes paid on stock option exercises	—	8

See the accompanying notes to the condensed consolidated financial statements.

Table of Content

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited and $ in thousands, except per share amounts)

			Capital in
	Common Stock		Excess of	Retained	Cumulative	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Dividends	Interests	Equity
Balances at December 31, 2025	48,302,944	$483	$1,922,713	$2,747,006	$(3,148,659)	$8,166	$1,529,709
Net income, excluding a net loss of $256 attributable
to redeemable noncontrolling interest	—	—	—	40,102	—	(94)	40,008
Share-based compensation expense	—	—	2,240	—	—	—	2,240
Grants of restricted stock awards	39,997	—	—	—	—	—	—
Shares issued due to stock options exercised	118,377	2	—	—	—	—	2
Taxes paid related to net settlement of stock
incentive awards	(1,949)	—	(4,502)	—	—	—	(4,502)
Distributions declared to noncontrolling interests,
excluding $17 attributable to redeemable
noncontrolling interest	—	—	—	—	—	(235)	(235)
Dividends declared, $0.92 per share	—	—	—	—	(44,610)	—	(44,610)
Balances at March 31, 2026	48,459,369	$485	$1,920,451	$2,787,108	$(3,193,269)	$7,837	$1,522,612
See the accompanying notes to the condensed consolidated financial statements.

Table of Content

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited and $ in thousands, except per share amounts)

			Capital in
	Common Stock		Excess of	Retained	Cumulative	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Dividends	Interests	Equity
Balances at December 31, 2024	45,687,942	$457	$1,736,831	$2,604,829	$(2,975,642)	$8,912	$1,375,387
Net income, excluding a net loss of $243 attributable
to redeemable noncontrolling interest	—	—	—	34,165	—	(105)	34,060
Issuance of common shares, net	960,000	10	65,473	—	—	—	65,483
Equity issuance costs	—	—	(47)	—	—	—	(47)
Share-based compensation expense	—	—	2,558	—	—	—	2,558
Grants of restricted stock awards	29,500	—	—	—	—	—	—
Shares issued due to stock options exercised	16,763	—	—	—	—	—	—
Taxes paid related to net settlement of stock
incentive awards	(534)	—	(136)	—	—	—	(136)
Distributions declared to noncontrolling interests,
excluding $7 attributable to redeemable
noncontrolling interest	—	—	—	—	—	(236)	(236)
Dividends declared, $0.90 per share	—	—	—	—	(42,024)	—	(42,024)
Balances at March 31, 2025	46,693,671	$467	$1,804,679	$2,638,994	$(3,017,666)	$8,571	$1,435,045

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

As of March 31, 2026, our Real Estate Investments segment consisted of gross real estate investments of $2.7 billion in 175 properties located in 32 states, excluding one property classified as assets held for sale, and leased pursuant primarily to triple-net leases to 30 tenants. These investments included 109 SHOs, 65 SNFs and one HOSP. Additionally, our investments included $221.3 million in principal amounts of mortgage and other notes receivable, excluding $15.3 million of credit loss reserves.

As of March 31, 2026, our SHOP segment consisted of gross real estate investments of $742.5 million in 35 senior housing communities located in 15 states and comprised of 17 ILFs, 11 SLCs and seven ALFs with a combined total of 3,469 units. We outsource the operations at these properties to third-party managers and pay a management fee for these services. As of March 31, 2026, 16 of our senior housing communities were held in consolidated partnerships in which the noncontrolling common equity interests are owned by affiliates of the respective managers.

References in these condensed consolidated financial statements related to property, bed and unit counts are outside the scope of our independent registered accounting firm’s review.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial statements. In our opinion, the condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation. Interim results of operations are not necessarily indicative of the results that may be achieved for a full year. The condensed consolidated financial statements and related notes do not include all information and notes required by GAAP for annual reports. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

Our condensed consolidated financial statements include our wholly owned subsidiaries and partnerships that we control through voting rights or other means. All intercompany transactions and balances are eliminated in consolidation.

If we conclude that we are the primary beneficiary of a variable interest entity (“VIE”), we consolidate the entity. The designation of an entity as a VIE is reassessed upon certain events, including but not limited to (i) a change to the contractual arrangements of the entity or in the ability of a party to exercise its participation or kick-out rights, (ii) a change to the capitalization structure of the entity or (iii) acquisitions or dispositions of interests that constitute a change in control. Reference Note 16 for additional information on our VIEs.

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

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Reclassifications

Certain prior year amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform with the current period presentation. These reclassifications occurred in operating cash flows in the condensed consolidated statement of cash flows and within the segment table in Note 15.

Segments

We operate our business through two reportable segments, Real Estate Investments and SHOP. In our Real Estate Investments segment, our investments include (i) the ownership of SHOs and medical facilities which we lease to third-party healthcare operators and (ii) financing arrangements with our tenants, operators, or affiliates of our tenants and operators, and other third parties, primarily mortgages, construction loans, mezzanine loans and revolving lines of credit which fund acquisitions, construction projects and working capital needs associated with healthcare properties. In our SHOP segment, we invest in both the operations and real estate of senior housing communities and utilize third-party managers to operate these properties on our behalf.

Revenue Recognition

Rental Income

We generate rental income from the properties in our Real Estate Investments segment pursuant to leases between us and the tenants who operate these properties. These leases are typically triple-net operating leases with fixed annual escalators. We recognize the contractual amounts of base rental income from a tenant lease using the straight-line method over the initial term of the lease, subject to a collectability assessment. Certain of our leases provide for additional contingent rent based on a percentage of the tenant’s revenues in excess of a specified annual or quarterly base amount or other threshold as defined in the lease agreement. We recognize contingent rent as rental income when the actual results reported by the tenant have exceeded the applicable base amount or threshold.

Our leases are primarily triple-net leases in which the tenant pays the related expenses for property taxes and insurance either directly to the third-party vendor or as a reimbursement to us. Upon adoption, we elected the lessor practical expedient within Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”), which permits us to combine the lease and non-lease components of our tenant leases as the timing and pattern of transfer of the underlying services to the tenant are the same. We determined the lease component is the predominant component within these contracts in accordance with ASC 842 and therefore recognize the revenues from these contracts under ASC 842. As a result, tenant reimbursements of property operating expenses, which may include property taxes and insurance, are recognized as rental income in our condensed consolidated statements of income. The corresponding expenses incurred by us are recognized in taxes and insurance on leased properties in our condensed consolidated statements of income.

At lease inception, we may make certain payments to our tenants that are treated as lease incentives. These amounts are amortized over the respective lease term and recognized as a reduction of rental income in our condensed consolidated statements of income. Certain lease incentives are inducements subject to a contingent event. We recognize contingent lease inducements in the period in which the uncertainty associated with the contingent consideration becomes probable that it will be subsequently resolved and that a significant reversal of amounts recognized in revenues is not likely to occur. We recognize lease incentives in other assets, net, on our condensed consolidated balance sheets.

We assess the collectability of lease payments due from tenants on a regular basis taking into consideration factors such as a change in the tenant’s payment history, the current financial condition of the tenant, other new business or market conditions that may affect the tenant’s operations and changes in economic conditions in the geographical areas where the tenant operates. In the event that we determine the future collectability of substantially all lease payments of a tenant are no longer probable, we write off the related accounts receivable and straight-line rents receivable in the period in which this determination becomes known as a reduction of rental income and begin recognizing rental income from the tenant on a cash basis. Any recoveries of previously written-off accounts receivable are recognized as rental income in the period payment is received. Reference the “Cash Basis Tenants” section in Note 5.

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

Resident fees and services revenues are recognized as services are provided. Resident agreements generally have terms of 30 days to one year and are cancelable by the resident with 30-days notice. We typically bill residents a fixed monthly fee at the beginning of each month for room fees and general care services. Certain of the more individualized need-based and optional services are billed to residents monthly in arrears. Community fees are billed to residents upon move-in and recognized into revenue over periods of less than two years. Upon adoption of ASC 842, we elected the lessor practical expedient which permits us to combine the lease and non-lease components of our resident agreements as the timing and pattern of transfer of the underlying services to the resident are the same. We determined that the non-lease component is the predominant component within these contracts in accordance with ASC 842 and therefore recognize the revenues from these contracts under ASC 606, Revenue Recognition from Contracts with Customers (“ASC 606”).

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

We use the straight-line method of depreciation for buildings over their estimated useful lives ranging from 30 years to 40 years and building improvements over their estimated useful lives ranging from five years to 25 years. Repairs and maintenance costs are expensed as incurred. Intangible assets related to the fair values of in-place resident leases are amortized using the straight-line method over the estimated absorption periods.

Impairment of Long-Lived Assets

We monitor events and changes in circumstances, including investment operating performance and general market conditions, which could indicate that the carrying amounts of our long-lived assets may not be recoverable. When indicators of potential impairment are present, we assess whether an impairment charge is needed by comparing the future estimated undiscounted cash flows and eventual disposition of the identified asset to its carrying amount. If recognition of an impairment charge is necessary, it is measured as the amount by which the carrying value of the identified asset exceeds its estimated fair value. Impairment charges are included in loan and realty losses (gains), net, in our condensed consolidated statements of income.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Assets Held for Sale

We classify real estate properties as assets held for sale on our condensed consolidated balance sheets when the following conditions are met: (i) management commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition; (iii) an active program to locate a buyer has been initiated; (iv) the property is being marketed for sale at a price that is reasonable given our estimate of its current market value; (v) a sale is highly probable within one year; and (vi) it is unlikely that the disposal plan will be significantly modified or discontinued.

If a real estate property meets the criteria to be classified as held for sale, we remeasure the asset at the lower of the carrying amount or the estimated fair value less cost to sell and upon reclassification, we no longer depreciate the property. We estimate the fair value of a property using a market approach that takes into consideration any recent binding agreements for sales of similar properties, any recent purchase offers we have received for the property and estimates based on broker quotes and third-party valuations. If a property subsequently no longer meets the criteria to be classified as held for sale, it is reclassified as a held and used asset and remeasured at the lower of the original carrying amount before the asset was classified as held for sale, adjusted for any depreciation expense not recognized while it was classified as held for sale or its fair value.

Mortgage and Other Notes Receivable

Mortgage and other notes receivable consist of mortgages, construction loans, mezzanine loans and revolving lines of credit investments with certain of our tenants, operators, or affiliates of our tenants and operators, and other third parties. Mortgage and other notes receivable are recognized on our condensed consolidated balance sheets net of any deferred commitment fees, discounts, premiums and allowances for credit losses. We amortize deferred commitment fees, discounts and premiums over the contractual lives of the loans using the effective interest method. If a loan is repaid prior to its contractual maturity date, we recognize the remaining unamortized balances of any deferred commitment fees, discounts and premiums in the period the loan is repaid.

Credit Loss Reserves on Mortgage and Other Notes Receivable

We evaluate the collectability of our mortgage and other notes receivable and establish reserves for expected credit losses at the inception of these investments and subsequently on a quarterly basis at the end of the period. The calculations of our credit loss reserves are based on our estimates of the total future credit losses we expect to incur over the remaining amortization periods of the loans. As a result, we may recognize some credit loss expense prior to the actual events of default. Credit loss expense (benefit) is recognized in loan and realty losses (gains), net, in our condensed consolidated statements of income.

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

Concentrations of Credit Risks

We have credit risks related to our tenants, borrowers and managers. Our investment portfolio, consisting of real estate properties and mortgage and other notes receivable, subjects us to the possibility of incurring losses that may result from the failure of other parties to perform according to their contractual obligations with us or may result from a decline in market prices which may make our investments less valuable. Our mortgage and other notes receivable primarily consist of secured loans on healthcare facilities. We require collateral and other protective rights from our borrowers which we continually monitor to reduce our potential risks of incurring losses on these investments. Our management performs periodic reviews of our investments on an individual basis to assess for necessary reserves for potential losses.

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash from our condensed consolidated statements of cash flows to the amounts presented on our condensed consolidated balance sheets ($ in thousands):

	Three Months Ended
	March 31,
	2026	2025
Balances at the beginning of the period:
Cash and cash equivalents	$19,624	$24,289
Restricted cash[1]	—	2,213
Total cash, cash equivalents and restricted cash	$19,624	$26,502
Balances at the end of the period:
Cash and cash equivalents	$24,948	$135,004
Restricted cash[1]	—	2,273
Total cash, cash equivalents and restricted cash	$24,948	$137,277

1    Restricted cash is included in other assets, net, on our condensed consolidated balance sheets.

Noncontrolling Interests

We assess our arrangements with noncontrolling interest holders to determine the appropriate balance sheet classification based on the redemption rights and other rights held by the noncontrolling interest holders. We recognize redeemable noncontrolling interests in the mezzanine section between liabilities and equity on our condensed consolidated balance sheets and all other noncontrolling interests are recognized in equity. We account for purchases or sales of equity interests that do not result in a change of control of the respective entity through capital in excess of par value on our condensed consolidated balance sheets. Net income (loss) attributable to noncontrolling interests is recognized each period as an adjustment to net income in determining the amount of net income (loss) available to our common stockholders.

Contingently redeemable noncontrolling interests are initially recognized at the greater of the initial carrying value or the redemption value and subsequently adjusted for contributions and distributions of the noncontrolling interest holders and their share of the respective partnership’s net income or loss each period. In the period in which the contingency for redemption of the noncontrolling interest’s shares is met or becomes probable of being met at a future date, we accrete the carrying value of the noncontrolling interest to the redemption value over the expected redemption period with an offsetting adjustment to capital in excess of par value.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Forward Equity Sales Transactions

We have entered into, and may continue to enter into, forward equity sales agreements relating to the issuance of shares of our common stock, either through our at-the-market (“ATM”) equity program or through underwritten public offerings. These agreements may be physically settled in our common stock, settled in cash or net share settled at our election. The forward sales price that we will receive upon physical settlement of a forward equity sales agreement will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate, less a spread adjustment, and (ii) scheduled dividends during the term of the forward equity sales agreement. To the extent a forward equity sales agreement does not meet all the criteria to qualify for equity treatment on our condensed consolidated balance sheets under ASC 815, Derivatives and Hedging (“ASC 815”), we recognize the change in its fair value during the period in net income in our condensed consolidated statements of income.

Shares issuable under a forward equity sales agreement are reflected in our diluted earnings per share calculations using the treasury stock method. Under this method, we increase basic weighted average common shares outstanding by the excess, if any, of the number of common shares that would be issued upon full physical settlement of our outstanding forward equity sales agreements over the number of common shares that could be purchased by us in the market utilizing the proceeds from the full physical settlement of the forward equity sales agreements.

Management Fees

We recognize the fees paid to the third-party managers of the real estate properties in our SHOP segment as expense over the period of the respective management contract with us. Generally, our management fee structure includes a base management fee of 5.0% of net revenue and may also include a real estate services fee of 5.0% of real estate costs incurred during any calendar year that exceed a threshold. Incentive management fees, if any, are recognized as expense beginning in the calendar year period in which we deemed it is more likely than not that the applicable threshold will be met.

Share-Based Compensation Expense

We measure and recognize share-based compensation expense upon issuing stock incentive awards based on the grant date fair value of the respective award which is amortized over the requisite service period in accordance with the term of each agreement. We estimate the fair values of stock options on the respective grant dates using the Black-Scholes option pricing model. The fair values of restricted stock awards (“RSA”) are determined based on the closing market price of our common stock on the grant dates. We calculate the fair values of market-based restricted stock units (“RSU”) using a Monte Carlo valuation model which assigns a weighted probability to the potential outcomes of our total stockholder return relative to the respective targets of each RSU as of the grant date. In this model, we take into consideration, among other things, assumptions related to interest rates, volatility and expected service periods which can fluctuate significantly year over year. We recognize forfeitures of our stock incentive awards as a reduction to share-based compensation expense in the periods in which they occur. Share-based compensation expense is recognized in general and administrative expenses in our condensed consolidated statements of income.

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

Certain activities that we undertake may be conducted by subsidiary entities that have elected to be treated as taxable REIT subsidiaries (“TRS”). Accordingly, we include a provision for federal, state and local income taxes in our condensed consolidated financial statements, when applicable. The Internal Revenue Code percentage limit under the REIT asset test applicable to TRSs increased on January 1, 2026 from 20% to 25%.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Earnings Per Share

Our unvested RSAs contain non-forfeitable rights to dividends, and accordingly these awards are deemed to be participating securities. As a result, we apply the two-class method in our calculations of basic and diluted earnings per share. Under the two-class method, we allocate net income to common stockholders and the holders of participating securities based on their respective weighted average shares outstanding and their respective participation rights to dividends declared and undistributed earnings. The computation of diluted earnings per share also includes the effect of all of our potentially dilutive securities issued.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. which requires public entities to enhance transparency of income statement disclosures on an interim and annual basis by providing additional disaggregated information related to certain costs and expenses. In January 2025, the FASB issued ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarifies that the amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027 with early adoption permitted. The amendments may be applied either prospectively or retrospectively. We are currently evaluating the potential impact of this guidance on our consolidated financial statements and related disclosures.

Note 3. Real Estate Properties

Acquisitions

During the three months ended March 31, 2026, we completed the following acquisitions of real estate properties ($ in thousands):

					Buildings,
					Building
					Improvements
		Number of	Type of		and Intangible
Manager	Period	Properties	Property	Land	Assets	Total
SHOP segment:
Allegro Living Management	Q1 2026	9	ALF	$9,201	$96,287	$105,488

Dispositions

During the three months ended March 31, 2026, we completed the following disposition of a real estate property ($ in thousands):

		Number of	Type of	Net	Net Carrying	Gain on
Operator	Period	Properties	Property	Proceeds	Amount	Disposition
Real Estate Investments segment:
Brook Retirement Communities	Q1 2026	1	SLC	$6,662	$4,175	$2,487

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
National HealthCare Corporation (“NHC”) Leased Portfolio Disposition

On April 21, 2026, we executed a purchase and sale agreement with NHC/Op, L.P., a wholly owned subsidiary of NHC, and certain of its affiliates (collectively, the “NHC Purchaser”) related to the sale of our entire portfolio of real estate properties leased to NHC, which includes 32 SNFs and three ILFs, for $560.0 million in net cash consideration. We anticipate closing the transaction on July 1, 2026, subject to certain customary closing conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The NHC properties are included in our Real Estate Investments segment.

Pursuant to the terms of the purchase and sale agreement, contemporaneously with the closing of the transaction, we will execute a partial master lease termination and partial assignment and assumption of the master lease agreement which will result in the termination of our master lease agreement with NHC with respect to all properties, except for the four properties located in Florida that are subject to a sublease agreement. We will assign to the NHC Purchaser, and the NHC Purchaser will assume from us, the master lease for the four Florida properties. As of March 31, 2026, the aggregate net carrying amount of the NHC properties was $13.8 million.

Second Quarter of 2026 Acquisitions and Dispositions

In April 2026, we completed the sale of a property located in South Carolina upon the acceleration of an existing purchase option at the tenant’s request. We received $3.2 million in net cash consideration and recognized a gain of $0.8 million related to the sale. As of March 31, 2026, the net carrying amount of the property was $2.3 million. During each of the three months ended March 31, 2026 and 2025, we recognized rental income of $0.1 million related to this property.

In April 2026, we completed the sale of a property located in Ohio that was classified as assets held for sale as of March 31, 2026. We received $4.5 million in net cash consideration and recognized a gain of $0.9 million related to the sale. As of March 31, 2026, the net carrying amount of the property was $3.6 million. During each of the three months ended March 31, 2026 and 2025, we recognized rental income of $0.2 million related to this property.

In May 2026, we completed the sale of a property located in Washington in which we had a purchase and sale agreement outstanding as of March 31, 2026. We received $39.0 million in net cash consideration and will recognize a gain of approximately $20.1 million related to the sale. As of March 31, 2026, the net carrying amount of the property was $18.3 million. During the three months ended March 31, 2026 and 2025, we recognized rental income of $0.6 million and $0.7 million, respectively, related to this property.

In May 2026, we acquired a portfolio of seven SHOs located in Colorado with a combined total of 532 units. The total purchase price was $106.9 million, including closing costs. We acquired the portfolio using a qualified intermediary to facilitate a potential reverse exchange transaction under Section 1031 of the Internal Revenue Code (“Section 1031”). This portfolio of properties has been included in our SHOP segment and is being managed by Generations, LLC pursuant to a management agreement.

Intangible Assets, Net

We acquired intangible assets related to the fair values of in-place resident leases in connection with certain acquisitions of real estate properties in our SHOP segment. During the three months ended March 31, 2026, we recognized $1.5 million of amortization expense related to these intangible assets. During the three months ended March 31, 2025, we did not have any intangible assets included in real estate properties, net. As of March 31, 2026 and December 31, 2025, the net carrying amounts of these intangible assets were $5.6 million and $1.7 million, respectively.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Note 4. Mortgage and Other Notes Receivable

We enter into financing arrangements with our tenants, operators, or affiliates of our tenants and operators, and other third parties primarily for construction, renovation and expansion projects, funding of working capital or other corporate needs and the acquisition of real estate properties. These investments are primarily secured loans guaranteed by significant parties to the notes or by cross-collateralization of properties with the same owner. Mortgage and other notes receivable are included in the Real Estate Investments segment. As of March 31, 2026, the principal amounts of our mortgage and other notes receivable totaled $159.6 million and $61.7 million, respectively. As of December 31, 2025, the principal amounts of our mortgage and other notes receivable totaled $154.3 million and $64.4 million, respectively. We had credit loss reserves of $15.3 million and $15.4 million as of March 31, 2026 and December 31, 2025, respectively, related to our mortgages and other notes receivable.

Bickford Construction Loan and Mortgage Notes

We have a fully funded construction loan with Bickford Senior Living (“Bickford”) that is secured by a first mortgage lien on substantially all of the related real and personal property as well as a pledge of any and all leases or other agreements which may grant a right of use to the property. Pursuant to the loan agreement, Bickford is required to pay the related property taxes and insurance. The loan agreement contains a fair market value purchase option on the property that is available to us upon stabilization of the underlying operations. As of March 31, 2026, the principal amount outstanding on the construction loan was $14.7 million and the annual interest rate was 9.0%. In April 2026, the construction loan was modified to extend the maturity date by three years to July 2029.

As of March 31, 2026, we had an $11.7 million second mortgage note as a component of the purchase price consideration in connection with the sale of six properties to Bickford in 2021. This second mortgage note bears a 10.0% annual interest rate. In April 2026, the second mortgage note was modified to extend the maturity by three years to April 2029. We did not include this note receivable in the determination of the initial gain recognized on the sale of these properties and this mortgage note is not reflected in mortgage and other notes receivable, net, on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025.

Reference the “Non-Performing Notes” section below related to the Bickford non-performing note.

Senior Living Loans

We have a $15.0 million revolving line of credit with Senior Living Communities, LLC (“Senior Living”) that matures in December 2031. As of March 31, 2026, the principal amount outstanding on this revolving line of credit was $7.0 million and the annual interest rate was 8.0%. We also have a $1.5 million revolving line of credit with an affiliate of Senior Living that matures in October 2040. As of March 31, 2026, the annual interest rate on this revolving line of credit was 8.25%.

Non-Performing Notes

As of March 31, 2026, we had two loans designated as non-performing notes, consisting of an unsecured mezzanine loan with a principal balance of $12.0 million due from affiliates of Senior Living Management (“SLM”) and an unsecured loan due from Bickford with a principal balance of $1.2 million. As of December 31, 2025, these loans had principal balances of $12.0 million and $1.3 million, respectively. These loans were fully reserved as of March 31, 2026 and December 31, 2025.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Credit Loss Reserves

Our principal measures of credit quality related to our mortgage and other notes receivable, except for construction loans, are debt service coverage for amortizing loans and interest service or fixed charge coverage for non-amortizing loans (collectively, “Coverage”). A Coverage ratio provides a measure of the borrower’s ability to make scheduled principal and interest payments. The Coverage ratios presented in the table below have been calculated utilizing the most recent date for which data is available, December 31, 2025, using EBITDARM (earnings before interest, taxes, depreciation, amortization, rent and management fees) and the requisite debt service, interest service or fixed charges, as defined in the applicable loan agreement. We categorize Coverage into three levels: (i) more than 1.5x, (ii) between 1.0x and 1.5x and (iii) below 1.0x. We update our calculations of Coverage on a quarterly basis. Coverage is not a meaningful credit quality indicator for construction loans as these developments are typically not generating any operating income or they have insufficient operating income because occupancy levels necessary to stabilize the properties have not yet been achieved. We measure the credit quality of construction loans by taking into consideration, among other things, the construction and stabilization timelines of the properties and the financial condition of the borrower, as well as current economic and market conditions. We consider the accounting guidance in ASC 310-20, Receivables — Nonrefundable Fees and Other Costs, when determining whether a modification, extension or renewal of a loan constitutes a current period origination.

The following table summarizes the credit quality indicators related to the principal amounts outstanding on our mortgage and other notes receivable as of March 31, 2026 ($ in thousands):

	Year of Loan Origination
						Prior
	2026	2025	2024	2023	2022	Years	Total
Mortgage notes:
More than 1.5x	$—	$12,587	$27,407	$723	$14,756	$—	$55,473
Between 1.0x and 1.5x	—	11,144	24,707	—	—	14,700	50,551
Less than 1.0x	—	18,750	—	—	28,442	6,423	53,615
Total mortgage notes	—	42,481	52,114	723	43,198	21,123	159,639
Mezzanine loans:
More than 1.5x	—	1,391	—	—	—	18,734	20,125
Between 1.0x and 1.5x	—	—	—	799	—	6,629	7,428
Less than 1.0x	—	—	—	—	—	9,795	9,795
Total mezzanine loans	—	1,391	—	799	—	35,158	37,348
Non-performing notes:
Between 1.0x and 1.5x	—	—	1,229	—	—	—	1,229
No coverage available	—	—	—	—	—	12,000	12,000
Total non-performing notes	—	—	1,229	—	—	12,000	13,229
Revolving lines of credit:
More than 1.5x							10,724
Between 1.0x and 1.5x							350
Total revolving lines of credit							11,074
Credit loss reserves							(15,341)
Total mortgage and other notes
receivable, net							$205,949

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Our methodology for estimating credit loss reserves on non-performing notes incorporates considerations of the sufficiency of the underlying collateral, current economic conditions and forecasts of future economic conditions that may impact the collectability of these notes, including qualitative factors, which may differ from conditions existing in the historical periods. Due to the continuing challenges in the U.S. financial markets and the potential impact on the collectability of our mortgage and other notes receivable, we forecasted a 20.0% increase in the probability of a default and a 20.0% increase in the amount of estimated loss from a default on all loans, other than those designated as non-performing notes which are fully reserved, resulting in an effective adjustment of 4.4% as of March 31, 2026.

The following table provides a summary of the change in our credit loss reserves for the three months ended March 31, 2026 ($ in thousands):

Balance at the beginning of the period	$15,397
Provision for credit losses (benefit)	(56)
Balance at the end of the period	$15,341

Note 5. Leases

Our tenant leases are typically structured as triple-net leases and relate to single-tenant properties having an initial lease term of 10 years to 15 years with one or more five-year extension options. Most of our tenant leases contain annual rent escalators, which may be fixed or variable. Lease payments that are subject to a variable rent escalator are typically determined annually and calculated using a variable index, such as the consumer price index, or an index that is dependent on a future date and indeterminable at the inception of the lease.

A summary of our rental income with disaggregated information on our lease payments received during the period that were subject to fixed and variable rent escalators follows ($ in thousands):

	Three Months Ended
	March 31,
	2026	2025
Lease payments based on fixed rent escalators	$64,247	$61,690
Lease payments based on variable rent escalators	6,101	3,604
Straight-line rent revenue adjustments	723	1,410
Escrow funds received from tenants for
property operating expenses	2,804	2,887
Amortization of lease incentives	(725)	(725)
Total rental income	$73,150	$68,866

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Tenant Concentrations

The following table provides information on the concentrations of our tenants, or affiliates of our tenants, which exceeded 10% of total revenues ($ in thousands):

	March 31, 2026		Three Months Ended March 31,
	Real	Mortgage	2026		2025
	Estate	and Other		% of		% of
	Properties[1]	Notes[2]	Revenues[3]	Total	Revenues[3]	Total

Senior Living	$633,053	$7,000	$14,262	12.4%	$13,727	15.4%
Bickford	427,237	15,929	10,858	9.4%	10,651	11.9%
NHC	133,770	—	11,892	10.3%	10,785	12.1%
Escrow funds received from tenants for
property operating expenses	—	—	2,804	2.4%	2,887	3.2%
Other	1,459,862	198,361	38,254	33.3%	37,307	41.8%
Total tenant concentrations	$2,653,922	$221,290	78,070	67.8%	75,357	84.4%
Resident fees and services[4]			37,060	32.2%	13,939	15.6%
Total revenues			$115,130	100.0%	$89,296	100.0%

1    Real estate properties have been stated at their gross carrying amounts. Total real estate properties, as presented in the table above, excludes $2.6 million related to our corporate office and equipment, $4.8 million related to one property in the Real Estate Investments segment that was classified as assets held for sale and $742.5 million related to the properties in our SHOP segment.
2    Mortgage and other notes receivable have been stated at their gross carrying amounts. Total mortgage and other notes receivable, as presented in the table above, excludes our total credit loss reserves of $15.3 million.
3    Revenues related to assets classified as held for sale are included in other revenues in the table above.
4    There are no concentrations in revenues from resident fees and services because the resident agreements at the senior housing communities in our SHOP segment are between us and the individual residents.

As of March 31, 2026 and December 31, 2025, our real estate properties in South Carolina represented 12.3% and 12.0% of our total real estate properties, net, on our condensed consolidated balance sheets. There were no other states where our geographical concentration in real estate properties was 10% or greater as of March 31, 2026 and December 31, 2025.

Senior Living Leases

As of March 31, 2026, we leased 11 SHOs with a combined total of 2,497 units to Senior Living. During the three months ended March 31, 2026 and 2025, we recognized straight-line rent revenue adjustments of $(0.4) million and $(0.2) million, respectively, related to our leases with Senior Living.

Bickford Leases

As of March 31, 2026, we leased 38 SHOs, including one property classified as assets held for sale, to Bickford under four master leases. In 2022, we began recognizing rental income from Bickford’s leases using the cash basis of accounting for revenue recognition based upon information we obtained from Bickford regarding its financial condition that raised substantial doubt about its ability to continue as a going concern.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
In April 2026, we amended the four master lease agreements with Bickford increasing the combined base rent for the portfolio of 38 properties to $38.4 million annually. Future base rental income will escalate on an annual basis at a rate ranging between 2.0% and 3.0% in accordance with each amended lease agreement. These amendments also provide for a new contingent rent clause requiring Bickford to pay additional rent based on a percentage of its combined monthly revenues for all properties that are in excess of a base amount. Bickford will continue to be recognized as a cash basis tenant under the amended master lease agreements until the substantial doubt about its ability to continue as a going concern has been alleviated.

Additionally, we have an agreement with Bickford to fund up to $8.0 million of capital improvements on various properties in the Bickford portfolio. Pursuant to the terms of this agreement, rental income increases at an annual lease rate of 8.0% applied to the amount expended. In connection with the master lease amendments discussed above, we also amended this agreement in April 2026 to extend the available funding period through June 2027.

NHC Lease

As of March 31, 2026, we leased 32 SNFs and three ILFs to NHC, a publicly held company, under a triple-net master lease which expires in December 2026. Four of these properties have been subleased to other third parties pursuant to leases in which NHC serves as a guarantor. The triple-net master lease provides for a contingent rent clause that requires NHC to pay additional rent based on 4.0% of the excess, if any, in the annual revenues of the facilities it leases from us over a base amount specified in each lease. During each of the three months ended March 31, 2026 and 2025, we recognized straight-line rent revenue adjustments of $0.2 million related to NHC.

Reference the “NHC Leased Portfolio Disposition” section in Note 3 for information on the sale of the NHC properties.

The following table summarizes the portion of our rental income from NHC that was attributable to contingent rent for the periods indicated ($ in thousands):

	Three Months Ended
	March 31,
	2026	2025
Current year	$2,031	$1,618
Prior year final certifications[1]	1,650	956
Total contingent rental income from NHC	$3,681	$2,574

1    NHC certifies the annual revenue of its facilities leased from us by March 31st of the following year.

One of the members of our board of directors is also the chairperson of NHC’s board of directors. This director announced his resignation to be effective as of our 2026 annual meeting of stockholders in May 2026.

Cash Basis Tenants

During each of the three months ended March 31, 2026 and 2025, we had two tenants on the cash basis of accounting for revenue recognition.

A summary of lease payments received from cash basis tenants follows ($ in thousands):

	Three Months Ended
	March 31,
	2026	2025
Bickford	$10,205	$9,984
Other	1,515	1,480
Total lease payments from cash basis tenants	$11,720	$11,464

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Tenant Purchase Options

Certain of our tenant leases contain a purchase option clause allowing the tenant to acquire the leased property at a fixed base price, a fixed base price plus a specified share in any appreciation of the property or a price based on a specified fixed minimum internal rate of return on our investment. As of March 31, 2026, tenants had purchase options on four of our properties, representing an aggregate net carrying value of $74.1 million, which have exercise dates ranging between 2026 and 2031. During each of the three months ended March 31, 2026 and 2025, rental income from these properties with tenant purchase options totaled $2.5 million.

Reference the “Second Quarter of 2026 Acquisitions and Dispositions” section in Note 3 of our condensed consolidated financial statements included in this Quarterly Report for information on the exercise of one of these tenant purchase options. As of March 31, 2026, we cannot reasonably estimate the probability that any of the remaining tenant purchase options will be exercised in the future.

Future Minimum Lease Payments

The fixed amounts of future minimum lease payments due to us under our existing tenant leases as of March 31, 2026 were as follows ($ in thousands):

Remainder of 2026	$204,313
2027	220,250
2028	215,007
2029	204,373
2030	204,024
Thereafter	834,064
Total	$1,882,031

Note 6. Equity Method Investment

Concurrently with the acquisition of a continuing care retirement community (“CCRC”) in January 2020 from LCS-Westminster Partnership III, LLP (“Timber Ridge CCRC”), we invested $0.9 million in the operating company, Timber Ridge OpCo, LLC (“Timber Ridge OpCo”), which represented a 25.0% equity interest. This investment is held by our TRS to be compliant with the provisions of the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”). As part of our initial investment, we provided Timber Ridge OpCo with a revolving credit facility that has a maximum borrowing capacity of $5.0 million. As of March 31, 2026, no amounts have been drawn on this revolving credit facility.

We account for our investment in Timber Ridge OpCo under the equity method of accounting and decrease the carrying value of our investment for operating losses of the entity and distributions made to us for cumulative amounts up to and including our basis plus any guaranteed or implied commitments to fund operations. Our guaranteed and implied commitments are currently limited to the $5.0 million revolving credit facility and a $2.5 million lease incentive distribution received in February 2023. As of both March 31, 2026 and December 31, 2025, we have recognized our share of Timber Ridge OpCo’s operating losses in excess of our initial investment. These cumulative losses of $5.0 million in excess of our original basis and the $2.5 million lease incentive distribution received are included in accounts payable and other liabilities on our condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025. During the three months ended March 31, 2026 and 2025, excess unrecognized equity method losses for this investment were $0.5 million and $0.6 million, respectively. As of March 31, 2026, our cumulative unrecognized losses for this investment were $18.6 million. During the three months ended March 31, 2025, we recognized a gain from equity method investment of $0.4 million related to cash distributions received from this investment. We did not receive any cash distributions from this investment during the three months ended March 31, 2026.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
The Timber Ridge OpCo property is subject to early resident mortgages secured by a Deed of Trust and Indenture of Trust (the “Deed and Indenture”). As part of our acquisition, NHI-LCS JV I, LLC (“Timber Ridge PropCo”) acquired the Timber Ridge CCRC property and a subordination agreement was entered into pursuant to which the trustee acknowledged and confirmed that the security interests created under the Deed and Indenture were subordinate to any security interests granted in connection with the $81.0 million loan made by us to Timber Ridge PropCo, which is eliminated in our condensed consolidated financial statements. In addition, under the terms of the resident loan assumption agreements, during the term of the seven-year lease to Timber Ridge OpCo, which includes two five-year extension options, Timber Ridge OpCo is required to indemnify Timber Ridge PropCo for any repayment by Timber Ridge PropCo of these early resident mortgage liabilities under the guarantee. As a result of the subordination agreement and the resident loan assumption agreements, we have not recorded any liabilities as of March 31, 2026 and December 31, 2025. As of March 31, 2026, the balance secured by the Deed and Indenture was $7.6 million.

Note 7. Other Assets, Net

Other assets, net, consisted of the following ($ in thousands):

	March 31,	December 31,
	2026	2025
Real Estate Investments segment accounts receivable and other assets, net	$7,051	$3,435
SHOP segment accounts receivable, net of allowances of $168 and $309, respectively,
and other assets, net	3,306	3,137
Lease incentives, net	4,250	4,976
Regulatory escrows	6,208	6,208
Total other assets, net	$20,815	$17,756

Note 8. Debt, Net

Our debt consisted of the following ($ in thousands):

	March 31,	December 31,
	2026	2025
Revolving credit facility - unsecured	$309,000	$204,000
Bank term loan - unsecured	125,000	125,000
2031 Senior Notes - unsecured, net of discount of $1,554 and $1,635, respectively	398,446	398,365
2033 Senior Notes - unsecured, net of discount of $3,578 and $3,707, respectively	346,422	346,293
Private placement notes - unsecured	100,000	100,000
Unamortized debt issuance costs	(9,200)	(9,844)
Total debt, net	$1,269,668	$1,163,814

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Debt Maturities

A summary of the aggregate principal maturities of our outstanding debt as of March 31, 2026 follows ($ in thousands):

Remainder of 2026	$125,000
2027	100,000
2028	309,000
2029	—
2030	—
Thereafter	750,000
Total principal amounts of debt outstanding	1,284,000
Less: Unamortized debt issuance costs and discounts	(14,332)
Total debt, net	$1,269,668

Revolving Credit Facility and Bank Term Loan

We have a $700.0 million unsecured revolving credit facility (the “Credit Facility”) which matures in October 2028 and may be extended by us pursuant to (i) one or both of the six-month extension options or (ii) one 12-month extension option. We most recently amended the Credit Facility in October 2025 to remove the 0.10% credit spread adjustment applicable to the Secured Overnight Financing Rate (“SOFR”) interest rates. Borrowings under the Credit Facility bear interest, at our election, at one of the following: (a) Term SOFR plus a margin ranging from 0.725% to 1.400%; (b) Daily SOFR plus a margin ranging from 0.725% to 1.400%; or (c) the base rate plus a margin ranging from 0.000% to 0.400%. In each election, the actual margin is determined according to our credit ratings. The base rate means, for any day, a fluctuating rate per annum equal to the highest of (x) the agent’s prime rate, (y) the federal funds rate on such day plus 0.50% or (z) the adjusted Term SOFR for a one-month tenor in effect on such day plus 1.00%. In addition, the Credit Facility requires a facility fee equal to 0.125% to 0.300%, based on our credit rating on the $700.0 million committed capacity, without regard to usage.

As of March 31, 2026, we had $391.0 million available to draw on the Credit Facility, subject to usual and customary covenants. Among other stipulations, our Credit Facility requires that we maintain certain financial ratios within limits set by our creditors. As of March 31, 2026, we were in compliance with these covenants.

We have a $200.0 million unsecured bank term loan (the “Bank Term Loan”), which was most recently amended in October 2025 to remove the 0.10% credit spread adjustment applicable to the SOFR interest rates. The Bank Term Loan bears interest at a variable rate, which is SOFR-based with a margin determined according to our credit ratings, and matures in June 2026. As of March 31, 2026, we had $125.0 million of principal amount outstanding on the Bank Term Loan.

Pinnacle Bank is a participating member of our banking group. A member of our board of directors is also the chief banking officer and vice chairman of the board of directors of Pinnacle Financial Partners, Inc., the holding company for Pinnacle Bank. Our corporate banking transactions are conducted primarily through Pinnacle Bank.

2031 Senior Notes

In January 2021, we issued $400.0 million in aggregate principal amount of 3.00% unsecured senior notes that mature in February 2031 (the “2031 Senior Notes”). The 2031 Senior Notes were sold at an issue price of 99.196% of face value, before the underwriters’ discount. Interest on the 2031 Senior Notes is due semi-annually. The 2031 Senior Notes are subject to affirmative and negative covenants, including financial covenants. As of March 31, 2026, we were in compliance with these covenants.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
2033 Senior Notes

In September 2025, we issued $350.0 million in aggregate principal amount of 5.35% unsecured senior notes that mature in February 2033 (the “2033 Senior Notes”). The 2033 Senior Notes were sold at an issue price of 98.903% of face value, before the underwriters’ discount. Interest on the 2033 Senior Notes began accruing in February 2026 and is due semi-annually. The 2033 Senior Notes are subject to affirmative and negative covenants, including financial covenants. As of March 31, 2026, we were in compliance with these covenants.

Private Placement Notes

Our private placement notes have a fixed interest rate and require interest only payments up to the maturity date. Covenants pertaining to the private placement notes are generally conformed with those governing our Credit Facility, except for specific debt coverage ratios that are more restrictive. Our private placement notes include a provision that increases the fixed interest rate if any rating agency lowers the credit rating on our unsecured senior debt below investment grade and our compliance leverage increases to 50% or more.

As of March 31, 2026, we had $100.0 million of principal amounts outstanding on our private placement notes which bears interest at 4.51% and mature in January 2027.

Interest Expense

A summary of the components of interest expense follows ($ in thousands):

	Three Months Ended
	March 31,
	2026	2025
Interest expense at contractual rates	$14,186	$13,359
Amortization of debt issuance costs and discounts	854	978
Total interest expense	$15,040	$14,337

Note 9. Commitments, Contingencies and Uncertainties

In the normal course of business, we enter into a variety of commitments, typically consisting of funding revolving credit arrangements, construction loans and mezzanine loans with our tenants, operators, or affiliates of our tenants or operators, and other third parties. In our leasing operations, we may offer our tenants and the sellers of properties we acquire certain inducements that originate contractually as contingencies, but which may become commitments upon the satisfaction of the contingent event. Any contingent payments made by us are included in the respective lease base when funded.

As of March 31, 2026, we had loan commitments with seven operators or borrowers totaling $113.1 million of which we had funded $80.7 million toward these commitments. We also had development commitments with six tenants totaling $22.6 million of which we had funded $12.9 million toward these commitments. Additionally, we had remaining contingency commitments totaling $15.7 million, which included lease inducement contingencies with three tenants and contingent consideration related to an acquisition in our SHOP segment. Each of these contingency commitments is based on the respective facility operating performance over a specified period.

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

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
The following table provides a summary of the change in our expected credit loss liabilities for the three months ended March 31, 2026 ($ in thousands):

Balance at the beginning of the period	$152
Provision for expected credit losses	6
Balance at the end of the period	$158

Litigation

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

Note 10. Noncontrolling Interests

Redeemable Noncontrolling Interest

As of March 31, 2026, we had a portfolio of six ILFs located in California and Washington that are held in a consolidated partnership with Merrill Gardens, LLC (“Merrill”), which owns a 20.0% common equity interest in the partnership. We own 100% of the preferred equity interest and 80.0% of the common equity interest in the partnership. The operating agreement for the partnership provides for contingent distributions to the members based on the attainment of certain yields on the investment calculated on an annual basis. The Merrill consolidated partnership is included in our SHOP segment.

Certain provisions in the operating agreement entitle Merrill to put rights upon certain contingent events that are not solely within our control as the majority equity interest owner. As a result, Merrill’s noncontrolling interest was deemed to be contingently redeemable and has been classified in the mezzanine section between liabilities and equity on our condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025. We are required to remeasure the carrying value of the noncontrolling interest to its redemption value in the period it becomes known that a triggering event is probable to occur. As of March 31, 2026 and December 31, 2025, we concluded that the redemption criteria were not met.

The following table provides a summary of the activity related to the redeemable noncontrolling interest for the three months ended March 31, 2026 ($ in thousands):

Balance at the beginning of the period	$10,195
Net loss	(256)
Distributions declared	(17)
Balance at the end of the period	$9,922

Noncontrolling Interests Classified as Equity

In our Real Estate Investments segment, we own an 80.0% common equity interest in a partnership with LCS Timber Ridge LLC (“LCS”), which owns and leases a CCRC in Washington. LCS owns the remaining 20.0% common equity interest in the partnership.

Prior to August 1, 2025, we had a portfolio of six SHOs in a consolidated partnership in which we owned a 98.0% common equity interest and Discovery Senior Housing Investor, XXIV, LLC (the “Discovery partner”) owned the remaining 2.0% of the common equity interest. This partnership was included in our Real Estate Investments segment prior to its dissolution on August 1, 2025.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
In our SHOP segment, we have a portfolio of 10 ILFs located in six states that are held in a consolidated partnership with a related party of Discovery Senior Living (“Discovery”). We own 100.0% of the preferred equity interest and 98.0% of the common equity interest in the partnership and the related party of Discovery owns the remaining 2.0% of the common equity interest. The operating agreement of the partnership provides for contingent distributions to the members based on the attainment of certain yields on the investment calculated on an annual basis.

Note 11. Equity and Dividends

Shelf Registration Statement

In March 2026, we renewed our automatic shelf registration statement on file with the SEC.

ATM Equity Program

We maintain an ATM equity program which allows us to sell our common stock directly into the market. This program is governed by an ATM equity sales agreement which includes a forward sales provision that allows us to sell shares of our common stock to forward purchasers at a predetermined price at a future date. Concurrently with the renewal of our shelf registration statement, we entered into a new equity distribution agreement whereby we can sell up to $500.0 million in common stock under our ATM equity program.

During the three months ended March 31, 2026, we did not enter into any new ATM forward equity sales agreements or settle any of our outstanding ATM forward equity sales agreements. As of March 31, 2026, we had the ability to access 0.6 million shares of our common stock at a weighted average price of $68.81 per share, net of sales agent fees, under remaining active ATM forward equity sales agreements which mature in the second quarter of 2026 and represent $44.2 million of undrawn net proceeds.

Dividends

On May 1, 2026, our board of directors declared a $0.92 per share dividend payable on August 7, 2026 to common stockholders of record as of June 30, 2026.

Note 12. Share-Based Compensation

Our outstanding stock incentive awards have been granted under the 2019 Stock Incentive Plan, as amended and restated (the “2019 Plan”). As of March 31, 2026, we had 2,957,004 shares of common stock available for future grants under the 2019 Plan.

Share-Based Compensation Expense

A summary of share-based compensation expense, net of forfeitures, by award type follows ($ in thousands):

	Three Months Ended
	March 31,
	2026	2025
Stock options	$1,662	$2,334
RSAs and RSUs	578	224
Total share-based compensation expense	$2,240	$2,558

As of March 31, 2026, we had unrecognized share-based compensation expense of $11.0 million that is expected to be recognized over the following years: $5.2 million in the remainder of 2026, $3.7 million in 2027, $2.0 million in 2028, $0.1 million in 2029 and less than $0.1 million in 2030.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Restricted Stock

RSAs are service-based awards that ratably vest on each anniversary of the grant date over periods ranging from one year to five years. The holders of RSAs have a non-forfeitable right to dividends or dividend equivalents during the vesting periods. RSAs are subject to a one-year post-vesting hold period.

A summary of the activity related to our RSAs for the three months ended March 31, 2026 follows:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Awards	Per Share
Unvested RSAs at the beginning of the period	54,100	$64.29
Granted	39,997	86.75
Vested	(8,900)	68.09
Unvested RSAs at the end of the period	85,197	74.43

RSUs are market-based awards issued to our executive officers and vest in their entirety at the end of a three-year period, subject to the performance of our total stockholder return as compared to certain pre-defined peer and industry groups. The number of shares of our common stock issued upon meeting the applicable thresholds can vary from 0.0% to 200.0% of the respective targets depending on the level of achievement reached. RSUs are subject to a one-year post-vesting hold period.

The following assumptions were used to estimate the fair value of our market-based RSUs granted during the three months ended March 31, 2026:

Risk-free interest rate	3.50%
Expected volatility	21.3%
Expected service period	2.8 years

A summary of the activity related to our RSUs for the three months ended March 31, 2026 follows:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Units	Per Share
Unvested RSUs at the beginning of the period	—	$—
Granted	30,085	111.28
Unvested RSUs at the end of the period	30,085	111.28

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Stock Options

The following assumptions were used to estimate the fair value of our stock options granted during the three months ended March 31, 2026:

Risk-free interest rate	3.94%
Expected volatility	24.0%
Dividend yield	5.2%
Expected lives	2.9 years

A summary of the activity related to our stock options for the three months ended March 31, 2026 follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise Price	Contractual
	of Options	Per Share	Life (Years)
Outstanding stock options at the beginning of the period	1,124,499	$66.39
Granted	328,500	86.75
Exercised	(704,486)	63.90
Outstanding stock options at the end of the period	748,513	77.68	4.2
Exercisable stock options at the end of the period	372,156	74.13	4.0

During the three months ended March 31, 2026, the weighted average fair value of options granted was $10.40 per share and the aggregate intrinsic value of stock options exercised was $12.0 million. As of March 31, 2026, the aggregate intrinsic values of our stock options outstanding and exercisable were $4.3 million and $3.1 million, respectively.

Note 13. Earnings Per Share

The following table presents the calculations of basic and diluted earnings per share ($ in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2026	2025
Net income attributable to common stockholders	$40,024	$34,113

Weighted average common shares outstanding - basic	48,323,945	45,720,496
Effect of dilutive securities:
Stock options	118,603	120,827
Forward equity sales agreements	105,345	37,205
Weighted average common shares outstanding - diluted	48,547,893	45,878,528

Earnings per share:
Basic	$0.83	$0.75
Diluted	$0.82	$0.74

Anti-dilutive stock options excluded from above	14,512	104,699

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Note 14. Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, straight-line rents receivable, accounts receivable, accounts payable, other liabilities. dividends payable and deferred income approximate their fair values on our condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025.

The following table includes the carrying amounts and fair values of certain of our financial instruments ($ in thousands):

	Carrying Amounts		Fair Values
	March 31,	December 31,	March 31,	December 31,
	2026	2025	2026	2025
Level 2:
Fixed rate debt, net	$839,221	$838,764	$795,689	$794,233
Variable rate debt, net	430,447	325,050	434,000	329,000
Level 3:
Mortgage and other notes receivable, net	205,949	203,296	203,443	201,490

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

Our real estate properties and intangible assets are remeasured at fair value on a non-recurring basis. We classify these assets as Level 3 measurements. When indicators of potential impairment exists, we estimate the fair value of the identified asset or group of assets using the income approach and unobservable data, such as expected future cash flows, estimated capitalization and discount rates. We also consider national, regional and local industry market data, including comparable sales information, and may engage an external third-party appraiser to assist us in our estimations of fair value. We estimate the fair values of assets classified as held for sale based on our current sales price expectation, net of selling costs.

We did not remeasure the fair values of our real estate properties and intangible assets as of March 31, 2026 and December 31, 2025, except for the property reclassified to assets held for sale as of December 31, 2025, which was remeasured using the Level 3 measurements described above.

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

On August 1, 2025, we entered into a series of concurrent transactions that included the transition of seven properties from the Real Estate Investments segment to the SHOP segment. The operating results of these properties have been reflected in the SHOP segment in the current year period and in the Real Estate Investments segment in the prior year period. There were no real estate property transitions in the three months ended March 31, 2026 and 2025. We do not have any other inter-segment transactions.

The following tables provide information on our operating segments ($ in thousands):

	Three Months Ended March 31, 2026
	Real Estate		Non-Segment /
	Investments	SHOP	Corporate	Total
Revenues:
Rental income	$73,150	$—	$—	$73,150
Resident fees and services	—	37,060	—	37,060
Interest and other income	4,920	—	—	4,920
Total revenues	78,070	37,060	—	115,130
Utilities	—	2,471	—	2,471
Dietary	—	2,233	—	2,233
Labor	—	14,699	—	14,699
Taxes and insurance	2,804	2,897	—	5,701
Management fees	—	1,946	—	1,946
Other senior housing operating expenses[1]	—	3,923	—	3,923
NOI	75,266	8,891	—	84,157
Depreciation and amortization	16,562	7,114	15	23,691
Interest expense	—	—	15,040	15,040
Legal expense	—	—	305	305
Franchise, excise and other taxes	—	—	215	215
General and administrative expenses	—	—	7,851	7,851
Loan and realty gains, net	(50)	—	—	(50)
Gains on dispositions of real estate properties, net	(2,612)	—	—	(2,612)
Other non-operating income	(35)	—	—	(35)
Net income (loss)	$61,401	$1,777	$(23,426)	$39,752

Capital expenditures	$1,118	$108,293	$14	$109,425

1    Amount includes general and administrative costs and marketing expenses.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	Three Months Ended March 31, 2025
	Real Estate		Non-Segment /
	Investments	SHOP	Corporate	Total
Revenues:
Rental income	$68,866	$—	$—	$68,866
Resident fees and services	—	13,939	—	13,939
Interest and other income	6,491	—	—	6,491
Total revenues	75,357	13,939	—	89,296
Utilities	—	1,097	—	1,097
Dietary	—	1,045	—	1,045
Labor	—	4,299	—	4,299
Taxes and insurance	2,887	1,538	—	4,425
Management fees	—	691	—	691
Other senior housing operating expenses[1]	—	2,183	—	2,183
NOI	72,470	3,086	—	75,556
Depreciation and amortization	16,388	2,758	11	19,157
Interest expense	749	—	13,588	14,337
Legal expense	—	—	1,426	1,426
Franchise, excise and other taxes	—	—	269	269
General and administrative expenses	—	—	6,829	6,829
Proxy contest and related expenses	—	—	264	264
Loan and realty gains, net	(14)	—	—	(14)
Gains on dispositions of real estate properties, net	(114)	—	—	(114)
Gains from equity method investment	(415)	—	—	(415)
Net income (loss)	$55,876	$328	$(22,387)	$33,817

Capital expenditures	$83,730	$1,442	$—	$85,172

1    Amount includes general and administrative costs and marketing expenses.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
The following table provides a summary of our total assets by segment ($ in thousands):

	March 31,	December 31,
	2026	2025
Real Estate Investments segment	$2,267,443	$2,282,128
SHOP segment	606,271	503,201
Non-segment / corporate	16,151	11,558
Total assets	$2,889,865	$2,796,887

Note 16. Variable Interest Entities

Consolidated VIEs

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

In February 2026, we acquired a portfolio of nine ALFs using special purpose entities ("SPE") owned by a qualified intermediary to facilitate a potential reverse exchange transaction under Section 1031, which would permit us to defer the income taxes on capital gains if we complete the pending reverse exchange transaction and take title to the acquired replacement properties within 180 days of completing the sale of the respective existing properties. We have determined the SPEs are VIEs due to the insufficiency of equity at risk. We are deemed the primary beneficiary of the SPEs as we retain both the economic and legal benefits and obligations related to these entities and, accordingly, have recognized the SPEs on a consolidated basis in our financial statements. Reference the “Acquisitions” section in Note 3 for additional information.

The following table provides information on the assets and liabilities of our consolidated VIEs ($ in thousands):

	March 31,	December 31,
	2026	2025
Real Estate Investments segment:
Real estate properties, net	$111,780	$112,717
Cash and cash equivalents	981	1,020
Straight-line rents receivable	438	554
Other assets, net	2,116	2,751
SHOP segment:
Real estate properties, net	389,775	290,691
Cash and cash equivalents	5,899	8,121
Other assets, net	1,449	1,457
Accounts payable and other liabilities	4,482	5,473

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Unconsolidated VIEs

In our Real Estate Investments segment, we have concluded that we are not the primary beneficiary for certain investments where we lack either directly or through related parties the power to direct the activities that most significantly impact the economic performance of these entities. We do not have any unconsolidated VIEs in our SHOP segment.

The following table provides a summary of our relationships and sources of exposure related to our unconsolidated VIEs as of March 31, 2026 ($ in thousands):

Year				Maximum
of Initial		Source of	Carrying	Exposure	Note
Involvement	Name	Exposure	Amounts	to Loss	References
2014	Senior Living	Various[1]	$45,801	$55,301	Notes 4, 5
2016	SLM	Note	12,000	12,000	Note 4
2018	Bickford	Notes	16,043	27,709	Note 4
2019	Encore Senior Living	Various[2]	48,224	63,455	N/A
2020	Timber Ridge OpCo	Various[3]	(4,946)	54	Note 6, 7
2020	Senior Living Hospitality Group	Various[1]	12,580	13,854	N/A
2021	Montecito Medical Real Estate	Notes	6,682	6,682	N/A
2021	Vizion Health	Various[1]	18,433	18,433	N/A
2021	Navion Senior Solutions	Various[4]	7,183	9,333	N/A
2023	Kindcare Senior Living	Notes[5]	830	830	N/A
2024	Mainstay Healthcare	Note	9,066	9,066	N/A

1    Note(s) and straight-line rents receivable
2    Note, straight-line rents receivable and interest receivable
3    Loan commitment, equity method investment, straight-line rents receivable and unamortized lease incentive
4    Straight-line rents receivable and unamortized lease incentive
5    Two mezzanine loans originating from the sales of real estate properties

We are not obligated to provide support beyond our stated commitments to these tenants and borrowers whom we classify as VIEs and accordingly, our maximum exposure to loss as a result of these relationships is limited to the amounts of our commitments. Our risk of economic loss on a tenant lease in excess of what is presented in the table above is limited to any future non-payments of rent before we are able to take effective remedial action, as well as any costs incurred to secure a new lease at the property. The potential extent of such losses at a future date would depend upon facts and circumstances unique to each tenant and the related lease and therefore are not included in the table above.

In the future, we may be deemed the primary beneficiary of the operations if the tenants or borrowers do not have adequate liquidity to accept the risks and rewards as the tenants and operators of the properties, and we may be required to consolidate the financial position and results of operations of the tenants or borrowers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references throughout this document to “NHI” or the “Company” include National Health Investors, Inc., and its consolidated subsidiaries. In accordance with the “Plain English” guidelines of the Securities and Exchange Commission (“SEC”), this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 (“Quarterly Report”) has been written in the first person. In this document, the words “we”, “our”, “ours” and “us” refer only to National Health Investors, Inc. and its consolidated subsidiaries and not any other person.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report and other materials we have filed or may file with the SEC, as well as information included in oral statements made, or to be made, by our senior management, contain certain “forward-looking statements” as that term is defined by the Private Securities Litigation Reform Act of 1995. All statements regarding our expected future financial position, results of operations, cash flows, funds from operations, continued performance improvements, ability to service and refinance our debt obligations, ability to finance growth opportunities, and similar statements including, without limitation, those containing words such as “may”, “will”, “should”, “believes”, “anticipates”, “expects”, “intends”, “estimates”, “plans”, “projects”, “target”, “likely” and other similar expressions, are forward-looking statements.

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in forward-looking statements as a result of factors including, but not limited to, the following:

•We depend on the operating success of our tenants, managers and borrowers, and if their financial condition or business prospects deteriorate, our business, financial condition and results of operations could be adversely affected;
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
•We may be unable to replace our managers if the management agreements are terminated or not renewed;
•Actual or perceived risks associated with pandemics, epidemics or outbreaks have had, and may in the future have, a material adverse effect on our operators’ businesses and results of operations;
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
•A cybersecurity incident or other form of data breach involving our business and its information could cause a loss of confidential consumer and other personal information, give rise to remediation and other expenses, expose us to liability under privacy and security and consumer protection laws, subject us to federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business;
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
•Competition for acquisitions may result in increased market prices for properties;
•We depend on our ability to retain our management team and other personnel, and our ability to attract suitable replacements should any such personnel leave;
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
•Our use of artificial intelligence could expose us to various risks;
•We may need to refinance existing debt or incur additional debt in the future, which may not be available on terms acceptable to us;
•We have covenants related to our indebtedness which impose certain operational limitations, and a breach of those covenants could materially adversely affect our financial condition and results of operations;
•Downgrades in our credit ratings could have a material adverse effect on our costs and availability of capital;
•We rely on external sources of capital to fund our future capital needs, and if we encounter difficulty in obtaining such capital, we may not be able to make future investments necessary to grow our business or meet maturing commitments;
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
•Our ownership of and relationship with any taxable REIT subsidiaries (“TRS”) that we have formed, or will form, will be limited, and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax;
•Legislative, regulatory or administrative tax changes could adversely affect us or our security holders;
•We have ownership limits in our charter with respect to our common stock and other classes of capital stock which may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or might otherwise be in the best interests of our stockholders;

•We are subject to certain provisions of Maryland law and in our charter and bylaws that could hinder, delay or prevent a change in control transaction, even if the transaction involves a premium price for our common stock or our stockholders believe such transaction to be otherwise in their best interests;
•Failure to complete the pending sale of the NHC properties could have an adverse effect on our business;
•The market price of our common stock may decline as a result of the sale of the NHC properties; and
•We may not be able to successfully redeploy the net proceeds from the sale of the NHC properties in a manner that generates comparable returns.

Reference “Part I, Item 1, Business”, “Part I, Item 1A, Risk Factors” and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 (“Annual Report”) and additionally “Part II, Item 1A, Risk Factors” in this Quarterly Report for a further discussion of these risks, various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent therein. You should carefully consider these risks before making any investment decisions related to us. These risks and uncertainties are not the only ones facing us. There may be additional risks that we do not presently know of and/or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In that case, the market price of our common stock could decline, and you may lose part or all of your investment. Given these risks and uncertainties, we can give no assurance that these forward-looking statements will, in fact, occur. We caution readers not to place undue reliance on such forward-looking statements, which speak only as of the dates made. We undertake no obligation to revise or update any of the forward-looking statements to reflect subsequent events or circumstances except to the extent required by applicable law.

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

In our Real Estate Investments segment, our revenues primarily relate to triple-net leases with third-party operators at our properties. Additionally, we recognize interest income from financing arrangements we provide to our tenants, operators, or affiliates of our tenants and operators, and other third parties primarily for construction, renovation and expansion projects, funding of working capital or other corporate needs and the acquisition of real estate properties. In our SHOP segment, we own and operate senior housing communities and generate revenues from resident fees and services. We utilize third-party managers to operate these properties on our behalf and pay a management fee for these services. Our investments across both segments are funded primarily through (i) operating cash flows, (ii) debt offerings, revolving lines of credit and term loans and (iii) sales of equity securities.

NHC Leased Portfolio Disposition

On April 21, 2026, we executed a purchase and sale agreement with NHC/Op, L.P., a wholly owned subsidiary of NHC, and certain of its affiliates (collectively, the “NHC Purchaser”) related to the sale of our entire portfolio of real estate properties leased to NHC, which includes 32 SNFs and three ILFs, for $560.0 million in net cash consideration. We anticipate closing the transaction on July 1, 2026, subject to certain customary closing conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The NHC properties are included in our Real Estate Investments segment.

Pursuant to the terms of the purchase and sale agreement, contemporaneously with the closing of the transaction, we will execute a partial master lease termination and partial assignment and assumption of the master lease agreement which will result in the termination of our master lease agreement with NHC with respect to all properties, except for the four properties located in Florida that are subject to a sublease agreement. We will assign to the NHC Purchaser, and the NHC Purchaser will assume from us, the master lease for the four Florida properties. As of March 31, 2026, the aggregate net carrying amount of the NHC properties was $13.8 million.

Real Estate Investments Portfolio

As of March 31, 2026, our investments comprising the Real Estate Investments segment included real estate properties and financing arrangements involving 188 properties located in 32 states, excluding one property classified as assets held for sale. The aggregate gross carrying value of these owned properties was $2.7 billion, which included 109 SHOs, 65 SNFs and one HOSP leased to 30 tenants. The aggregate gross carrying value of our mortgage and other notes receivable was $221.3 million, excluding $15.3 million of credit loss reserves.

We classify our investments in real estate properties as either SHOs or medical facilities and further classify our SHOs as either need-driven or discretionary properties based on the differing credit risk profiles represented by the underlying revenue sources.

Need-Driven Senior Housing - Need-driven SHOs include ALFs and SLCs which primarily attract private payment for services from residents who require assistance with activities of daily living. Need-driven properties are subject to regulatory oversight.

Discretionary Senior Housing - Discretionary SHOs include ILFs and EFCs which primarily attract private payment for services from residents who are making the lifestyle choice of living in an age-restricted, multi-family community that offers social programs, meals, housekeeping and, in some cases, access to healthcare services. Discretionary properties are subject to limited regulatory oversight. There is a correlation between demand for this type of community and the strength of the housing market.

Medical Facilities - Our medical facilities include SNFs and HOSPs that attract patients who have a need for acute or complex medical attention, preventative medicine or rehabilitation services. The operators of our medical facilities are generally paid for their services through a combination of private payor sources and government assistance programs, including Medicare and Medicaid. Medical facilities are subject to federal and state regulatory oversight and, in the case of hospitals, Joint Commission accreditation.

Senior Housing Operating Portfolio

As of March 31, 2026, our SHOP segment investments included 35 senior housing communities located in 15 states and comprised of 17 ILFs, 11 SLCs and seven ALFs with a combined total of 3,469 units. The aggregate gross carrying value of these properties was $742.5 million. We have structured the operations at these senior housing communities to comply with the requirements of the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”), and we utilize our TRS for activities that would otherwise be non-qualifying for REIT purposes.

The properties in our SHOP segment are operated by third-party managers in exchange for a management fee from us, and as such, we are not directly exposed to the credit risk of the managers in the same manner or to the same extent as the credit risk exposure we have related to our triple-net tenant leases. However, we rely on the managers’ personnel, expertise, technology resources and information systems, proprietary information, good faith and judgment in operating our communities efficiently and effectively. We also rely on the managers to set appropriate resident fees and to operate our communities in compliance with the terms of our management agreements and all applicable laws and regulations.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates from the information provided in “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report.

Investment Portfolio Summary

The following table provides a summary of the investment portfolios of our Real Estate Investments and SHOP segments by property type as of March 31, 2026 and for the three months ended March 31, 2026 ($ in thousands):

			Net
			Operating		Gross
	Number of	Number of	Income	% of	Carrying
	Properties[1]	Beds / Units	(“NOI”)	Total NOI	Amounts[2]
Real Estate Investments segment:
Real estate properties:
Senior housing - need-driven:
Assisted living facilities	86	4,704	$23,897	28.4%	$1,065,419
Senior living campuses	8	1,031	3,617	4.3%	173,355
Total senior housing - need-driven	94	5,735	27,514	32.7%	1,238,774
Senior housing - discretionary:
Independent living facilities	3	273	405	0.5%	9,233
Entrance fee communities	12	3,208	17,237	20.5%	805,621
Total senior housing - discretionary	15	3,481	17,642	21.0%	814,854
Total senior housing	109	9,216	45,156	53.7%	2,053,628
Medical facilities:
Skilled nursing facilities	65	8,565	23,609	28.1%	557,996
Hospitals	1	71	1,075	1.3%	42,298
Total medical facilities	66	8,636	24,684	29.4%	600,294
Other	—	—	506	0.6%	—
Total real estate properties	175	17,852	70,346	83.7%	2,653,922
Mortgage and other notes receivable:
Senior housing - need-driven	8	591	2,293	2.7%	106,330
Senior housing - discretionary	1	141	252	0.3%	11,144
Skilled nursing facilities	3	367	274	0.3%	14,755
Hospitals	1	36	636	0.8%	27,407
Other notes	—	—	1,465	1.6%	61,654
Total mortgage and other notes receivable	13	1,135	4,920	5.7%	221,290
Total Real Estate Investments segment	188	18,987	75,266	89.4%	2,875,212
SHOP segment:
Real estate properties:
Independent living facilities	17	1,994	4,021	4.8%	415,133
Senior living campuses	11	1,038	3,464	4.1%	244,124
Assisted living facilities	7	437	1,406	1.7%	83,292
Total SHOP segment	35	3,469	8,891	10.6%	742,549
Total investment portfolio	223	22,456	$84,157	100.0%	$3,617,761

1    The total number of properties, as presented in the table above, excludes our corporate office building and one property in the Real Estate Investments segment that was classified as assets held for sale as of March 31, 2026.
2    The total gross carrying amount, as presented in the table above, excludes $2.6 million related to our corporate office and equipment, $4.8 million related to one property in the Real Estate Investments segment that was classified as assets held for sale as of March 31, 2026 and $15.3 million of credit loss reserves related to our mortgage and other notes receivable.

The following table provides a summary of the investment portfolios of our Real Estate Investments and SHOP segments by operator type as of March 31, 2026 and for the three months ended March 31, 2026 ($ in thousands):

				Gross
	Number of		% of	Carrying
	Properties[1]	NOI[2]	Total NOI	Amounts[2]
Real Estate Investments segment:
Public	60	$20,847	24.7%	$480,022
National chain (privately owned)	10	4,462	5.3%	242,308
Regional	110	46,864	55.7%	2,047,686
Small	8	2,584	3.1%	105,196
Other	—	509	0.6%	—
Total Real Estate Investments segment	188	75,266	89.4%	2,875,212
SHOP segment	35	8,891	10.6%	742,549
Total investment portfolio	223	$84,157	100.0%	$3,617,761

1    The total number of properties, as presented in the table above, excludes our corporate office building and one property in the Real Estate Investments segment that was classified as assets held for sale as of March 31, 2026.
2    The total gross carrying amount, as presented in the table above, excludes $2.6 million related to our corporate office and equipment, $4.8 million related to one property in the Real Estate Investments segment that was classified as assets held for sale and $15.3 million of credit loss reserves related to our mortgage and other notes receivable.

The following table provides a summary of the impact of acquired and transitioned properties on our SHOP segment as of March 31, 2026 and for the three months ended March 31, 2026 ($ in thousands):

				Gross
	Number of	Number of		Carrying
	Properties	Units	NOI	Amounts
Properties in SHOP segment since January 1, 2025	15	1,732	$3,012	$372,217
Acquisitions	13	799	2,977	180,083
Transitioned properties	7	938	2,902	190,249
Total SHOP segment	35	3,469	$8,891	$742,549

The following table provides a summary of our NOI based on geographical location ($ in thousands):

	Three Months Ended
	March 31,
	2026	2025
South Carolina	$10,430	$9,339
Texas	7,901	7,977
Florida	7,807	6,788
North Carolina	5,940	5,957
Tennessee	5,914	5,049
All others	46,165	40,404
Total NOI	$84,157	$75,514

As of March 31, 2026, our average effective annualized NOI for leased properties in our Real Estate Investments segment was $20,322 per unit for ALFs, $14,031 per unit for SLCs, $5,935 per unit for ILFs, $21,492 per unit for EFCs, $11,026 per bed for SNFs and $60,574 per bed for HOSPs. As of March 31, 2026, the average effective annualized NOI for our SHOP segment was $11,165 per unit.

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

Recent Investments Activity

Acquisitions

During the three months ended March 31, 2026, we completed the following acquisitions of real estate properties ($ in thousands):

					Buildings,
					Building
					Improvements
		Number of	Type of		and Intangible
Manager	Period	Properties	Property	Land	Assets	Total
SHOP segment:
Allegro Living Management	Q1 2026	9	ALFs	$9,201	$96,287	$105,488

Dispositions

During the three months ended March 31, 2026, we completed the following disposition of a real estate property ($ in thousands):

		Number of	Type of	Net	Net Carrying	Gain on
Operator	Period	Properties	Property	Proceeds	Amount	Disposition
Real Estate Investments segment:
Brook Retirement Communities	Q1 2026	1	SLC	$6,662	$4,175	$2,487

Reference the “NHC Leased Portfolio Disposition” section in Note 3 of our condensed consolidated financial statements included in this Quarterly Report for information on the sale of the NHC properties.

Second Quarter of 2026 Acquisitions and Dispositions

In April 2026, we completed the sale of a property located in South Carolina upon the acceleration of an existing purchase option at the tenant’s request. We received $3.2 million in net cash consideration and recognized a gain of $0.8 million related to the sale. As of March 31, 2026, the net carrying amount of the property was $2.3 million. During each of the three months ended March 31, 2026 and 2025, we recognized rental income of $0.1 million related to this property.

In April 2026, we completed the sale of a property located in Ohio that was classified as assets held for sale as of March 31, 2026. We received $4.5 million in net cash consideration and recognized a gain of $0.9 million related to the sale. As of March 31, 2026, the net carrying amount of the property was $3.6 million. During each of the three months ended March 31, 2026 and 2025, we recognized rental income of $0.2 million related to this property.

In May 2026, we completed the sale of a property located in Washington in which we had a purchase and sale agreement outstanding as of March 31, 2026. We received $39.0 million in net cash consideration and will recognize a gain of approximately $20.1 million related to the sale. As of March 31, 2026, the net carrying amount of the property was $18.3 million. During the three months ended March 31, 2026 and 2025, we recognized rental income of $0.6 million and $0.7 million, respectively, related to this property.

In May 2026, we acquired a portfolio of seven SHOs located in Colorado with a combined total of 532 units. The total purchase price was $106.9 million, including closing costs. We acquired the portfolio using a qualified intermediary to facilitate a potential reverse exchange transaction under Section 1031 of the Internal Revenue Code (“Section 1031”). This portfolio of properties has been included in our SHOP segment and is being managed by Generations, LLC pursuant to a management agreement.

Bickford Lease and Loan Modifications

In April 2026, we amended the four master lease agreements with Bickford Senior Living (“Bickford”) increasing the combined base rent for the portfolio of 38 properties to $38.4 million annually. Future base rental income will escalate on an annual basis at a rate ranging between 2.0% and 3.0% in accordance with each amended lease agreement. These amendments also provide for a new contingent rent clause requiring Bickford to pay additional rent based on a percentage of its combined monthly revenues for all properties that are in excess of a base amount. Bickford will continue to be recognized as a cash basis tenant under the amended master lease agreements until the substantial doubt about its ability to continue as a going concern has been alleviated.

Additionally, we have an agreement with Bickford to fund up to $8.0 million of capital improvements on various properties in the Bickford portfolio. Pursuant to the terms of this agreement, rental income increases at an annual lease rate of 8.0% applied to the amount expended. In connection with the master lease amendments discussed above, we also amended this agreement in April 2026 to extend the available funding period through June 2027.

In April 2026, we also modified two of our loan agreements with Bickford to extend the maturities by three years. The maturity of a fully funded construction loan with Bickford was extended to July 2029. As of March 31, 2026, the principal amount outstanding on this construction loan was $14.7 million and the annual interest rate was 9.0%. Additionally, the maturity of a second mortgage note with Bickford was extended to April 2029. As of March 31, 2026, the principal amount outstanding on the second mortgage note was $11.7 million and the annual interest rate was 10.0%. The second mortgage note was not included on our condensed consolidated balance sheet as of March 31, 2026. Reference the “Bickford Construction Loan and Mortgage Notes” section in Note 4 of our condensed consolidated financial statements included in this Quarterly Report for additional information on this note.

Impairments and Credit Loss Reserves

In addition to inflation risk and the potential for increased interest rates, our tenants and borrowers experience periods of significant financial pressures and difficulties similar to those encountered by other healthcare operators. We believe the net carrying amounts of our real estate properties are recoverable and our mortgage and other notes receivable, net of credit loss reserves, are realizable and supported by the value of the underlying collateral as of March 31, 2026. However, it is possible that future events or circumstances could require us to make significant adjustments to our carrying amounts. Reference Notes 3 and 4 of our condensed consolidated financial statements included in this Quarterly Report.

During the three months ended March 31, 2026 and 2025, we did not recognize any impairment charges related to our long-lived assets. As of March 31, 2026, we had assets held for sale, net, of $3.6 million related to one property in our Real Estate Investments segment. During each of the three months ended March 31, 2026 and 2025, we recognized rental income of $0.2 million related to this property. In April 2026, we sold this property for $4.5 million in net cash consideration and recognized a gain of $0.9 million related to the sale.

Our mortgage and other notes receivable are stated net of credit loss reserves of $15.3 million on our condensed consolidated balance sheet as of March 31, 2026. Additionally, we have credit loss liabilities of $0.2 million related to the expected credit losses on the unfunded portion of our loan commitments outstanding as of March 31, 2026. We evaluate each of these estimates of credit loss reserves on a quarterly basis and make adjustments based on current circumstances as considered necessary.

Tenant Leases

Our tenant leases are typically structured as triple-net leases and relate to single-tenant properties having an initial lease term of 10 years to 15 years with one or more five-year extension options. As such, there may be reporting periods in which we experience few, if any, lease renewals or expirations. Most of our tenant leases contain annual rent escalators, which may be fixed or variable. Certain of our tenant leases provide for additional contingent rent based on a percentage of the tenant’s revenues in excess of a specified threshold as defined in the lease agreement. We recognize the contractual amounts of base rental income on a straight-line basis over the initial term of a lease, subject to a collectability assessment.

Tenant Concentrations
The following table provides information on the concentrations of our tenants, or affiliates of our tenants, which exceeded 10% of total revenues ($ in thousands):

	March 31, 2026		Three Months Ended March 31,
	Real	Mortgage	2026		2025
	Estate	and Other		% of		% of
	Properties[1]	Notes[2]	Revenues[3]	Total	Revenues[3]	Total
Senior Living Communities
LLC (“Senior Living”)	$633,053	$7,000	$14,262	12.4%	$13,727	15.4%
Bickford	427,237	15,929	10,858	9.4%	10,651	11.9%
NHC	133,770	—	11,892	10.3%	10,785	12.1%
Escrow funds received from tenants for
property operating expenses	—	—	2,804	2.4%	2,887	3.2%
Other	1,459,862	198,361	38,254	33.3%	37,307	41.8%
Total tenant concentrations	$2,653,922	$221,290	78,070	67.8%	75,357	84.4%
Resident fees and services[4]			37,060	32.2%	13,939	15.6%
Total revenues			$115,130	100.0%	$89,296	100.0%

1    Real estate properties have been stated at their gross carrying amounts. Total real estate properties, as presented in the table above, excludes $2.6 million related to our corporate office and equipment, $4.8 million related to one property in the Real Estate Investments segment that was classified as assets held for sale and $742.5 million related to the properties in our SHOP segment.
2    Mortgage and other notes receivable have been stated at their gross carrying amounts. Total mortgage and other notes receivable, as presented in the table above, excludes our total credit loss reserves of $15.3 million.
3    Revenues related to assets classified as held for sale are included in other revenues in the table above.
4    There are no concentrations in revenues from resident fees and services because the resident agreements at the senior housing communities in our SHOP segment are between us and the individual residents.

As of March 31, 2026 and December 31, 2025, our real estate properties in South Carolina represented 12.3% and 12.0% of our total real estate properties, net, on our condensed consolidated balance sheets. There were no other states where our geographical concentration in real estate properties was 10% or greater as of March 31, 2026 and December 31, 2025.

Senior Living Leases

As of March 31, 2026, we leased 11 SHOs with a combined total of 2,497 units to Senior Living. During the three months ended March 31, 2026 and 2025, we recognized straight-line rent revenue adjustments of $(0.4) million and $(0.2) million, respectively, related to our leases with Senior Living.

Bickford Leases

As of March 31, 2026, we leased 38 SHOs, including one property classified as assets held for sale, to Bickford under four master leases. In 2022, we began recognizing rental income from Bickford’s leases using the cash basis of accounting for revenue recognition based upon information we obtained from Bickford regarding its financial condition that raised substantial doubt about its ability to continue as a going concern.

Reference the “Bickford Lease and Loan Modifications” section in the “Recent Investments Activity” section above related to the Bickford master lease amendments executed in April 2026.

NHC Lease

As of March 31, 2026, we leased 32 SNFs and three ILFs to NHC, a publicly held company, under a triple-net master lease which expires in December 2026. As previously discussed, on April 21, 2026, we entered into a purchase and sale agreement with a wholly owned subsidiary of NHC to sell our entire portfolio of NHC properties. We anticipate the transaction will close in the third quarter of 2026. Reference the “NHC Leased Portfolio Disposition” section in Note 3 of our condensed consolidated financial statements included in this Quarterly Report for information on the sale of the NHC properties.

Cash Basis Tenants

During each of the three months ended March 31, 2026 and 2025, we had two tenants on the cash basis of accounting for revenue recognition.

A summary of lease payments received from cash basis tenants follows ($ in thousands):

	Three Months Ended
	March 31,
	2026	2025
Bickford	$10,205	$9,984
Other	1,515	1,480
Total lease payments from cash basis tenants	$11,720	$11,464

Tenant Purchase Options

Certain of our tenant leases contain a purchase option clause allowing the tenant to acquire the leased property at a fixed base price, a fixed base price plus a specified share in any appreciation of the property or a price based on a specified fixed minimum internal rate of return on our investment. As of March 31, 2026, tenants had purchase options on four of our properties, representing an aggregate net carrying value of $74.1 million, which have exercise dates ranging between 2026 and 2031. During each of the three months ended March 31, 2026 and 2025, rental income from these properties with tenant purchase options totaled $2.5 million.

Reference the “Second Quarter of 2026 Acquisitions and Dispositions” section in Note 3 of our condensed consolidated financial statements included in this Quarterly Report for information on the exercise of one of these tenant purchase options. As of March 31, 2026, we cannot reasonably estimate the probability that any of the remaining tenant purchase options will be exercised in the future. Consideration to be received from the exercise of any one or more of these remaining tenant purchase options is expected to exceed the net carrying amounts of the respective property at the time of sale.

Tenant Monitoring

The following table provides a summary of the average occupancy rates related to properties leased to Senior Living and Bickford for the periods indicated:

	Number of
	Properties	Q1 2026	Q4 2025	Q3 2025	Q2 2025	Q1 2025
Senior Living[1]	10	86.6%	84.9%	83.9%	83.9%	84.3%
Senior Living	11	86.6%	84.9%	83.9%	83.8%	84.2%
Bickford[2]	38	84.2%	83.9%	86.1%	85.2%	85.0%

1    The occupancy rates exclude a 251-unit CCRC acquired in October 2025.
2    The number of properties related to Bickford includes one property classified as assets held for sale as of March 31, 2026.

The following table provides a summary of the average occupancy rates related to properties in our SHOP segment for the periods indicated:

	Q1 2026	Q4 2025	Q3 2025	Q2 2025	Q1 2025
Number of properties at the end of the period	15	15	15	15	15
SHOP segment[1]	85.8%	86.4%	87.9%	89.1%	89.2%

Number of properties at the end of the period	35	26	22	15	15
Total SHOP segment	86.6%	86.9%	87.2%	89.1%	89.2%

1     The occupancy rates relate to the 15 real estate properties in the SHOP segment since January 1, 2025.

The operators of our properties in the Real Estate Investments segment report to us the results of their operations on a periodic basis, which we in turn subject to further analysis as a means of monitoring potential credit risks within our portfolio. We have identified EBITDARM, which is calculated as earnings before interest, taxes, depreciation, amortization, rent and management fees, as a primary performance measure for our tenants based on the operating results they have reported to us. We believe EBITDARM is useful in our most fundamental analyses, as it is a property-level measure of an operator’s success, by eliminating the effects of the operator’s method of acquiring the use of its assets (interest and rent), its non-cash expenses (depreciation and amortization) and expenses that are dependent on its level of success (income taxes), and also excluding the effect of the operator’s payment of its management fees, as typically those fees are contractually subordinate to our lease payments. For operators of our EFCs, our calculation of EBITDARM includes other cash flow adjustments typical of the industry which may include, but are not limited to, net cash flows from entrance fees, amortization of deferred entrance fees, adjustments for tenant rent obligations and management fee true-ups. The eliminations and adjustments reflect covenants in our tenant leases and provide a comparable basis for assessing our various relationships.

We believe that EBITDARM is a useful way to analyze the cash potential of a group of assets. From EBITDARM, we calculate a coverage ratio (EBITDARM / cash rent) measuring the ability of the operator to meet its monthly obligations. In addition to EBITDARM and the coverage ratio, we rely on a careful balance sheet analysis and other analytical procedures to help us identify potential areas of concern relative to our operators’ ability to generate sufficient liquidity to meet their obligations, including their obligations to continue to pay the amounts due to us. Typical among our operators is a varying lag in reporting to us the results of their operations. Across our portfolio, however, our operators report their operating results, typically within either 30 days or 45 days and at the latest, within 90 days of month end. For computational purposes, we exclude mortgage and other notes receivable and development and lease-up properties that have been in operation less than 24 months. For stabilized acquisitions in our portfolio less than 24 months and renewing leases with changes in scheduled rent, we include pro forma cash rent.

The following tables provides a summary of our portfolio coverage and occupancy ratios related to our Real Estate Investments segment by property type on a trailing 12-month basis as of December 31, 2025 and 2024, the most recent periods available, excluding mortgage and other notes receivable and development and lease-up properties operating less than 24 months. The tables include pro forma cash inflows from lease payments related to acquired properties that have stabilized operations and that have been in the portfolio less than 24 months.

	Senior		Medical
Ratios by property type:	Housing	SNF	Non-SNF	Total
Number of properties	107	68	1	176
Q4 2025 coverage	1.61x	3.41x	2.57x	2.23x
Q4 2025 occupancy	86.7%	82.5%	76.9%	85.0%
Q4 2024 coverage	1.49x	3.07x	2.83x	2.05x
Q4 2024 occupancy	86.0%	83.1%	77.6%	84.6%

				Discretionary
		Need-Driven		(Excluding		Medical
	Need-	(Excluding		Senior		(Excluding
Ratios by property class:	Driven	Bickford)	Discretionary	Living)	Medical	NHC)
Number of properties	93	55	14	4	69	34
Q4 2025 coverage	1.49x	1.38x	1.78x	2.27x	3.37x	2.53x
Q4 2025 occupancy	86.6%	87.5%	86.9%	91.3%	82.4%	79.4%
Q4 2024 coverage	1.39x	1.21x	1.64x	1.81x	3.06x	2.22x
Q4 2024 occupancy	86.0%	85.9%	86.0%	90.7%	83.1%	76.6%

	Senior
Ratios by customer:	Living	Bickford[1]	NHC[2]
Number of properties	11	38	35
Q4 2025 coverage	1.58x	1.69x	4.47x
Q4 2025 occupancy	84.2%	85.1%	89.6%
Q4 2024 coverage	1.55x	1.69x	4.11x
Q4 2024 occupancy	83.2%	86.2%	88.6%

1    Bickford’s coverage ratio on a pro forma basis, which includes the impact of the April 2024 base rent increase, was 1.66x for the trailing 12 months ended December 31, 2024. Bickford’s coverage ratios on a pro forma basis, which includes the impact of the April 2026 base rent increase, were 1.55x and 1.50x for the trailing 12 months ended December 31, 2025 and 2024, respectively.
2    NHC’s coverage ratios have been reported in the table above at a consolidated level for NHC. The occupancy ratios for SNFs have been reported in the table above using data available in NHC’s public filings with the SEC.

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

Results of Operations

A summary of our operating results follows ($ in thousands):

	Three Months Ended
	March 31,		Variance
	2026	2025	$	%
Revenues
Rental income:
Acquisitions	$4,674	$647	$4,027	NM
Transitioned properties	—	2,136	(2,136)	(100.0)%
Dispositions and assets held for sale	206	308	(102)	(33.1)%
All other tenant leases	65,468	62,203	3,265	5.2%
Total cash rental income	70,348	65,294	5,054	7.7%
Straight-line rent revenue adjustments	723	1,410	(687)	(48.7)%
Escrow funds received from tenants for
property operating expenses	2,804	2,887	(83)	(2.9)%
Amortization of lease incentives	(725)	(725)	—	—%
Total rental income	73,150	68,866	4,284	6.2%
Resident fees and services	37,060	13,939	23,121	NM
Interest income from mortgage and other notes receivable	4,917	6,449	(1,532)	(23.8)%
Other income	3	42	(39)	(92.9)%
Total revenues	115,130	89,296	25,834	28.9%
Expenses:
Depreciation and amortization:
Acquisitions	4,280	323	3,957	NM
All other assets	19,411	18,834	577	3.1%
Total depreciation and amortization	23,691	19,157	4,534	23.7%
Interest expense	15,040	14,337	703	4.9%
Senior housing operating expenses	28,169	10,853	17,316	NM
Legal expense	305	1,426	(1,121)	(78.6)%
Franchise, excise and other taxes	215	269	(54)	(20.1)%
General and administrative expenses	7,851	6,829	1,022	15.0%
Proxy contest and related expenses	—	264	(264)	(100.0)%
Taxes and insurance on leased properties	2,804	2,887	(83)	(2.9)%
Loan and realty gains, net	(50)	(14)	(36)	NM
Total expenses	78,025	56,008	22,017	39.3%
Gains on dispositions of real estate properties, net	2,612	114	2,498	NM
Gains from equity method investment	—	415	(415)	(100.0)%
Other non-operating income	35	—	35	NM
Net income	39,752	33,817	5,935	17.6%
Add: Net loss attributable to noncontrolling interests	350	348	2	0.6%
Net income attributable to stockholders	40,102	34,165	5,937	17.4%
Less: Net income allocated to participating securities	(78)	(52)	(26)	50.0%
Net income attributable to common stockholders	$40,024	$34,113	$5,911	17.3%

NM - Not meaningful

Financial highlights for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, were as follows:

•Rental income increased $4.3 million, or 6.2%, primarily due to $4.0 million of increased rental income from real estate properties in our Real Estate Investments segment that were acquired since January 1, 2025, partially offset by $2.1 million of rental income in the prior year period related to seven properties transitioned into the SHOP segment on August 1, 2025 from the Real Estate Investments segment.
•Resident fees and services, less senior housing operating expenses, increased $5.8 million, consisting of a $2.9 million increase related to the transitioned properties discussed above and a $3.0 million increase due to acquisitions in our SHOP segment since January 1, 2025.
•Interest income from mortgage and other notes receivable decreased $1.5 million, or 23.8%, primarily due to a net reduction in the principal amounts of mortgage and other notes receivable outstanding in the current period compared to the prior year period.
•Depreciation and amortization increased $4.5 million, or 23.7%, which primarily related to the $4.0 million increase as a result of acquisitions since January 1, 2025.
•Interest expense increased $0.7 million, or 4.9%, primarily due to interest expense associated with our 2033 Senior Notes, which were issued in September 2025, partially offset by a decrease in the amounts outstanding under our revolving credit facility and bank term loan in the current period compared to the prior year period.
•Legal expense decreased $1.1 million, or 78.6%. Legal expense for the three months ended March 31, 2025 included $1.2 million of costs related to a large SHOP transaction that did not materialize.
•General and administrative expenses increased $1.0 million, or 15.0%, primarily due to higher compensation costs.
•Proxy contest and related expenses of $0.3 million for the three months ended March 31, 2025 consisted of proxy advisory costs related to our response to a proxy campaign associated with our 2025 annual meeting of stockholders.
•Gains on dispositions of real estate properties, net, of $2.6 million for the three months ended March 31, 2026 primarily related to the sale of a SLC located in Michigan. This property was part of our Real Estate Investments segment.
•Gains from equity method investment of $0.4 million for the three months ended March 31, 2025 related to cash distributions received from this investment with no comparable amount in the current period.

Liquidity and Capital Resources

As of March 31, 2026, we had $391.0 million available to draw on our $700.0 million revolving credit facility (the “Credit Facility”), $24.9 million in unrestricted cash and cash equivalents, the ability to access $44.2 million of undrawn net proceeds through at-the-market (“ATM”) forward equity sales agreements and the ability to access $500.0 million through the issuance of common stock under our ATM equity program. In addition, we maintain an effective automatic shelf registration statement through which capital could be raised through the issuance of additional debt or equity securities.

Sources and Uses of Funds

Our primary sources of cash include lease payments from tenants, receipts from residents, principal and interest payments on mortgage and other notes receivable, proceeds from dispositions of real estate properties, net proceeds from offerings of debt and equity securities and borrowings from our Credit Facility. Our primary uses of cash include principal and interest payments on our debt, investments in new and existing real estate properties, mortgages and other notes, dividend distributions to our stockholders, operating expenses of our SHOP segment and general corporate overhead expenses.

A summary of our sources and uses of cash, cash equivalents and restricted cash follows ($ in thousands):

	Three Months Ended
	March 31,		Variances
	2026	2025	$	%
Cash, cash equivalents and restricted cash
at the beginning of the period	$19,624	$26,502	$(6,878)	(26.0)%
Net cash provided by operating activities	53,440	46,478	6,962	15.0%
Net cash used in investing activities	(103,886)	(75,469)	(28,417)	37.7%
Net cash provided by financing activities	55,770	139,766	(83,996)	(60.1)%
Cash, cash equivalents and restricted cash
at the end of the period	$24,948	$137,277	$(112,329)	(81.8)%

Operating Activities – Net cash provided by operating activities for the three months ended March 31, 2026 included the impact of new tenant leases from acquisitions completed since January 1, 2025, our SHOP segment operations and acquisitions, increased rental income due to rent escalators and interest payments on new loan investments completed since January 1, 2025.

Investing Activities – Net cash used in investing activities for the three months ended March 31, 2026 was comprised primarily of $114.4 million of investments in new real estate properties, development projects at existing properties, mortgages and other notes, partially offset by proceeds from the sale of a property in our Real Estate Investments segment and principal amounts received on mortgage and other notes receivable during the period.

Financing Activities – Net cash provided by financing activities for the three months ended March 31, 2026 included an $11.0 million decrease in the net borrowings on our Credit Facility compared to the prior year period. In addition, we had $65.5 million in net proceeds from the issuance of common shares in the prior year period with no comparable amount in the current period.

Debt Obligations

As of March 31, 2026, we had $1.3 billion of outstanding indebtedness. Reference “Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report for information on the impact of interest rate risk on our business.

Revolving Credit Facility and Bank Term Loan - We have a $700.0 million Credit Facility which matures in October 2028 and may be extended by us pursuant to (i) one or both of the six-month extension options or (ii) one 12-month extension option. We most recently amended the Credit Facility in October 2025 to remove the 0.10% credit spread adjustment applicable to the Secured Overnight Financing Rate (“SOFR”) interest rates. Borrowings under the Credit Facility bear interest, at our election, at one of the following: (a) Term SOFR plus a margin ranging from 0.725% to 1.400%; (b) Daily SOFR plus a margin ranging from 0.725% to 1.400%; or (c) the base rate plus a margin ranging from 0.000% to 0.400%. In each election, the actual margin is determined according to our credit ratings. The base rate means, for any day, a fluctuating rate per annum equal to the highest of (x) the agent’s prime rate, (y) the federal funds rate on such day plus 0.50% or (z) the adjusted Term SOFR for a one-month tenor in effect on such day plus 1.00%. In addition, the Credit Facility requires a facility fee equal to 0.125% to 0.300%, based on our credit rating on the $700.0 million committed capacity, without regard to usage.

As of March 31, 2026, we had $391.0 million available to draw on the Credit Facility, subject to usual and customary covenants. Among other stipulations, our Credit Facility requires that we maintain certain financial ratios within limits set by our creditors. As of March 31, 2026, we were in compliance with these covenants.

We have a $200.0 million unsecured bank term loan (the “Bank Term Loan”), which was most recently amended in October 2025 to remove the 0.10% credit spread adjustment applicable to the SOFR interest rates. The Bank Term Loan bears interest at a variable rate, which is SOFR-based with a margin determined according to our credit ratings, and matures in June 2026. As of March 31, 2026, we had $125.0 million of principal amount outstanding on the Bank Term Loan.

Pinnacle Bank is a participating member of our banking group. A member of our board of directors is also the chief banking officer and vice chairman of the board of directors of Pinnacle Financial Partners, Inc., the holding company for Pinnacle Bank. Our corporate banking transactions are conducted primarily through Pinnacle Bank.

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

2031 Senior Notes - In January 2021, we issued $400.0 million in aggregate principal amount of 3.00% unsecured senior notes that mature in February 2031 (the “2031 Senior Notes”). The 2031 Senior Notes were sold at an issue price of 99.196% of face value, before the underwriters’ discount. Interest on the 2031 Senior Notes is due semi-annually. The 2031 Senior Notes are subject to affirmative and negative covenants, including financial covenants. As of March 31, 2026, we were in compliance with these covenants.

2033 Senior Notes - In September 2025, we issued $350.0 million in aggregate principal amount of 5.35% unsecured senior notes that mature in February 2033 (the “2033 Senior Notes”). The 2033 Senior Notes were sold at an issue price of 98.903% of face value, before the underwriters’ discount. Interest on the 2033 Senior Notes began accruing in February 2026 and is due semi-annually. The 2033 Senior Notes are subject to affirmative and negative covenants, including financial covenants. As of March 31, 2026, we were in compliance with these covenants.

Private Placement Notes - As of March 31, 2026, we had $100.0 million of principal amounts outstanding on our private placement notes which bear interest at 4.51% and mature in January 2027.

Debt Maturities - Reference Note 8 of our condensed consolidated financial statements included in this Quarterly Report.

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

Debt Metrics - We believe that our fixed charge coverage ratio, which is the ratio of Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, excluding impairments of real estate properties and gains on dispositions of real estate properties) to fixed charges (interest expense at contractual rates, net of capitalized interest and principal payments on debt), and the ratio of consolidated net debt (debt less cash and cash equivalents) to Adjusted EBITDA are meaningful measures of our ability to service our debt. We use these two measures as a useful basis to compare the strength of our consolidated balance sheet with those of our peer group. We also believe our consolidated balance sheet gives us a competitive advantage when accessing debt markets.

Our fixed charge coverage ratio was 5.4x for the three months ended March 31, 2026. Reference the “Adjusted EBITDA” section in the “Non-GAAP Financial Measures” section below for a table showing the fixed charge coverage ratio calculation. Giving effect to significant acquisitions, financing arrangements, dispositions and note payoffs on an annualized basis, our consolidated net debt to annualized Adjusted EBITDA ratio for the three months ended March 31, 2026 was as follows ($ in thousands):

Consolidated Total Debt	$1,269,668
Less: Cash and cash equivalents	(24,948)
Consolidated Net Debt	$1,244,720

Adjusted EBITDA	$76,036
Annualized adjustment	228,108
Annualized impact of recent investments, dispositions and note payoffs	3,458
Annualized Adjusted EBITDA	$307,602

Consolidated Net Debt to Annualized Adjusted EBITDA	4.0x

Supplemental Guarantor Financial Information

The principal amounts outstanding on each of our debt instruments as of March 31, 2026 were fully and unconditionally guaranteed on a senior unsecured basis by each of our subsidiaries, except for certain excluded subsidiaries (the “Guarantors”). The Guarantors are either owned or controlled by, or are affiliates of, us.

The following tables present summarized financial information as of March 31, 2026 and for the three months ended March 31, 2026 for NHI and the Guarantors on a combined basis after eliminating (i) intercompany transactions and balances among the Guarantors and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor ($ in thousands):

Real estate properties, net	$2,211,789
Other assets, net	315,419
Note receivable due from a non-guarantor subsidiary	81,519
Total assets	$2,608,727

Debt, net	$1,269,668
Other liabilities	84,822
Total liabilities	$1,354,490

Redeemable noncontrolling interest	$9,922
Noncontrolling interests	1,226

Revenues	$103,841
Interest income on a note receivable due from a non-guarantor subsidiary	1,477
Expenses	68,804
Gains on dispositions of real estate properties, net	2,612
Other non-operating income	26
Net income	$39,152
Net income attributable to NHI and the subsidiary guarantors	$39,503

Equity and Dividends

As of March 31, 2026, we had 48,459,369 shares of common stock outstanding with a market value of $3.9 billion. Total equity on our condensed consolidated balance sheet included in this Quarterly Report was $1.5 billion as of March 31, 2026.

Shelf Registration Statement - In March 2026, we renewed our automatic shelf registration statement, on file with the SEC, which allows us to offer and sell to the public an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units at prices and on terms to be announced when and if such securities are offered. The details of any future offerings, along with the use of proceeds from any securities offered, will be described in a prospectus supplement, or other offering materials, at the time of the offering.

ATM Equity Program - We maintain an ATM equity program which allows us to sell our common stock directly into the market. This program is governed by an ATM equity sales agreement which includes a forward sales provision that allows us to sell shares of our common stock to forward purchasers at a predetermined price at a future date. Concurrently with the renewal of our shelf registration statement, we entered into a new equity distribution agreement whereby we can sell up to $500.0 million in common stock under our ATM equity program.

During the three months ended March 31, 2026, we did not enter into any new ATM forward equity sales agreements or settle any of our outstanding ATM forward equity sales agreements. As of March 31, 2026, we had the ability to access 0.6 million shares of our common stock at a weighted average price of $68.81 per share, net of sales agent fees, under remaining active ATM forward equity sales agreements which mature in the second quarter of 2026 and represent $44.2 million of undrawn net proceeds.

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

Dividends - Our board of directors approves a quarterly dividend which is reflective of expected taxable income on a recurring basis. Taxable income is determined in accordance with the Internal Revenue Code and differs from net income for financial statement reporting purposes that has been determined in accordance with U.S. generally accepted accounting principles (“GAAP”). Our board of directors has historically directed us towards maintaining a strong consolidated balance sheet. Therefore, we consider the competing interests of short-term and long-term debt interest rates, maturities and other terms versus the higher cost of new equity, and we accept some level of risk associated with leveraging our investments. We intend to continue to make new investments that meet our underwriting criteria and where the credit spread over our costs of equity and debt capital on a leverage-neutral basis will generate sufficient returns to our stockholders. We do not expect to utilize borrowings to satisfy the payment of dividends and project that our cash flows from operations will be adequate to fund dividends at the current rate.

We intend to comply with REIT dividend requirements that require us to distribute at least 90% of our annual taxable income for the year ended December 31, 2026 and thereafter. Historically, we have distributed at least 100% of our annual taxable income. Dividends declared for the fourth quarter of each fiscal year that are paid by the end of the following January are treated for federal income tax purposes, with some exceptions, as having been paid in the fiscal year just ended as provided in Section 857(b)(9) of the Internal Revenue Code. To the extent a portion, or all of such dividend, exceeds our current year earnings and profits, the excess is treated as having been received in the year paid for federal income tax purposes.

The following table summarizes dividends declared by our board of directors or paid by us for the periods indicated:

Date	Date	Date Paid	Quarterly Dividend
Declared	of Record	or Payable	Per Share
May 2, 2025	June 30, 2025	August 1, 2025	$0.90
August 5, 2025	September 30, 2025	October 31, 2025	$0.92
November 5, 2025	December 31, 2025	January 30, 2026	$0.92
February 17, 2026	March 31, 2026	May 1, 2026	$0.92

On May 1 , 2026, our board of directors declared a $0.92 per share dividend payable on August 7, 2026 to common stockholders of record as of June 30, 2026.

Material Cash Requirements

As of April 30, 2026, we had $33.5 million of cash and cash equivalents and $247.0 million of availability under our Credit Facility. Our expected material cash requirements for the 12-months ending March 31, 2027 and thereafter consist of long-term debt maturities, interest payments on our debt and other contractually obligated expenditures. We expect to meet our short-term liquidity needs largely through cash generated from operations, borrowings under our Credit Facility, settlements of ATM forward equity sales agreements and proceeds from dispositions of real estate properties, although we may choose to seek alternative sources of liquidity. Should we have additional liquidity needs, we believe that we could access long-term financing in the debt and equity capital markets.

We believe our current liquidity position, supplemented by our ability to generate positive cash flows from operations in the future, and our low net leverage will be sufficient to meet all of our short-term and long-term financial commitments.

Contractual Obligations and Contingent Liabilities

A summary of our contractual obligations as of March 31, 2026 follows ($ in thousands):

		Less than	One Year	Three Years	More than
	Total	One Year	to Three Years	to Five Years	Five Years
Debt, including interest[1]	$1,511,995	$276,974	$396,135	$457,989	$380,897
Loan commitments	32,354	31,154	1,200	—	—
Development commitments	9,716	—	9,716	—	—
Total contractual obligations	$1,554,065	$308,128	$407,051	$457,989	$380,897

1 Interest was calculated based on the weighted average interest rate applied to the principal amounts outstanding of our debt as of March 31, 2026. The calculation also includes a facility fee of 0.25% on the Credit Facility.

A summary of our outstanding loan commitments as of March 31, 2026 follows ($ in thousands):

	Type of	Type of	Total
	Property	Commitment	Commitments	Funded	Remaining
Carriage Crossing Senior Living
Bloomington[1]	SHO	Mortgage	$2,000	$(800)	$1,200
Encore Senior Living	SHO	Construction Loan	56,525	(41,294)	15,231
Mainstay Healthcare	SHO	Revolving Credit	350	(350)	—
Senior Living	SHO	Revolving Credit	16,500	(7,000)	9,500
Senior Living Hospitality Group	SHO	Working Capital	5,000	(3,726)	1,274
The Sanders Trust, LLC	HOSP	Construction Loan	27,720	(27,571)	149
Timber Ridge OpCo	SHO	Working Capital	5,000	—	5,000
Total loan commitments			$113,095	$(80,741)	$32,354

1     Funding is contingent upon the operating performance of the respective facility.

As of March 31, 2026, the total credit loss liabilities established for our unfunded loan commitments were $0.2 million. We estimate the amounts we expect to fund using the same methodology as the one applied to provide for credit loss reserves on our mortgages and other notes receivable.

A summary of our outstanding development commitments as of March 31, 2026 follows ($ in thousands):

	Type of	Type of	Total
	Property	Commitment	Commitments	Funded	Remaining
Bickford	SHO	Renovation	$8,000	$(5,293)	$2,707
Juniper Communities, LLC	SHO	Renovation	750	—	750
Mainstay Healthcare	SHO	Renovation	250	(146)	104
Senior Living	SHO	Renovation	10,000	(6,889)	3,111
Spring Arbor	SHO	Renovation	3,000	—	3,000
William James Group, LLC	SHO	Renovation	600	(556)	44
Total development commitments			$22,600	$(12,884)	$9,716

A summary of our outstanding contingency commitments as of March 31, 2026 follows ($ in thousands):

	Type of	Total
	Contingency	Commitments	Funded	Remaining
Compass Senior Living	Acquisition consideration	$2,750	$—	$2,750
IntegraCare	Lease inducement	750	—	750
Navion Senior Solutions	Lease inducement	4,850	(2,700)	2,150
Spring Arbor	Lease inducement	10,000	—	10,000
Total contingency commitments		$18,350	$(2,700)	$15,650

Litigation

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

Funds From Operations - FFO

Our FFO per diluted share for the three months ended March 31, 2026 increased $0.09 per share, or 7.9%, as compared to the three months ended March 31, 2025 primarily due to new investments completed since January 1, 2025, partially offset by dispositions of real estate properties since January 1, 2025. FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and applied by us, is calculated using the two-class method with net income allocated to common stockholders and holders of participating securities by applying the respective weighted-average shares outstanding during each period. The calculation of FFO begins with net income attributable to common stockholders (computed in accordance with GAAP) and excludes gains on dispositions of real estate properties, impairments of real estate properties, and real estate depreciation and amortization after adjusting for unconsolidated partnerships and joint ventures, if any. FFO per diluted share attributable to common stockholders assumes the exercise of stock options and other potentially dilutive securities.

Our Normalized FFO per diluted share for the three months ended March 31, 2026 increased $0.08 per share, or 7.0%, as compared to the three months ended March 31, 2025. Normalized FFO excludes from FFO certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to including, impairments of non-real estate assets, gains or losses attributable to acquisitions and dispositions of non-real estate assets and liabilities, and recoveries of previous write-downs.

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

Funds Available for Distribution - FAD

Our Normalized FAD for the three months ended March 31, 2026 increased $6.5 million, or 11.6%, as compared to the three months ended March 31, 2025. In addition to the adjustments made to net income attributable to common stockholders that are included in the calculation of Normalized FFO, Normalized FAD excludes the impact of straight-line rent revenue adjustments, amortization of debt issuance costs and discounts. We also adjust Normalized FAD for the net change in our credit loss reserves, non-cash share-based compensation expense, SHOP capital expenditures, as well as certain non-cash items related to our equity method investment, such as straight-line lease expense and amortization of purchase accounting adjustments. Normalized FAD for the three months ended March 31, 2025 included an adjustment for transaction costs incurred related to a large SHOP transaction that did not materialize. Normalized FAD for the three months ended March 31, 2026 had no equivalent costs.

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

The following table reconciles our net income attributable to common stockholders, the most directly comparable GAAP financial measure, to NAREIT FFO, Normalized FFO and Normalized FAD and provides supplemental information on basic and diluted earnings per share using these metrics ($ in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2026	2025
Net income attributable to common stockholders	$40,024	$34,113
Elimination of certain non-cash items in net income:
Real estate depreciation and amortization	22,832	18,764
Real estate depreciation related to noncontrolling interests	(402)	(413)
Gains on dispositions of real estate properties, net	(2,612)	(114)
Allocations to participating securities	(20)	—
NAREIT FFO attributable to common stockholders	59,822	52,350
Proxy contest and related expenses	—	264
Normalized FFO attributable to common stockholders	59,822	52,614
Straight-line rent revenue adjustments	(723)	(1,410)
Straight-line rent revenue adjustments related
to noncontrolling interests	(23)	(12)
Amortization of lease incentives	725	725
Amortization of lease incentives related to noncontrolling interests	(127)	(127)
Non-real estate depreciation	859	393
Non-real estate depreciation related to noncontrolling interests	(74)	(55)
Amortization of debt issuance costs	644	894
Amortization of debt discounts	210	80
Adjustments related to equity method investment, net	(399)	(265)
Gains from equity method investment	—	(415)
Equity method investment capital expenditures	(76)	(125)
SHOP recurring capital expenditures	(719)	(362)
SHOP recurring capital expenditures related to
noncontrolling interests	39	48
Equity method investment non-refundable fees received	127	310
Credit loss (benefit) expense	(50)	(14)
Non-cash share-based compensation expense	2,240	2,558
Transaction costs	—	1,164
Allocations to participating securities	(4)	—
Normalized FAD attributable to common stockholders	$62,471	$56,001

Basic:
Weighted average common shares outstanding	48,323,945	45,720,496
NAREIT FFO attributable to common stockholders per share	$1.24	$1.15
Normalized FFO attributable to common stockholders per share	$1.24	$1.15

Diluted:
Weighted average common shares outstanding	48,547,893	45,878,528
NAREIT FFO attributable to common stockholders per share	$1.23	$1.14
Normalized FFO attributable to common stockholders per share	$1.23	$1.15

Adjusted EBITDA

We consider Adjusted EBITDA to be an important supplemental financial measure because it provides information which we use to evaluate our performance and serves as an indication of our ability to service debt. We define Adjusted EBITDA as consolidated earnings before interest, taxes, depreciation and amortization, excluding impairments of real estate properties and gains on dispositions and certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing Adjusted EBITDA for the current period to similar prior periods. These items include, but are not limited to, impairments of non-real estate assets, gains or losses on disposition of assets and liabilities, and recoveries of previous write-downs on mortgages and other notes. Adjusted EBITDA also includes our proportionate share of an unconsolidated equity method investment presented on a similar basis. Since others may not use our definition of Adjusted EBITDA, caution should be exercised when comparing our Adjusted EBITDA to that of other companies. Adjusted EBITDA reflects GAAP interest expense, which excludes amounts capitalized during the period.

The following table reconciles our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA ($ in thousands):

	Three Months Ended
	March 31,
	2026	2025
Net income	$39,752	$33,817
Depreciation and amortization	23,691	19,157
Interest expense	15,040	14,337
Franchise, excise and other taxes	215	269
Credit loss (benefit) expense	(50)	(14)
Gains on dispositions of real estate properties, net	(2,612)	(114)
Write-offs of transaction costs	—	608
Adjusted EBITDA	$76,036	$68,060

Fixed charges:
Interest expense at contractual rates	$14,186	$13,359
Principal payments on debt, excluding
balloon payments	—	112
Total fixed charges	$14,186	$13,471

Fixed charge coverage ratio	5.4x	5.1x

Net Operating Income

NOI is a non-GAAP supplemental financial measure used to evaluate the operating performance of real estate assets. We define NOI as total revenues, less tenant reimbursements and property operating expenses. We believe NOI provides investors relevant and useful information as it measures the operating performance of real estate assets at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations to our segments and to assess the property level performance of our investment portfolios.

The following table reconciles our net income, the most directly comparable GAAP financial measure, to NOI ($ in thousands):

	Three Months Ended
	March 31,
	2026	2025
Net income	$39,752	$33,817
Depreciation and amortization	23,691	19,157
Interest expense	15,040	14,337
Legal expense	305	1,426
Franchise, excise and other taxes	215	269
General and administrative expenses	7,851	6,829
Proxy contest and related expenses	—	264
Loan and realty gains, net	(50)	(14)
Gains on dispositions of real estate properties, net	(2,612)	(114)
Gains from equity method investment	—	(415)
Other non-operating income	(35)	—
NOI	$84,157	$75,556

The following table provides a summary of our NOI by segment ($ in thousands):

	Three Months Ended
	March 31,
	2026	2025
Real Estate Investments segment	$75,266	$72,470
SHOP segment	8,891	3,086
Total NOI	$84,157	$75,556

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to risks related to fluctuations in market interest rates that affect our indebtedness and our mortgage and other notes receivable. As of March 31, 2026, we had $434.0 million of principal amounts outstanding on indebtedness and $391.0 million of availability under our Credit Facility that are subject to variable interest rates.

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

Interest rate fluctuations generally will not affect our future results of operations or cash flows associated with our fixed rate debt, mortgages and other notes unless these financial instruments mature or are otherwise terminated and we are seeking new borrowings or to refinance these borrowings. However, interest rate fluctuations will affect the fair values of our fixed rate financial instruments from period to period. Conversely, changes in interest rates related to our variable rate debt, mortgages and other notes will impact our future results of operations and cash flows, but will not significantly affect the fair values of those financial instruments from period to period. Assuming a 50 basis point (“bps”) increase or decrease in the interest rates on the principal amounts outstanding on our variable rate debt as of March 31, 2026 and assuming the amounts outstanding did not change during the period, interest expense would increase or decrease annually by approximately $2.2 million.

The following table provides a summary of the interest rates on our debt ($ in thousands):

	March 31, 2026			December 31, 2025
	Principal	% of		Principal	% of
	Amounts	Total	Interest	Amounts	Total	Interest
	Outstanding	Debt	Rate	Outstanding	Debt	Rate
Fixed rate debt:
2031 Senior Notes - unsecured	$400,000	31.2%	3.00%	$400,000	33.9%	3.00%
2033 Senior Notes - unsecured	350,000	27.3%	5.35%	350,000	29.7%	5.35%
Private placement notes - unsecured	100,000	7.8%	4.51%	100,000	8.5%	4.51%
Variable rate debt:
Revolving credit facility - unsecured	309,000	24.0%	4.73%	204,000	17.3%	4.71%
Bank term loan - unsecured	125,000	9.7%	4.93%	125,000	10.6%	4.91%
Total principal amount of debt outstanding	$1,284,000	100.0%	4.36%	$1,179,000	100.0%	4.32%

The following table provides a summary of the sensitivity of our fixed rate debt as of March 31, 2026 to changes in market interest rates ($ in thousands):

	Principal		Fair Values
	Amounts	Fair	After 50 bps	After 50 bps
	Outstanding	Values	Decrease	Increase
2031 Senior Notes	$400,000	$349,361	$357,197	$341,321
2033 Senior Notes	350,000	347,640	356,873	336,562
Private placement notes	100,000	98,687	99,090	98,286

Substantially all of our investments in mortgages and other notes are negotiated at fixed interest rates. As of March 31, 2026, the principal amounts outstanding on these investments totaled $221.3 million and the estimated fair values, discounted for the change in the risk-free interest rate, totaled $203.4 million. A 50 bps increase in market interest rates as of March 31, 2026 would decrease the total estimated fair values of our mortgages and other notes by approximately $8.6 million and a 50 bps decrease in market interest rates would increase the estimated fair values of our mortgages and other notes by approximately $1.7 million.

Inflation Risk

Our tenant leases generally provide for annual escalators in contractual rent due to us based on a fixed rate of increase or a variable index, such as the consumer price index (“CPI”). Our tenant leases which are subject to an annual rent escalator based on CPI may also contain a minimum or maximum cap on the annual increase. Substantially all of our leases include a provision that requires the tenant to pay the operating expenses of the respective property, whether paid directly by the tenant or reimbursed to us. We believe that inflationary increases experienced by us will be at least partially offset by the contractual rent increases and operating expense reimbursements described above.

In addition, inflation, both real and anticipated, as well as any resulting government policies have affected, and could continue to adversely affect, the costs of labor, goods and services experienced by our managers in the SHOP segment. In periods of inflation, the increases in operating costs experienced by our operators could exceed the corresponding increases in revenues which may adversely affect our operators’ and borrowers’ ability to make rent and loan payments to us under the terms of the agreements. Additionally, our financial condition and results of operations may be adversely affected by any shortfall experienced by our operators during periods of inflation.

Item 4. Controls and Procedures

Evaluation of Disclosure Control and Procedures

As of March 31, 2026, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) to ensure information required to be disclosed in our filings is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2026.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in “Part I, Item 1A, Risk Factors” in our Annual Report, except as noted below.

Failure to complete the pending sale of the NHC properties could have an adverse effect on our business.
The consummation of the sale of our entire portfolio of real estate properties leased to NHC is subject to the satisfaction or waiver of a number of conditions, including, but not limited to, the expiration or termination of the applicable waiting period and any extensions thereof under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. There can be no assurance that the conditions to closing will be satisfied or waived in a timely manner or at all. If any of the conditions to closing are not satisfied or waived, the sale may not be consummated or may be delayed. In the event the sale is not completed, we will have incurred significant transaction costs, including legal, accounting and advisory fees, without realizing the anticipated benefits of the sale. A failure to consummate the sale could also result in negative perceptions among tenants, operators, investors and other market participants, which could adversely affect the trading price of our common stock.

The market price of our common stock may decline as a result of the sale of the NHC properties.

The announcement and pendency of the sale of the NHC properties may cause disruptions to our business and operations. The sale, if consummated, will result in the disposition of a significant portion of our investment portfolio, which could adversely affect our financial condition, results of operations and ability to make distributions to our stockholders. Moreover, the market price of our common stock may fluctuate significantly in response to market perceptions regarding the sale, including perceptions regarding the likelihood of completion, the terms of the sale and the impact on our business going forward. There can be no assurance that the market price of our common stock will not decline as a result of the announcement, pendency or consummation of the sale.

We may not be able to successfully redeploy the net proceeds from the sale of the NHC properties in a manner that generates comparable returns.

Our ability to effectively redeploy the proceeds received in the sale of the NHC properties will depend on a number of factors, including the availability of suitable investment opportunities, prevailing market conditions, competition from other investors and our cost of capital at the time of reinvestment. There can be no assurance that we will be able to identify and acquire assets or make investments that generate returns comparable to the returns generated by the properties being sold, which may impact our results of operations.

Item 5. Other Information

None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2026.

Item 6. Exhibits

Exhibit
Number	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form S-3 Registration Statement No. 333-192322)

3.2	Articles of Amendment to Articles of Incorporation, dated as of June 8, 1994, (incorporated by reference to Exhibit 3.2 to Form S-3 Registration Statement No. 333-194653)

3.3	Amendment to Articles of Incorporation, dated May 1, 2009 (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed March 23, 2009)

3.4	Amendment to Articles of Incorporation approved by stockholders on May 2, 2014 (incorporated by reference to Exhibit 3.3 to the Form 10-Q filed August 4, 2014)

3.5	Amendment to Articles of Incorporation approved by stockholders on May 6, 2020 (incorporated by reference to Exhibit 3.6 to the Form 10-Q filed August 10, 2020)

3.6	Amendment to Articles of Incorporation approved by stockholders on May 21, 2025 (incorporated by reference to Exhibit 3.6 to the Form 10-Q filed August 6, 2025)

3.7	Amended and Restated Bylaws as approved February 17, 2023, as amended April 27, 2023 (incorporated by reference to Exhibit 3.5 to the Form 10-Q filed May 9, 2023)

10.1
Purchase and Sale Agreement, dated as of April 21, 2026, by and among National Health Investors, Inc. and NHC/OP, L.P. and certain of their respective affiliates named therein (incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed April 22, 2026)

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

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date:	May 4, 2026	/s/ D. Eric Mendelsohn
D. Eric Mendelsohn
President, Chief Executive Officer and Director
(Principal Executive Officer and Duly Authorized Officer)

Date:	May 4, 2026	/s/ John L. Spaid
John L. Spaid
Chief Financial Officer
(Principal Financial Officer)