Form 10-Q
period 2026-06-30
NATIONAL HEALTH INVESTORS INC
filed 2026-08-10
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	_____________	to	_____________
Commission file number 001-10822
National Health Investors, Inc.
(Exact name of registrant as specified in its charter)

Maryland		62-1470956
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

222 Robert Rose Drive
Murfreesboro	Tennessee	37129
(Address of principal executive offices)		(Zip Code)

(615)	890-9100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	NHI	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 3, 2026, the registrant had 49,110,434 shares of common stock outstanding.

NATIONAL HEALTH INVESTORS, INC.

Table of Content

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share amounts)

	June 30,	December 31,
	2026	2025
	(unaudited)
Assets:
Real estate properties:
Land	$232,660	$221,660
Buildings, improvements and intangibles	3,030,846	3,054,100
Construction in progress	19,336	18,214
Total real estate properties	3,282,842	3,293,974
Less: Accumulated depreciation and amortization	(716,370)	(821,702)
Total real estate properties, net	2,566,472	2,472,272
Mortgage and other notes receivable, net of credit loss
reserves of $15,264 and $15,397, respectively	209,273	203,296
Cash and cash equivalents	30,388	19,624
Straight-line rents receivable	74,997	78,891
Assets held for sale, net	30,929	3,562
Other assets, net	52,143	19,242
Total assets[1]	$2,964,202	$2,796,887

Liabilities and Equity:
Liabilities:
Debt, net	$1,274,522	$1,163,814
Accounts payable and other liabilities	46,437	42,070
Operating lease liabilities	3,744	1,664
Dividends payable	45,245	44,439
Deferred income	4,265	4,996
Deferred income tax liabilities, net	732	—
Total liabilities[1]	1,374,945	1,256,983
Commitments and contingencies
Redeemable noncontrolling interest	10,367	10,195
Equity:
National Health Investors, Inc. stockholders’ equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized,
49,115,748 shares and 48,302,944 shares, respectively, issued and outstanding	491	483
Capital in excess of par value	1,966,642	1,922,713
Retained earnings	2,842,779	2,747,006
Cumulative dividends	(3,238,486)	(3,148,659)
Total National Health Investors, Inc. stockholders’ equity	1,571,426	1,521,543
Noncontrolling interests	7,464	8,166
Total equity	1,578,890	1,529,709
Total liabilities and equity	$2,964,202	$2,796,887

1    Our condensed consolidated balance sheets included the following amounts related to our consolidated variable interest entities (“VIE”): $621.0 million and $403.4 million of real estate properties, net; $11.7 million and $9.1 million of cash and cash equivalents; $0.3 million and $0.6 million of straight-line rents receivable; $6.5 million and $4.2 million of other assets, net; and $8.5 million and $5.5 million of accounts payable and other liabilities as of June 30, 2026 and December 31, 2025, respectively.

See the accompanying notes to the condensed consolidated financial statements.

Table of Content

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and $ in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues:
Rental income	$71,390	$70,270	$144,540	$139,136
Resident fees and services	44,779	14,217	81,839	28,156
Interest and other income	5,150	6,175	10,070	12,666
Total revenues	121,319	90,662	236,449	179,958
Expenses:
Depreciation and amortization	25,548	19,918	49,239	39,075
Interest expense	15,814	15,001	30,854	29,338
Senior housing operating expenses	33,757	10,396	61,926	21,249
Legal expense	445	1,095	750	2,521
Franchise, excise and other taxes	213	243	428	512
General and administrative expenses	8,823	6,125	16,674	12,954
Proxy contest and related expenses	—	1,308	—	1,572
Taxes and insurance on leased properties	2,742	2,914	5,546	5,801
Loan and realty gains, net	(59)	(1,393)	(109)	(1,407)
Total expenses	87,283	55,607	165,308	111,615
Gains on dispositions of real estate properties	21,967	110	24,579	224
Other non-operating income	86	—	121	—
Income before income taxes and equity
method investment	56,089	35,165	95,841	68,567
Income tax expense	(732)	—	(732)	—
Gains from equity method investment	—	1,524	—	1,939
Net income	55,357	36,689	95,109	70,506
Add: Net loss attributable to noncontrolling interests	314	298	664	646
Net income attributable to stockholders	55,671	36,987	95,773	71,152
Less: Net income allocated to participating securities	(95)	(49)	(173)	(101)
Net income attributable to common stockholders	$55,576	$36,938	$95,600	$71,051

Weighted average common shares outstanding:
Basic	48,435,914	46,691,953	48,379,930	46,206,225
Diluted	48,498,181	46,822,465	48,523,038	46,350,498

Earnings per share:
Basic	$1.15	$0.79	$1.98	$1.54
Diluted	$1.15	$0.79	$1.97	$1.53

See the accompanying notes to the condensed consolidated financial statements.

Table of Content

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and $ in thousands)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net income	$95,109	$70,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,239	39,075
Amortization of debt issuance costs and discounts	1,708	1,917
Share-based compensation expense	4,600	3,629
Deferred income tax expense	732	—
Straight-line rent revenue adjustments	(1,320)	(2,444)
Non-cash interest income on mortgage notes receivable	(581)	(655)
Other non-cash items, net	1,374	1,134
Loan and realty gains, net	(109)	(1,407)
Gains on dispositions of real estate properties	(24,579)	(224)
Gains from equity method investment	—	(1,939)
Changes in operating assets and liabilities:
Other assets, net	(11,153)	1,110
Accounts payable and other liabilities	3,514	(4,414)
Deferred income	(121)	7
Net cash provided by operating activities	118,413	106,295
Cash flows from investing activities:
Acquisitions of real estate properties	(229,886)	(130,984)
Investments in existing real estate properties and equipment	(11,132)	(4,806)
Proceeds from dispositions of real estate properties	92,961	—
Fees received on mortgage notes receivable	—	389
Investments in mortgage and other notes receivable	(12,176)	(25,688)
Repayments of mortgage and other notes receivable	12,933	35,365
Distributions received from equity method investment	—	1,939
Net cash used in investing activities	(147,300)	(123,785)
Cash flows from financing activities:
Proceeds from revolving credit facility	449,000	329,000
Repayments of revolving credit facility	(215,000)	(282,200)
Repayments of term loans	(125,000)	(75,815)
Payments of debt issuance costs	—	(185)
Proceeds from issuance of common shares, net	44,934	123,484
Payments of equity issuance costs	(414)	(153)
Capital contributions from noncontrolling interests	700	56
Distributions paid to noncontrolling interests	(317)	(542)
Dividends paid to stockholders	(89,021)	(83,143)
Taxes paid related to net settlement of stock incentive awards	(5,185)	(191)
Net cash provided by financing activities	59,697	10,311
Increase (decrease) in cash, cash equivalents and restricted cash	30,810	(7,179)
Cash, cash equivalents and restricted cash at the beginning of the period	19,624	26,502
Cash, cash equivalents and restricted cash at the end of the period	$50,434	$19,323

See the accompanying notes to the condensed consolidated financial statements.

Table of Content

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and $ in thousands)

	Six Months Ended
	June 30,
	2026	2025
Supplemental disclosures of cash flow information:
Interest paid	$25,753	$27,042
Supplemental disclosures of non-cash investing and financing activities:
Real estate properties acquired to settle mortgage note receivable	—	8,600
Mortgage and other notes issued in connection with dispositions of real estate properties	5,500	—
Right-of-use assets acquired in exchange for finance lease liabilities	243	—
Right-of-use assets acquired in exchange for operating lease liabilities	2,102	—
Changes in accounts payable related to real estate property renovations	86	(95)
Changes in accounts payable related to noncontrolling interest distributions	249	(80)

See the accompanying notes to the condensed consolidated financial statements.

Table of Content

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited and $ in thousands, except per share amounts)

			Capital in
	Common Stock		Excess of	Retained	Cumulative	Noncontrolling	Total
	Shares	Amounts	Par Value	Earnings	Dividends	Interests	Equity
Balances at March 31, 2026	48,459,369	$485	$1,920,451	$2,787,108	$(3,193,269)	$7,837	$1,522,612
Net income, excluding a net loss of $218 attributable
to redeemable noncontrolling interest	—	—	—	55,671	—	(96)	55,575
Issuance of common shares, net	642,610	6	44,928	—	—	—	44,934
Equity issuance costs	—	—	(414)	—	—	—	(414)
Share-based compensation expense	—	—	2,360	—	—	—	2,360
Grants of restricted stock awards	3,048	—	—	—	—	—	—
Shares issued due to stock options exercised	11,710	—	—	—	—	—	—
Taxes paid related to net settlement of stock
incentive awards	(989)	—	(683)	—	—	—	(683)
Distributions declared to noncontrolling interests, excluding $37
attributable to redeemable noncontrolling interest	—	—	—	—	—	(277)	(277)
Dividends declared, $0.92 per share	—	—	—	—	(45,217)	—	(45,217)
Balances at June 30, 2026	49,115,748	$491	$1,966,642	$2,842,779	$(3,238,486)	$7,464	$1,578,890
See the accompanying notes to the condensed consolidated financial statements.

Table of Content

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited and $ in thousands, except per share amounts)

			Capital in
	Common Stock		Excess of	Retained	Cumulative	Noncontrolling	Total
	Shares	Amounts	Par Value	Earnings	Dividends	Interests	Equity
Balances at March 31, 2025	46,693,671	$467	$1,804,679	$2,638,994	$(3,017,666)	$8,571	$1,435,045
Net income, excluding a net loss of $193 attributable
to redeemable noncontrolling interest	—	—	—	36,987	—	(105)	36,882
Issuance of common shares, net	776,348	8	57,993	—	—	—	58,001
Equity issuance costs	—	—	(106)	—	—	—	(106)
Share-based compensation expense	—	—	1,071	—	—	—	1,071
Shares issued due to stock options exercised	3,794	—	—	—	—	—	—
Taxes paid related to net settlement of stock
incentive awards	(653)	—	(55)	—	—	—	(55)
Noncontrolling interest capital contribution	—	—	—	—	—	56	56
Distributions declared to noncontrolling interests, excluding $26
attributable to redeemable noncontrolling interest	—	—	—	—	—	(194)	(194)
Dividends declared, $0.90 per share	—	—	—	—	(42,727)	—	(42,727)
Balances at June 30, 2025	47,473,160	$475	$1,863,582	$2,675,981	$(3,060,393)	$8,328	$1,487,973

See the accompanying notes to the condensed consolidated financial statements.

Table of Content

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited and $ in thousands, except per share amounts)

			Capital in
	Common Stock		Excess of	Retained	Cumulative	Noncontrolling	Total
	Shares	Amounts	Par Value	Earnings	Dividends	Interests	Equity
Balances at December 31, 2025	48,302,944	$483	$1,922,713	$2,747,006	$(3,148,659)	$8,166	$1,529,709
Net income, excluding a net loss of $474 attributable
to redeemable noncontrolling interest	—	—	—	95,773	—	(190)	95,583
Issuance of common shares, net	642,610	6	44,928	—	—	—	44,934
Equity issuance costs	—	—	(414)	—	—	—	(414)
Share-based compensation expense	—	—	4,600	—	—	—	4,600
Grants of restricted stock awards	43,045	—	—	—	—	—	—
Shares issued due to stock options exercised	130,087	2	—	—	—	—	2
Taxes paid related to net settlement of stock
incentive awards	(2,938)	—	(5,185)	—	—	—	(5,185)
Distributions declared to noncontrolling interests, excluding $54
attributable to redeemable noncontrolling interest	—	—	—	—	—	(512)	(512)
Dividends declared, $1.84 per share	—	—	—	—	(89,827)	—	(89,827)
Balances at June 30, 2026	49,115,748	$491	$1,966,642	$2,842,779	$(3,238,486)	$7,464	$1,578,890
See the accompanying notes to the condensed consolidated financial statements.

Table of Content

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited and $ in thousands, except per share amounts)

			Capital in
	Common Stock		Excess of	Retained	Cumulative	Noncontrolling	Total
	Shares	Amounts	Par Value	Earnings	Dividends	Interests	Equity
Balances at December 31, 2024	45,687,942	$457	$1,736,831	$2,604,829	$(2,975,642)	$8,912	$1,375,387
Net income, excluding a net loss of $436 attributable
to redeemable noncontrolling interest	—	—	—	71,152	—	(210)	70,942
Issuance of common shares, net	1,736,348	18	123,466	—	—	—	123,484
Equity issuance costs	—	—	(153)	—	—	—	(153)
Share-based compensation expense	—	—	3,629	—	—	—	3,629
Grants of restricted stock awards	29,500	—	—	—	—	—	—
Shares issued due to stock options exercised	20,557	—	—	—	—	—	—
Taxes paid related to net settlement of stock
incentive awards	(1,187)	—	(191)	—	—	—	(191)
Noncontrolling interest capital contributions	—	—	—	—	—	56	56
Distributions declared to noncontrolling interests, excluding $33
attributable to redeemable noncontrolling interest	—	—	—	—	—	(430)	(430)
Dividends declared, $1.80 per share	—	—	—	—	(84,751)	—	(84,751)
Balances at June 30, 2025	47,473,160	$475	$1,863,582	$2,675,981	$(3,060,393)	$8,328	$1,487,973

See the accompanying notes to the condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Description of the Business

National Health Investors, Inc. (“NHI”, the “Company”, “we”, “us” or “our”), established in 1991 as a Maryland corporation, is a self-managed real estate investment trust (“REIT”). We own, lease, operate and finance the development of high-quality real estate properties throughout the United States, focusing on senior housing communities and medical facilities. We operate through two reportable segments, Real Estate Investments and Senior Housing Operating Portfolio (“SHOP”). Our investments in senior housing communities (“SHO”) include independent living facilities (“ILF”), assisted living facilities (“ALF”), entrance fee communities (“EFC”) and senior living campuses (“SLC”). Our investments in medical facilities include skilled nursing facilities (“SNF”) and hospitals (“HOSP”).

As of June 30, 2026, our Real Estate Investments segment included gross real estate investments of $2.4 billion in 137 owned properties, located in 29 states and leased to 26 tenants primarily under triple-net leases. These investments were comprised of 88 ALFs, 12 EFCs, six SLCs, 30 SNFs and one HOSP. Our Real Estate Investments segment also included $224.5 million in principal amounts of mortgage and other notes receivable as of June 30, 2026. Additionally, we had 37 owned properties with an aggregate gross carrying value of $161.5 million that were classified as assets held for sale as of June 30, 2026, including 35 properties leased to National HealthCare Corporation (“NHC”) which were sold to an affiliate of NHC on July 1, 2026. The remaining two properties were also sold in July 2026. Our properties classified as assets held for sale included 34 SNFs and three ILFs.

As of June 30, 2026, our SHOP segment consisted of gross real estate investments of $854.8 million in 42 properties, located in 16 states and comprised of 22 ILFs, 13 SLCs and seven ALFs with a combined total of 4,001 units. We outsource the operations at these properties to third-party managers and pay a management fee to these third parties for their services. As of June 30, 2026, 16 of these properties were held in consolidated partnerships in which the noncontrolling common equity interest holders are affiliates of the respective managers operating these properties on our behalf.

References in these condensed consolidated financial statements related to property and unit counts are outside the scope of our independent registered accounting firm’s review.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial statements. In our opinion, these condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation. Interim results of operations are not necessarily indicative of the results that may be achieved for a full year. These condensed consolidated financial statements and related notes do not include all information and notes required by GAAP for annual reports. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 that was filed with the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

Our condensed consolidated financial statements include our wholly owned subsidiaries and partnerships that we control through voting rights or other means. All intercompany transactions and balances of these entities are eliminated in consolidation.

If we conclude that we are the primary beneficiary of a VIE, we consolidate the entity. The designation of an entity as a VIE is reassessed upon certain events, including but not limited to including (i) a change in the contractual arrangements of the entity or in the ability of a party to exercise its participation or kick-out rights, (ii) a change to the capitalization structure of the entity or (iii) acquisitions or dispositions of interests in the entity that constitute a change in control. Reference Note 17 for additional information on our VIEs.

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

Reclassifications

Certain prior year amounts in these condensed consolidated financial statements and accompanying notes have been reclassified to conform with the presentation in the current periods. We made reclassification adjustments to certain line items within our condensed consolidated balance sheet and within operating cash flows on our condensed consolidated statement of cash flows.

Segments

We conduct our business and evaluate the operating performance of our business through two reportable segments. In our Real Estate Investments segment, we invest in SHOs and medical facilities and lease these properties to third-party healthcare operators. In addition, we enter into financing arrangements with our tenants, or their affiliates, and other third-party healthcare operators which are primarily used to fund their acquisitions, construction projects and other operating needs. In our SHOP segment, we invest in SHOs and utilize third-party managers to operate these properties on our behalf.

Revenue Recognition

Rental Income

We generate rental income from the real estate properties in our Real Estate Investments segment pursuant to leases between us and the tenants who operate these properties. These leases are typically triple-net operating leases with fixed annual rent escalators. We recognize the contractual amounts of base rental income from a tenant lease using the straight-line method over the initial term of the lease, subject to a collectability assessment. Certain of our tenant leases provide for additional contingent rent based on a percentage of the tenant’s revenues exceeding a specified base amount or threshold defined in the lease agreement. We recognize contingent rent as rental income beginning in the period in which the tenant’s actual reported revenues exceed the applicable base amount or threshold.

Our triple-net lease agreements include terms that require our tenants to pay the property taxes and insurance of the respective leased properties either directly to the third-party providers or as a reimbursement to us. Under Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”), we elected the lessor practical expedient to combine lease and non-lease components of our tenant leases and determined the lease component is the predominant component. As a result, we recognize both the contractual amounts of rent due to us and tenant reimbursements of property taxes and insurance as rental income in our condensed consolidated statements of income in accordance with ASC 842. The corresponding expenses for property taxes and insurance are recognized in taxes and insurance on leased properties in our condensed consolidated statements of income.

Pursuant to the terms of individual lease agreements, we may make certain payments to our tenants that are treated as lease incentives. Lease incentives are capitalized and recognized in other assets, net, on our condensed consolidated balance sheets. Amortization of lease incentives is recognized over the respective lease terms as a reduction of rental income. Certain of our lease incentives are inducements subject to a contingent event. We recognize contingent lease inducements in the period in which the uncertainty associated with the contingent consideration becomes probable that it will be subsequently resolved and that a significant reversal of amounts recognized in revenues is not likely to occur.

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

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Resident Fees and Services

We generate resident fees and services revenues from the SHOs in our SHOP segment pursuant to independent agreements for each residential unit at these communities. These revenues include resident room and care charges, community fees and other charges for optional services available to the residents. Resident agreements generally have terms of 30 days to one year and are cancelable by the resident with 30-days notice. Under ASC 842, we elected the lessor practical expedient to combine lease and non-lease components of our resident agreements and determined the non-lease component is the predominant component. As a result, we recognize revenues from resident fees and services when the performance obligations have been met in accordance with ASC 606, Revenue Recognition from Contracts with Customers (“ASC 606”). We typically bill residents a fixed monthly fee at the beginning of each month for room fees and general care services. Certain of the more individualized need-based and optional services are billed to residents monthly in arrears. Community fees are billed to residents upon move-in and recognized as revenue over periods of less than two years.

Interest Income from Mortgage and Other Notes Receivable

We recognize interest income as earned based on the interest rates and principal amounts outstanding on our mortgage and other notes receivable. Accrued interest on mortgage and other notes receivable is included in other assets, net, on our condensed consolidated balance sheets. We assess the collectability of our mortgage and other notes receivable on a regular basis taking into consideration factors such as the borrower’s timeliness of required payments, the borrower’s current financial condition and the borrower’s compliance with other covenants and terms of the loan agreement. If we conclude that a loan has become non-performing, we place it on non-accrual status in the period in which it becomes known and probable that the borrower cannot pay the contractual amounts due to us. A non-performing loan is returned to accrual status if the borrower becomes contractually current on payments and we believe that all future principal and interest payments will be received from the borrower in accordance with the terms of the loan agreement. Reference the “Non-Performing Notes” section in Note 4.

Real Estate Properties

Our investments in real estate properties are accounted for as asset acquisitions. We allocate the purchase price, including transaction costs, to the identifiable tangible and intangible assets acquired based on the relative fair values of the assets as of the acquisition date. Contingent consideration deemed to be probable at the acquisition date, if any, is also included in the purchase price allocation if the uncertainty associated with the contingent consideration has been resolved and a significant reversal of amounts recognized is not likely to occur.

We use the straight-line method of depreciation for buildings over their estimated useful lives ranging from 30 years to 40 years and building improvements over their estimated useful lives ranging from five years to 25 years. Intangible assets related to the fair values of in-place resident leases are included in real estate properties, net, on our condensed consolidated balance sheets and amortized using the straight-line method over the estimated absorption periods. Repairs and maintenance costs are expensed as incurred.

Impairment of Long-Lived Assets

We monitor events and changes in circumstances, including factors such as the operating performance of our investments and general market conditions in the areas where we own properties, which could indicate that the carrying amounts of our long-lived assets may not be recoverable. When indicators of potential impairment are present, we assess whether an impairment charge is needed by comparing the future estimated undiscounted cash flows and expected proceeds from the disposition of the identified asset to its carrying amount. If impairment exists, we recognize an impairment charge for the amount in which the carrying value of the identified asset exceeds its estimated fair value. Impairment charges are included in loan and realty gains, net, in our condensed consolidated statements of income.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Assets Held for Sale

We classify real estate properties as assets held for sale on our condensed consolidated balance sheets when the following conditions are met: (i) management commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition; (iii) an active program to locate a buyer has been initiated; (iv) the property is being marketed for sale at a price that is reasonable given our estimate of its current market value; (v) a sale is probable within one year; and (vi) it is unlikely that the disposal plan will be significantly modified or discontinued.

If a real estate property meets the criteria to be classified as held for sale, we remeasure the asset at the lower of the carrying amount or its estimated fair value, less cost to sell. Upon reclassification of a property to assets held for sale, we no longer depreciate the property. We use a market approach when estimating the fair value of a property, which includes taking into consideration any recent binding agreements for sales of similar properties, any recent purchase offers we have received for the property and estimates of the property’s fair value based on broker quotes and third-party valuations. If we determine a property subsequently no longer meets the criteria to be classified as held for sale, it is reclassified as a held and used asset and the carrying value is remeasured at the lower of its original carrying amount adjusted for depreciation expense during the period in which the property was classified as held for sale or its fair value.

Mortgage and Other Notes Receivable

Mortgage and other notes receivable consist of mortgages, construction loans, mezzanine loans, revolving lines of credit and other loans with certain of our tenants, or their affiliates, and other third-party healthcare operators. Mortgage and other notes receivable are recognized on our condensed consolidated balance sheets net of any deferred commitment fees, discounts, premiums and allowances for credit losses. We amortize deferred commitment fees, discounts and premiums over the respective loan periods using the effective interest method. If a loan is repaid prior to its contractual maturity date, we recognize any remaining unamortized balances of deferred commitment fees, discounts and premiums in the period of repayment.

Credit Loss Reserves on Mortgage and Other Notes Receivable

We evaluate the collectability of our mortgage and other notes receivable and establish reserves for expected credit losses at the inception of these investments and subsequently on a quarterly basis at the end of the period. The amount of credit loss reserves we recognize is based on our estimates of the total future credit losses we expect to incur over the remaining amortization periods of our outstanding loans as of the evaluation date. As a result, we may recognize credit loss expense on a loan prior to an actual event of default. Credit loss expense (benefit) is recognized in loan and realty gains, net, in our condensed consolidated statements of income.

Our models for estimating the future expected credit losses on mortgage and construction loans are calculated on a collective basis for these types of loans. Our models for estimating the future expected credit losses on mezzanine loans and revolving lines of credit are calculated on an individual loan basis or a borrower-specific basis for these types of loans. We use a combination of credit quality indicators in our models including, among others, information on the current payment status of the loans, the overall financial strength of the borrowers and any guarantors, the history and nature of loan write-offs related to our borrowers, and the extent and value of underlying collateral on the loans. In addition, we adjust our models using the probability of default method related to any current economic or other conditions occurring or becoming known during the reporting period and any changes in our most recent forecasts that exist as of the end of the reporting period which impact our previous estimates of necessary credit loss reserves. For construction loans, we perform an assessment at the end of our reporting periods of the probability that we may acquire any of the underlying properties in the event of the borrower’s default and, when necessary, we reduce the basis of the respective loans by the amounts that we expect to recover when construction of the applicable properties is complete.

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

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Fair Value Measurements

We are required to remeasure certain financial instruments at their fair values on a recurring basis. Under GAAP, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework is a three-tiered hierarchy approach for measuring fair value that requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs.

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
•Level 3 measurements include unobservable inputs supported by little or no market activity which are significant to the fair values of the assets or liabilities including, but not limited to including, pricing models, discounted cash flow methodologies and other similar techniques.

If the fair value measurement is based on inputs from different levels of the GAAP hierarchy, the level within which the entire fair value measurement falls is the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to a fair value measurement in its entirety requires management’s judgment and consideration of factors specific to the asset or liability. When an event or circumstance alters our assessment of the observability and thus the appropriate classification of an input to a fair value measurement which we deem to be significant to the fair value measurement in its entirety, we disclose information on the transfer of the fair value measurement to the new level within the GAAP hierarchy.

Concentrations of Credit Risks

We are exposed to credit risks related to our tenants, borrowers and managers. Our investment portfolio, consisting of real estate properties and mortgage and other notes receivable, subjects us to the possibility of incurring losses that may result from the failure of other parties to perform according to their contractual obligations with us or may result from a decline in market prices which may make our investments less valuable. Our mortgage and other notes receivable primarily consist of secured loans on healthcare facilities. We require collateral and other protective rights from our borrowers which we continually monitor to reduce our potential risks of incurring losses on these investments. Our management performs periodic reviews of our investments on an individual basis to assess for necessary reserves for potential losses.

We are also exposed to credit risks related to our cash, cash equivalents and restricted cash, which are primarily held in bank accounts and overnight investments. We maintain our bank deposit accounts with large financial institutions in amounts that may exceed federally insured limits. We have not experienced any losses related to these accounts.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash from our condensed consolidated statements of cash flows to the amounts presented on our condensed consolidated balance sheets ($ in thousands):

	Six Months Ended
	June 30,
	2026	2025
Balances at the beginning of the period:
Cash and cash equivalents	$19,624	$24,289
Restricted cash[1]	—	2,213
Total cash, cash equivalents and restricted cash	$19,624	$26,502
Balances at the end of the period:
Cash and cash equivalents	$30,388	$18,640
Restricted cash[1]	20,046	683
Total cash, cash equivalents and restricted cash	$50,434	$19,323

1    Restricted cash is included in other assets, net, on our condensed consolidated balance sheets.

Leases - Lessee

We evaluate our leases in which we are the lessee at inception to determine whether the lease meets the criteria for classification as an operating lease or a finance lease. Right-of-use (“ROU”) assets and lease liabilities are initially recognized based on the present value of lease payments over the lease term calculated using our incremental borrowing rate unless the implicit rate of the lease is readily determinable. Our incremental borrowing rate is the interest rate we would have to pay to borrow on a collateralized basis over a similar term in a similar economic environment. Our ROU assets also include any upfront lease payments made and exclude lease incentives, if any. We include any options to extend or terminate a lease in the lease term when it is reasonably certain that those options will be exercised. Under ASC 842, we elected the lessee practical expedients related to short-term leases and combining lease and non-lease components.

ROU assets related to operating leases are recognized in other assets, net, on our condensed consolidated balance sheets. Rent expense for operating leases is recognized on a straight-line basis in general and administrative expenses in our condensed consolidated statements of income. ROU assets and lease liabilities related to finance leases are recognized in real estate properties, net, and accounts payable and other liabilities, respectively, on our condensed consolidated balance sheets. Amortization of ROU assets for finance leases is recognized on a straight-line basis in depreciation expense in our condensed consolidated statements of income. Interest expense on the lease liability for finance leases is recognized using the effective interest method.

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

Forward Equity Sales Transactions

We have entered into, and may continue to enter into, forward equity sales agreements relating to the issuance of shares of our common stock, either through our at-the-market (“ATM”) equity program or through underwritten public offerings. These agreements may be physically settled in our common stock, settled in cash or net share settled at our election. The forward sales price that we will receive upon physical settlement of a forward equity sales agreement will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate, less a spread adjustment, and (ii) scheduled dividends during the term of the forward equity sales agreement. For any periods in which a forward equity sales agreement does not meet the criteria for equity treatment in accordance with ASC 815, Derivatives and Hedging, (“ASC 815”), we recognize the change in fair value of the agreement in our condensed consolidated statements of income.

Shares issuable under forward equity sales agreements are reflected in our diluted earnings per share calculations using the treasury stock method. Under this method, we increase basic weighted average common shares outstanding by the excess, if any, of the number of common shares that would be issued upon full physical settlement of our outstanding forward equity sales agreements over the number of common shares that could be purchased by us in the market utilizing the proceeds from the full physical settlement of the forward equity sales agreements.

Management Fees

We recognize the fees paid to the third-party managers that operate the SHOs in our SHOP segment as expense in accordance with the terms of the individual management agreements. Generally, our management fee structure includes a base management fee of 5.0% of net revenues and may also include a real estate services fee of 5.0% for property-related costs exceeding a specified annual threshold in the applicable management agreement. Incentive management fees are recognized as expense beginning in the period in which we believe it is more likely than not that the applicable performance targets will be met. Management fees are included in senior housing operating expenses in our condensed consolidated statements of income.

Share-Based Compensation Expense

We measure and recognize share-based compensation expense related to stock incentive awards based on the grant date fair value of the respective award which is amortized over the requisite service period in accordance with the terms of each agreement. We use the Black-Scholes option pricing model to estimate the fair values of stock options on the grant dates. The fair values of restricted stock awards (“RSA”) are determined based on the closing market price of our common stock on the grant dates. We calculate the fair values of market-based restricted stock units (“RSU”) on the grant dates using a Monte Carlo valuation model which assigns a weighted probability to potential outcomes of our total stockholder return compared to the respective performance targets for total stockholder return specified in the agreements. This model includes, among other things, our assumptions on interest rates, volatility and expected service periods which can fluctuate significantly year over year. We recognize forfeitures of our stock incentive awards as a reduction to share-based compensation expense in the periods in which they occur. Share-based compensation expense is recognized in general and administrative expenses in our condensed consolidated statements of income.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Income Taxes

Since our inception and first taxable year in 1991, we have intended at all times to qualify as a REIT in accordance with the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Accordingly, we are generally not subject to U.S. federal income taxes at a consolidated level for our business or pertaining to our REIT subsidiaries provided that we continue to meet the necessary organizational and operational requirements of a REIT under the Internal Revenue Code. Among other requirements to qualify as a REIT, we are required to distribute at least 90% of our annual REIT taxable income to our stockholders, which is calculated on a basis that excludes net capital gains and does not necessarily equal GAAP taxable income.

We have a subsidiary that we have elected to treat as a taxable REIT subsidiary (“TRS”), and therefore subject to income taxes on a similar basis to other taxable corporations. Accordingly, we include a provision for federal, state and local income taxes in our condensed consolidated statements of income related to our TRS. Beginning with the 2026 taxable year, the Internal Revenue Code percentage limit under the REIT asset test applicable to TRS entities increased from 20% to 25%. We do not expect this amendment to the Internal Revenue Code to impact our TRS.

We account for deferred income taxes using the asset and liability method and recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements under GAAP or our income tax returns. Under this method, we calculate our deferred tax assets and liabilities based on the differences between the financial reporting basis and income tax basis of our assets and liabilities using enacted tax rates in effect for the taxable year in which the differences are expected to reverse. Any increases or decreases in our deferred tax assets and liabilities that result from a change in circumstances, and that cause a change in our judgment about the expected future tax consequences of events, are included in our income tax provision in the period such change occurs. Deferred tax assets also reflect the impact of operating loss carryforwards and tax credit carryforwards. We provide a valuation allowance against our deferred tax assets if we believe it is more likely than not that all or some portion of our deferred tax assets will not be realized.

We are subject to state and local income taxes in certain states where we operate. We classify interest and penalties related to uncertain tax positions, if any, in our condensed consolidated statements of income as a component of income tax expense.

Earnings Per Share

Our unvested RSAs contain non-forfeitable rights to our dividends, and therefore are deemed to be participating securities. As a result, we calculate basic and diluted earnings per share using the two-class method. Under this method, net income is allocated to common stockholders and the holders of participating securities based on their respective weighted average shares outstanding and their respective participation rights to dividends declared and undistributed earnings in calculating basic earnings per share. Diluted earnings per share is calculated using the same allocations as those used in calculating basic earnings per share and also includes the effect of potentially dilutive securities issued.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires public entities to provide additional disaggregated information in the footnotes to annual and interim financial statements related to certain costs and expenses from the income statement. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027 with early adoption permitted. The amendments may be applied either prospectively or retrospectively. We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Note 3. Real Estate Properties

Acquisitions

During the six months ended June 30, 2026, we completed the following acquisitions of real estate properties ($ in thousands):

				Buildings,	Other
		Number		Improvements	Assets and
		of		and	Liabilities,
Operators / Managers	Period	Properties	Land	Intangibles	Net[1]	Total
Real Estate Investments segment:
The Fellowship Family	Q2 2026	2	$1,723	$15,788	$—	$17,511
SHOP segment:
Allegro Living Management	Q1 2026	9	9,201	96,287	—	105,488
Generations, LLC	Q2 2026	7	15,064	90,825	998	106,887
Total acquisitions			$25,988	$202,900	$998	$229,886

1    We recognized a ROU asset of $3.0 million and an operating lease liability of $2.0 million related to a ground lease that we assumed in an acquisition.

Dispositions

During the six months ended June 30, 2026, we completed the following dispositions of real estate properties ($ in thousands):

		Number		Net	Gains
		of	Net	Carrying	on
Operators	Period	Properties	Proceeds	Amounts	Dispositions
Real Estate Investments segment:
The Brook Retirement Communities	Q1 2026	1	$6,662	$4,175	$2,487
PruittHealth - Orangeburg[1]	Q2 2026	1	3,170	2,369	801
Bickford Senior Living (“Bickford”)[2]	Q2 2026	1	4,345	3,562	783
Santé - Silverdale[3]	Q2 2026	1	39,000	18,802	20,198
Wingate Living[4]	Q2 2026	1	45,284	45,222	62
Total dispositions			$98,461	$74,130	$24,331

1    This property was acquired by the tenant pursuant to a purchase option in the respective lease agreement.
2    This property was classified as assets held for sale on our condensed consolidated balance sheet as of December 31, 2025.
3    The tenant acquired this property pursuant to a purchase and sale agreement that was executed in 2024.
4    The net proceeds received on the sale of this property included a $5.5 million mortgage note from an affiliate of the buyer.

Assets Held for Sale

As of June 30, 2026, we had 37 properties in our Real Estate Investments segment that were classified as assets held for sale on our condensed consolidated balance sheet. We sold these properties in July 2026. As of December 31, 2025, we had one property in our Real Estate Investments segment that was classified as assets held for sale which was sold in April 2026.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
NHC Leased Portfolio Disposition

In April 2026, we executed a purchase and sale agreement with NHC/Op, L.P., a wholly owned subsidiary of NHC, and certain of its affiliates (collectively, the “NHC Purchaser”) related to the sale of our portfolio of 35 properties in our Real Estate Investments segment that were leased to NHC. These properties consisted of 32 SNFs and three ILFs which were initially acquired by us in 1991. As of June 30, 2026, these properties were classified as assets held for sale on our condensed consolidated balance sheet and had an aggregate net carrying value of $13.6 million. We completed the sale of this portfolio on July 1, 2026 for cash consideration of $560.0 million. During the three months ended June 30, 2026 and 2025, we recognized rental income of $10.2 million and $9.7 million, respectively, related to these properties. During the six months ended June 30, 2026 and 2025, we recognized rental income of $22.1 million and $20.6 million, respectively, related to these properties. Reference the “NHC Lease Termination” section in Note 5 for information on the NHC master lease termination.

Other Third Quarter of 2026 Dispositions

In July 2026, we completed the sale of two properties located in Texas for $19.0 million in cash consideration. These properties were included in the Real Estate Investments segment and classified as assets held for sale as of June 30, 2026.

Intangibles

In our SHOP segment, the fair values of in-place resident leases assumed by us in connection with the acquisition of real estate properties are recognized as intangible assets and included in real estate properties, net on our condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, the net carrying amounts of our in-place lease intangibles were $6.8 million and $1.7 million, respectively. During the three and six months ended June 30, 2026, we recognized amortization expense of $2.5 million and $4.0 million, respectively, related to these assets. We had no amortization expense related to in-place lease intangibles during each of the three and six months ended June 30, 2025.

Note 4. Mortgage and Other Notes Receivable

In our Real Estate Investments segment, we enter into financing arrangements with our tenants, or their affiliates, and other third-party healthcare operators which provide funding for the acquisition or construction of new healthcare properties, renovation and expansion projects at existing healthcare properties and working capital or other corporate needs. Our financing arrangements include mortgages, construction loans, mezzanine loans and revolving lines of credit. These investments are primarily secured loans at fixed interest rates that have been guaranteed either by significant parties to the notes or cross-collateralization of properties with the same owner. As of June 30, 2026, the aggregate principal amount of mortgage notes outstanding was $170.7 million, and the aggregate principal amount of all other notes outstanding was $53.8 million. As of December 31, 2025, the aggregate principal amount of mortgage notes outstanding was $154.3 million, and the aggregate principal amount of all other notes outstanding was $64.4 million. We had credit loss reserves of $15.3 million and $15.4 million as of June 30, 2026 and December 31, 2025, respectively, related to our mortgage and other notes receivable.

Bickford Loans

We have a fully funded construction loan with Bickford which is secured by a first mortgage lien on substantially all of the related real and personal property and a pledge of all leases or other agreements granting a right of use to the property. Pursuant to the loan agreement, Bickford is required to pay the related property taxes and insurance. The loan agreement contains a fair market value purchase option on the property that is available to us upon the stabilization of the underlying operations. As of June 30, 2026, the principal amount outstanding on the construction loan was $14.7 million and the annual interest rate was 9.0%. In April 2026, we extended the maturity of this loan to July 2029.

We received an $11.5 million second mortgage note from Bickford as a portion of the net proceeds received from the sale of six of our properties to Bickford in 2021. We did not include the mortgage note in our determination of the gain recognized on the sale of the properties at the time of the sale and it has not been recognized on our condensed consolidated balance sheets. The mortgage note bears a 10.0% annual interest rate. In April 2026, we extended the maturity of this loan to April 2029.

Reference the “Non-Performing Notes” section below for information on a mezzanine loan with Bickford.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Senior Living Loans

As of June 30, 2026, we have a $15.0 million revolving line of credit with Senior Living Communities, LLC (“Senior Living”) that matures in December 2031 which has an annual interest rate of 8.0%. We also have a $1.5 million revolving line of credit with an affiliate of Senior Living that matures in October 2040 which has an annual interest rate of 8.25%. As of June 30, 2026, these revolving lines of credit had no outstanding balances.

Non-Performing Notes

As of both June 30, 2026 and December 31, 2025, we had two loans designated as non-performing notes which were fully reserved on our condensed consolidated balance sheets. These loans consisted of an unsecured mezzanine loan due from affiliates of Senior Living Management with a principal balance of $12.0 million as of both June 30, 2026 and December 31, 2025 and an unsecured mezzanine loan due from Bickford with a principal balance of $1.2 million as of June 30, 2026 and $1.3 million as of December 31, 2025.

Credit Loss Reserves

Our principal measures of credit quality related to our mortgage and other notes receivable, except for construction loans, are debt service coverage for amortizing loans and interest service or fixed charge coverage for non-amortizing loans (collectively, “Coverage”). A Coverage ratio provides a measure of the borrower’s ability to make scheduled principal and interest payments. The Coverage ratios presented in the table below have been calculated utilizing the most recent date for which data is available, March 31, 2026, using EBITDARM (earnings before interest, taxes, depreciation, amortization, rent and management fees) and the requisite debt service, interest service or fixed charges, as defined in the applicable loan agreement. We categorize Coverage into three levels: (i) more than 1.5x, (ii) between 1.0x and 1.5x and (iii) below 1.0x. We update our calculations of Coverage on a quarterly basis. Coverage is not a meaningful credit quality indicator for construction loans as these developments are typically not generating any operating income or they have insufficient operating income because occupancy levels necessary to stabilize the properties have not yet been achieved. We measure the credit quality of construction loans by taking into consideration, among other things, the construction and stabilization timelines of the properties and the financial condition of the borrower, as well as current economic and market conditions. We consider the accounting guidance in ASC 310-20, Receivables — Nonrefundable Fees and Other Costs, when determining whether a modification, extension or renewal of a loan constitutes a current period origination.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
The following table summarizes the credit quality indicators related to the principal amounts outstanding on our mortgage and other notes receivable as of June 30, 2026 ($ in thousands):

	Year of Loan Origination
						Prior
	2026	2025	2024	2023	2022	Years	Total
Mortgage notes:
More than 1.5x	$7,300	$16,260	$27,424	$724	$14,763	$—	$66,471
Between 1.0x and 1.5x	—	11,150	24,716	—	—	14,700	50,566
Less than 1.0x	—	18,750	—	—	28,499	6,423	53,672
Total mortgage notes	7,300	46,160	52,140	724	43,262	21,123	170,709
Mezzanine loans:
More than 1.5x	—	—	—	—	—	18,110	18,110
Between 1.0x and 1.5x	—	1,270	—	—	—	6,629	7,899
Less than 1.0x	—	—	—	—	—	9,795	9,795
Total mezzanine loans	—	1,270	—	—	—	34,534	35,804
Non-performing notes:
Between 1.0x and 1.5x	—	—	1,199	—	—	—	1,199
No coverage available	—	—	—	—	—	12,000	12,000
Total non-performing notes	—	—	1,199	—	—	12,000	13,199
Revolving lines of credit:
More than 1.5x							4,475
Between 1.0x and 1.5x							350
Total revolving lines of credit							4,825
Credit loss reserves							(15,264)
Total mortgage and other notes
receivable, net							$209,273

Due to the continuing challenges in the U.S. financial markets and the potential impact on the collectability of our mortgage and other notes receivable, we forecasted a 20.0% increase in the probability of a default and a 20.0% increase in the amount of estimated loss from a default on all loans, other than those designated as non-performing notes which are fully reserved, resulting in an effective adjustment of 4.3% as of June 30, 2026. Our methodology for estimating credit loss reserves related to non-performing notes includes consideration of the sufficiency of the underlying collateral, current economic conditions, forecasts of future economic conditions and other qualitative factors, all of which may differ from conditions existing in the historical periods.

The following table provides a summary of the change in our credit loss reserves for the six months ended June 30, 2026 ($ in thousands):

Balance at the beginning of the period	$15,397
Credit loss benefit	(133)
Balance at the end of the period	$15,264

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Note 5. Leases

Leases - Lessor

Our tenant leases are typically structured as triple-net leases on single-tenant properties and have initial lease terms of 10 years to 15 years with one or more five-year extension options. Most of our tenant leases contain annual rent escalators, which may be fixed or variable. Lease payments that are subject to a variable rent escalator are typically determined annually and calculated using a variable index, such as the consumer price index, or an index that is dependent on a future date and indeterminable at the inception of the lease.

The following table provides disaggregated information related to our rental income ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Lease payments based on fixed rent escalators	$64,272	$64,286	$128,519	$125,976
Lease payments based on variable rent escalators	4,619	2,761	10,720	6,365
Straight-line rent revenue adjustments	597	1,034	1,320	2,444
Escrow funds received from tenants for
property operating expenses	2,742	2,914	5,546	5,801
Amortization of lease incentives	(840)	(725)	(1,565)	(1,450)
Total rental income	$71,390	$70,270	$144,540	$139,136

NHC Lease Termination

As of June 30, 2026, we leased 35 properties to NHC pursuant to a triple-net master lease maturing in December 2026. As previously discussed, these properties were classified as assets held for sale on our condensed consolidated balance sheet as of June 30, 2026 and subsequently sold to an affiliate of NHC on July 1, 2026.

Contemporaneously with the closing of the sale of the NHC leased portfolio, we executed a partial master lease termination and partial assignment and assumption of the master lease agreement terminating our master lease agreement with NHC with respect to all properties, except four subleased properties located in Florida. We assigned to the NHC Purchaser, and the NHC Purchaser assumed from us, the master lease for the subleased properties. In July 2026, we recognized a reversal of deferred income of $0.5 million related to the lease termination as part of the gain on the sale of these properties. Reference the “NHC Leased Portfolio Disposition” section in Note 3 for information on the sale of the NHC properties.

The chairperson of NHC’s board of directors was also a member of our board of directors until May 2026 when his term expired.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Tenant Concentrations

The following table provides information on our tenant concentrations exceeding 10% of our total revenues in the six months ended June 30, 2026 ($ in thousands):

	June 30, 2026		Six Months Ended June 30,
	Real	Mortgage	2026		2025
	Estate	and Other		% of		% of
	Properties[1]	Notes[2]	Revenues[3]	Total	Revenues[3]	Total

Senior Living	$633,053	$—	$28,469	12.0%	$27,447	15.3%
Bickford[4]	426,275	15,899	N/A	N/A	21,318	11.8%
Escrow funds received from tenants for
property operating expenses	—	—	5,546	2.3%	5,801	3.2%
Other	1,365,732	208,638	120,595	51.1%	97,236	54.1%
Total tenant concentrations	$2,425,060	$224,537	154,610	65.4%	151,802	84.4%
Resident fees and services[5]			81,839	34.6%	28,156	15.6%
Total revenues			$236,449	100.0%	$179,958	100.0%

1    Real estate properties have been stated at their gross carrying amounts. Total real estate properties, as presented in the table above, excludes $3.0 million related to our corporate office buildings, $161.5 million related to properties classified as assets held for sale and $854.8 million related to the properties in our SHOP segment.
2    Mortgage and other notes receivable have been stated at their gross carrying amounts. Total mortgage and other notes receivable, as presented in the table above, excludes $15.3 million of credit loss reserves.
3    Revenues related to properties that have been sold and revenues related to properties classified as assets held for sale as of June 30, 2026 have been included in other revenues for both periods in the table above.
4    Bickford’s revenues for the six months ended June 30, 2026 have been included in other revenues because they were less than 10% of total revenues during this period.
5    There are no concentrations in revenues from resident fees and services because the resident agreements at the SHOs in our SHOP segment are between us and the individual residents.

During the six months ended June 30, 2026 and 2025, rental income from the NHC leased portfolio was $22.1 million, or 9.3% of total revenues, and $20.6 million, or 11.4% of total revenues, respectively, which included contingent rental income of $5.7 million and $4.2 million, respectively. A final settlement of contingent rental income for the period from January 1, 2026 through July 1, 2026 will be recognized in the third quarter of 2026.

As of June 30, 2026 and December 31, 2025, our real estate properties located in South Carolina were 12.2% and 12.0%, respectively, of the gross carrying amounts of our total real estate properties on our condensed consolidated balance sheets. We did not include three properties located in South Carolina that were classified as assets held for sale as of June 30, 2026 in our calculation. There were no other states where our geographical concentration in real estate properties was 10% or greater as of June 30, 2026 and December 31, 2025.

Senior Living Leases

As of June 30, 2026, we leased 11 SHOs with a combined total of 2,499 units to Senior Living. During the six months ended June 30, 2026 and 2025, we recognized straight-line rent revenue of $(0.8) million and $(0.4) million, respectively, related to these leases.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Bickford Leases

As of June 30, 2026, we leased 37 SHOs with a combined total of 2,068 units to Bickford pursuant to four master leases which mature in 2028 through 2035. In April 2026, the Bickford master lease agreements were amended increasing the combined annual base rent for the Bickford portfolio to $38.4 million with annual rent escalators ranging between 2.0% and 3.0%. Pursuant to these amendments, Bickford is also required to pay us contingent rent based on a percentage of the combined monthly revenues for all of the properties leased to Bickford that exceeds a base amount. Bickford has been a cash basis tenant since 2022 when we received financial information from Bickford raising substantial doubt about its ability to continue as a going concern. As of June 30, 2026, these concerns had not been alleviated.

Additionally, we have an agreement with Bickford to fund up to $8.0 million of capital improvements on various properties in the Bickford portfolio. Pursuant to the terms of this agreement, rental income increases at an annual lease rate of 8.0% applied to the amount expended. In connection with the master lease amendments discussed above, we also extended the available funding period of this agreement through June 2027. As of June 30, 2026, we had $6.1 million funded under this agreement.

Cash Basis Tenants

During each of the three and six months ended June 30, 2026 and 2025, we had two tenants on the cash basis of accounting for revenue recognition.

A summary of lease payments received from cash basis tenants follows ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Bickford	$10,924	$9,993	$21,129	$19,977
Other	1,518	1,482	3,033	2,962
Total lease payments from cash basis tenants	$12,442	$11,475	$24,162	$22,939

Tenant Purchase Options

Certain of our tenant leases at inception provide the tenant with an option to purchase the applicable property at a fixed base price, a fixed base price plus a specified share in any appreciation of the property or a price based on a specified fixed minimum internal rate of return on our investment. As of June 30, 2026, we had three properties with an aggregate net carrying value of $71.2 million that were subject to tenant purchase options with exercise dates between 2029 and 2031. During each of the six months ended June 30, 2026 and 2025, the aggregate rental income from these properties was $4.7 million. As of June 30, 2026, we cannot reasonably estimate the probability that any of these tenant purchase options will be exercised in the future.

Future Minimum Tenant Lease Payments

The fixed amounts of future minimum lease payments due to us under our existing tenant leases as of June 30, 2026 were as follows ($ in thousands):

Remainder of 2026	$114,460
2027	220,075
2028	222,320
2029	207,226
2030	206,915
Thereafter	848,598
Total	$1,819,594

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Note 6. Equity Method Investment

Concurrently with the acquisition of a continuing care retirement community (“CCRC”) in January 2020 from LCS-Westminster Partnership III, LLP (“Timber Ridge CCRC”), we invested $0.9 million in the operating company, Timber Ridge OpCo, LLC (“Timber Ridge OpCo”), which represented a 25.0% equity interest. This investment is held by our TRS to be compliant with the provisions of the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”). As part of our initial investment, we provided Timber Ridge OpCo with a revolving credit facility that has a maximum borrowing capacity of $5.0 million. As of June 30, 2026, no amounts have been drawn on this revolving credit facility.

We account for our investment in Timber Ridge OpCo under the equity method of accounting and decrease the carrying value of our investment for operating losses of the entity and distributions made to us for cumulative amounts up to and including our basis plus any guaranteed or implied commitments to fund operations. Our guaranteed and implied commitments are currently limited to the $5.0 million revolving credit facility and a $2.5 million lease incentive distribution received in February 2023. As of both June 30, 2026 and December 31, 2025, we have recognized our share of Timber Ridge OpCo’s operating losses in excess of our initial investment. These cumulative losses of $5.0 million in excess of our original basis and the $2.5 million lease incentive distribution received are included in accounts payable and other liabilities on our condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025. During the six months ended June 30, 2026 and 2025, excess unrecognized equity method losses for this investment were $1.0 million and $1.2 million, respectively. As of June 30, 2026, our cumulative unrecognized losses for this investment were $19.0 million. We did not recognize any gains from equity method investment during the three and six months ended June 30, 2026. During the three and six months ended June 30, 2025, we recognized gains from equity method investment of $1.5 million and $1.9 million, respectively, related to cash distributions received from this investment.

The Timber Ridge OpCo property is subject to early resident mortgages secured by a Deed of Trust and Indenture of Trust (the “Deed and Indenture”). As part of our acquisition, NHI-LCS JV I, LLC (“Timber Ridge PropCo”) acquired the Timber Ridge CCRC property and a subordination agreement was entered into pursuant to which the trustee acknowledged and confirmed that the security interests created under the Deed and Indenture were subordinate to any security interests granted in connection with the $81.0 million loan made by us to Timber Ridge PropCo, which is eliminated in our condensed consolidated financial statements. In addition, under the terms of the resident loan assumption agreements, during the term of the seven-year lease to Timber Ridge OpCo, which includes two five-year extension options, Timber Ridge OpCo is required to indemnify Timber Ridge PropCo for any repayment by Timber Ridge PropCo of these early resident mortgage liabilities under the guarantee. As a result of the subordination agreement and the resident loan assumption agreements, we have not recorded any liabilities as of June 30, 2026 and December 31, 2025. As of June 30, 2026, the balance secured by the Deed and Indenture was $7.6 million.

Note 7. Other Assets, Net

Other assets, net, consisted of the following ($ in thousands):

	June 30,	December 31,
	2026	2025
Real Estate Investments segment accounts receivable and other assets, net	$4,516	$3,435
SHOP segment accounts receivable, net of allowances of $192 and $309, respectively,
and other assets, net	4,186	3,137
ROU assets related to operating leases, net	4,540	1,486
Lease incentives, net	12,647	4,976
Regulatory escrows	6,208	6,208
Restricted cash	20,046	—
Total other assets, net	$52,143	$19,242

In April 2026, we recorded a lease incentive of $9.2 million when the contingency associated with the acquisition of a real estate portfolio in 2024 was probable of being met. This lease incentive is being amortized on a straight-line basis over the remaining master lease term of 13 years.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
As of June 30, 2026, our restricted cash consisted of a deposit maintained in an escrow account pursuant to the terms of the purchase and sale agreement with the NHC Purchaser. Upon the completion of the NHC leased portfolio sale, these funds were redeposited to our corporate bank account in July 2026.

Leases - Lessee

Our operating leases primarily consist of two ground leases. The ground leases were assumed by us in connection with our acquisitions of the respective real estate properties.

As of June 30, 2026, we reclassified our ROU assets related to operating leases from real estate properties, net, to other assets, net, and reclassified our operating lease liabilities from accounts payable and other liabilities to operating lease liabilities on our condensed consolidated balance sheet. We have presented the amounts as of December 31, 2025 on a comparative basis. As of June 30, 2026 and December 31, 2025, ROU assets related to operating leases were $4.5 million and $1.5 million, respectively, and our operating lease liabilities were $3.7 million and $1.7 million, respectively.

The contractual amounts of future minimum lease payments due from us under operating leases as of June 30, 2026 were as follows ($ in thousands):

Remainder of 2026	$146
2027	294
2028	303
2029	262
2030	249
Thereafter	7,082
Total future minimum contractual lease payments	8,336
Imputed interest	(4,592)
Total operating lease liabilities	$3,744

As of June 30, 2026 and December 31, 2025, the weighted average discount rates related to our operating leases were 6.0% and 4.7%, respectively, and the weighted average remaining contractual terms of these leases were 32.9 years and 23.3 years, respectively.

Note 8. Debt

Our debt consisted of the following ($ in thousands):

	June 30,	December 31,
	2026	2025
Revolving credit facility - unsecured	$438,000	$204,000
Bank term loan - unsecured	—	125,000
2031 Senior Notes - unsecured, net of discount of $1,474 and $1,635, respectively	398,526	398,365
2033 Senior Notes - unsecured, net of discount of $3,447 and $3,707, respectively	346,553	346,293
Private placement note - unsecured	100,000	100,000
Unamortized debt issuance costs	(8,557)	(9,844)
Total debt, net	$1,274,522	$1,163,814

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Debt Maturities

A summary of the aggregate principal maturities of our debt as of June 30, 2026 follows ($ in thousands):

Remainder of 2026	$—
2027	100,000
2028	438,000
2029	—
2030	—
Thereafter	750,000
Total principal amounts of debt outstanding	1,288,000
Less: Unamortized debt issuance costs and discounts	(13,478)
Total debt, net	$1,274,522

Revolving Credit Facility and Bank Term Loan

We have a $700.0 million unsecured revolving credit facility (the “Credit Facility”) which matures in October 2028 and may be extended by us pursuant to (i) one or both of the six-month extension options or (ii) one 12-month extension option. We most recently amended the Credit Facility in October 2025 to remove the 0.10% credit spread adjustment applicable to the Secured Overnight Financing Rate (“SOFR”) interest rates. Borrowings under the Credit Facility bear interest, at our election, at one of the following: (a) Term SOFR plus a margin ranging from 0.725% to 1.400%; (b) Daily SOFR plus a margin ranging from 0.725% to 1.400%; or (c) the base rate plus a margin ranging from 0.000% to 0.400%. In each election, the actual margin is determined according to our credit ratings. The base rate means, for any day, a fluctuating rate per annum equal to the highest of (x) the agent’s prime rate, (y) the federal funds rate on such day plus 0.50% or (z) the adjusted Term SOFR for a one-month tenor in effect on such day plus 1.00%. In addition, the Credit Facility requires a facility fee ranging from 0.125% to 0.300% which is determined based on our credit ratings on the $700.0 million committed capacity, without regard to usage.

As of June 30, 2026, we had $262.0 million available to draw on our Credit Facility. The Credit Facility is subject to usual and customary covenants which include, among other stipulations, a requirement that we maintain certain financial ratios within limits set by our creditors. As of June 30, 2026, we were in compliance with these covenants.

In June 2026, we repaid the remaining $125.0 million outstanding on our unsecured bank term loan (the “Bank Term Loan”) upon maturity. The Bank Term Loan bore interest at a variable interest rate based on SOFR plus a margin determined based on our credit ratings.

Pinnacle Bank is a participating member of our banking group. The chairman of our board of directors is also the chief banking officer and vice chairman of the board of directors of Pinnacle Financial Partners, Inc., the holding company for Pinnacle Bank. Our corporate banking transactions are conducted primarily through Pinnacle Bank.

2031 Senior Notes

In January 2021, we issued $400.0 million in aggregate principal amount of 3.00% unsecured senior notes that mature in February 2031 (the “2031 Senior Notes”). The 2031 Senior Notes were sold at an issue price of 99.196% of face value, before the underwriters’ discount. Interest on the 2031 Senior Notes is due semi-annually. The 2031 Senior Notes are subject to affirmative and negative covenants, including financial covenants. As of June 30, 2026, we were in compliance with these covenants.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
2033 Senior Notes

In September 2025, we issued $350.0 million in aggregate principal amount of 5.35% unsecured senior notes that mature in February 2033 (the “2033 Senior Notes”). The 2033 Senior Notes were sold at an issue price of 98.903% of face value, before the underwriters’ discount. Interest on the 2033 Senior Notes began accruing in February 2026 and is due semi-annually. The 2033 Senior Notes are subject to affirmative and negative covenants, including financial covenants. As of June 30, 2026, we were in compliance with these covenants.

Private Placement Note

Our private placement note has a fixed interest rate and requires interest only payments up to the maturity date. Covenants of the private placement note are generally conformed with those governing our Credit Facility, except for specific debt coverage ratios that are more restrictive. Our private placement note includes a provision that increases the fixed interest rate if any rating agency lowers the credit rating on our unsecured senior debt below investment grade and if our compliance leverage increases to 50% or more.

As of June 30, 2026, the principal amount outstanding on our private placement note was $100.0 million. The note bears interest at 4.51% and matures in January 2027.

Interest Expense

A summary of the components of interest expense follows ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest expense at contractual rates	$14,960	$14,062	$29,146	$27,421
Amortization of debt issuance costs and discounts	854	939	1,708	1,917
Total interest expense	$15,814	$15,001	$30,854	$29,338

Note 9. Commitments, Contingencies and Uncertainties

In the normal course of business, we enter into a variety of commitments, typically consisting of funding revolving credit arrangements, construction loans and mezzanine loans with our tenants, or their affiliates, and other third parties. In our leasing operations, we may offer our tenants and the sellers of properties we acquire certain inducements that originate contractually as contingencies, but which may become commitments upon the satisfaction of the contingent event. Any contingent payments made by us are included in the respective lease base when funded.

As of June 30, 2026, we had loan commitments with seven borrowers totaling $113.1 million of which we had funded $78.2 million toward these commitments. We also had development commitments with eight borrowers totaling $23.9 million of which we had funded $13.7 million toward these commitments. Additionally, we had contingency commitments totaling $6.4 million, which included lease inducement contingencies with three tenants and contingent consideration related to the acquisition of a property in our SHOP segment. The amounts that we will receive if the contingencies are met under these commitments are based on the operating performance of the respective healthcare properties over a specified period.

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

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
The following table provides a summary of the change in our expected credit loss liabilities for the six months ended June 30, 2026 ($ in thousands):

Balance at the beginning of the period	$152
Provision for expected credit losses	24
Balance at the end of the period	$176

Litigation

From time to time, we are a party to various lawsuits, investigations, claims and other legal and regulatory proceedings arising in connection with our business. Such claims may include, among other things, professional and general liability claims, as well as regulatory proceedings related to our SHOP segment. Further, from time to time, we are a party to certain legal proceedings for which third parties, such as our tenants, borrowers and managers, are contractually obligated to indemnify us from and against various claims, litigation and liabilities arising in connection with their respective businesses. Management believes that the ultimate resolution of all such pending proceedings will not have a material adverse effect on our financial condition, results of operations or cash flows.

Note 10. Noncontrolling Interests

Redeemable Noncontrolling Interest

As of June 30, 2026, we had a portfolio of six ILFs that are held in a consolidated partnership with Merrill Gardens, LLC (“Merrill”), which owns a 20.0% common equity interest in the partnership. We own 100% of the preferred equity interest and 80.0% of the common equity interest in the partnership. The operating agreement for the partnership provides for contingent distributions to the members based on the attainment of certain yields on the investment calculated on an annual basis. The Merrill partnership is included in our SHOP segment.

The operating agreement includes a provision entitling Merrill to put rights upon certain contingent events, as specified in the agreement and which are not solely within our control as the majority equity interest owner. We determined that Merrill’s noncontrolling interest is contingently redeemable. As a result, we are required to remeasure the carrying value of the noncontrolling interest to its redemption value in the period it becomes known that a triggering event for redemption is probable to occur. As of June 30, 2026 and December 31, 2025, we concluded the redemption criteria were not met and classified the noncontrolling interest in the mezzanine section between liabilities and equity on our condensed consolidated balance sheets.

The following table provides a summary of the activity related to the redeemable noncontrolling interest for the six months ended June 30, 2026 ($ in thousands):

Balance at the beginning of the period	$10,195
Net loss	(474)
Capital contributions	700
Distributions declared	(54)
Balance at the end of the period	$10,367

Noncontrolling Interests Classified as Equity

In our Real Estate Investments segment, we own an 80.0% common equity interest in a partnership which owns and leases a CCRC located in Washington. LCS Timber Ridge LLC (“LCS”) owns the remaining 20.0% of the common equity interest in the partnership. Reference Note 6 for additional information on this investment.

Prior to August 1, 2025, we owned a 98.0% common equity interest in a partnership which owned and leased a portfolio of six SHOs. Discovery Senior Housing Investor, XXIV, LLC owned the remaining 2.0% of the common equity interest in the partnership. This partnership was included in our Real Estate Investments segment prior to its dissolution on August 1, 2025.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
In our SHOP segment, we own 100.0% of the preferred equity interest and 98.0% of the common equity interest in a partnership, which owns a portfolio of 10 ILFs. A related party of Discovery Senior Living owns the remaining 2.0% of the common equity interest in the partnership. The operating agreement of the partnership provides for contingent distributions to the members based on the attainment of certain yields on the investment calculated on an annual basis.

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

During the six months ended June 30, 2026, we settled the remaining $44.9 million of ATM forward equity sales agreements that were outstanding under our previous ATM equity program. As of June 30, 2026, we had $500.0 million available under our ATM equity program.

Dividends

On August 7, 2026, our board of directors declared a $0.94 per share dividend payable on November 6, 2026 to common stockholders of record as of September 30, 2026.

Note 12. Share-Based Compensation

Our outstanding stock incentive awards have been granted under the 2019 Stock Incentive Plan, as amended and restated (the “2019 Plan”). As of June 30, 2026, we had 2.9 million shares of common stock available for future grants under the 2019 Plan.

Share-Based Compensation Expense

A summary of our share-based compensation expense, net of forfeitures, by award type follows ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
RSAs and RSUs	$1,581	$351	$2,159	$575
Stock options	779	720	2,441	3,054
Total share-based compensation expense	$2,360	$1,071	$4,600	$3,629

As of June 30, 2026, we had unrecognized share-based compensation expense of $9.6 million that is expected to be recognized over the following years: $3.5 million in the remainder of 2026; $3.9 million in 2027; $2.0 million in 2028; $0.2 million in 2029; and less than $0.1 million in 2030.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Restricted Stock

Our RSAs are service-based awards that ratably vest on the anniversary of the respective grant dates over periods ranging from one year to five years. The holders of RSAs have a non-forfeitable right to participate in our distributions of dividends or dividend equivalents during the vesting periods. RSAs are subject to a one-year holding period upon vesting.

A summary of the activity related to our RSAs for the six months ended June 30, 2026 follows:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Awards	Per Share
Unvested RSAs at the beginning of the period	54,100	$64.29
Granted	43,045	85.29
Vested	(13,100)	66.31
Unvested RSAs at the end of the period	84,045	77.20

Our RSUs are market-based awards, which we grant to our executive officers, that vest in their entirety at the end of a three-year period, subject to the achievement of certain performance levels measuring our total stockholder return compared to certain pre-defined peer and industry groups. The number of shares of common stock issued can range up to 200.0% of the RSUs that vest. RSUs are subject to a one-year holding period upon vesting.

The following assumptions were used to estimate the fair value of our RSUs granted during the six months ended June 30, 2026:

Risk-free interest rate	3.60%
Expected volatility	21.3%
Expected service period	2.8 years

A summary of the activity related to our RSUs for the six months ended June 30, 2026 follows:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Units	Per Share
Unvested RSUs at the beginning of the period	—	$—
Granted	33,133	106.54
Unvested RSUs at the end of the period	33,133	106.54

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Stock Options

The following assumptions were used to estimate the fair value of our stock options granted during the six months ended June 30, 2026:

Risk-free interest rate	3.59%
Expected volatility	21.7%
Dividend yield	4.6%
Expected lives	3.0 years

A summary of the activity related to our stock options for the six months ended June 30, 2026 follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Number of	Price	Contractual
	Options	Per Share	Life
Outstanding stock options at the beginning of the period	1,124,499	$66.39
Granted	378,500	84.77
Exercised	(762,819)	63.50
Outstanding stock options at the end of the period	740,180	78.78	4.2 years
Exercisable stock options at the end of the period	330,489	76.74	4.0 years

During the six months ended June 30, 2026, the weighted average fair value of options granted was $10.09 per share and the aggregate intrinsic value of stock options exercised was $15.6 million. As of June 30, 2026, the aggregate intrinsic values of stock options outstanding and exercisable were $1.6 million and $1.0 million, respectively.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Note 13. Earnings Per Share

The following table presents the calculations of basic and diluted earnings per share ($ in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income attributable to common stockholders	$55,576	$36,938	$95,600	$71,051

Weighted average common shares outstanding - basic	48,435,914	46,691,953	48,379,930	46,206,225
Dilutive securities:[1]
Stock options[2]	12,316	126,667	65,460	123,747
Forward equity sales agreements	49,951	3,845	77,648	20,526
Weighted average common shares outstanding - diluted	48,498,181	46,822,465	48,523,038	46,350,498

Earnings per share:
Basic	$1.15	$0.79	$1.98	$1.54
Diluted	$1.15	$0.79	$1.97	$1.53

1    During the three and six months ended June 30, 2026, we had 33,133 RSUs and 31,609 RSUs, respectively, that were excluded from the computations of diluted weighted average common shares outstanding because they were anti-dilutive. There were no RSUs outstanding during the three and six months ended June 30, 2025.
2    During the three and six months ended June 30, 2026, we had 396,285 stock options and 251,067 stock options, respectively, that were excluded from the computations of diluted weighted average common shares outstanding because they were anti-dilutive. During the three and six months ended June 30, 2025, we had 39,546 stock options and 72,123 stock options, respectively, that were excluded from the computations of diluted weighted average common shares outstanding because they were anti-dilutive.

Note 14. Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, straight-line rents receivable, accounts receivable, accounts payable, other liabilities, operating lease liabilities, dividends payable and deferred income approximate their fair values on our condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025.

The following table includes the carrying amounts and fair values of certain of our financial instruments ($ in thousands):

	Net Carrying Amounts		Fair Values
	June 30,	December 31,	June 30,	December 31,
	2026	2025	2026	2025
Level 2:
Fixed rate debt	$839,677	$838,764	$787,802	$794,233
Variable rate debt	434,845	325,050	438,000	329,000
Level 3:
Mortgage and other notes receivable	209,273	203,296	205,403	201,490

We classify our fixed rate debt as a Level 2 measurement in the GAAP hierarchy. We determine the fair values of these debt instruments based on quoted prices for similar instruments or calculations utilizing model derived valuations in which significant inputs are observable in active markets.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
We classify variable rate debt as a Level 2 measurement in the GAAP hierarchy. We estimate the fair values of our borrowings under our Credit Facility and Bank Term Loan at their notional amounts due to the predominance of floating interest rates, which generally reflect market conditions.

We classify mortgage and other notes receivable as Level 3 measurements in the GAAP hierarchy. We estimate the fair values of these financial instruments using projected payoff valuations based on the expected future cash flows and credit risk of the borrower. If the repayment of a loan is expected to be provided solely from the collateral, we estimate the projected payoff of the loan based on the estimated fair value of the collateral, net of selling costs.

Our real estate properties and intangible assets are remeasured at fair value on a non-recurring basis. We classify these assets as Level 3 measurements in the GAAP hierarchy. When indicators of potential impairment exists, we estimate the fair value of the identified asset or group of assets using the income approach and unobservable data, such as expected future cash flows, estimated capitalization and discount rates. We also consider national, regional and local industry market data, including comparable sales information, and may engage an external third-party appraiser to assist us in our estimations of fair value. We estimate the fair values of assets classified as held for sale based on our current sales price expectation, net of selling costs.

We did not remeasure the fair values of our real estate properties and intangible assets as of June 30, 2026 and December 31, 2025, except for the properties reclassified to assets held for sale, net.

Note 15. Income Taxes

During each of the three and six months ended June 30, 2026, we recognized deferred income tax expense of $0.7 million in our condensed consolidated statements of income which was primarily attributable to the changes in the operations and investments within our TRS. We did not have any current income tax expense in these periods. During each of the three and six months ended June 30, 2025, we did not recognize any income tax expense in our condensed consolidated statements of income.

As of June 30, 2026 and December 31, 2025, we had deferred tax assets, net of valuation allowances, of $6.0 million and $4.4 million, respectively, primarily related to federal and state net operating loss carryforwards of our TRS. As of June 30, 2026 and December 31, 2025, we had deferred tax liabilities of $6.7 million and $4.4 million, respectively, primarily related to the income tax losses associated with our investment in Timber Ridge OpCo that exceeded those recognized under GAAP and differences in the financial reporting basis and income tax basis of our real estate properties in the TRS.

Our income tax returns are generally subject to examination by the Internal Revenue Service or state and local taxing authorities for the year ended December 31, 2022 and subsequent years. The statutes of limitations for state and local examinations may vary across the states in which we operate.

Note 16. Segment Reporting

Our business consists of two operating segments, Real Estate Investments and SHOP, which are also our reportable segments. In the Real Estate Investments segment, we invest in SHOs and medical facilities and lease these properties to third-party healthcare operators. We do not have involvement in the operations at these properties. In addition to our real estate property investments, we enter into financing arrangements with our tenants, or their affiliates, and other third-party healthcare operators which are primarily used to fund their acquisitions, construction projects and other operating needs. In the SHOP segment, we invest in SHOs and outsource the operations of these properties to third-party managers. We pay a management fee for the services provided by the managers pursuant to the terms of individual management agreements. Each of the units at these properties is subject to a customized agreement between us and the resident which outlines the fees charged for the unit and services agreed to by the resident.

Our President and Chief Executive Officer serves as our Chief Operating Decision Maker (“CODM”). Our CODM reviews financial and other performance information quarterly based upon segment net operating income (“NOI”). We define NOI as total revenues, less tenant reimbursements of property operating expenses and senior housing operating expenses. Our CODM evaluates and uses NOI in making decisions about resource allocations to the segments and in assessing the property-level performance of our investment portfolios. The CODM evaluates revenues and operating expenses on a comparative basis for each segment, both sequentially and year-over-year, and also evaluates budget-to-actual variances of our segments on a quarterly basis. For our SHOP segment, the CODM reviews additional key performance indicators based on the revenues and operating expenses per occupied or available resident unit and based on revenues and functional expenses by resident.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
We do not allocate non-property expenses to our operating segments in determining NOI. Our non-segment / corporate assets primarily include cash and cash equivalents and our corporate office buildings.

On August 1, 2025, we entered into a series of concurrent transactions that included the transition of seven properties from the Real Estate Investments segment to the SHOP segment. The operating results of these properties have been reflected in the SHOP segment in the current year periods and in the Real Estate Investments segment in the prior year periods. There were no real estate property transitions between our segments in the three and six months ended June 30, 2026 and 2025. We do not have any other inter-segment transactions.

The following tables provide information on our operating segments ($ in thousands):

	Three Months Ended June 30, 2026
	Real Estate		Non-Segment /
	Investments	SHOP	Corporate	Total
Revenues:
Rental income	$71,390	$—	$—	$71,390
Resident fees and services	—	44,779	—	44,779
Interest and other income	5,150	—	—	5,150
Total revenues	76,540	44,779	—	121,319
Utilities	—	2,277	—	2,277
Dietary	—	2,667	—	2,667
Labor	—	18,297	—	18,297
Taxes and insurance	2,742	3,100	—	5,842
Management fees	—	2,172	—	2,172
Other senior housing operating expenses[1]	—	5,244	—	5,244
NOI	73,798	11,022	—	84,820
Depreciation and amortization	16,337	9,192	19	25,548
Interest expense	—	—	15,814	15,814
Legal expense	—	—	445	445
Franchise, excise and other taxes	—	—	213	213
General and administrative expenses	—	—	8,823	8,823
Loan and realty gains, net	(59)	—	—	(59)
Gains on dispositions of real estate properties	(21,967)	—	—	(21,967)
Other non-operating income	—	—	(86)	(86)
Income tax expense	—	—	732	732
Net income (loss)	$79,487	$1,830	$(25,960)	$55,357

1    Amount includes general and administrative costs and marketing expenses.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	Three Months Ended June 30, 2025
	Real Estate		Non-Segment /
	Investments	SHOP	Corporate	Total
Revenues:
Rental income	$70,270	$—	$—	$70,270
Resident fees and services	—	14,217	—	14,217
Interest and other income	6,175	—	—	6,175
Total revenues	76,445	14,217	—	90,662
Utilities	—	940	—	940
Dietary	—	1,104	—	1,104
Labor	—	4,324	—	4,324
Taxes and insurance	2,914	1,413	—	4,327
Management fees	—	710	—	710
Other senior housing operating expenses[1]	—	1,905	—	1,905
NOI	73,531	3,821	—	77,352
Depreciation and amortization	17,095	2,811	12	19,918
Interest expense	180	—	14,821	15,001
Legal expense	—	—	1,095	1,095
Franchise, excise and other taxes	—	—	243	243
General and administrative expenses	—	—	6,125	6,125
Proxy contest and related expenses	—	—	1,308	1,308
Loan and realty gains, net	(1,393)	—	—	(1,393)
Gains on dispositions of real estate properties	(110)	—	—	(110)
Gains from equity method investment	(1,524)	—	—	(1,524)
Net income (loss)	$59,283	$1,010	$(23,604)	$36,689

1    Amount includes general and administrative costs and marketing expenses.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	Six Months Ended June 30, 2026
	Real Estate		Non-Segment /
	Investments	SHOP	Corporate	Total
Revenues:
Rental income	$144,540	$—	$—	$144,540
Resident fees and services	—	81,839	—	81,839
Interest and other income	10,070	—	—	10,070
Total revenues	154,610	81,839	—	236,449
Utilities	—	4,749	—	4,749
Dietary	—	4,900	—	4,900
Labor	—	32,996	—	32,996
Taxes and insurance	5,546	5,996	—	11,542
Management fees	—	4,118	—	4,118
Other senior housing operating expenses[1]	—	9,167	—	9,167
NOI	149,064	19,913	—	168,977
Depreciation and amortization	32,899	16,306	34	49,239
Interest expense	—	—	30,854	30,854
Legal expense	—	—	750	750
Franchise, excise and other taxes	—	—	428	428
General and administrative expenses	—	—	16,674	16,674
Loan and realty gains, net	(109)	—	—	(109)
Gains on dispositions of real estate properties	(24,579)	—	—	(24,579)
Other non-operating income	—	—	(121)	(121)
Income tax expense	—	—	732	732
Net income (loss)	$140,853	$3,607	$(49,351)	$95,109

Capital expenditures	$19,453	$221,504	$390	$241,347

1    Amount includes general and administrative costs and marketing expenses.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	Six Months Ended June 30, 2025
	Real Estate		Non-Segment /
	Investments	SHOP	Corporate	Total
Revenues:
Rental income	$139,136	$—	$—	$139,136
Resident fees and services	—	28,156	—	28,156
Interest and other income	12,666	—	—	12,666
Total revenues	151,802	28,156	—	179,958
Utilities	—	2,037	—	2,037
Dietary	—	2,149	—	2,149
Labor	—	8,623	—	8,623
Taxes and insurance	5,801	2,951	—	8,752
Management fees	—	1,401	—	1,401
Other senior housing operating expenses[1]	—	4,088	—	4,088
NOI	146,001	6,907	—	152,908
Depreciation and amortization	33,483	5,569	23	39,075
Interest expense	929	—	28,409	29,338
Legal expense	—	—	2,521	2,521
Franchise, excise and other taxes	—	—	512	512
General and administrative expenses	—	—	12,954	12,954
Proxy contest and related expenses	—	—	1,572	1,572
Loan and realty gains, net	(1,407)	—	—	(1,407)
Gains on dispositions of real estate properties	(224)	—	—	(224)
Gains from equity method investment	(1,939)	—	—	(1,939)
Net income (loss)	$115,159	$1,338	$(45,991)	$70,506

Capital expenditures	$141,833	$2,462	$—	$144,295

1    Amount includes general and administrative costs and marketing expenses.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
The following table provides a summary of our total assets by segment ($ in thousands):

	June 30,	December 31,
	2026	2025
Real Estate Investments segment	$2,207,329	$2,282,128
SHOP segment	719,135	503,201
Non-segment / corporate	37,738	11,558
Total assets	$2,964,202	$2,796,887

Note 17. Variable Interest Entities

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

We acquired three portfolios of real estate properties during the six months ended June 30, 2026. Each of these acquisitions was structured as a reverse exchange transaction under Section 1031 of the Internal Revenue Code using special purpose entities ("SPE") that were owned by a qualified intermediary. The reverse exchange transactions related to these acquisitions were completed on July 1, 2026 when the NHC properties were sold. We determined the SPEs are VIEs due to the insufficiency of the equity at risk and deemed that we are the primary beneficiary of these VIEs as we retain both the economic and legal benefits and obligations related to these entities. As a result, we recognize the SPEs on a consolidated basis in our financial statements.

The following table provides information on the assets and liabilities of our consolidated VIEs ($ in thousands):

	June 30,	December 31,
	2026	2025
Real Estate Investments segment:
Real estate properties, net	$128,289	$112,717
Cash and cash equivalents	1,051	1,020
Straight-line rents receivable	318	554
Other assets, net	1,481	2,751
SHOP segment:
Real estate properties, net	492,675	290,691
Cash and cash equivalents	10,690	8,121
Other assets, net	4,969	1,457
Accounts payable and other liabilities	8,497	5,473

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

The following table provides a summary of our relationships and sources of exposure related to our unconsolidated VIEs as of June 30, 2026 ($ in thousands):

Year			Net	Maximum
of Initial		Source of	Carrying	Exposure	Note
Involvement	Name	Exposure	Amounts	to Loss	References
2014	Senior Living	Various[1]	$38,319	$54,819	Notes 4, 5
2016	Senior Living Management	Note	12,000	12,000	Note 4
2018	Bickford	Notes	15,997	27,540	Note 4
2019	Encore Senior Living	Various[2]	52,045	63,569	N/A
2020	Timber Ridge OpCo	Various[3]	(5,712)	(712)	Notes 6, 7
2020	Senior Living Hospitality Group	Various[1]	13,249	13,773	N/A
2021	Montecito Medical Real Estate	Notes	6,629	6,629	N/A
2021	Vizion Health	Various[1]	17,970	17,970	N/A
2021	Navion Senior Solutions	Various[4]	7,038	9,188	N/A
2024	Mainstay Healthcare	Note	9,064	9,064	N/A
2026	Senior Residential Realty LP	Note	5,537	5,537	N/A

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references throughout this document to “NHI” or the “Company” include National Health Investors, Inc. and its consolidated subsidiaries. In accordance with the “Plain English” guidelines of the Securities and Exchange Commission (“SEC”), this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 (“Quarterly Report”) has been written in the first person. In this document, the words “we”, “our”, “ours” and “us” refer only to National Health Investors, Inc. and its consolidated subsidiaries and not any other person.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report and other materials we have filed or may file with the SEC, as well as information included in oral statements made, or to be made, by our senior management, contain certain “forward-looking statements” as that term is defined by the Private Securities Litigation Reform Act of 1995. All statements regarding our expected future financial position, results of operations, cash flows, funds from operations, continued performance improvements, ability to service and refinance our debt obligations, ability to finance growth opportunities and similar statements including, without limitation, those containing words such as “may”, “will”, “should”, “believes”, “anticipates”, “expects”, “intends”, “estimates”, “plans”, “projects”, “target”, “likely” and other similar expressions are forward-looking statements.

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in forward-looking statements as a result of factors including, but not limited to including, the following:

•We depend on the operating success of our tenants, borrowers and managers, and if their financial condition or business prospects deteriorate, our business, financial condition and results of operations could be adversely affected;
•Our tenants, borrowers and managers may become subject to bankruptcy or insolvency proceedings;
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
•We are exposed to risks related to government regulations and payors, principally Medicare and Medicaid, and the effect of changes to laws, regulations and reimbursement rates on the businesses of our tenants, borrowers and managers;
•The cash flows of our tenants, borrowers and managers may be adversely affected by increased liability claims and liability insurance costs;
•Significant legal or regulatory proceedings could adversely affect the liquidity, financial condition and results of operations of our tenants, borrowers and managers;
•We may not be fully indemnified by our tenants, borrowers and managers against future litigation;
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

•A cybersecurity incident or other form of data breach involving our business and its information could cause a loss of confidential consumer and other personal information, give rise to remediation and other expenses, expose us to liability under privacy and security and consumer protection laws, subject us to federal and state governmental inquiries, damage our reputation and otherwise be disruptive to our business;
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
•We are subject to certain provisions of Maryland law, and in our charter and bylaws that could hinder, delay or prevent a change in control transaction, even if the transaction involves a premium price for our common stock or our stockholders believe such transaction to be otherwise in their best interests; and
•We may not be able to successfully redeploy the net proceeds from the sale of the National HealthCare Corporation (“NHC”) properties in a manner that generates comparable returns.

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

Executive Overview

National Health Investors, Inc., established in 1991 as a Maryland corporation, is a self-managed REIT. We own, lease, operate and finance the development of high-quality real estate properties throughout the United States, focusing on senior housing communities and medical facilities. We operate through two reportable segments, Real Estate Investments and SHOP. Our investments in senior housing communities (“SHO”) include independent living facilities (“ILF”), assisted living facilities (“ALF”), entrance fee communities (“EFC”) and senior living campuses (“SLC”). Our investments in medical facilities include skilled nursing facilities (“SNF”) and hospitals (“HOSP”). Our investments across both segments are funded primarily through (i) operating cash flows, (ii) debt and (iii) sales of equity securities.

In our Real Estate Investments segment, our revenues primarily consist of the rental income we generate from triple-net leases with third-party healthcare operators at our owned properties. We also generate revenues from interest income on financing arrangements we provide to our tenants, or their affiliates, and other third-party healthcare operators. Our financing arrangements include mortgages, construction loans, mezzanine loans and revolving lines of credit which provide funding for the acquisition or construction of new healthcare properties, renovation and expansion projects at existing healthcare properties and working capital or other corporate needs.

In our SHOP segment, we generate revenues from the fees charged to the residents at our SHOs, which include room and care charges, community fees and other charges for optional services available to the residents. We utilize third-party managers to operate these properties on our behalf and pay a management fee to these third parties for their services.

We are dependent on the successful operating performance of our tenants, borrowers and managers. We are exposed to the risk that these parties may experience operating difficulties in the normal course of business that could have a material adverse effect on their ability to meet their financial and other contractual obligations with us, which could also have a material adverse impact on our results of operations and liquidity. We continually monitor the operating performance and financial stability of our tenants, borrowers and managers by reviewing the applicable property operating results, assessing covenant compliance with our lease and loan agreements and performing our own property inspections, among other activities.

NHC Leased Portfolio Disposition

In April 2026, we executed a purchase and sale agreement with NHC/Op, L.P., a wholly owned subsidiary of NHC, and certain of its affiliates (collectively, the “NHC Purchaser”) related to the sale of our portfolio of 35 properties in our Real Estate Investments segment that were leased to NHC. These properties consisted of 32 SNFs and three ILFs which were initially acquired by us in 1991. As of June 30, 2026, these properties were classified as assets held for sale on our condensed consolidated balance sheet and had an aggregate net carrying value of $13.6 million. We completed the sale of this portfolio on July 1, 2026 for cash consideration of $560.0 million.

Contemporaneously with the closing of the sale of the NHC leased portfolio, we executed a partial master lease termination and partial assignment and assumption of the master lease agreement terminating our master lease agreement with NHC with respect to all properties, except four subleased properties located in Florida. We assigned to the NHC Purchaser, and the NHC Purchaser assumed from us, the master lease for the subleased properties. In July 2026, we recognized a reversal of deferred income of $0.5 million related to the lease termination as part of the gain on the sale of these properties.

Real Estate Investments Portfolio

As of June 30, 2026, our Real Estate Investments segment included real estate properties and financing arrangements involving 152 properties located in 29 states. Our 137 owned properties were leased to 26 tenants primarily under triple-net leases and consisted of 88 ALFs, 12 EFCs, six SLCs, 30 SNFs and one HOSP with an aggregate gross carrying value of $2.4 billion. Our financing arrangements included mortgage and other notes receivable with an aggregate gross carrying value of $224.5 million, which excludes $15.3 million of credit loss reserves. Additionally, we had 37 owned properties with an aggregate gross carrying value of $161.5 million that were classified as assets held for sale as of June 30, 2026, which included 35 properties leased to NHC and sold to an affiliate of NHC on July 1, 2026. The properties classified as assets held for sale included 34 SNFs and three ILFs.

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

Senior Housing Operating Portfolio

As of June 30, 2026, our SHOP segment investments included 42 SHOs located in 16 states and comprised of 22 ILFs, 13 SLCs and seven ALFs with a combined total of 4,001 units. The aggregate gross carrying value of these properties was $854.8 million. We have structured the operations at these properties to comply with the requirements of the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”). We utilize our TRS for activities that would otherwise be non-qualifying for REIT purposes.

We are not directly exposed to the credit risk of the third-party managers at the properties in our SHOP segment in the same manner or to the same extent as the credit risk exposure we have related to the tenants of our triple-net leases in the Real Estate Investments segment. However, we rely on the managers’ personnel, expertise, technology resources, information systems, proprietary information, good faith and judgment in operating our SHOs effectively and efficiently. We also rely on the managers to set appropriate pricing for resident fees and services and to operate our communities in compliance with the terms of the management agreements and all applicable laws and regulations.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates from the information provided in “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report.

Investment Portfolio Summary

The following table provides a summary of the investment portfolios of our Real Estate Investments and SHOP segments by property type as of June 30, 2026 and for the six months ended June 30, 2026 ($ in thousands):

			Net
			Operating	% of	Gross
	Number of	Number of	Income	Total	Carrying
	Properties[1]	Units / Beds	(“NOI”)	NOI	Amounts[2]
Real Estate Investments segment:
Real estate properties:
Senior housing - need-driven:
Assisted living facilities	88	4,861	$48,804	28.9%	$1,081,967
Senior living campuses	6	622	4,174	2.5%	93,490
Total senior housing - need-driven	94	5,483	52,978	31.4%	1,175,457
Senior housing - discretionary:
Entrance fee communities	12	3,210	34,493	20.4%	805,621
Total senior housing - discretionary	12	3,210	34,493	20.4%	805,621
Total senior housing	106	8,693	87,471	51.8%	1,981,078
Medical facilities:
Skilled nursing facilities	30	3,689	23,140	13.7%	401,684
Hospitals	1	71	2,150	1.3%	42,298
Total medical facilities	31	3,760	25,290	15.0%	443,982
Other[3]	—	—	26,233	15.5%	—
Total real estate properties	137	12,453	138,994	82.3%	2,425,060
Mortgage and other notes receivable:
Senior housing - need-driven	10	844	4,778	2.8%	117,372
Senior housing - discretionary	1	141	506	0.3%	11,150
Skilled nursing facilities	3	367	552	0.3%	14,763
Hospitals	1	36	1,280	0.8%	27,424
Other notes	—	—	2,954	1.7%	53,828
Total mortgage and other notes receivable	15	1,388	10,070	5.9%	224,537
Total Real Estate Investments segment	152	13,841	149,064	88.2%	2,649,597
SHOP segment:
Real estate properties:
Independent living facilities	22	2,274	9,478	5.6%	491,413
Senior living campuses	13	1,290	7,455	4.4%	279,888
Assisted living facilities	7	437	2,980	1.8%	83,459
Total SHOP segment	42	4,001	19,913	11.8%	854,760
Total investment portfolio	194	17,842	$168,977	100.0%	$3,504,357

1    The table above excludes our corporate office buildings and properties classified as assets held for sale as of June 30, 2026. Assets held for sale included 34 SNFs and three ILFs. We do not have any ownership in the properties presented in the mortgage and other notes receivable section of this table.
2    As of June 30, 2026, the aggregate gross carrying amount of our corporate office buildings was $3.0 million and the aggregate gross carrying amount of properties classified as assets held for sale was $161.5 million. We had $15.3 million of credit loss reserves related to our mortgage and other notes receivable as of June 30, 2026. Each of these amounts has been excluded from the table above.
3    Other primarily includes the NOI of properties sold and the NOI and gross carrying amounts of properties classified as assets held for sale as of June 30, 2026.

As of June 30, 2026, our average effective annualized NOI for leased properties in our Real Estate Investments segment was $20,761 per unit for ALFs, $13,424 per unit for SLCs, $21,503 per unit for EFCs, $12,602 per bed for SNFs and $60,574 per bed for HOSPs. As of June 30, 2026, the average effective annualized NOI for our SHOP segment was $11,611 per unit.

The following table provides a summary of the investment portfolios of our Real Estate Investments and SHOP segments by operator type as of June 30, 2026 and for the six months ended June 30, 2026 ($ in thousands):

			% of	Gross
	Number of		Total	Carrying
	Properties[1]	NOI	NOI	Amounts[2]
Real Estate Investments segment:
Public	25	$18,016	10.6%	$346,252
National chain (privately owned)	10	8,929	5.3%	242,308
Regional	109	90,717	53.7%	1,955,212
Small	8	5,168	3.1%	105,825
Other[3]	—	26,234	15.5%	—
Total Real Estate Investments segment	152	149,064	88.2%	2,649,597
SHOP segment	42	19,913	11.8%	854,760
Total investment portfolio	194	$168,977	100.0%	$3,504,357

1    The table above excludes our corporate office buildings and properties classified as assets held for sale as of June 30, 2026. We have mortgage and other notes receivable on our condensed consolidated balance sheet included in this Quarterly Report related to 15 of the properties included in the table above. We do not have any ownership in these properties.
2    As of June 30, 2026, the aggregate gross carrying amount of our corporate office buildings was $3.0 million and the aggregate gross carrying amount of properties classified as assets held for sale was $161.5 million. We had $15.3 million of credit loss reserves related to our mortgage and other notes receivable as of June 30, 2026. Each of these amounts has been excluded from the table above.
3    Other primarily includes the NOI of properties sold and the NOI and gross carrying amounts of properties classified as assets held for sale as of June 30, 2026.

The following table provides more detailed information on the real estate properties and NOI of our SHOP segment as of June 30, 2026 and for the six months ended June 30, 2026 ($ in thousands):

				Gross
	Number of	Number of		Carrying
	Properties	Units	NOI	Amounts
Properties in the SHOP segment since July 1, 2025	15	1,732	$6,594	$376,458
Acquisitions	20	1,331	7,701	286,716
Transitioned properties	7	938	5,618	191,586
Total SHOP segment	42	4,001	$19,913	$854,760

The following table provides a summary of our NOI based on the geographical location of the real estate properties ($ in thousands):

	Six Months Ended
	June 30,
	2026	2025
South Carolina	$20,627	$18,462
Texas	15,912	16,098
Florida	15,191	13,611
North Carolina	11,913	11,881
Tennessee	11,621	9,706
All other states	93,713	83,150
Total NOI	$168,977	$152,908

Recent Investments Activity

Acquisitions

During the six months ended June 30, 2026, we completed the following acquisitions of real estate properties ($ in thousands):

				Buildings,	Other
		Number		Improvements	Assets and
		of		and	Liabilities,
Operators / Managers	Period	Properties	Land	Intangibles	Net[1]	Total
Real Estate Investments segment:
The Fellowship Family	Q2 2026	2	$1,723	$15,788	$—	$17,511
SHOP segment:
Allegro Living Management	Q1 2026	9	9,201	96,287	—	105,488
Generations, LLC	Q2 2026	7	15,064	90,825	998	106,887
Total acquisitions			$25,988	$202,900	$998	$229,886

1    We recognized a right-of-use asset of $3.0 million and an operating lease liability of $2.0 million related to a ground lease that we assumed in an acquisition.

Dispositions

During the six months ended June 30, 2026, we completed the following dispositions of real estate properties ($ in thousands):

		Number		Net	Gains
		of	Net	Carrying	on
Operators	Period	Properties	Proceeds	Amounts	Dispositions
Real Estate Investments segment:
The Brook Retirement Communities	Q1 2026	1	$6,662	$4,175	$2,487
PruittHealth - Orangeburg[1]	Q2 2026	1	3,170	2,369	801
Bickford Senior Living (“Bickford”)[2]	Q2 2026	1	4,345	3,562	783
Santé - Silverdale[3]	Q2 2026	1	39,000	18,802	20,198
Wingate Living[4]	Q2 2026	1	45,284	45,222	62
Total dispositions			$98,461	$74,130	$24,331

1    This property was acquired by the tenant pursuant to a purchase option in the respective lease agreement.
2    This property was classified as assets held for sale on our condensed consolidated balance sheet as of December 31, 2025.
3    The tenant acquired this property pursuant to a purchase and sale agreement that was executed in 2024.
4    The net proceeds received on the sale of this property included a $5.5 million mortgage note from an affiliate of the buyer.

Assets Held For Sale

As of June 30, 2026, we had 37 properties in our Real Estate Investments segment that were classified as assets held for sale on our condensed consolidated balance sheet included in this Quarterly Report. We sold these properties in July 2026. As of December 31, 2025, we had one property in our Real Estate Investments segment that was classified as assets held for sale which was sold in April 2026.

Third Quarter of 2026 Dispositions

In July 2026, we completed the sale of two properties located in Texas for $19.0 million in cash consideration. These properties were included in the Real Estate Investments segment and classified as assets held for sale as of June 30, 2026.

Reference the “NHC Leased Portfolio Disposition” section in the “Executive Overview” above.

Bickford Lease and Loan Modifications

As of June 30, 2026, we leased 37 SHOs with a combined total of 2,068 units to Bickford pursuant to four master leases which mature in 2028 through 2035. In April 2026, the Bickford master lease agreements were amended increasing the combined annual base rent for the Bickford portfolio to $38.4 million with annual rent escalators ranging between 2.0% and 3.0%. Pursuant to these amendments, Bickford is also required to pay us contingent rent based on a percentage of the combined monthly revenues for all of the properties leased to Bickford that exceeds a base amount. Bickford has been a cash basis tenant since 2022 when we received financial information from Bickford raising substantial doubt about its ability to continue as a going concern. As of June 30, 2026, these concerns had not been alleviated.

Additionally, we have an agreement with Bickford to fund up to $8.0 million of capital improvements on various properties in the Bickford portfolio. Pursuant to the terms of this agreement, rental income increases at an annual lease rate of 8.0% applied to the amount expended. In connection with the master lease amendments discussed above, we also extended the available funding period of this agreement through June 2027. As of June 30, 2026, we had $6.1 million funded under this agreement.

In April 2026, we modified two of our loan agreements with Bickford to extend the maturities by three years. The maturity of a fully funded construction loan with Bickford was extended to July 2029. As of June 30, 2026, the principal amount outstanding on this construction loan was $14.7 million and the annual interest rate was 9.0%. We also extended the maturity of a second mortgage note with Bickford to April 2029. As of June 30, 2026, the principal amount outstanding on this mortgage note was $11.5 million and the annual interest rate was 10.0%. This mortgage note has not been recognized on our condensed consolidated balance sheets. Reference the “Bickford Loans” section in Note 4 of our condensed consolidated financial statements included in this Quarterly Report for additional information.

Impairments and Credit Loss Reserves

We are subject to risks arising from periods of high inflation and rising interest rates related to our investments. We are also subject to risks that our tenants, borrowers and managers may experience financial difficulties in their operations that could negatively impact the net realizable values of our properties and the collectability of our mortgage and other notes receivable.

During each of the three and six months ended June 30, 2026 and 2025, we did not have any impairments to our real estate properties or any significant increases in the credit loss reserves on our mortgage and other notes receivable. We believe the net carrying amounts of our investments are recoverable as of June 30, 2026. However, it is possible that future events or circumstances, including any changes in market conditions or interest rates, could require us to make significant adjustments to the carrying amounts of our investments in the future.

Tenant Leases

Our tenant leases are typically structured as triple-net leases on single-tenant properties and have initial lease terms of 10 years to 15 years with one or more five-year extension options. As a result, we may have reporting periods in which we experience few, if any, lease renewals or expirations.

We recognize the contractual amounts of base rental income from a tenant lease on a straight-line basis over the initial term of the lease, subject to a collectability assessment. Most of our tenant leases contain annual rent escalators, which may be fixed or variable. Certain of our tenant leases provide for additional contingent rent based on a percentage of the tenant’s revenues exceeding a specified base amount or threshold defined in the lease agreement.

Tenant Concentrations

The following table provides information on our tenant concentrations exceeding 10% of our total revenues in the six months ended June 30, 2026 ($ in thousands):

	June 30, 2026		Six Months Ended June 30,
	Real	Mortgage	2026		2025
	Estate	and Other		% of		% of
	Properties[1]	Notes[2]	Revenues[3]	Total	Revenues[3]	Total

Senior Living	$633,053	$—	$28,469	12.0%	$27,447	15.3%
Bickford[4]	426,275	15,899	N/A	N/A	21,318	11.8%
Escrow funds received from tenants for
property operating expenses	—	—	5,546	2.3%	5,801	3.2%
Other	1,365,732	208,638	120,595	51.1%	97,236	54.1%
Total tenant concentrations	$2,425,060	$224,537	154,610	65.4%	151,802	84.4%
Resident fees and services[5]			81,839	34.6%	28,156	15.6%
Total revenues			$236,449	100.0%	$179,958	100.0%

1    Real estate properties have been stated at their gross carrying amounts. Total real estate properties, as presented in the table above, excludes $3.0 million related to our corporate office buildings, $161.5 million related to properties classified as assets held for sale and $854.8 million related to the properties in our SHOP segment.
2    Mortgage and other notes receivable have been stated at their gross carrying amounts. Total mortgage and other notes receivable, as presented in the table above, excludes $15.3 million of credit loss reserves.
3    Revenues related to properties that have been sold and revenues related to properties classified as assets held for sale as of June 30, 2026 have been included in other revenues for both periods in the table above.
4    Bickford’s revenues for the six months ended June 30, 2026 have been included in other revenues because they were less than 10% of total revenues during this period.
5    There are no concentrations in revenues from resident fees and services because the resident agreements at the SHOs in our SHOP segment are between us and the individual residents.

During the six months ended June 30, 2026 and 2025, rental income from the NHC leased portfolio was $22.1 million, or 9.3%, and $20.6 million, or 11.4%, respectively, which included contingent rental income of $5.7 million and $4.2 million, respectively. A final true-up of contingent rental income for the period from January 1, 2026 through July 1, 2026 will be recognized in the third quarter of 2026.

As of June 30, 2026, our real estate properties located in South Carolina represented 12.2% of the gross carrying amounts of our total real estate properties on our condensed consolidated balance sheet included in this Quarterly Report. We did not include three properties located in South Carolina that were classified as assets held for sale as of June 30, 2026 in our calculation. There were no other states where our geographical concentration in real estate properties was 10% or greater as of June 30, 2026.

Senior Living Leases

As of June 30, 2026, we leased 11 SHOs with a combined total of 2,499 units to Senior Living. During the six months ended June 30, 2026 and 2025, we recognized straight-line rent revenue adjustments of $(0.8) million and $(0.4) million, respectively, related to these leases.

Cash Basis Tenants

During each of the three and six months ended June 30, 2026 and 2025, we had two tenants on the cash basis of accounting for revenue recognition.

A summary of lease payments received from cash basis tenants follows ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Bickford	$10,924	$9,993	$21,129	$19,977
Other	1,518	1,482	3,033	2,962
Total lease payments from cash basis tenants	$12,442	$11,475	$24,162	$22,939

Tenant Purchase Options

Certain of our tenant leases provide the tenant with an option to purchase the applicable property at a fixed base price, a fixed base price plus a specified share in any appreciation of the property or a price based on a specified fixed minimum internal rate of return on our investment. As of June 30, 2026, we had three properties with an aggregate net carrying value of $71.2 million that were subject to tenant purchase options with exercise dates between 2029 and 2031. During each of the six months ended June 30, 2026 and 2025, the aggregate rental income from these properties was $4.7 million.

As of June 30, 2026, we cannot reasonably estimate the probability that any of these tenant purchase options will be exercised in the future. We expect the consideration received from the exercise of any of these tenant purchase options will exceed the respective property’s net carrying value at the time of the sale.

Tenant Monitoring

The following table provides a summary of the average occupancy rates of our real estate properties leased to Senior Living and Bickford for the periods indicated:

	Number of
	Properties	Q2 2026	Q1 2026	Q4 2025	Q3 2025	Q2 2025
Senior Living[1]	10	86.4%	86.6%	84.9%	83.9%	83.9%
Senior Living	11	86.3%	86.6%	84.9%	83.9%	83.8%
Bickford[2]	37	84.7%	84.6%	84.7%	87.2%	86.2%

1    The average occupancy rates for all periods presented exclude a 251-unit CCRC acquired in October 2025.
2    The average occupancy rates for all periods presented exclude an ALF which was sold in April 2026.

The following table provides a summary of the average occupancy rates of the real estate properties in our SHOP segment for the periods indicated:

	Q2 2026	Q1 2026	Q4 2025	Q3 2025	Q2 2025
Number of properties at the end of the period	15	15	15	15	15
SHOP segment[1]	85.1%	85.8%	86.4%	87.9%	89.1%

Number of properties at the end of the period	42	35	26	22	15
Total SHOP segment	85.9%	86.6%	86.9%	87.2%	89.1%

1    The average occupancy rates for all periods presented are based on the 15 real estate properties that have been in the SHOP segment since July 1, 2025.

The operators of the real estate properties in our Real Estate Investments segment report to us the results of their operations on a periodic basis, which we in turn subject to further analysis as a means of monitoring potential credit risks within our portfolio. We have identified EBITDARM, which is calculated as earnings before interest, income taxes, depreciation, amortization, rent and management fees, as a primary performance measure for evaluating our tenants based on the operating results they have reported to us. We believe EBITDARM is useful in our most fundamental analyses, as it is a property-level measure of an operator’s success, by eliminating the effects of the operator’s method of acquiring the use of its assets (interest and rent), its non-cash expenses (depreciation and amortization expense) and its expenses that are dependent on the operator’s level of success (income taxes). In addition, EBITDARM excludes the effect of the operator’s payment of its management fees, as typically those fees are contractually subordinate to our lease payments. For operators of our EFCs, our calculation of EBITDARM includes certain other cash flow adjustments, which are typical in the REIT industry, including, but not limited to including, the net cash flows from entrance fees, amortization of deferred entrance fees, adjustments for tenant rent obligations and management fee true-ups. The eliminations and adjustments described above are reflected in the covenants of our tenant leases and provide us with a comparable basis for assessing our various relationships.

We believe that EBITDARM is a useful measure in analyzing the cash potential of a group of assets. We use EBITDARM to calculate a coverage ratio (EBITDARM / cash rent) which provides us with a measure of an operator’s ability to meet its monthly obligations. In addition to EBITDARM and this coverage ratio, we rely on a detailed balance sheet analysis and other analytical procedures to help us identify potential areas of concern relative to an operator’s ability to generate sufficient liquidity to meet its obligations, including its obligations to continue to pay the amounts due to us. Within the REIT industry, a lag exists in the timing of when operators report their results of operations. Across our portfolio, our operators typically report their operating results to us within either 30 days or 45 days and, at the latest, within 90 days of month end.

The following tables provides a summary of our portfolio coverage and occupancy ratios related to the owned real estate properties in our owned real estate properties in the Real Estate Investments segment by property type on a trailing 12-month basis as of March 31, 2026 and 2025, the most recent periods available, excluding properties classified as assets held for sale as of June 30, 2026 and development and lease-up properties operating less than 24 months. The tables include pro forma cash rent from tenant acquired properties that have been in the portfolio less than 24 months that that have stabilized operations.

	Senior	Medical
Ratios by property type:	Housing	Facilities	Total
Number of properties	104	31	135
Q1 2026 coverage	1.62x	2.66x	1.86x
Q1 2026 occupancy	87.0%	80.9%	85.1%
Q1 2025 coverage	1.52x	2.26x	1.69x
Q1 2025 occupancy	86.0%	78.8%	83.8%

				Discretionary
		Need-Driven		(Excluding
	Need-	(Excluding		Senior
Ratios by senior housing property class:	Driven	Bickford)	Discretionary	Living)
Number of properties	90	53	14	4
Q1 2026 coverage	1.49x	1.37x	1.77x	2.02x
Q1 2026 occupancy	86.9%	87.7%	87.1%	90.6%
Q1 2025 coverage	1.38x	1.21x	1.68x	2.16x
Q1 2025 occupancy	85.6%	85.3%	86.4%	91.2%

	Senior
Ratios by tenant:	Living[1]	Bickford[2]
Number of properties	11	37
Q1 2026 coverage	1.66x	1.67x
Q1 2026 occupancy	84.8%	85.7%
Q1 2025 coverage	1.49x	1.65x
Q1 2025 occupancy	83.5%	86.1%

1    Senior Living operates 10 discretionary EFCs and one need-driven ALF.
2    Bickford’s coverage ratios on a pro forma basis, which include the impact of the April 2026 base rent reset, were 1.54x and 1.50x, respectively, for the trailing 12-months ended March 31, 2026 and 2025.

Fluctuations in our portfolio coverage and occupancy ratios primarily result from market and economic trends, local market competition, new or changing regulatory factors and the operational success of our tenants. In addition to the analysis above, we also perform analysis and make decisions with respect to our tenants at an individual lease level. Generally, we have security deposits and/or corporate guarantees in place with many of our tenants if lease payment shortfalls materialize. In some instances, we may require a tenant to increase their security deposit with us in an amount equal to the lease payment shortfall until the required tenant lease coverage ratio is met. We monitor economic and financial conditions and also use credit enhancements, such as requiring our tenants to maintain security deposits and corporate guarantees with us, to mitigate the impact of an economic downturn on our business. The ratios presented in the tables above do not reflect the impact of these security deposits.

Results of Operations
The following tables provide a summary of our operating results ($ in thousands):

	Three Months Ended
	June 30,		Change
	2026	2025	$	%
Revenues:
Rental income:
Acquisitions	$3,648	$1,270	$2,378	NM
Transitioned properties	—	2,235	(2,235)	(100.0)%
Dispositions and assets held for sale	11,302	11,927	(625)	(5.2)%
All other tenant leases	53,941	51,615	2,326	4.5%
Total cash rental income	68,891	67,047	1,844	2.8%
Straight-line rent revenue adjustments	597	1,034	(437)	(42.3)%
Escrow funds received from tenants for
property operating expenses	2,742	2,914	(172)	(5.9)%
Amortization of lease incentives	(840)	(725)	(115)	15.9%
Total rental income	71,390	70,270	1,120	1.6%
Resident fees and services	44,779	14,217	30,562	NM
Interest income from mortgage and other notes receivable	5,150	6,140	(990)	(16.1)%
Other income	—	35	(35)	(100.0)%
Total revenues	121,319	90,662	30,657	33.8%
Expenses:
Depreciation and amortization:
Acquisitions	5,862	436	5,426	NM
Dispositions and assets held for sale	677	1,075	(398)	(37.0)%
All other assets	19,009	18,407	602	3.3%
Total depreciation and amortization	25,548	19,918	5,630	28.3%
Interest expense	15,814	15,001	813	5.4%
Senior housing operating expenses	33,757	10,396	23,361	NM
Legal expense	445	1,095	(650)	(59.4)%
Franchise, excise and other taxes	213	243	(30)	(12.3)%
General and administrative expenses	8,823	6,125	2,698	44.0%
Proxy contest and related expenses	—	1,308	(1,308)	(100.0)%
Taxes and insurance on leased properties	2,742	2,914	(172)	(5.9)%
Loan and realty gains, net	(59)	(1,393)	1,334	(95.8)%
Total expenses	87,283	55,607	31,676	57.0%
Gains on dispositions of real estate properties	21,967	110	21,857	NM
Other non-operating income	86	—	86	NM
Income before income taxes and equity
method investment	56,089	35,165	20,924	59.5%
Income tax expense	(732)	—	(732)	NM
Gains from equity method investment	—	1,524	(1,524)	(100.0)%
Net income	55,357	36,689	18,668	50.9%
Add: Net loss attributable to noncontrolling interests	314	298	16	5.4%
Net income attributable to stockholders	55,671	36,987	18,684	50.5%
Less: Net income allocated to participating securities	(95)	(49)	(46)	93.9%
Net income attributable to common stockholders	$55,576	$36,938	$18,638	50.5%
NM - Not meaningful

Financial highlights of our results of operations for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 were as follows:

•Rental income increased $1.1 million, or 1.6%, which primarily included a $3.0 million increase from 11 properties acquired since April 1, 2025, partially offset by a $1.9 million decrease from seven properties transitioned to the SHOP segment in August 2025.
•Resident fees and services, less senior housing operating expenses, increased $7.2 million, which primarily included a $4.7 million increase from acquisitions of 20 properties since April 1, 2025 and a $2.7 million increase from the seven transitioned properties discussed above.
•Interest income from mortgage and other notes receivable decreased $1.0 million, or 16.1%, primarily due to a net reduction in the principal amounts of mortgage and other notes receivable outstanding in the current period compared to the prior year period.
•Depreciation and amortization increased $5.6 million, or 28.3%, primarily due to a $5.4 million increase from our acquisitions activity since April 1, 2025.
•Interest expense increased $0.8 million, or 5.4%, which included a $4.7 million increase from our 2033 Senior Notes issued in September 2025, partially offset by repayments of the bank term loan and a private placement note and also partially offset by the impact of lower interest rates on our variable rate debt.
•Legal expense decreased $0.7 million, or 59.4%, primarily due to costs incurred in the prior year period related to the transitioning of seven properties to the SHOP segment in August 2025.
•General and administrative expenses increased $2.7 million, or 44.0%, primarily due to higher compensation costs and costs incurred in the current period related to our chief financial officer (“CFO”) transition.
•Proxy contest and related expenses of $1.3 million for the three months ended June 30, 2025 consisted of proxy advisory costs related to our response to a proxy campaign associated with our 2025 annual meeting of stockholders.
•Loan and realty gains, net, of $1.4 million for the three months ended June 30, 2025 included a $1.8 million reduction in our credit loss reserves as a result of a non-performing loan repayment received in the period.
•Gains on dispositions of real estate properties of $22.0 million for the three months ended June 30, 2026 primarily related to the sale of four properties in our Real Estate Investments segment.
•Gains from equity method investment of $1.5 million for the three months ended June 30, 2025 related to cash distributions received from this investment.
•Income tax expense of $0.7 million for the three months ended June 30, 2026 consisted of deferred income tax expense primarily resulting from the changes in the operations and investments within our TRS during the period.

	Six Months Ended
	June 30,		Change
	2026	2025	$	%
Revenues:
Rental income:
Acquisitions	$10,305	$3,426	$6,879	NM
Transitioned properties	—	4,371	(4,371)	(100.0)%
Dispositions and assets held for sale	25,435	25,129	306	1.2%
All other tenant leases	103,499	99,415	4,084	4.1%
Total cash rental income	139,239	132,341	6,898	5.2%
Straight-line rent revenue adjustments	1,320	2,444	(1,124)	(46.0)%
Escrow funds received from tenants for
property operating expenses	5,546	5,801	(255)	(4.4)%
Amortization of lease incentives	(1,565)	(1,450)	(115)	7.9%
Total rental income	144,540	139,136	5,404	3.9%
Resident fees and services	81,839	28,156	53,683	NM
Interest income from mortgage and other notes receivable	10,067	12,589	(2,522)	(20.0)%
Other income	3	77	(74)	(96.1)%
Total revenues	236,449	179,958	56,491	31.4%
Expenses:
Depreciation and amortization:
Acquisitions	11,000	1,417	9,583	NM
Dispositions and assets held for sale	1,716	2,234	(518)	(23.2)%
All other assets	36,523	35,424	1,099	3.1%
Total depreciation and amortization	49,239	39,075	10,164	26.0%
Interest expense	30,854	29,338	1,516	5.2%
Senior housing operating expenses	61,926	21,249	40,677	NM
Legal expense	750	2,521	(1,771)	(70.2)%
Franchise, excise and other taxes	428	512	(84)	(16.4)%
General and administrative expenses	16,674	12,954	3,720	28.7%
Proxy contest and related expenses	—	1,572	(1,572)	(100.0)%
Taxes and insurance on leased properties	5,546	5,801	(255)	(4.4)%
Loan and realty gains, net	(109)	(1,407)	1,298	(92.3)%
Total expenses	165,308	111,615	53,693	48.1%
Gains on dispositions of real estate properties	24,579	224	24,355	NM
Other non-operating income	121	—	121	NM
Income before income taxes and equity
method investment	95,841	68,567	27,274	39.8%
Income tax expense	(732)	—	(732)	NM
Gains from equity method investment	—	1,939	(1,939)	(100.0)%
Net income	95,109	70,506	24,603	34.9%
Add: Net loss attributable to noncontrolling interests	664	646	18	2.8%
Net income attributable to stockholders	95,773	71,152	24,621	34.6%
Less: Net income allocated to participating securities	(173)	(101)	(72)	71.3%
Net income attributable to common stockholders	$95,600	$71,051	$24,549	34.6%

NM - Not meaningful

Financial highlights of our results of operations for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 were as follows:

•Rental income increased $5.4 million, or 3.9%, which primarily included an $8.5 million increase from 14 properties acquired since January 1, 2025, partially offset by a $4.2 million decrease from seven properties transitioned to the SHOP segment in August 2025.
•Resident fees and services, less senior housing operating expenses, increased $13.0 million, which primarily included a $7.7 million increase from acquisitions of 20 properties since January 1, 2025 and a $5.6 million increase from the seven transitioned properties discussed above.
•Interest income from mortgage and other notes receivable decreased $2.5 million, or 20.0%, primarily due to a net reduction in the principal amounts of mortgage and other notes receivable outstanding in the current period compared to the prior year period.
•Depreciation and amortization increased $10.2 million, or 26.0%, primarily due to a $9.6 million increase from our acquisitions activity since January 1, 2025.
•Interest expense increased $1.5 million, or 5.2%, which included a $9.4 million increase from our 2033 Senior Notes issued in September 2025, partially offset by repayments of the bank term loan and a private placement note and also partially offset by the impact of lower interest rates on our variable rate debt.
•Legal expense decreased $1.8 million, or 70.2%, primarily due to costs incurred in the prior year period related to a large transaction in the SHOP segment that did not materialize and the transitioning of seven properties to the SHOP segment in August 2025.
•General and administrative expenses increased $3.7 million, or 28.7%, primarily due to higher compensation costs and costs incurred in the current period related to our CFO transition.
•Proxy contest and related expenses of $1.6 million for the six months ended June 30, 2025 consisted of proxy advisory costs related to our response to a proxy campaign associated with our 2025 annual meeting of stockholders.
•Loan and realty gains, net, of $1.4 million for the six months ended June 30, 2025 included a $1.8 million reduction in our credit loss reserves as a result of a non-performing loan repayment received in the period.
•Gains on dispositions of real estate properties of $24.6 million for the six months ended June 30, 2026 primarily related to the sale of five properties in our Real Estate Investments segment.
•Gains from equity method investment of $1.9 million for the six months ended June 30, 2025 related to cash distributions received from this investment.
•Income tax expense of $0.7 million for the six months ended June 30, 2026 consisted of deferred income tax expense primarily resulting from the changes in the operations and investments within our TRS during the period.

Liquidity and Capital Resources

As of June 30, 2026, we had $262.0 million available to draw on our $700.0 million unsecured revolving credit facility (the “Credit Facility”), $30.4 million of unrestricted cash and cash equivalents, $20.0 million of restricted cash and the ability to access $500.0 million through the issuance of common stock under our ATM equity program. We also maintain an effective automatic shelf registration statement permitting us to raise capital through the issuance of additional debt or equity securities.

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

The following table provides information on our cash flows ($ in thousands):

	Six Months Ended
	June 30,		Change
	2026	2025	$	%
Cash, cash equivalents and restricted cash
at the beginning of the period	$19,624	$26,502	$(6,878)	(26.0)%
Net cash provided by operating activities	118,413	106,295	12,118	11.4%
Net cash used in investing activities	(147,300)	(123,785)	(23,515)	19.0%
Net cash provided by financing activities	59,697	10,311	49,386	NM
Cash, cash equivalents and restricted cash
at the end of the period	$50,434	$19,323	$31,111	NM

NM - Not meaningful

Operating Activities – Net cash provided by operating activities for the six months ended June 30, 2026 included increased revenues, net of operating expenses, as a result of our acquisitions activity in both segments and increased revenues resulting from the annual rent escalators on our existing tenant leases. These increases were partially offset by the current period impact of dispositions of real estate properties and a lease incentive payment with no comparable activity in the prior year period.

Investing Activities – Net cash used in investing activities for the six months ended June 30, 2026 primarily included $241.0 million of investments in new and existing real estate properties in both segments and $12.2 million of new investments in mortgage and other notes receivable, partially offset by $93.0 million of net proceeds received from dispositions of properties in our Real Estate Investments segment and $12.9 million of repayments on mortgage and other notes receivable.

Financing Activities – Net cash provided by financing activities for the six months ended June 30, 2026 was comprised primarily of net borrowings of $234.0 million on our Credit Facility, $44.9 million of proceeds from the issuance of common shares under our ATM equity program, repayment of the remaining $125.0 million due on our bank term loan and $89.0 million of dividends paid to our stockholders.

Debt Obligations

As of June 30, 2026, we had $1.3 billion of outstanding indebtedness. Reference “Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report for information on the impact of interest rate risk on our business.

Revolving Credit Facility and Bank Term Loan - We have a $700.0 million Credit Facility which matures in October 2028 and may be extended by us pursuant to (i) one or both of the six-month extension options or (ii) one 12-month extension option. We most recently amended the Credit Facility in October 2025 to remove the 0.10% credit spread adjustment applicable to the Secured Overnight Financing Rate (“SOFR”) interest rates. Borrowings under the Credit Facility bear interest, at our election, at one of the following: (a) Term SOFR plus a margin ranging from 0.725% to 1.400%; (b) Daily SOFR plus a margin ranging from 0.725% to 1.400%; or (c) the base rate plus a margin ranging from 0.000% to 0.400%. In each election, the actual margin is determined according to our credit ratings. The base rate means, for any day, a fluctuating rate per annum equal to the highest of (x) the agent’s prime rate, (y) the federal funds rate on such day plus 0.50% or (z) the adjusted Term SOFR for a one-month tenor in effect on such day plus 1.00%. In addition, the Credit Facility requires a facility fee ranging from 0.125% to 0.300% which is determined based on our credit ratings on the $700.0 million committed capacity, without regard to usage.

As of June 30, 2026, we had $262.0 million available to draw on our Credit Facility. The Credit Facility is subject to usual and customary covenants which include, among other stipulations, a requirement that we maintain certain financial ratios within limits set by our creditors. As of June 30, 2026, we were in compliance with these covenants.

In June 2026, we repaid the remaining $125.0 million outstanding on our unsecured bank term loan (the “Bank Term Loan”) upon maturity. The Bank Term Loan bore interest at a variable interest rate based on SOFR plus a margin determined based on our credit ratings.

Pinnacle Bank is a participating member of our banking group. The chairman of our board of directors is also the chief banking officer and vice chairman of the board of directors of Pinnacle Financial Partners, Inc., the holding company for Pinnacle Bank. Our corporate banking transactions are conducted primarily through Pinnacle Bank.

2031 Senior Notes - In January 2021, we issued $400.0 million in aggregate principal amount of 3.00% unsecured senior notes that mature in February 2031 (the “2031 Senior Notes”). The 2031 Senior Notes were sold at an issue price of 99.196% of face value, before the underwriters’ discount. Interest on the 2031 Senior Notes is due semi-annually. The 2031 Senior Notes are subject to affirmative and negative covenants, including financial covenants. As of June 30, 2026, we were in compliance with these covenants.

2033 Senior Notes - In September 2025, we issued $350.0 million in aggregate principal amount of 5.35% unsecured senior notes that mature in February 2033 (the “2033 Senior Notes”). The 2033 Senior Notes were sold at an issue price of 98.903% of face value, before the underwriters’ discount. Interest on the 2033 Senior Notes began accruing in February 2026 and is due semi-annually. The 2033 Senior Notes are subject to affirmative and negative covenants, including financial covenants. As of June 30, 2026, we were in compliance with these covenants.

Private Placement Note - As of June 30, 2026, the principal amount outstanding on our private placement note was $100.0 million. The note bears interest at 4.51% and matures in January 2027.

Debt Maturities - Reference Note 8 of our condensed consolidated financial statements included in this Quarterly Report.

Credit Ratings - Fitch Ratings most recently reaffirmed its public issuer credit rating of “BBB-” and revised its rating outlook to “Positive” from “Stable” for NHI on June 29, 2026. Moody’s Investors Services most recently reaffirmed its credit rating of “Baa3”, its senior unsecured debt rating of “Baa3” and “Stable” outlook for NHI on September 21, 2025. S&P Global most recently reaffirmed its credit rating of “BBB-” and “Stable” outlook for NHI on October 6, 2025.

The following table provides additional information on the SOFR-based credit spread adjustments and facility fees that are applicable to our Credit Facility after taking into consideration the impact of credit ratings:

	Credit
	Spread	Facility
Credit Ratings	Adjustments	Fees
A-/A3	0.725%	0.125%
BBB+/Baa1	0.775%	0.150%
BBB/Baa2	0.850%	0.200%
BBB-/Baa3	1.050%	0.250%
Lower than BBB-/Baa3	1.400%	0.300%

Any reduction in outlook or downgrade in our credit ratings from the rating agencies could negatively impact our costs of borrowings. If our credit rating from at least two rating agencies is downgraded below “BBB-/Baa3”, we may be subject to increases in the interest rates and fees on our debt in accordance with the applicable debt agreements.

Debt Metrics - We believe the ratio of Adjusted EBITDA to Fixed Charges, also referred to as fixed charge coverage ratio, and the ratio of Consolidated Net Debt to Adjusted EBITDA are meaningful measures of our ability to service our current debt. We define Adjusted EBITDA as net income before interest expense, income taxes, depreciation and amortization expense, impairments of real estate properties, gains on dispositions of real estate properties, write-offs of straight-line rents receivable and certain other items. We define Fixed Charges as interest expense at contractual rates, net of capitalized interest and principal payments on debt. We define Consolidated Net Debt as debt less cash and cash equivalents. We consider these ratios useful when comparing the strength of our consolidated balance sheet to our peer group. We believe that our consolidated balance sheet gives us a competitive advantage in accessing additional capital in the debt markets.

For the six months ended June 30, 2026, our fixed charge coverage ratio was 5.2x. Reference the “Adjusted EBITDA” section in “Non-GAAP Financial Measures” below for a table showing this calculation.

The following table provides a summary of the calculation of our Consolidated Net Debt to annualized Adjusted EBITDA ratio, which gives effect on an annualized basis to the impact of our acquisitions and dispositions of real estate properties, new financing arrangements and note payoffs occurring during the three months ended June 30, 2026 ($ in thousands):

Consolidated Total Debt	$1,274,522
Less: Cash and cash equivalents	(30,388)
Consolidated Net Debt	$1,244,134

Adjusted EBITDA	$75,638
Annualized adjustment	226,914
Annualized impact of recent investments, dispositions and note payoffs	1,216
Annualized Adjusted EBITDA	$303,768

Consolidated Net Debt to Annualized Adjusted EBITDA	4.1x

Supplemental Guarantor Financial Information

The principal amounts outstanding on each of our debt instruments as of June 30, 2026 were fully and unconditionally guaranteed on a senior unsecured basis by each of our subsidiaries, except for certain excluded subsidiaries (the “Guarantors”). The Guarantors are either owned or controlled by, or are affiliates of, us.

The following tables present summarized financial information as of June 30, 2026 and for the six months ended June 30, 2026 for NHI and the Guarantors on a combined basis after eliminating (i) intercompany transactions and balances among the Guarantors and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor ($ in thousands):

Real estate properties, net	$2,121,879
Other assets, net	292,785
Note receivable due from a non-guarantor subsidiary	81,502
Total assets	$2,496,166

Debt, net	$1,274,522
Other liabilities	93,325
Total liabilities	$1,367,847

Redeemable noncontrolling interest	$10,367
Noncontrolling interests	$1,218

Revenues	$204,794
Interest income related to a note receivable due from a non-guarantor subsidiary	3,000
Expenses	137,256
Gains on dispositions of real estate properties	24,579
Other non-operating income	102
Income tax expense	732
Net income	$94,487
Net income attributable to NHI and the subsidiary guarantors	$95,151

Equity and Dividends

As of June 30, 2026, we had 49,115,748 shares of common stock outstanding with a market value of $3.7 billion. Total equity on our condensed consolidated balance sheet included in this Quarterly Report was $1.6 billion as of June 30, 2026.

Shelf Registration Statement - In March 2026, we renewed our automatic shelf registration statement on file with the SEC, which allows us to offer and sell to the public an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units at prices and on terms to be announced when and if such securities are offered. The details of any future offerings, along with the use of proceeds from any securities offered, will be described in a prospectus supplement, or other offering materials, at the time of the offering.

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

During the six months ended June 30, 2026, we settled the remaining $44.9 million of ATM forward equity sales agreements that were outstanding under our previous ATM equity program. As of June 30, 2026, we had $500.0 million in availability under our ATM equity program.

We use ATM equity program proceeds to rebalance our leverage in response to our acquisitions activity which keeps our alternatives flexible for financing further growth of our business. We have historically used the proceeds received from the ATM equity program for general corporate purposes, acquisitions and repayment of indebtedness, including borrowings under our Credit Facility. We view our ATM equity program as an effective way to match-fund our smaller acquisitions by exercising control over the timing and size of transactions and achieving a more favorable cost of capital as compared to larger follow-on offerings.

Dividends - Our board of directors approves a quarterly dividend on a recurring basis which is reflective of our expected annual taxable income. Taxable income is determined in accordance with the Internal Revenue Code and differs from net income for financial statement reporting purposes that has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Our board of directors has historically directed us towards maintaining a strong consolidated balance sheet. Therefore, we consider the competing interests of short-term and long-term debt interest rates, maturities and other terms versus the higher cost of new equity, and we accept some level of risk associated with leveraging our investments. We intend to continue to make new investments that meet our underwriting criteria and where the credit spread over our costs of debt and equity capital on a leverage-neutral basis will generate sufficient returns to our stockholders. We do not expect to utilize borrowings to satisfy the payment of dividends and project that our cash flows from operations will be adequate to fund dividends at the current rate.

We intend to comply with REIT dividend requirements that require us to distribute at least 90% of our annual taxable income. Historically, we have distributed at least 100% of our annual taxable income. Dividends declared for the fourth quarter of each fiscal year that are paid by the end of the following January are treated for federal income tax purposes, with some exceptions, as having been paid in the fiscal year just ended as permitted in Section 857(b)(9) of the Internal Revenue Code. To the extent a portion or all of such dividend exceeds our current year earnings and profits, the excess amount of such dividend is treated as having been received in the year paid for federal income tax purposes.

The following table provides information on the dividends declared by our board of directors for the periods indicated:

Date	Date	Date Paid	Quarterly Dividend
Declared	of Record	or Payable	Per Share
August 5, 2025	September 30, 2025	October 31, 2025	$0.92
November 5, 2025	December 31, 2025	January 30, 2026	$0.92
February 17, 2026	March 31, 2026	May 1, 2026	$0.92
May 1, 2026	June 30, 2026	August 7, 2026	$0.92

On August 7, 2026, our board of directors declared a $0.94 per share dividend payable on November 6, 2026 to common stockholders of record as of September 30, 2026.

Material Cash Requirements

As of July 31, 2026, we had $51.2 million of cash and cash equivalents, $334.5 million of restricted cash related to a Section 1031 exchange transaction and $502.0 million of availability under our Credit Facility. Our expected material cash requirements for the 12-months ending June 30, 2027 and thereafter consist of long-term debt maturities, interest payments on our debt and other contractually obligated expenditures. We expect to meet our short-term liquidity needs largely through cash generated from operations, borrowings under our Credit Facility and net proceeds from dispositions of real estate properties, although we may also choose to seek alternative sources of liquidity. Should we have additional liquidity needs, we believe that we could access long-term financing in the debt and equity capital markets.

We believe our current liquidity position, supplemented by our ability to generate positive cash flows from operations in the future, and our low net leverage will be sufficient to meet all of our short-term and long-term financial commitments.

Contractual Obligations and Contingent Liabilities

A summary of our contractual obligations as of June 30, 2026 follows ($ in thousands):

		Less Than	One Year	Three Years	More Than
	Total	One Year	to Three Years	to Five Years	Five Years
Debt, including interest expense[1]	$1,515,567	$155,388	$528,743	$455,077	$376,359
Loan commitments	34,898	33,698	1,200	—	—
Development commitments	10,142	—	10,142	—	—
Total contractual obligations	$1,560,607	$189,086	$540,085	$455,077	$376,359

1 These amounts include the respective principal amounts outstanding on each of our debt instruments by maturity period. Interest expense was calculated using the weighted average interest rates on each of our debt instruments as of June 30, 2026. We have also included a facility fee of 0.25% related to the Credit Facility.

A summary of our outstanding loan commitments as of June 30, 2026 follows ($ in thousands):

	Type of	Type of	Total
	Property	Commitment	Commitments	Funded	Remaining
Carriage Crossing Senior Living
Bloomington[1]	SHO	Mortgage	$2,000	$(800)	$1,200
Encore Senior Living	SHO	Construction loan	56,525	(45,000)	11,525
Mainstay Healthcare	SHO	Revolving credit	350	(350)	—
Senior Living	SHO	Revolving credit	16,500	—	16,500
Senior Living Hospitality Group	SHO	Working capital	5,000	(4,476)	524
The Sanders Trust, LLC	HOSP	Construction loan	27,720	(27,571)	149
Timber Ridge OpCo	SHO	Working capital	5,000	—	5,000
Total loan commitments			$113,095	$(78,197)	$34,898

1    Funding is contingent upon the operating performance of the respective facility.

We estimate the amounts of our unfunded loan commitments that we expect to fund and provide for necessary credit loss reserves using the same methodology as the one applied to provide for credit loss reserves on our mortgage and other notes receivable. As of June 30, 2026, our total credit loss liabilities established for unfunded loan commitments were $0.2 million

A summary of our outstanding development commitments as of June 30, 2026 follows ($ in thousands):

	Type of	Type of	Total
	Property	Commitment	Commitments	Funded	Remaining
Bickford	SHO	Renovation	$8,000	$(6,097)	$1,903
Juniper Communities, LLC	SHO	Renovation	750	—	750
Mainstay Healthcare	SHO	Renovation	250	(146)	104
Senior Living	SHO	Renovation	10,000	(6,889)	3,111
Spring Arbor	SHO	Renovation	3,000	—	3,000
William James Group, LLC	SHO	Renovation	600	(576)	24
The Fellowship Family	SHO	Renovation	1,000	—	1,000
Encore	SHO	Renovation	250	—	250
Total development commitments			$23,850	$(13,708)	$10,142

A summary of our outstanding contingency commitments as of June 30, 2026 follows ($ in thousands):

	Type of	Total
	Contingency	Commitments	Funded	Remaining
Compass Senior Living	Acquisition consideration	$2,750	$—	$2,750
IntegraCare	Lease inducement	750	—	750
Navion Senior Solutions	Lease inducement	4,850	(2,700)	2,150
Spring Arbor	Lease inducement	10,000	(9,237)	763
Total contingency commitments		$18,350	$(11,937)	$6,413

Litigation

From time to time, we are a party to various lawsuits, investigations, claims and other legal and regulatory proceedings arising in connection with our business. Such claims may include, among other things, professional and general liability claims, as well as regulatory proceedings related to our SHOP segment. Further, from time to time, we are a party to certain legal proceedings for which third parties, such as our tenants, borrowers and managers, are contractually obligated to indemnify us from and against various claims, litigation and liabilities arising in connection with their respective businesses. Management believes that the ultimate resolution of all such pending proceedings will not have a material adverse effect on our financial condition, results of operations or cash flows.

Non-GAAP Financial Measures

The supplemental performance measures described below may not be comparable to similarly titled measures used by other REITs. These performance measures do not represent cash generated from operating activities in accordance with GAAP as they exclude the changes in operating assets and liabilities, and therefore should not be considered an alternative to net income as an indication of our performance or an alternative to net cash flows from operating activities, as determined in accordance with GAAP as a measure of liquidity, and are not necessarily indicative of cash available to fund cash needs. We calculate basic and diluted weighted average shares outstanding on a similar basis to GAAP when calculating our non-GAAP financial measures on a per share basis.

Funds From Operations (“FFO”) and Funds Available for Distribution (“FAD”)

FFO and Normalized FFO are important supplemental performance measures for REITs. These performance measures are useful in that the historical cost accounting convention under GAAP requires real estate assets, other than land, to be depreciated over their estimated useful lives implying that the realizable values of real estate assets diminish predictably over time. Since real estate asset values typically rise and fall with market conditions, presentations of operating results of REITs using the historical cost accounting convention could be considered less informative to investors and should be supplemented with a measure such as FFO. FFO was designed by the REIT industry as a supplemental performance measure to address this issue.

Normalized FAD is also an important supplemental performance measure for REITs. It is a useful measure of liquidity and serves as an indicator of our ability to distribute dividends to our stockholders each period. GAAP requires a lessor to recognize contractual lease payments as income on a straight-line basis over the expected term of the lease. This straight-line rent adjustment has the effect of reporting rental income that is significantly more or less than the contractual cash flows received pursuant to the terms of the lease agreements. GAAP also requires any discount or premium related to indebtedness and debt issuance costs to be amortized as non-cash adjustments to earnings. Normalized FAD includes adjustments for these types of non-cash items of a recurring nature typical to REITs and is further adjusted to reflect the cash outflows for recurring capital expenditures. Certain other costs that fluctuate that are not related to the recurring business are also excluded from Normalized FAD.

Our FFO per diluted share for the six months ended June 30, 2026 increased $0.08 per share, or 3.4%, compared to the six months ended June 30, 2025 primarily due to new investments completed since January 1, 2025, partially offset by dispositions of real estate properties since January 1, 2025. FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and applied by us, is calculated using the two-class method in which net income is allocated to common stockholders and holders of participating securities based on their respective weighted average shares outstanding during the period. We define FFO as net income attributable to common stockholders excluding gains on dispositions of real estate properties, impairments of real estate properties and real estate depreciation and amortization expense. These exclusions are adjusted to remove the impact of amounts that are attributable to noncontrolling interests and holders of participating securities. Our definition of FFO aligns with NAREIT FFO.

Our Normalized FFO per diluted share for the six months ended June 30, 2026 increased $0.05 per share, or 2.1%, compared to the six months ended June 30, 2025 primarily due to our acquisitions and dispositions activity discussed above and additionally due to the proxy contest and related expenses which occurred in the prior year period. We define Normalized FFO as FFO excluding certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current periods to similar prior periods. These adjustments may include, but are not limited to including, impairments of non-real estate assets, gains or losses on non-real estate assets and liabilities and recoveries of previous write-downs on mortgage and other notes receivable.

Our Normalized FAD for the six months ended June 30, 2026 increased $12.1 million, or 10.8%, compared to the six months ended June 30, 2025 primarily due to net impact of our acquisitions activity. We define Normalized FAD as Normalized FFO excluding straight-line rent revenue adjustments, amortization of lease incentives, non-real estate depreciation and amortization expense, amortization of debt issuance costs and discounts and certain transaction costs. We also adjust Normalized FAD for the net change in our credit loss reserves, share-based compensation expense, SHOP capital expenditures, deferred income tax expense, as well as certain non-cash items related to our equity method investment, such as straight-line lease expense and amortization of purchase accounting adjustments. We remove the impact of the above adjustments that are attributable to noncontrolling interests and holders of participating securities.

The following table reconciles our net income attributable to common stockholders, the most directly comparable GAAP financial measure, to NAREIT FFO, Normalized FFO and Normalized FAD and provides supplemental information on basic and diluted earnings per share using these metrics ($ in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income attributable to common stockholders	$55,576	$36,938	$95,600	$71,051
Real estate depreciation and amortization	24,583	19,477	47,415	38,241
Real estate depreciation attributable to noncontrolling interests	(404)	(414)	(806)	(827)
Gains on dispositions of real estate properties	(21,967)	(110)	(24,579)	(224)
Adjustments attributable to holders of participating securities	(4)	—	(24)	—
NAREIT FFO attributable to common stockholders	57,784	55,891	117,606	108,241
Proxy contest and related expenses	—	1,308	—	1,572
Normalized FFO attributable to common stockholders	57,784	57,199	117,606	109,813
Straight-line rent revenue adjustments	(597)	(1,034)	(1,320)	(2,444)
Straight-line rent revenue adjustments attributable to
noncontrolling interests	(26)	(23)	(49)	(35)
Amortization of lease incentives	840	725	1,565	1,450
Amortization of lease incentives attributable to
noncontrolling interests	(127)	(127)	(254)	(254)
Non-real estate depreciation and amortization	965	441	1,824	834
Non-real estate depreciation and amortization attributable to
noncontrolling interests	(77)	(64)	(151)	(119)
Amortization of debt issuance costs	643	859	1,287	1,753
Amortization of debt discounts	211	81	421	161
Gains from equity method investment	—	(1,524)	—	(1,939)
Adjustments attributable to equity method investment, net	(324)	(383)	(723)	(648)
Equity method investment non-refundable fees received	500	623	627	933
Equity method investment recurring capital expenditures	(186)	(156)	(262)	(281)
SHOP recurring capital expenditures	(1,066)	(382)	(1,785)	(744)
SHOP recurring capital expenditures attributable to
noncontrolling interests	54	44	93	92
Credit loss benefit	(59)	(1,393)	(109)	(1,407)
Share-based compensation expense	2,360	1,071	4,600	3,629
Deferred income tax expense	732	—	732	—
Transaction costs	—	—	—	1,164
Adjustments attributable to holders of participating securities	(7)	—	(11)	—
Normalized FAD attributable to common stockholders	$61,620	$55,957	$124,091	$111,958

Basic:
Weighted average common shares outstanding	48,435,914	46,691,953	48,379,930	46,206,225
NAREIT FFO attributable to common stockholders per share	$1.19	$1.20	$2.43	$2.34
Normalized FFO attributable to common stockholders per share	$1.19	$1.23	$2.43	$2.38
Diluted:
Weighted average common shares outstanding	48,498,181	46,822,465	48,523,038	46,350,498
NAREIT FFO attributable to common stockholders per share	$1.19	$1.19	$2.42	$2.34
Normalized FFO attributable to common stockholders per share	$1.19	$1.22	$2.42	$2.37

Adjusted EBITDA

Adjusted EBITDA is an important supplemental financial measure that we use in evaluating our performance and ability to service our debt. Our definition of Adjusted EBITDA may not be comparable to other REITs. We define Adjusted EBITDA as net income before interest expense, income taxes, depreciation and amortization expense, impairments of real estate properties, gains on dispositions of real estate properties, write-offs of straight-line rents receivable and certain other items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing Adjusted EBITDA for the current periods to similar prior periods. These other items may include, but are not limited to including, impairments of non-real estate assets, gains or losses on dispositions of non-real estate assets and liabilities, certain non-cash rental income and recoveries of previous write-downs on mortgage and other notes receivable. We also include our proportionate share of the Adjusted EBITDA adjustments to our equity method investment.

The following table reconciles our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA and provides information on our fixed charge coverage ratios ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$55,357	$36,689	$95,109	$70,506
Depreciation and amortization	25,548	19,918	49,239	39,075
Interest expense	15,814	15,001	30,854	29,338
Franchise, excise and other taxes	213	243	428	512
Income tax expense	732	—	732	—
Loan and realty gains, net	(59)	(1,393)	(109)	(1,407)
Gains on dispositions of real estate properties	(21,967)	(110)	(24,579)	(224)
Write-offs of transaction costs	—	—	—	608
Adjusted EBITDA	$75,638	$70,348	$151,674	$138,408

Fixed charges:
Interest expense at contractual rates	$14,960	$14,062	$29,146	$27,421
Principal payments on debt, excluding
balloon payments	—	110	—	222
Total fixed charges	$14,960	$14,172	$29,146	$27,643

Fixed charge coverage ratios	5.1x	5.0x	5.2x	5.0x

NOI

NOI is a supplemental financial measure used to evaluate the operating performance of real estate assets. We define NOI as total revenues, less tenant reimbursements of property operating expenses and senior housing operating expenses. We believe NOI provides relevant and useful information to investors as it measures the operating performance of real estate assets at the property level on an unleveraged basis. We also use NOI in making decisions about resource allocations to our operating segments.

The following table reconciles our net income, the most directly comparable GAAP financial measure, to NOI ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$55,357	$36,689	$95,109	$70,506
Depreciation and amortization	25,548	19,918	49,239	39,075
Interest expense	15,814	15,001	30,854	29,338
Legal expense	445	1,095	750	2,521
Franchise, excise and other taxes	213	243	428	512
General and administrative expenses	8,823	6,125	16,674	12,954
Proxy contest and related expenses	—	1,308	—	1,572
Loan and realty gains, net	(59)	(1,393)	(109)	(1,407)
Gains on dispositions of real estate properties	(21,967)	(110)	(24,579)	(224)
Other non-operating income	(86)	—	(121)	—
Income tax expense	732	—	732	—
Gains from equity method investment	—	(1,524)	—	(1,939)
NOI	$84,820	$77,352	$168,977	$152,908

The following table provides a summary of our NOI by segment ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Real Estate Investments segment	$73,798	$73,531	$149,064	$146,001
SHOP segment	11,022	3,821	19,913	6,907
Total NOI	$84,820	$77,352	$168,977	$152,908

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to risks related to fluctuations in market interest rates that affect our indebtedness and our mortgage and other notes receivable. Substantially all of our mortgages and other notes have been negotiated at fixed interest rates.

We have used derivative instruments in the past to mitigate interest rate risk. We do not use derivative financial instruments for speculative or trading purposes. We currently have no derivative financial instruments but may engage in hedging strategies in the future to manage our exposure to interest rate risk depending on our analysis of the interest rate environment and the costs and risks of such strategies.

Interest rate fluctuations generally will not affect our future results of operations or cash flows associated with our fixed rate debt, mortgages and other notes unless these financial instruments mature or are otherwise terminated and we are seeking new borrowings or to refinance these borrowings. However, interest rate fluctuations will affect the fair values of our fixed rate financial instruments from period to period. Conversely, changes in interest rates related to our variable rate debt, or any mortgages and other notes with variable interest rates, will impact our future results of operations and cash flows, but will not significantly affect the fair values of those financial instruments during the period.

The following table provides a summary of the interest rates on our debt ($ in thousands):

	June 30, 2026			December 31, 2025
	Principal	% of		Principal	% of
	Amounts	Total	Interest	Amounts	Total	Interest
	Outstanding	Debt	Rates	Outstanding	Debt	Rates
Fixed rate debt:
2031 Senior Notes - unsecured	$400,000	31.1%	3.00%	$400,000	33.9%	3.00%
2033 Senior Notes - unsecured	350,000	27.2%	5.35%	350,000	29.7%	5.35%
Private placement note - unsecured	100,000	7.8%	4.51%	100,000	8.5%	4.51%
Variable rate debt:
Revolving credit facility - unsecured	438,000	33.9%	4.67%	204,000	17.3%	4.71%
Bank term loan - unsecured	—	—%	N/A	125,000	10.6%	4.91%
Total principal amounts of debt outstanding	$1,288,000	100.0%	4.32%	$1,179,000	100.0%	4.32%

Assuming a 50 basis point (“bps”) increase or decrease in interest rates on the principal amounts of our variable rate debt outstanding as of June 30, 2026 and also assuming the amounts outstanding did not change during the period, our interest expense would increase or decrease annually by approximately $2.2 million.

The following table provides a summary of the sensitivity of our fixed rate debt as of June 30, 2026 to changes in market interest rates ($ in thousands):

	Principal		Fair Values
	Amounts	Fair	After 50 bps	After 50 bps
	Outstanding	Values	Decrease	Increase
2031 Senior Notes	$400,000	$346,473	$353,876	$338,885
2033 Senior Notes	350,000	342,454	351,279	331,916
Private placement note	100,000	98,875	99,159	98,592

As of June 30, 2026, the principal amounts of our mortgage and other notes receivable totaled $224.5 million and the estimated fair values of these investments, discounted for the change in the risk-free interest rate, totaled $205.4 million. A 50 bps increase in market interest rates as of June 30, 2026 would have resulted in a decrease in the total estimated fair values of our mortgage and other notes receivable of $9.4 million and a 50 bps decrease in market interest rates as of June 30, 2026 would have resulted in an increase in the total estimated fair values of these investments of $1.9 million.

Inflation Risk

Our tenant leases generally provide for annual escalators in the contractual amounts of base rent due to us which are calculated using a fixed rate of increase or a variable index, such as the consumer price index (“CPI”). The terms of our lease agreements may also include a minimum or maximum cap on the annual increase. Substantially all of our leases include a provision requiring the tenant to pay for the operating expenses of the respective property, whether paid directly by the tenant to the applicable third-party or reimbursed to us. We believe the impact of inflation that we may experience related to our leased properties will be at least partially offset by the contractual rent increases and property operating expense reimbursements described above.

Inflation may adversely affect the costs of labor, goods and services incurred by our tenants, borrowers and managers. In periods of inflation, any increases in operating costs experienced by our tenants, borrowers and managers could exceed the corresponding increases in revenues which may adversely affect the ability of these parties to satisfy their contractual obligations with us. Additionally, governmental regulations may be introduced during periods of inflation that reduce reimbursement rates paid to healthcare providers, which could also negatively impact the revenues of our tenants, borrowers and managers. As a result, our financial condition, results of operations and cash flows may be adversely affected by economic pressures on our tenants, borrowers and managers during periods of inflation.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operating, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rules 13a-15(f) and 15d-15(f) of the Exchange Act, we performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and the CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended June 30, 2026, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

From time to time, we are a party to various lawsuits, investigations, claims and other legal and regulatory proceedings arising in connection with our business. Such claims may include, among other things, professional and general liability claims, as well as regulatory proceedings related to our SHOP segment. Further, from time to time, we are a party to certain legal proceedings for which third parties, such as our tenants, borrowers and managers, are contractually obligated to indemnify us from and against various claims, litigation and liabilities arising in connection with their respective businesses. Management believes that the ultimate resolution of all such pending proceedings will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in “Part I, Item 1A, Risk Factors” of our Annual Report, except as noted below:

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

Item 5. Other Information

During the six months ended June 30, 2026, none of our directors or Section 16 officers adopted, modified or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit
Number	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form S-3 Registration Statement No. 333-192322)

3.2	Articles of Amendment to Articles of Incorporation, dated as of June 8, 1994, (incorporated by reference to Exhibit 3.2 to Form S-3 Registration Statement No. 333-194653)

3.3	Amendment to Articles of Incorporation, dated May 1, 2009 (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed March 23, 2009)

3.4	Amendment to Articles of Incorporation approved by stockholders on May 2, 2014 (incorporated by reference to Exhibit 3.3 to the Form 10-Q filed August 4, 2014)

3.5	Amendment to Articles of Incorporation approved by stockholders on May 6, 2020 (incorporated by reference to Exhibit 3.6 to the Form 10-Q filed August 10, 2020)

3.6	Amendment to Articles of Incorporation approved by stockholders on May 21, 2025 (incorporated by reference to Exhibit 3.6 to the Form 10-Q filed August 6, 2025)

3.7	Amended and Restated Bylaws, as approved February 17, 2023, as amended April 27, 2023 (incorporated by reference to Exhibit 3.5 to the Form 10-Q filed May 9, 2023)

10.1
Purchase and Sale Agreement, dated as of April 21, 2026 by and among National Health Investors, Inc. and NHC/OP, L.P. and certain of their respective affiliates names therein (incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed April 22, 2026)

10.2
Form of Partial Master Lease Termination Agreement and Partial Assignment and Assumption of Master Lease by and among National Health Investors, Inc. and NHC/OP, L.P. and certain of their respective affiliates named therein (included in Exhibit 10.1)

10.3
Transition Agreement and General Release, dated as of April 21, 2026, by and between National Health Investors, Inc. and John L. Spaid (incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 23, 2026)

10.4
Change in Control Severance Agreement, dated July 1, 2026, by and between National Health Investors, Inc. and Todd Siefert (incorporated by reference to Exhibit 10.1 to the Form 8-K filed July 1, 2026)

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

NATIONAL HEALTH INVESTORS, INC.

Date:	August 10, 2026	/s/ D. Eric Mendelsohn
D. Eric Mendelsohn
President, Chief Executive Officer and Director
(Principal Executive Officer and Duly Authorized Officer)

Date:	August 10, 2026	/s/ Todd M. Siefert
Todd M. Siefert
Chief Financial Officer
(Principal Financial Officer)