Form 10-Q
period 2026-09-30
NATIONAL HEALTH INVESTORS INC
filed 2026-11-09
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	_____________	to	_____________
Commission file number 001-10822
National Health Investors, Inc.
(Exact name of registrant as specified in its charter)

Maryland		62-1470956
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

222 Robert Rose Drive
Murfreesboro	Tennessee	37129
(Address of principal executive offices)		(Zip Code)

(615)	890-9100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	NHI	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2026, the registrant had 49,110,434 shares of common stock outstanding.

NATIONAL HEALTH INVESTORS, INC.

Table of Content

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share amounts)

	September 30,	December 31,
	2026	2025
	(unaudited)
Assets:
Real estate properties:
Land	$231,370	$221,660
Buildings, improvements and intangibles	3,022,976	3,054,100
Construction in progress	18,429	18,214
Total real estate properties	3,272,775	3,293,974
Less: Accumulated depreciation and amortization	(737,953)	(821,702)
Total real estate properties, net	2,534,822	2,472,272
Mortgage and other notes receivable, net of credit loss
reserves of $15,118 and $15,397, respectively	209,445	203,296
Cash and cash equivalents	46,559	19,624
Restricted cash	231,738	—
Deposits on real estate acquisitions	108,309	—
Straight-line rents receivable	74,557	78,891
Assets held for sale, net	3,050	3,562
Other assets, net	34,975	19,242
Total assets[1]	$3,243,455	$2,796,887

Liabilities and Equity:
Liabilities:
Debt, net	$1,040,329	$1,163,814
Accounts payable and other liabilities	41,375	42,070
Operating lease liabilities	3,725	1,664
Dividends payable	46,241	44,439
Deferred income	3,677	4,996
Deferred income tax liabilities, net	956	—
Total liabilities[1]	1,136,303	1,256,983
Commitments and contingencies
Redeemable noncontrolling interest	10,111	10,195
Equity:
National Health Investors, Inc. stockholders’ equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized,
49,110,434 shares and 48,302,944 shares, respectively, issued and outstanding	491	483
Capital in excess of par value	1,967,830	1,922,713
Retained earnings	3,406,304	2,747,006
Cumulative dividends	(3,284,669)	(3,148,659)
Total National Health Investors, Inc. stockholders’ equity	2,089,956	1,521,543
Noncontrolling interests	7,085	8,166
Total equity	2,097,041	1,529,709
Total liabilities and equity	$3,243,455	$2,796,887

1    Our condensed consolidated balance sheets included the following amounts related to our consolidated variable interest entities (“VIE”): $401.1 million and $403.4 million of real estate properties, net; $6.4 million and $9.1 million of cash and cash equivalents; $0.2 million and $0.6 million of straight-line rents receivable; $2.8 million and $4.2 million of other assets, net; and $6.7 million and $5.5 million of accounts payable, other liabilities and deferred income as of September 30, 2026 and December 31, 2025, respectively.

See the accompanying notes to the condensed consolidated financial statements.

Table of Content

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and $ in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues:
Rental income	$60,652	$62,178	$205,192	$201,314
Resident fees and services	47,706	21,177	129,545	49,333
Interest and other income	5,125	6,492	15,195	19,158
Total revenues	113,483	89,847	349,932	269,805
Expenses:
Depreciation and amortization	25,763	20,216	75,002	59,291
Interest expense	12,521	13,766	43,375	43,104
Senior housing operating expenses	36,188	16,253	98,114	37,502
Legal expense	1,050	134	1,800	2,655
Franchise, excise and other taxes	243	244	671	756
General and administrative expenses	8,005	6,311	24,679	19,265
Proxy contest and related expenses	—	—	—	1,572
Taxes and insurance on leased properties	2,749	2,610	8,295	8,411
Loan and realty losses (gains), net	9,717	(1,979)	9,608	(3,386)
Total expenses	96,236	57,555	261,544	169,170
Gains on dispositions of real estate properties	542,704	113	567,283	337
Other non-operating income	2,854	—	2,975	—
Income before income taxes and equity
method investment	562,805	32,405	658,646	100,972
Income tax expense	(279)	—	(1,011)	—
Gain from equity method investment	688	73	688	2,012
Net income	563,214	32,478	658,323	102,984
Add: Net loss attributable to noncontrolling interests	311	384	975	1,030
Net income attributable to stockholders	563,525	32,862	659,298	104,014
Less: Net income allocated to participating securities	(845)	(50)	(1,018)	(151)
Net income attributable to common stockholders	$562,680	$32,812	$658,280	$103,863

Weighted average common shares outstanding:
Basic	49,037,240	47,433,336	48,599,033	46,615,262
Diluted	49,041,952	47,623,623	48,696,008	46,774,872

Earnings per share:
Basic	$11.47	$0.69	$13.55	$2.23
Diluted	$11.47	$0.69	$13.52	$2.22

See the accompanying notes to the condensed consolidated financial statements.

Table of Content

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and $ in thousands)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net income	$658,323	$102,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,002	59,291
Amortization of debt issuance costs and discounts	2,515	2,575
Share-based compensation expense	6,063	4,612
Deferred income tax expense	956	—
Straight-line rent revenue adjustments	(1,780)	8,499
Non-cash rental income related to operations transfers
upon early lease terminations	—	(1,375)
Non-cash interest income on mortgage and other notes receivable	(985)	(1,203)
Other non-cash items, net	2,265	1,403
Loan and realty losses (gains), net	9,608	(3,386)
Gains on dispositions of real estate properties	(567,283)	(337)
Gain from equity method investment	(688)	(2,012)
Changes in operating assets and liabilities:
Other assets, net	(15,745)	(125)
Accounts payable and other liabilities	(1,754)	(2,587)
Deferred income	(109)	488
Net cash provided by operating activities	166,388	168,827
Cash flows from investing activities:
Acquisitions of real estate properties	(229,886)	(130,984)
Deposits on real estate acquisitions	(107,554)	—
Investments in existing real estate properties and equipment	(18,030)	(9,850)
Net proceeds from dispositions of real estate properties	666,556	—
Investments in mortgage and other notes receivable	(14,671)	(31,299)
Repayments of mortgage and other notes receivable	15,999	88,003
Distributions received from equity method investment	688	2,012
Net cash provided by (used in) investing activities	313,102	(82,118)
Cash flows from financing activities:
Proceeds from revolving credit facility	509,000	505,000
Repayments of revolving credit facility	(510,000)	(736,200)
Repayments of term loans	(125,000)	(150,815)
Proceeds from issuance of senior notes	—	346,161
Payments of debt issuance costs	—	(3,809)
Proceeds from issuance of common shares, net	44,934	134,923
Payments of equity issuance costs	(414)	(153)
Capital contributions from noncontrolling interests	700	306
Distributions paid to noncontrolling interests	(369)	(716)
Dividends paid to stockholders	(134,208)	(125,868)
Taxes paid related to net settlement of stock incentive awards	(5,415)	(415)
Cash settlement of restricted stock awards	(45)	—
Net cash used in financing activities	(220,817)	(31,586)
Increase in cash, cash equivalents and restricted cash	258,673	55,123
Cash, cash equivalents and restricted cash at the beginning of the period	19,624	26,502
Cash, cash equivalents and restricted cash at the end of the period	$278,297	$81,625

See the accompanying notes to the condensed consolidated financial statements.

Table of Content

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and $ in thousands)

	Nine Months Ended
	September 30,
	2026	2025
Supplemental disclosures of cash flow information:
Interest paid	$46,673	$43,969
Supplemental disclosures of non-cash investing and financing activities:
Real estate properties acquired to settle mortgage note receivable	—	8,600
Mortgage and other notes issued in connection with dispositions of real estate properties	5,500	—
Assets received upon early lease terminations	—	1,375
Right-of-use assets acquired in exchange for finance lease liabilities	243	22
Right-of-use assets acquired in exchange for operating lease liabilities	2,102	—
Changes in accounts payable related to real estate property renovations	(11)	(95)
Changes in accounts payable related to noncontrolling interest distributions	521	(358)

See the accompanying notes to the condensed consolidated financial statements.

Table of Content

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited and $ in thousands, except per share amounts)

			Capital in
	Common Stock		Excess of	Retained	Cumulative	Noncontrolling	Total
	Shares	Amounts	Par Value	Earnings	Dividends	Interests	Equity
Balances at June 30, 2026	49,115,748	$491	$1,966,642	$2,842,779	$(3,238,486)	$7,464	$1,578,890
Net income, excluding a net loss of $210 attributable
to redeemable noncontrolling interest	—	—	—	563,525	—	(101)	563,424
Share-based compensation expense	—	—	1,463	—	—	—	1,463
Grants of restricted stock awards	2,370	—	—	—	—	—	—
Forfeitures of restricted stock awards	(4,227)	—	—	—	—	—	—
Cash settlement of restricted stock awards	(845)	—	(45)	—	—	—	(45)
Taxes paid related to net settlement of stock incentive awards	(2,612)	—	(230)	—	—	—	(230)
Distributions declared to noncontrolling interests, excluding $46
attributable to redeemable noncontrolling interest	—	—	—	—	—	(278)	(278)
Dividends declared, $0.94 per share	—	—	—	—	(46,183)	—	(46,183)
Balances at September 30, 2026	49,110,434	$491	$1,967,830	$3,406,304	$(3,284,669)	$7,085	$2,097,041
See the accompanying notes to the condensed consolidated financial statements.

Table of Content

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited and $ in thousands, except per share amounts)

			Capital in
	Common Stock		Excess of	Retained	Cumulative	Noncontrolling	Total
	Shares	Amounts	Par Value	Earnings	Dividends	Interests	Equity
Balances at June 30, 2025	47,473,160	$475	$1,863,582	$2,675,981	$(3,060,393)	$8,328	$1,487,973
Net income, excluding a net loss of $287 attributable to redeemable noncontrolling interest
	—	—	—	32,862	—	(97)	32,765
Issuance of common shares, net	154,673	1	11,438	—	—	—	11,439
Share-based compensation expense	—	—	983	—	—	—	983
Shares issued due to stock options exercised	10,669	—	—	—	—	—	—
Taxes paid related to net settlement of stock incentive awards	—	—	(224)	—	—	—	(224)
Noncontrolling interest capital contribution	—	—	—	—	—	250	250
Distributions declared to non-controlling interests	—	—	—	—	—	(193)	(193)
Reversal of previously declared distributions
to non-controlling interest upon liquidation	—	—	—	—	—	298	298
Purchases of shares from noncontrolling interests	—	—	21	—	—	(21)	—
Dividends declared, $0.92 per share	—	—	—	—	(43,827)	—	(43,827)
Balances at September 30, 2025	47,638,502	$476	$1,875,800	$2,708,843	$(3,104,220)	$8,565	$1,489,464

See the accompanying notes to the condensed consolidated financial statements.

Table of Content

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited and $ in thousands, except per share amounts)

			Capital in
	Common Stock		Excess of	Retained	Cumulative	Noncontrolling	Total
	Shares	Amounts	Par Value	Earnings	Dividends	Interests	Equity
Balances at December 31, 2025	48,302,944	$483	$1,922,713	$2,747,006	$(3,148,659)	$8,166	$1,529,709
Net income, excluding a net loss of $684 attributable
to redeemable noncontrolling interest	—	—	—	659,298	—	(291)	659,007
Issuance of common shares, net	642,610	6	44,928	—	—	—	44,934
Equity issuance costs	—	—	(414)	—	—	—	(414)
Share-based compensation expense	—	—	6,063	—	—	—	6,063
Grants of restricted stock awards	45,415	—	—	—	—	—	—
Forfeitures of restricted stock awards	(4,227)	—	—	—	—	—	—
Cash settlement of restricted stock awards	(845)	—	(45)	—	—	—	(45)
Shares issued due to stock options exercised	130,087	2	—	—	—	—	2
Taxes paid related to net settlement of stock incentive awards	(5,550)	—	(5,415)	—	—	—	(5,415)
Distributions declared to noncontrolling interests, excluding $100
attributable to redeemable noncontrolling interest	—	—	—	—	—	(790)	(790)
Dividends declared, $2.78 per share	—	—	—	—	(136,010)	—	(136,010)
Balances at September 30, 2026	49,110,434	$491	$1,967,830	$3,406,304	$(3,284,669)	$7,085	$2,097,041
See the accompanying notes to the condensed consolidated financial statements.

Table of Content

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited and $ in thousands, except per share amounts)

			Capital in
	Common Stock		Excess of	Retained	Cumulative	Noncontrolling	Total
	Shares	Amounts	Par Value	Earnings	Dividends	Interests	Equity
Balances at December 31, 2024	45,687,942	$457	$1,736,831	$2,604,829	$(2,975,642)	$8,912	$1,375,387
Net income, excluding a net loss of $723 attributable
to redeemable noncontrolling interest	—	—	—	104,014	—	(307)	103,707
Issuance of common shares, net	1,891,021	19	134,904	—	—	—	134,923
Equity issuance costs	—	—	(153)	—	—	—	(153)
Share-based compensation expense	—	—	4,612	—	—	—	4,612
Grants of restricted stock awards	29,500	—	—	—	—	—	—
Shares issued due to stock options exercised	31,226	—	—	—	—	—	—
Taxes paid related to net settlement of stock incentive awards	(1,187)	—	(415)	—	—	—	(415)
Noncontrolling interest capital contributions	—	—	—	—	—	306	306
Distributions declared to noncontrolling interests, excluding $33
attributable to redeemable noncontrolling interest	—	—	—	—	—	(623)	(623)
Reversal of previously declared distributions
to noncontrolling interests upon liquidation	—	—	—	—	—	298	298
Purchases of shares from noncontrolling interests	—	—	21	—	—	(21)	—
Dividends declared, $2.72 per share	—	—	—	—	(128,578)	—	(128,578)
Balances at September 30, 2025	47,638,502	$476	$1,875,800	$2,708,843	$(3,104,220)	$8,565	$1,489,464

See the accompanying notes to the condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Description of the Business

National Health Investors, Inc. (“NHI”, the “Company”, “we”, “our”, “ours” and “us”), established in 1991 as a Maryland corporation, is a self-managed real estate investment trust (“REIT”). We own, lease, operate and finance the development of high-quality real estate properties throughout the United States, focusing on senior housing communities and medical facilities. Our investments in senior housing communities (“SHO”) include independent living facilities (“ILF”), assisted living facilities (“ALF”), entrance fee communities (“EFC”) and senior living campuses (“SLC”). Our investments in medical facilities include skilled nursing facilities (“SNF”) and hospitals (“HOSP”). We operate through two reportable segments, Real Estate Investments and Senior Housing Operating Portfolio (“SHOP”).

As of September 30, 2026, our Real Estate Investments segment included gross real estate investments of $2.4 billion in 136 owned properties, located in 29 states and leased to 26 tenants primarily under triple-net leases. These investments were comprised of 87 ALFs, 12 EFCs, six SLCs, 30 SNFs and one HOSP. Our Real Estate Investments segment also included $224.6 million of principal amounts outstanding on mortgage and other notes receivable as of September 30, 2026. In addition, we had one property classified as assets held for sale as of September 30, 2026.

As of September 30, 2026, our SHOP segment consisted of gross real estate investments of $860.1 million in 42 properties, located in 16 states and comprised of 22 ILFs, 13 SLCs and seven ALFs with a combined total of 4,001 units. We outsource the senior housing operations at the properties in our SHOP segment to third-party management companies that are paid a management fee for operating these properties on our behalf. As of September 30, 2026, 16 of the properties in our SHOP segment were held in consolidated partnerships in which the noncontrolling common equity interest holders are affiliates of the respective managers operating these properties on our behalf.

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

Certain of our partnerships meet the criteria for classification as VIEs. If we conclude that we are the primary beneficiary of a VIE, we consolidate the entity. We reassess the designation of an entity as a VIE upon certain events including, but not limited to, (i) a change in the contractual arrangements of the entity or in the ability of a party to exercise its participation or kick-out rights, (ii) a change to the capitalization structure of the entity or (iii) acquisitions or dispositions of interests in the entity that constitute a change in control. Reference Note 17 for additional information on our VIEs.

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

Revenue Recognition

Rental Income

We generate rental income from the real estate properties in our Real Estate Investments segment pursuant to leases between us and the tenants who operate these properties. These leases are typically triple-net operating leases with fixed annual rent escalators. We recognize the contractual amounts of base rental income from a tenant lease on a straight-line basis over the initial term of the lease, subject to a collectability assessment, and typically do not include extension terms until they are exercised. Certain of our tenant leases provide for additional contingent rent based on a percentage of the tenant’s revenues exceeding a specified base amount or threshold defined in the individual lease agreement. We recognize contingent rent as rental income beginning in the period in which the tenant’s actual reported revenues exceed the applicable base amount or threshold.

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

Certain of our tenant leases include terms that may require us to make lease incentive payments to our tenants. Lease incentives are capitalized and recognized in other assets, net, on our condensed consolidated balance sheets. Amortization of lease incentives is recognized over the respective lease terms as a reduction of rental income. Some of our lease incentives are inducements subject to a contingent event. We recognize contingent lease inducements in the period in which the uncertainty associated with the contingent consideration becomes probable that it will be subsequently resolved and that a significant reversal of amounts recognized in revenues is not likely to occur.

We assess the collectability of lease payments due from tenants on a regular basis taking into consideration factors such as a change in the tenant’s payment history, the current financial condition of the tenant, other new business or market conditions that may affect the tenant’s operations and changes in economic conditions in the geographical areas where the tenant operates. In the event that we determine the future collectability of substantially all lease payments of a tenant is no longer probable, we write off the related accounts receivable and straight-line rents receivable in the period in which this determination becomes known as a reduction of rental income and begin recognizing rental income from the tenant on a cash basis. Any recoveries of previously written-off accounts receivable are recognized as rental income in the period payment is received.

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

Real Estate Properties

Our investments in real estate properties are accounted for as asset acquisitions. We allocate the purchase price, including transaction costs, to the identifiable tangible and intangible assets acquired based on the relative fair values of the assets as of the acquisition date. Contingent consideration deemed to be probable at the acquisition date, if any, is also included in the purchase price allocation if the uncertainty associated with the contingent consideration has been resolved and a significant reversal of amounts recognized is not likely to occur. In our SHOP segment, we recognize intangible assets for in-place resident leases assumed in connection with the acquisition of real estate properties. These intangibles are recognized at their fair values as of the respective acquisition dates and included in real estate properties, net, on our condensed consolidated balance sheets.

We use the straight-line method of depreciation for buildings over their estimated useful lives ranging from 30 years to 40 years and building improvements over their estimated useful lives ranging from five years to 25 years. In-place lease intangibles are amortized using the straight-line method over the estimated absorption periods. Repairs and maintenance costs are expensed as incurred.

Impairment of Long-Lived Assets

We monitor events and changes in circumstances, including factors such as the operating performance of our investments and general market conditions in the areas where we own properties, which could indicate that the carrying amounts of our long-lived assets may not be recoverable. When indicators of potential impairment are present, we assess whether an impairment charge is needed by comparing the future estimated undiscounted cash flows and expected net proceeds from the disposition of the identified asset to its carrying amount. If impairment exists, we recognize an impairment charge for the amount in which the carrying value of the identified asset exceeds its estimated fair value. Impairment charges are included in loan and realty losses (gains), net, in our condensed consolidated statements of income.

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

If a real estate property meets the criteria to be classified as held for sale, we remeasure the asset at the lower of the carrying amount or its estimated fair value, less cost to sell. Upon reclassification of a property to assets held for sale, we no longer depreciate the property. We use a market approach when estimating the fair value of a property, which includes taking into consideration any recent binding agreements for sales of similar properties, any recent purchase offers we have received for the property and estimates of the property’s fair value based on broker quotes and third-party valuations. If we determine a property subsequently no longer meets the criteria to be classified as held for sale, it is reclassified as a held and used asset and the carrying value is remeasured at the lower of its original carrying amount, adjusted for depreciation expense during the period in which the property was classified as held for sale, or its fair value.

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
•Level 3 measurements include unobservable inputs supported by little or no market activity which are significant to the fair values of the assets or liabilities including, but not limited to, pricing models, discounted cash flow methodologies and other similar techniques.

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

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Cash, Cash Equivalents and Restricted Cash

As of September 30, 2026, we reported restricted cash as a separate line item within total assets on our condensed consolidated balance sheet and reclassified the comparative amount for December 31, 2025 from other assets, net, to this separate line item.

The following table provides a reconciliation of cash, cash equivalents and restricted cash from our condensed consolidated statements of cash flows to the amounts presented on our condensed consolidated balance sheets ($ in thousands):

	Nine Months Ended
	September 30,
	2026	2025
Balances at the beginning of the period:
Cash and cash equivalents	$19,624	$24,289
Restricted cash	—	2,213
Total cash, cash equivalents and restricted cash	$19,624	$26,502
Balances at the end of the period:
Cash and cash equivalents	$46,559	$81,625
Restricted cash[1]	231,738	—
Total cash, cash equivalents and restricted cash	$278,297	$81,625

1    As of September 30, 2026, restricted cash consisted of net proceeds from the sale of the NHC portfolio that were available for future acquisitions under Section 1031 of the Internal Revenue Code (“Section 1031”). The Section 1031 eligibility period expires on December 28, 2026. Reference Note 15 for additional information.

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

We have a subsidiary that is subject to income taxes on a similar basis to taxable corporations due to our election to treat it as a taxable REIT subsidiary (“TRS”) pursuant to the Internal Revenue Code. Accordingly, we include a provision for federal, state and local income taxes in our condensed consolidated statements of income related to our TRS.

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

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Note 3. Real Estate Properties

Acquisitions

During the nine months ended September 30, 2026, we completed the following acquisitions of real estate properties ($ in thousands):

				Buildings,	Other
		Number		Improvements	Assets and
		of		and	Liabilities,
Operators / Managers	Period	Properties	Land	Intangibles	Net[1]	Total
Real Estate Investments segment:
The Fellowship Family	Q2 2026	2	$1,723	$15,788	$—	$17,511
SHOP segment:
Allegro Living Management	Q1 2026	9	9,201	96,287	—	105,488
Generations, LLC	Q2 2026	7	15,064	90,825	998	106,887
Total acquisitions			$25,988	$202,900	$998	$229,886

1    We recognized a ROU asset of $3.0 million and an operating lease liability of $2.0 million for a ground lease that we assumed in an acquisition.

Dispositions

During the nine months ended September 30, 2026, we completed the following dispositions of real estate properties ($ in thousands):

		Number		Net	Gains
		of	Net	Carrying	on
Operators	Period	Properties	Proceeds	Amounts	Dispositions
Real Estate Investments segment:
The Brook Retirement Communities	Q1 2026	1	$6,662	$4,175	$2,487
PruittHealth - Orangeburg[1]	Q2 2026	1	3,170	2,369	801
Bickford Senior Living (“Bickford”)[2]	Q2 2026	1	4,345	3,562	783
Santé - Silverdale[3]	Q2 2026	1	39,000	18,802	20,198
Wingate Living[4]	Q2 2026	1	45,284	45,222	62
National HealthCare Corporation (“NHC”)[5]	Q3 2026	35	554,681	13,067	541,614
Fundamental Healthcare[5]	Q3 2026	2	18,914	17,375	1,539
Total dispositions			$672,056	$104,572	$567,484

1    This property was acquired by the tenant pursuant to a purchase option in the respective lease agreement.
2    This property was included in assets held for sale on our condensed consolidated balance sheet as of December 31, 2025.
3    The tenant acquired this property pursuant to a purchase and sale agreement that was executed in 2024.
4    The net proceeds received on the sale of this property included a $5.5 million mortgage note from an affiliate of the buyer.
5    These properties were included in assets held for sale on our condensed consolidated balance sheet as of June 30, 2026.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
NHC Leased Portfolio Sale

On July 1, 2026, we sold our portfolio of 35 properties leased to NHC/OP, L.P., a wholly owned subsidiary of NHC, and certain of its affiliates. We recognized $560.0 million in cash consideration, $5.3 million of closing costs and a $541.6 million gain on the sale. The NHC portfolio was included in our Real Estate Investments segment and consisted of 32 SNFs and three ILFs that were initially acquired by us in 1991.

We recognized the remaining $0.5 million of deferred income related to the NHC lease as part of the gain on the sale of the NHC portfolio. During the nine months ended September 30, 2026 and 2025, rental income from the NHC portfolio was $22.2 million, or 6.3% of total revenues, and $30.4 million, or 11.3% of total revenues, respectively, which included contingent rental income of $5.8 million in both periods. During the three months ended September 30, 2026, we recognized the final contingent rent of $0.1 million due to us under the NHC master lease.

The chairperson of NHC’s board of directors served as a member of our board of directors until May 2026 when his term expired.

Assets Held for Sale and Impairments

During each of the three and nine months ended September 30, 2026, we recognized $9.9 million of impairment related to an ALF in our Real Estate Investments segment. We did not have any impairments during the three and nine months ended September 30, 2025.

As of September 30, 2026, assets held for sale consisted of the impaired ALF discussed above. We sold this property in November 2026. As of December 31, 2025, assets held for sale also consisted of an ALF in our Real Estate Investments segment. We sold this property in April 2026.

In-Place Lease Intangibles

As of September 30, 2026 and December 31, 2025, the net carrying amounts of in-place lease intangibles in our SHOP segment were $4.2 million and $1.7 million, respectively. During the three and nine months ended September 30, 2026, we recognized amortization expense of $2.9 million and $7.0 million, respectively, related to these intangibles. We had no amortization expense related to in-place lease intangibles during each of the three and nine months ended September 30, 2025.

Fourth Quarter 2026 Activity

In October 2026, we acquired a portfolio of six SHOs located in Kentucky, Michigan and Tennessee that have been included in our SHOP segment. The total purchase price was $107.7 million, including $1.2 million of closing costs. As of September 30, 2026, $107.6 million of the purchase price consideration was held by the title company and recognized in deposits on real estate acquisitions on our condensed consolidated balance sheet. The portfolio, which consists of five ALFs and one ILF with a combined total of 443 units is being managed by Allegro Living Management.

In October 2026, we purchased an ALF located in Michigan from Bickford for $16.8 million that has been included in our Real Estate Investments segment. In connection with the purchase, Bickford repaid its $14.7 million construction loan which was secured by this property. The property is being leased back to Bickford pursuant to an existing master lease agreement that has an annual lease rate of 8.70% and expires in May 2033. Reference Note 4 for additional information on our loans with Bickford and reference Note 5 for additional information on our leases with Bickford.

In October 2026, we purchased an inpatient rehabilitation HOSP from The Sanders Trust, LLC for $34.6 million. The property is located in Florida and has been included in our Real Estate Investments segment. In connection with the purchase, The Sanders Trust, LLC repaid its $27.6 million construction loan which was secured by this property. We assumed the existing lease on the property with ClearSky Lake City which has an annual lease rate of 8.25% and expires in October 2046.

In November 2026, we completed the sale of an ALF located in Illinois for $3.3 million in cash consideration. During the three months ended September 30, 2026, we recognized $9.9 million of impairment related to this property. This property was included in the Real Estate Investments segment and classified as assets held for sale as of September 30, 2026.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Note 4. Mortgage and Other Notes Receivable

In our Real Estate Investments segment, we enter into financing arrangements with our tenants, or their affiliates, and other third-party healthcare operators which provide funding for the acquisition or construction of new healthcare properties, renovation and expansion projects at existing healthcare properties and working capital or other corporate needs. Our financing arrangements include mortgages, construction loans, mezzanine loans and revolving lines of credit. These investments are primarily secured loans at fixed interest rates that have been guaranteed either by significant parties to the notes or cross-collateralization of properties with the same borrower. As of September 30, 2026 and December 31, 2025, the aggregate principal amounts of mortgage notes outstanding were $172.4 million and $154.3 million, respectively, and the aggregate principal amounts of all other notes outstanding were $52.2 million and $64.4 million, respectively. We had credit loss reserves related to our mortgage and other notes receivable of $15.1 million and $15.4 million as of September 30, 2026 and December 31, 2025, respectively.

Senior Living Loans

We have a $15.0 million revolving line of credit with Senior Living Communities, LLC (“Senior Living”) that bears an annual interest rate of 8.0% and matures in December 2031. We also have a $1.5 million revolving line of credit with an affiliate of Senior Living that bears an annual interest rate of 8.25% and matures in October 2040. As of September 30, 2026, these revolving lines of credit had no outstanding balances.

Bickford Loans

We have a second mortgage note with Bickford with an outstanding principal balance of $11.4 million as of September 30, 2026 that has an annual interest rate of 10.0%. We received the mortgage note in 2021 as a portion of the net proceeds on the sale of six of our real estate properties to Bickford. We did not recognize the mortgage note on our condensed consolidated balance sheet at the time of the sale or include it in the determination of the amount of gain recognized on the sale of the properties. In April 2026, we extended the maturity of this loan to April 2029.

In October 2026, Bickford repaid its $14.7 million construction loan in connection with our purchase of the underlying property securing the loan. As of September 30, 2026, the annual interest rate on the construction loan was 9.0%. In addition, Bickford also repaid its $1.2 million non-performing note in October 2026. We recognized a $1.2 million reduction in our credit loss reserves in connection with this repayment.

The Sanders Trust

In October 2026, The Sanders Trust repaid its $27.6 million construction loan in connection with our purchase of the underlying property securing the loan. As of September 30, 2026, the annual interest rate on the construction loan was 9.0%.

Credit Loss Reserves

Our principal measures for assessing the credit quality of our mortgage and other notes receivable, except for construction loans, are debt service coverage for amortizing loans and interest service or fixed charge coverage for non-amortizing loans. We calculate these measures using the earnings before interest, income taxes, depreciation, amortization and management fees (“EBITDARM”) of our borrowers and the debt service, interest service or fixed charge coverage requirements defined in each of our loan agreements. We categorize the results of our calculations into three levels: (i) more than 1.5x, (ii) between 1.0x and 1.5x and (iii) below 1.0x.

When we measure the credit quality of our construction loans, we take into consideration additional factors, such as the construction and stabilization timelines of the properties, current economic and market conditions and any changes that occur in the financial conditions of our borrowers. The coverage ratios discussed above are not meaningful indicators of the credit quality of our construction loans as the operators of the properties typically are not generating operating income yet or otherwise typically have insufficient operating income from the properties because the necessary occupancy levels have not been achieved yet.

We analyze our credit loss reserves on a quarterly basis. The coverage ratios presented in the table below have been calculated using information as of June 30, 2026, the most recent date for which data was available. We evaluate any loan modifications, extensions and renewals occurring during the period using the accounting guidance in ASC 310-20, Receivables — Nonrefundable Fees and Other Costs, to determine whether the changes constitute a current period loan origination.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
The following table summarizes the credit quality indicators of our mortgage and other notes receivable as of September 30, 2026 based on the principal amounts outstanding, net of unamortized commitment fees and other exit fees ($ in thousands):

	Year of Loan Origination
						Prior
	2026	2025	2024	2023	2022	Years	Total
Mortgage notes:
More than 1.5x	$5,502	$18,673	$27,441	$—	$14,770	$—	$66,386
Between 1.0x and 1.5x	1,800	11,155	15,725	—	—	14,700	43,380
Less than 1.0x	—	18,750	9,000	—	28,510	6,393	62,653
Total mortgage notes	7,302	48,578	52,166	—	43,280	21,093	172,419
Mezzanine loans:
More than 1.5x	—	1,134	—	—	—	17,505	18,639
Between 1.0x and 1.5x	—	—	—	—	—	6,629	6,629
Less than 1.0x	—	—	—	—	—	8,882	8,882
Total mezzanine loans	—	1,134	—	—	—	33,016	34,150
Non-performing notes:
Between 1.0x and 1.5x	—	—	1,168	—	—	—	1,168
No coverage available	—	—	—	—	—	12,000	12,000
Total non-performing notes	—	—	1,168	—	—	12,000	13,168
Revolving lines of credit:
Between 1.0x and 1.5x							4,476
Less than 1.0x							350
Total revolving lines of credit							4,826
Credit loss reserves							(15,118)
Total mortgage and other notes
receivable, net							$209,445

Due to the continuing challenges in the U.S. financial markets and the potential impact on the collectability of our mortgage and other notes receivable, we forecasted a 20.0% increase in the probability of a default and a 20.0% increase in the amount of estimated loss from a default on all loans, other than those designated as non-performing notes which are fully reserved, resulting in an effective adjustment of 4.1% as of September 30, 2026. Our methodology for estimating credit loss reserves related to non-performing notes includes consideration of the sufficiency of the underlying collateral, current economic conditions, forecasts of future economic conditions and other qualitative factors, all of which may differ from conditions existing in the historical periods.

As of September 30, 2026, we had a $12.0 million non-performing note with affiliates of Senior Living Management that was fully reserved and a $1.2 million non-performing note with Bickford that was repaid in October 2026.

The following table provides a summary of the change in our credit loss reserves for the nine months ended September 30, 2026 ($ in thousands):

Balance at the beginning of the period	$15,397
Credit loss benefit	(279)
Balance at the end of the period	$15,118

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Note 5. Leases

Leases - Lessor

Our tenant leases are typically structured as triple-net leases on single-tenant properties with initial lease terms of 10 years to 15 years and generally include one or more five-year extension options. Most of our tenant leases contain annual rent escalators, which may be fixed or variable. For leases subject to variable rent escalators, annual adjustments are determined using an external index, such as the consumer price index, which is dependent on the market at a future date and indeterminable at the inception of the lease. Certain of our tenant leases provide for additional contingent rent based on a percentage of the tenant’s revenues exceeding a specified base amount or threshold defined in the lease agreement.

The following table provides additional information on our rental income from tenant leases ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Lease payments based on fixed rent escalators	$55,709	$63,127	$184,228	$189,103
Lease payments based on variable rent escalators[1]	2,664	8,110	13,384	14,475
Straight-line rent revenue adjustments[2]	460	(10,943)	1,780	(8,499)
Escrow funds received from tenants for
property operating expenses	2,749	2,610	8,295	8,411
Amortization of lease incentives	(930)	(726)	(2,495)	(2,176)
Total rental income	$60,652	$62,178	$205,192	$201,314

1    In August 2025, we transitioned seven real estate properties from our Real Estate Investments segment to the SHOP segment. We received $5.3 million of consideration related to the early termination of the leases at these properties and included this consideration in lease payments based on variable rent escalators for each of the three and nine months ended September 30, 2025.
2    During each of the three and nine months ended September 30, 2025, we recognized $12.1 million of write-offs of straight-line rents receivable related to the early lease terminations discussed above. Reference the “Transitioned Properties” section below for more information.

Concentrations of Credit Risks

As of September 30, 2026, we leased 11 SHOs to Senior Living. During the nine months ended September 30, 2026 and 2025, we recognized reductions to straight-line rent revenue of $1.3 million and $0.5 million, respectively, related to these leases. The lease covering 10 of these properties expires in December 2031 and the lease covering the remaining property expires in October 2040. During the nine months ended September 30, 2026 and 2025, revenues from Senior Living was $42.6 million, or 12.2% of our total revenues, and $41.1 million, or 15.2% of our total revenues, respectively. During the nine months ended September 30, 2025, revenues from Bickford were $32.1 million, or 11.9% of our total revenues, and revenues from NHC were $30.4 million, or 11.3% of our total revenues. There were no other tenants or borrowers in our Real Estate Investments segment that exceeded 10% of our total revenues during these periods.

We recognize revenues in our SHOP segment based on the amounts earned from the individual agreements between us and each resident. As a result, we do not have any concentrations of revenues in our SHOP segment.

As of September 30, 2026 and December 31, 2025, our real estate properties located in South Carolina were 12.3% and 12.0%, respectively, of the gross carrying amounts of our total real estate properties. There were no other states in which the gross carrying amounts of our real estate properties exceeded 10% as of September 30, 2026 and December 31, 2025.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Cash Basis Tenants

The following table provides a summary of the amounts of lease payments we received from our cash basis tenants ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Bickford	$10,786	$10,143	$31,915	$30,120
Other tenant	1,534	1,498	4,567	4,460
Total lease payments received from cash basis tenants	$12,320	$11,641	$36,482	$34,580

Bickford Leases

As of September 30, 2026, we leased 37 SHOs to Bickford pursuant to four master leases that mature in 2028 through 2035. Bickford has been a cash basis tenant since 2022 when we received financial information from Bickford raising substantial doubt about its ability to continue as a going concern. As of September 30, 2026, these concerns had not been alleviated.

In April 2026, we amended the Bickford master lease agreements to increase the combined annual base rent for the Bickford portfolio to $38.4 million with annual rent escalators ranging between 2.0% and 3.0%. Pursuant to these amendments, Bickford is also required to pay us contingent rent based on a percentage of the combined monthly revenues of the Bickford portfolio in excess of a base amount.

In connection with the master lease amendments, we extended the available funding period related to an $8.0 million capital improvements agreement with Bickford through June 2027. The amounts expended under the agreement are added to the respective master lease at an annual lease rate of 8.0%. As of September 30, 2026, the cumulative amount funded under this agreement was $6.4 million.

Tenant Purchase Options

Certain of our tenant leases at inception provide the tenant with an option to purchase the underlying property at a fixed base price, a fixed base price plus a specified share in any appreciation of the property or a price based on a specified fixed minimum internal rate of return on our investment. As of September 30, 2026, we had three properties with an aggregate net carrying value of $70.6 million that are subject to tenant purchase options with exercise dates between 2029 and 2031. During each of the nine months ended September 30, 2026 and 2025, the aggregate rental income from these properties was $7.1 million. As of September 30, 2026, we cannot reasonably estimate the probability that any of these tenant purchase options will be exercised in the future.

Transitioned Properties

In August 2025, we terminated two leases and transitioned all seven of the leased properties from our Real Estate Investments segment to the SHOP segment. We received $3.9 million in cash consideration and $1.4 million in non-cash consideration from the tenants and wrote off $12.1 million of straight-line rents receivable related to the lease terminations. Each of these amounts was recognized in rental income in our condensed consolidated statements of income. During the three and nine months ended September 30, 2025, we recognized reductions in rental income of $6.1 million and $2.0 million, respectively, related to these properties.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Future Minimum Tenant Lease Payments

The fixed amounts of future minimum lease payments due to us from existing tenant leases as of September 30, 2026 were as follows ($ in thousands):

Remainder of 2026	$56,571
2027	219,433
2028	220,983
2029	207,420
2030	207,110
Thereafter	849,569
Total	$1,761,086

Note 6. Equity Method Investment

In our Real Estate Investments segment, we own a 25.0% equity method investment in Timber Ridge OpCo, LLC (“Timber Ridge OpCo”), which operates a continuing care retirement community located in Washington (the “Timber Ridge CCRC”). NHI-LCS JV I, LLC (“Timber Ridge PropCo”) owns and leases the Timber Ridge CCRC to Timber Ridge OpCo pursuant to a seven-year lease with two five-year extension options. We have an 80.0% common equity interest in Timber Ridge PropCo, and the remaining common equity interest is owned by LCS Timber Ridge LLC (“LCS”).

Our guaranteed and implied commitments in excess of our initial investment of $0.9 million in Timber Ridge OpCo are currently limited to the $5.0 million revolving credit facility and a $2.5 million lease incentive distribution received in 2023. We have recognized our share of Timber Ridge OpCo’s operating losses in excess of our initial investment up to these limits in accounts payable and other liabilities on our condensed consolidated balance sheets. As of September 30, 2026, we had cumulative unrecognized losses in Timber Ridge OpCo of $20.0 million. Our excess unrecognized equity method losses on the investment were $1.3 million and $1.7 million for the nine months ended September 30, 2026 and 2025, respectively. During each of the three and nine months ended September 30, 2026, we recognized $0.7 million of gain from equity method investment in our condensed consolidated statements of income related to cash distributions from this investment. During the three and nine months ended September 30, 2025, we received cash distributions of $0.1 million and $2.0 million, respectively, from Timber Ridge OpCo which were recognized in gain from equity method investment.

In addition to the above, Timber Ridge OpCo is the guarantor of early resident mortgage obligations of the Timber Ridge CCRC as specified in the related Deed of Trust and Indenture of Trust (the “Deed and Indenture”). Pursuant to a subordination agreement between Timber Ridge PropCo and Timber Ridge OpCo, the security interests created under the Deed and Indenture are subordinate to an $81.0 million loan made by us to Timber Ridge PropCo for the acquisition of the Timber Ridge CCRC. In accordance with the terms of the respective lease agreement, Timber Ridge OpCo is required to indemnify Timber Ridge PropCo related to the repayment of any early resident mortgages under the guarantee in the Deed and Indenture. Accordingly, we have not recorded any liabilities for the early resident mortgages of Timber Ridge CCRC on our condensed consolidated balance sheets. As of September 30, 2026, Timber Ridge OpCo is the guarantor of $6.8 million of early resident mortgages under the Deed and Indenture.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Note 7. Other Assets, Net

Other assets, net, consisted of the following ($ in thousands):

	September 30,	December 31,
	2026	2025
Real Estate Investments segment accounts receivable and other assets, net	$4,948	$3,435
SHOP segment accounts receivable, net of allowances of $240 and $309, respectively,
and other assets, net	6,078	3,137
ROU assets related to operating leases, net	4,511	1,486
Lease incentives, net	13,230	4,976
Regulatory escrows	6,208	6,208
Total other assets, net	$34,975	$19,242

Leases - Lessee

Our operating leases primarily consist of two ground leases that were assumed by us in connection with our acquisitions of the respective real estate properties.

As of June 30, 2026, we reclassified our ROU assets related to operating leases from real estate properties, net, to other assets, net, and reclassified our operating lease liabilities from accounts payable and other liabilities to a separate line item for operating lease liabilities on our condensed consolidated balance sheet. Our condensed consolidated balance sheet as of December 31, 2025 has been presented on a comparative basis. As of September 30, 2026 and December 31, 2025, the net carrying amounts of our ROU assets related to operating leases were $4.5 million and $1.5 million, respectively, and our operating lease liabilities were $3.7 million and $1.7 million, respectively.

The contractual amounts of future minimum lease payments due from us under operating leases as of September 30, 2026 were as follows ($ in thousands):

Remainder of 2026	$73
2027	294
2028	303
2029	262
2030	249
Thereafter	7,082
Total future minimum contractual lease payments	8,263
Imputed interest	(4,538)
Total operating lease liabilities	$3,725

As of September 30, 2026 and December 31, 2025, the weighted average discount rates of our operating leases were 5.9% and 4.7%, respectively, and the weighted average remaining contractual terms were 32.6 years and 23.3 years, respectively.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Note 8. Debt

Our debt consisted of the following ($ in thousands):

	September 30,	December 31,
	2026	2025
Revolving credit facility - unsecured	$203,000	$204,000
Bank term loan - unsecured	—	125,000
2031 Senior Notes - unsecured, net of discount of $1,394 and $1,635, respectively	398,606	398,365
2033 Senior Notes - unsecured, net of discount of $3,316 and $3,707, respectively	346,684	346,293
Private placement note - unsecured	100,000	100,000
Unamortized debt issuance costs	(7,961)	(9,844)
Total debt, net	$1,040,329	$1,163,814

Debt Maturities

A summary of the aggregate principal maturities of our debt as of September 30, 2026 follows ($ in thousands):

Remainder of 2026	$—
2027	100,000
2028	203,000
2029	—
2030	—
Thereafter	750,000
Total principal amounts of debt outstanding	1,053,000
Less: Unamortized debt issuance costs and discounts	(12,671)
Total debt, net	$1,040,329

Revolving Credit Facility and Bank Term Loan

We have a $700.0 million unsecured revolving credit facility (the “Credit Facility”) that matures in October 2028 and may be extended by us pursuant to (i) one or both of the six-month extension options or (ii) one 12-month extension option. We most recently amended the Credit Facility in October 2025 to remove the 0.10% credit spread adjustment applicable to the Secured Overnight Financing Rate (“SOFR”) interest rates. Borrowings under the Credit Facility bear interest, at our election, at one of the following: (a) Term SOFR plus a margin ranging from 0.725% to 1.400%; (b) Daily SOFR plus a margin ranging from 0.725% to 1.400%; or (c) the base rate plus a margin ranging from 0.000% to 0.400%. In each election, the actual margin is determined according to our credit ratings. The base rate means, for any day, a fluctuating rate per annum equal to the highest of (x) the agent’s prime rate, (y) the federal funds rate on such day plus 0.50% or (z) the adjusted Term SOFR for a one-month tenor in effect on such day plus 1.00%. In addition, the Credit Facility requires a facility fee ranging from 0.125% to 0.300% which is determined based on our credit ratings on the $700.0 million committed capacity, without regard to usage.

As of September 30, 2026, we had $497.0 million available to draw on our Credit Facility. The Credit Facility is subject to usual and customary covenants which include, among other stipulations, a requirement that we maintain certain financial ratios within limits set by our creditors. As of September 30, 2026, we were in compliance with these covenants.

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

2031 Senior Notes

In January 2021, we issued $400.0 million in aggregate principal amount of 3.00% unsecured senior notes that mature in February 2031 (the “2031 Senior Notes”). The 2031 Senior Notes were sold at an issue price of 99.196% of face value, before the underwriters’ discount. Interest on the 2031 Senior Notes is due semi-annually. The 2031 Senior Notes are subject to affirmative and negative covenants, including financial covenants. As of September 30, 2026, we were in compliance with these covenants.

2033 Senior Notes

In September 2025, we issued $350.0 million in aggregate principal amount of 5.35% unsecured senior notes that mature in February 2033 (the “2033 Senior Notes”). The 2033 Senior Notes were sold at an issue price of 98.903% of face value, before the underwriters’ discount. Interest on the 2033 Senior Notes began accruing in February 2026 and is due semi-annually. The 2033 Senior Notes are subject to affirmative and negative covenants, including financial covenants. As of September 30, 2026, we were in compliance with these covenants.

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

As of September 30, 2026, the principal amount outstanding on our private placement note was $100.0 million. The note bears interest at 4.51% and matures in January 2027.

Interest Expense

A summary of the components of interest expense follows ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest expense at contractual rates	$11,714	$13,108	$40,860	$40,529
Amortization of debt issuance costs and discounts	807	658	2,515	2,575
Total interest expense	$12,521	$13,766	$43,375	$43,104

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

As of September 30, 2026, we had loan commitments with seven borrowers totaling $113.1 million of which we had funded $80.6 million toward these commitments. We also had development commitments with seven borrowers totaling $23.6 million of which we had funded $14.5 million toward these commitments. Additionally, we had contingent commitments totaling $4.9 million that are payable if the operating performance thresholds are met.

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

The following table provides a summary of the change in our expected credit loss liabilities for the nine months ended September 30, 2026 ($ in thousands):

Balance at the beginning of the period	$152
Provision for expected credit losses	21
Balance at the end of the period	$173

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

Note 10. Noncontrolling Interests

Redeemable Noncontrolling Interest

In our SHOP segment, we own 100% of the preferred equity interest and 80.0% of the common equity interest in a consolidated partnership which owns a portfolio of six ILFs. Merrill Gardens, LLC (“Merrill”) owns the remaining 20.0% of the common equity interest in the partnership.

Pursuant to the operating agreement, Merrill is entitled to put rights upon certain contingent events that are not solely within our control as the majority equity interest owner. As a result, we determined that Merrill’s noncontrolling interest in the partnership is contingently redeemable. As of September 30, 2026, the redemption criteria have not been met.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
The following table provides a summary of the activity of the redeemable noncontrolling interest for the nine months ended September 30, 2026 ($ in thousands):

Balance at the beginning of the period	$10,195
Net loss	(684)
Capital contributions	700
Distributions declared	(100)
Balance at the end of the period	$10,111

Noncontrolling Interests Classified as Equity

In our Real Estate Investments segment, we consolidate the Timber Ridge PropCo partnership in our condensed consolidated financial statements and the noncontrolling interest held by LCS is classified within equity on our condensed consolidated balance sheets. Reference Note 6 for additional information on this partnership.

In our SHOP segment, we own 100.0% of the preferred equity interest and 98.0% of the common equity interest in a consolidated partnership which owns and operates a portfolio of 10 ILFs. A related party of Discovery Senior Living owns the remaining 2.0% of the common equity interest in the partnership. The noncontrolling interest held by Discovery Senior Living is classified within equity on our condensed consolidated balance sheets.

Note 11. Equity and Dividends

Shelf Registration Statement

In March 2026, we renewed our automatic shelf registration statement on file with the SEC.

ATM Equity Program

We maintain an ATM equity program which allows us to sell our common stock directly into the market. This program is governed by an ATM equity sales agreement which includes a forward sales provision that allows us to sell shares of our common stock to forward purchasers at a predetermined price at a future date. Concurrently with the renewal of our shelf registration statement, we entered into a new equity distribution agreement for the sale of up to $500.0 million in common stock under our ATM equity program.

During the nine months ended September 30, 2026, we settled the remaining $44.9 million of ATM forward equity sales agreements that were outstanding under our previous ATM equity program. As of September 30, 2026, we had $500.0 million available under our ATM equity program.

Dividends

On November 6, 2026, our board of directors declared a $0.94 per share dividend payable on January 29, 2027 to common stockholders of record as of December 31, 2026.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Note 12. Share-Based Compensation

Our outstanding stock incentive awards have been granted under the 2019 Stock Incentive Plan, as amended and restated (the “2019 Plan”). As of September 30, 2026, we had 2.9 million shares of common stock available for future grants under the 2019 Plan.

Share-Based Compensation Expense

A summary of our share-based compensation expense, net of forfeitures, by award type follows ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
RSAs and RSUs	$891	$346	$3,050	$921
Stock options	572	637	3,013	3,691
Total share-based compensation expense	$1,463	$983	$6,063	$4,612

As of September 30, 2026, we had unrecognized share-based compensation expense of $7.4 million that is expected to be recognized over the following years: $1.7 million in the remainder of 2026; $3.7 million in 2027; $1.9 million in 2028; $0.1 million in 2029; and less than $0.1 million in 2030.

Restricted Stock

Our RSAs are service-based awards that ratably vest on the anniversary of the respective grant dates over periods ranging from one year to five years. The holders of RSAs have a non-forfeitable right to participate in our distributions of dividends or dividend equivalents during the vesting periods. RSAs are subject to a one-year holding period upon vesting.

A summary of the activity related to our RSAs for the nine months ended September 30, 2026 follows:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Awards	Per Share
Unvested RSAs at the beginning of the period	54,100	$64.29
Granted	45,415	84.97
Vested	(22,545)	73.45
Forfeited	(4,227)	83.35
Unvested RSAs at the end of the period	72,743	76.12

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

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
The following assumptions were used to estimate the fair value of our RSUs granted during the nine months ended September 30, 2026:

Risk-free interest rate	3.6%
Expected volatility	21.3%
Expected service period	2.8 years

A summary of the activity related to our RSUs for the nine months ended September 30, 2026 follows:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Units	Per Share
Unvested RSUs at the beginning of the period	—	$—
Granted	35,503	103.91
Forfeited	(5,072)	111.28
Unvested RSUs at the end of the period	30,431	102.68

Stock Options

The following assumptions were used to estimate the fair value of our stock options granted during the nine months ended September 30, 2026:

Risk-free interest rate	3.6%
Expected volatility	21.7%
Dividend yield	4.6%
Expected lives	3.0 years

A summary of the activity related to our stock options for the nine months ended September 30, 2026 follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Number of	Price	Contractual
	Options	Per Share	Life
Outstanding stock options at the beginning of the period	1,124,499	$66.39
Granted	378,500	84.77
Exercised	(762,819)	63.50
Forfeited	(15,000)	73.34
Outstanding stock options at the end of the period	725,180	78.89	3.9 years
Exercisable stock options at the end of the period	334,655	76.72	3.8 years

During the nine months ended September 30, 2026, the weighted average fair value of options granted was $10.09 per share and the aggregate intrinsic value of stock options exercised was $3.7 million. As of September 30, 2026, the aggregate intrinsic values of each of our stock options outstanding and exercisable were $0.2 million.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Note 13. Earnings Per Share

The following table presents the calculations of basic and diluted earnings per share ($ in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income attributable to common stockholders	$562,680	$32,812	$658,280	$103,863

Weighted average common shares outstanding - basic	49,037,240	47,433,336	48,599,033	46,615,262
Dilutive securities:[1]
Stock options[2]	4,712	138,417	45,210	128,637
Forward equity sales agreements	—	51,870	51,765	30,973
Weighted average common shares outstanding - diluted	49,041,952	47,623,623	48,696,008	46,774,872

Earnings per share:
Basic	$11.47	$0.69	$13.55	$2.23
Diluted	$11.47	$0.69	$13.52	$2.22

1    During the three and nine months ended September 30, 2026, we had 29,816 RSUs and 31,011 RSUs, respectively, that were excluded from the computations of diluted weighted average common shares outstanding because they were anti-dilutive. There were no RSUs outstanding during the three and nine months ended September 30, 2025.
2    During the three and nine months ended September 30, 2026, we had 702,946 stock options and 401,693 stock options, respectively, that were excluded from the computations of diluted weighted average common shares outstanding because they were anti-dilutive. During the three and nine months ended September 30, 2025, we had 19,336 stock options and 54,527 stock options, respectively, that were excluded from the computations of diluted weighted average common shares outstanding because they were anti-dilutive.

Note 14. Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, deposits on real estate acquisitions, straight-line rents receivable, accounts receivable, accounts payable and other liabilities, operating lease liabilities, dividends payable and deferred income approximate their fair values on our condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025.

The following table includes the net carrying amounts and fair values of certain of our financial instruments ($ in thousands):

	Net Carrying Amounts		Fair Values
	September 30,	December 31,	September 30,	December 31,
	2026	2025	2026	2025
Level 2:
Fixed rate debt	$840,134	$838,764	$762,432	$794,233
Variable rate debt	200,195	325,050	203,000	329,000
Level 3:
Mortgage and other notes receivable	209,445	203,296	202,833	201,490

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

We classify mortgage and other notes receivable as Level 3 measurements in the GAAP hierarchy. We estimate the fair values of these financial instruments using projected payoff valuations based on the expected future cash flows and credit risk of the borrowers. If the repayment of a loan is expected to be provided solely from the collateral, we estimate the projected payoff of the loan based on the estimated fair value of the collateral, net of selling costs.

Our real estate properties and intangible assets are remeasured at fair value on a non-recurring basis. We classify these assets as Level 3 measurements in the GAAP hierarchy. When indicators of potential impairment exist, we estimate the fair value of the identified asset or group of assets using the income approach and unobservable data, such as expected future cash flows, estimated capitalization and discount rates. We also consider national, regional and local industry market data, including comparable sales information, and may engage an external third-party appraiser to assist us in our estimations of fair value. We estimate the fair values of assets classified as held for sale based on our current sales price expectation, net of selling costs.

We did not remeasure the fair values of our real estate properties and intangible assets as of September 30, 2026 and December 31, 2025, except for the properties classified as assets held for sale.

Note 15. Income Taxes

During the three and nine months ended September 30, 2026, we recognized deferred income tax expense of $0.2 million and $1.0 million, respectively, in our condensed consolidated statements of income which was primarily attributable to the increased usage of our TRS and related expansion of our SHOP segment. During each of the three and nine months ended September 30, 2026, we recognized $0.1 million of current income tax expense. We did not recognize any current or deferred income tax expense during the nine months ended September 30, 2025.

As of September 30, 2026 and December 31, 2025, we had deferred tax assets, net of valuation allowances, of $6.5 million and $4.4 million, respectively, primarily related to federal and state net operating loss carryforwards of our TRS. As of September 30, 2026 and December 31, 2025, we had deferred tax liabilities of $7.5 million and $4.4 million, respectively, which primarily related to the financial reporting basis and income tax basis differences in the operating losses of Timber Ridge OpCo and the real estate properties owned by the TRS.

As of September 30, 2026, we had $336.3 million of remaining proceeds available from the NHC portfolio sale that could be applied to qualifying future acquisitions of real estate properties under Section 1031 to reduce the amount of net capital gain we will recognize on the NHC portfolio sale. The Section 1031 eligibility period expires on December 28, 2026. As of September 30, 2026, we had $104.6 million of these proceeds on deposit with a title company and subsequently used these funds on qualifying acquisitions in October 2026.

Our income tax returns are generally subject to examination by the Internal Revenue Service or state and local taxing authorities for the year ended December 31, 2022 and subsequent years. The statutes of limitations for state and local examinations may vary across the states in which we operate.

Note 16. Segment Reporting

Our business consists of two operating segments, Real Estate Investments and SHOP, which are also our reportable segments. In the Real Estate Investments segment, we invest in SHOs and medical facilities and lease these properties to third-party healthcare operators. We do not have involvement in the operations at these properties. In addition to our real estate property investments, we enter into financing arrangements with our tenants, or their affiliates, and other third-party healthcare operators which are primarily used to fund their acquisitions, construction projects and other operating needs. In the SHOP segment, we invest in SHOs and outsource the operations of these properties to third-party managers. We pay a management fee for the services provided by the managers pursuant to the terms of individual management agreements. Each of the units at our SHOP properties is subject to a customized agreement between us and the resident which outlines the room and service fees for the individual unit.

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

In August 2025, we entered into a series of transactions related to the transition of seven real estate properties from the Real Estate Investments segment to the SHOP segment. The operating results of these properties have been reflected in the SHOP segment in the current year periods and in the Real Estate Investments segment in the prior year periods. There were no property transfers between our segments in the three and nine months ended September 30, 2026. We do not have any other inter-segment transactions.

The following tables provide information on our operating segments ($ in thousands):

	Three Months Ended September 30, 2026
	Real Estate		Non-Segment /
	Investments	SHOP	Corporate	Total
Revenues:
Rental income	$60,652	$—	$—	$60,652
Resident fees and services	—	47,706	—	47,706
Interest and other income	5,125	—	—	5,125
Total revenues	65,777	47,706	—	113,483
Utilities	—	2,669	—	2,669
Dietary	—	2,829	—	2,829
Labor	—	19,476	—	19,476
Taxes and insurance	2,749	3,283	—	6,032
Management fees	—	2,368	—	2,368
Other senior housing operating expenses[1]	—	5,563	—	5,563
NOI	63,028	11,518	—	74,546
Depreciation and amortization	15,793	9,936	34	25,763
Interest expense	—	—	12,521	12,521
Legal expense	—	—	1,050	1,050
Franchise, excise and other taxes	—	—	243	243
General and administrative expenses	—	—	8,005	8,005
Loan and realty losses, net	9,717	—	—	9,717
Gains on dispositions of real estate properties	(542,704)	—	—	(542,704)
Gain from equity method investment	(688)	—	—	(688)
Other non-operating income	—	—	(2,854)	(2,854)
Income tax expense	—	—	279	279
Net income (loss)	$580,910	$1,582	$(19,278)	$563,214

1    Amount includes general and administrative costs and marketing expenses.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	Three Months Ended September 30, 2025
	Real Estate		Non-Segment /
	Investments	SHOP	Corporate	Total
Revenues:
Rental income	$62,178	$—	$—	$62,178
Resident fees and services	—	21,177	—	21,177
Interest and other income	6,492	—	—	6,492
Total revenues	68,670	21,177	—	89,847
Utilities	—	1,567	—	1,567
Dietary	—	1,483	—	1,483
Labor	—	7,168	—	7,168
Taxes and insurance	2,610	2,217	—	4,827
Management fees	—	1,062	—	1,062
Other senior housing operating expenses[1]	—	2,756	—	2,756
NOI	66,060	4,924	—	70,984
Depreciation and amortization	16,470	3,733	13	20,216
Interest expense	—	—	13,766	13,766
Legal expense	—	—	134	134
Franchise, excise and other taxes	—	—	244	244
General and administrative expenses	—	—	6,311	6,311
Loan and realty gains, net	(1,979)	—	—	(1,979)
Gains on dispositions of real estate properties	(113)	—	—	(113)
Gain from equity method investment	(73)	—	—	(73)
Net income (loss)	$51,755	$1,191	$(20,468)	$32,478

1    Amount includes general and administrative costs and marketing expenses.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	Nine Months Ended September 30, 2026
	Real Estate		Non-Segment /
	Investments	SHOP	Corporate	Total
Revenues:
Rental income	$205,192	$—	$—	$205,192
Resident fees and services	—	129,545	—	129,545
Interest and other income	15,195	—	—	15,195
Total revenues	220,387	129,545	—	349,932
Utilities	—	7,418	—	7,418
Dietary	—	7,729	—	7,729
Labor	—	52,472	—	52,472
Taxes and insurance	8,295	9,279	—	17,574
Management fees	—	6,486	—	6,486
Other senior housing operating expenses[1]	—	14,730	—	14,730
NOI	212,092	31,431	—	243,523
Depreciation and amortization	48,692	26,242	68	75,002
Interest expense	—	—	43,375	43,375
Legal expense	—	—	1,800	1,800
Franchise, excise and other taxes	—	—	671	671
General and administrative expenses	—	—	24,679	24,679
Loan and realty losses, net	9,608	—	—	9,608
Gains on dispositions of real estate properties	(567,283)	—	—	(567,283)
Gain from equity method investment	(688)	—	—	(688)
Other non-operating income	—	—	(2,975)	(2,975)
Income tax expense	—	—	1,011	1,011
Net income (loss)	$721,763	$5,189	$(68,629)	$658,323

Capital expenditures	$20,338	$226,856	$955	$248,149

1    Amount includes general and administrative costs and marketing expenses.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	Nine Months Ended September 30, 2025
	Real Estate		Non-Segment /
	Investments	SHOP	Corporate	Total
Revenues:
Rental income	$201,314	$—	$—	$201,314
Resident fees and services	—	49,333	—	49,333
Interest and other income	19,158	—	—	19,158
Total revenues	220,472	49,333	—	269,805
Utilities	—	3,604	—	3,604
Dietary	—	3,632	—	3,632
Labor	—	15,791	—	15,791
Taxes and insurance	8,411	5,168	—	13,579
Management fees	—	2,463	—	2,463
Other senior housing operating expenses[1]	—	6,844	—	6,844
NOI	212,061	11,831	—	223,892
Depreciation and amortization	49,953	9,302	36	59,291
Interest expense	929	—	42,175	43,104
Legal expense	—	—	2,655	2,655
Franchise, excise and other taxes	—	—	756	756
General and administrative expenses	—	—	19,265	19,265
Proxy contest and related expenses	—	—	1,572	1,572
Loan and realty gains, net	(3,386)	—	—	(3,386)
Gains on dispositions of real estate properties	(337)	—	—	(337)
Gain from equity method investment	(2,012)	—	—	(2,012)
Net income (loss)	$166,914	$2,529	$(66,459)	$102,984

Capital expenditures	$145,630	$5,070	$36	$150,736

1    Amount includes general and administrative costs and marketing expenses.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
The following table provides a summary of our total assets by segment ($ in thousands):

	September 30,	December 31,
	2026	2025
Real Estate Investments segment	$2,152,337	$2,282,128
SHOP segment	712,520	503,201
Non-segment / corporate	378,598	11,558
Total assets	$3,243,455	$2,796,887

Note 17. Variable Interest Entities

Consolidated VIEs

We have determined that we are the primary beneficiary of certain of our VIEs because we hold the power to direct the activities which most significantly impact the economic performance of these partnerships. In addition, we are obligated to absorb losses of and have a right to receive benefits that could be significant to these VIEs, subject to limited protective rights that are held by the noncontrolling interest partners of the VIEs in accordance with the individual operating agreements.

The following table provides information on the assets and liabilities of our consolidated VIEs ($ in thousands):

	September 30,	December 31,
	2026	2025
Real Estate Investments segment:
Real estate properties, net	$109,906	$112,717
Cash and cash equivalents	1,115	1,020
Straight-line rents receivable	175	554
Other assets, net	847	2,751
SHOP segment:
Real estate properties, net	291,184	290,691
Cash and cash equivalents	5,291	8,121
Other assets, net	1,942	1,457
Accounts payable, other liabilities and deferred income	6,720	5,473

NATIONAL HEALTH INVESTORS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Unconsolidated VIEs

In our Real Estate Investments segment, we have concluded that we are not the primary beneficiary of certain of our VIEs because we lack, either directly or through related parties, the power to direct the activities which most significantly impact the economic performance of these partnerships. We do not have any unconsolidated VIEs in our SHOP segment.

The following table provides a summary of our relationships and sources of exposure related to our unconsolidated VIEs as of September 30, 2026 ($ in thousands):

Year			Net	Maximum
of Initial		Source of	Carrying	Exposure	Note
Involvement	Name	Exposure	Amounts	to Loss	References
2014	Senior Living	Various[1]	$37,853	$54,353	Notes 4, 5
2016	Senior Living Management	Note	12,000	12,000	Note 4
2018	Bickford	Notes	15,978	27,397	Notes 3, 4, 5
2019	Encore Senior Living	Various[2]	53,657	62,783	N/A
2020	Timber Ridge OpCo	Various[3]	1,022	6,022	Note 6
2020	Senior Living Hospitality Group	Various[1]	13,120	13,644	N/A
2021	Montecito Medical Real Estate	Notes	6,680	6,680	N/A
2021	Vizion Health	Various[1]	17,504	17,504	N/A
2021	Navion Senior Solutions	Various[4]	6,866	9,016	N/A
2024	Mainstay Healthcare	Note	9,064	9,064	N/A
2026	Senior Residential Realty LP	Note	5,500	5,500	N/A

1    Note(s) and straight-line rents receivable
2    Note, straight-line rents receivable and interest receivable
3    Loan commitment, equity method investment, straight-line rents receivable and unamortized lease incentive
4    Straight-line rents receivable and unamortized lease incentive

We are not obligated to provide support beyond our stated commitments to these tenants and borrowers whom we classify as VIEs and accordingly, our maximum exposure to loss as a result of these relationships is limited to the amounts of our commitments. Our risk of economic loss on a tenant lease in excess of what is presented in the table above is limited to any future non-payments of rent, before we are able to take effective remedial action, as well as any costs incurred to secure a new lease at the property. The potential extent of such losses at a future date would depend upon facts and circumstances unique to each tenant and the related lease and therefore are not included in the table above.

In the future, we may be deemed the primary beneficiary of the operations of these VIEs if the tenants or borrowers do not have adequate liquidity to accept the risks and rewards as the tenants and operators of the properties, and we may be required to consolidate the financial position and results of operations of the tenants or borrowers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references throughout this document to “NHI” or the “Company” include National Health Investors, Inc. and its consolidated subsidiaries. In accordance with the “Plain English” guidelines of the Securities and Exchange Commission (“SEC”), this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 (“Quarterly Report”) has been written in the first person. In this document, the words “we”, “our”, “ours” and “us” refer only to National Health Investors, Inc. and its consolidated subsidiaries and not any other person.

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

Real Estate Investments Portfolio

As of September 30, 2026, our Real Estate Investments segment included real estate properties and financing arrangements involving 150 properties located in 29 states. Our 136 owned properties were leased to 26 tenants primarily under triple-net leases and consisting of 87 ALFs, 12 EFCs, six SLCs, 30 SNFs and one HOSP with an aggregate gross carrying value of $2.4 billion. Our financing arrangements included of $224.6 million of principal amounts outstanding on mortgage and other notes receivable, excluding $15.1 million of credit loss reserves. Additionally, we had one property in our Real Estate Investments segment classified as assets held for sale as of September 30, 2026.

We classify our investments in real estate properties as either SHOs or medical facilities and further classify our SHOs as either need-driven or discretionary properties based on the typical credit risk profiles represented by the underlying revenue sources at these properties.

Need-Driven Senior Housing - Need-driven SHOs include ALFs and SLCs which primarily attract private payment for services from residents who require assistance with activities of daily living. Need-driven properties are subject to regulatory oversight.

Discretionary Senior Housing - Discretionary SHOs include ILFs and EFCs which primarily attract private payment for services from residents who are making the lifestyle choice of living in an age-restricted, multi-family community that offers social programs, meals, housekeeping and, in some cases, access to healthcare services. Discretionary properties are subject to limited regulatory oversight. There is a correlation between demand for these types of communities and the strength of the overall housing market.

Medical Facilities - Our medical facilities include SNFs and HOSPs that attract patients who have a need for acute or complex medical attention, preventative medicine or rehabilitation services. The services provided at these properties are typically paid for through a combination of private payor sources and government assistance programs, including Medicare and Medicaid. Medical facilities are subject to federal and state regulatory oversight and, in the case of hospitals, Joint Commission accreditation.

Senior Housing Operating Portfolio

As of September 30, 2026, our SHOP segment investments included 42 SHOs located in 16 states and comprised of 22 ILFs, 13 SLCs and seven ALFs with a combined total of 4,001 units. The aggregate gross carrying value of these properties was $860.1 million. We have structured the operations at these properties to comply with the requirements of the REIT Investment Diversification and Empowerment Act of 2007 and utilize our TRS for activities that would otherwise be non-qualifying for REIT purposes.

We are not directly exposed to the credit risk of the third-party managers that operate the properties in our SHOP segment in the same manner or to the same extent as the credit risk exposure we have related to the tenants of our triple-net leases in the Real Estate Investments segment. However, we rely on our managers related to their personnel, expertise, technology resources, information systems, proprietary information, good faith and judgment in operating our SHOs effectively and efficiently. We also rely on our managers to set appropriate pricing for resident fees and services and to operate our communities in compliance with the terms of the management agreements and all applicable laws and regulations.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates from the information provided in “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report.

Investment Portfolio Summary

The following table provides a summary of the investment portfolios of our Real Estate Investments and SHOP segments by property type as of September 30, 2026 and for the nine months ended September 30, 2026 ($ in thousands):

			Net
			Operating	% of
	Number of	Number of	Income	Total	Carrying
	Properties[1]	Units / Beds	(“NOI”)	NOI	Amounts[2,3]
Real Estate Investments segment:
Real estate properties:
Senior housing - need-driven:
Assisted living facilities	87	4,819	$73,629	30.2%	$1,066,315
Senior living campuses	6	622	6,269	2.6%	93,503
Total senior housing - need-driven	93	5,441	79,898	32.8%	1,159,818
Senior housing - discretionary:
Entrance fee communities	12	3,216	51,766	21.3%	806,188
Total senior housing - discretionary	12	3,216	51,766	21.3%	806,188
Total senior housing	105	8,657	131,664	54.1%	1,966,006
Medical facilities:
Skilled nursing facilities	30	3,689	34,819	14.3%	400,772
Hospitals	1	71	3,226	1.4%	42,298
Total medical facilities	31	3,760	38,045	15.7%	443,070
Other[4]	—	—	27,188	11.2%	—
Total real estate properties	136	12,417	196,897	81.0%	2,409,076
Mortgage and other notes receivable:
Senior housing - need-driven	9	814	7,358	3.0%	119,052
Senior housing - discretionary	1	141	763	0.3%	11,155
Skilled nursing facilities	3	367	832	0.3%	14,770
Hospitals	1	36	1,931	0.8%	27,441
Mortgage and note payoffs	—	—	53	—%	—
Other notes	—	—	4,258	1.7%	52,145
Total mortgage and other notes receivable	14	1,358	15,195	6.1%	224,563
Total Real Estate Investments segment	150	13,775	212,092	87.1%	2,633,639
SHOP segment:
Real estate properties:
Independent living facilities	22	2,274	15,313	6.3%	495,047
Senior living campuses	13	1,290	11,420	4.7%	281,343
Assisted living facilities	7	437	4,698	1.9%	83,722
Total SHOP segment	42	4,001	31,431	12.9%	860,112
Total investment portfolio	192	17,776	$243,523	100.0%	$3,493,751

1    Our corporate office buildings and a property classified as assets held for sale as of September 30, 2026 are excluded from the property counts in the table above. We do not have any ownership in the properties presented in the mortgage and other notes receivable section of this table.
2    Real estate properties are stated at their gross carrying amounts. As of September 30, 2026, the aggregate gross carrying amount of our corporate office buildings was $3.6 million and the carrying amount of a property classified as assets held for sale was $3.1 million.
3    The carrying amounts of mortgage and other notes receivable include the principal amounts outstanding, net of unamortized commitment and other exit fees. The carrying amounts in the table above exclude $15.1 million of credit loss reserves on our mortgage and other notes receivable as of September 30, 2026.
4    Other primarily includes the NOI of properties that have been sold or disposed of prior to September 30, 2026 and the NOI of a property classified as assets held for sale as of September 30, 2026.

As of September 30, 2026, our average effective annualized NOI from the tenant leases of properties in our Real Estate Investments segment was $20,824 per unit for ALFs, $21,484 per unit for EFCs, $13,470 per unit for SLCs, $12,664 per bed for SNFs and $60,574 per bed for HOSPs. As of September 30, 2026, the average effective annualized NOI from the properties in our SHOP segment was $11,515 per unit.

The following table provides a summary of the investment portfolios of our Real Estate Investments and SHOP segments by operator type as of September 30, 2026 and for the nine months ended September 30, 2026 ($ in thousands):

			% of
	Number of		Total	Carrying
	Properties[1]	NOI	NOI	Amounts[2,3]
Real Estate Investments segment:
Public	25	$27,133	11.1%	$345,340
National chain (privately owned)	10	13,380	5.5%	242,278
Regional	108	136,636	56.1%	1,941,056
Small	7	7,702	3.2%	104,965
Mortgage and note payoffs	—	53	—%	—
Other[4]	—	27,188	11.2%	—
Total Real Estate Investments segment	150	212,092	87.1%	2,633,639
SHOP segment	42	31,431	12.9%	860,112
Total investment portfolio	192	$243,523	100.0%	$3,493,751

1    Our corporate office buildings and a property classified as assets held for sale as of September 30, 2026 are excluded from the property counts in the table above. We do not have any ownership in the properties presented in the mortgage and other notes receivable section of this table.
2    Real estate properties are stated at their gross carrying amounts. As of September 30, 2026, the aggregate gross carrying amount of our corporate office buildings was $3.6 million and the carrying amount of a property classified as assets held for sale was $3.1 million.
3    The carrying amounts of mortgage and other notes receivable include the principal amounts outstanding, net of unamortized commitment and other exit fees. The carrying amounts in the table above exclude $15.1 million of credit loss reserves on our mortgage and other notes receivable as of September 30, 2026.
4    Other primarily includes the NOI of properties that have been sold or disposed of prior to September 30, 2026 and the NOI of a property classified as assets held for sale as of September 30, 2026.

The following table provides additional information on the real estate properties and NOI of our SHOP segment as of September 30, 2026 and for the nine months ended September 30, 2026 ($ in thousands):

				Gross
	Number of	Number of		Carrying
	Properties	Units	NOI	Amounts
Properties in the SHOP segment since July 1, 2025	15	1,732	$10,133	$379,253
Acquisitions	20	1,331	13,172	287,551
Transitioned properties	7	938	8,126	193,308
Total SHOP segment	42	4,001	$31,431	$860,112

The following table provides a summary of our NOI based on the geographical location of our real estate properties ($ in thousands):

	Nine Months Ended
	September 30,
	2026	2025
South Carolina	$29,212	$27,438
Texas	23,668	24,060
Florida	21,036	18,939
North Carolina	17,908	17,809
Tennessee	12,658	14,363
All other states	139,041	121,283
Total NOI	$243,523	$223,892

Recent Investments Activity

Acquisitions

During the nine months ended September 30, 2026, we completed the following acquisitions of real estate properties ($ in thousands):

				Buildings,	Other
		Number		Improvements	Assets and
		of		and	Liabilities,
Operators / Managers	Period	Properties	Land	Intangibles	Net[1]	Total
Real Estate Investments segment:
The Fellowship Family	Q2 2026	2	$1,723	$15,788	$—	$17,511
SHOP segment:
Allegro Living Management	Q1 2026	9	9,201	96,287	—	105,488
Generations, LLC	Q2 2026	7	15,064	90,825	998	106,887
Total acquisitions			$25,988	$202,900	$998	$229,886

1    We recognized a right-of-use asset of $3.0 million and an operating lease liability of $2.0 million for a ground lease that we assumed in an acquisition.

Dispositions

During the nine months ended September 30, 2026, we completed the following dispositions of real estate properties ($ in thousands):

		Number		Net	Gains
		of	Net	Carrying	on
Operators	Period	Properties	Proceeds	Amounts	Dispositions
Real Estate Investments segment:
The Brook Retirement Communities	Q1 2026	1	$6,662	$4,175	$2,487
PruittHealth - Orangeburg[1]	Q2 2026	1	3,170	2,369	801
Bickford Senior Living (“Bickford”)[2]	Q2 2026	1	4,345	3,562	783
Santé - Silverdale[3]	Q2 2026	1	39,000	18,802	20,198
Wingate Living[4]	Q2 2026	1	45,284	45,222	62
National HealthCare Corporation[5]	Q3 2026	35	554,681	13,067	541,614
Fundamental Healthcare[5]	Q3 2026	2	18,914	17,375	1,539
Total dispositions			$672,056	$104,572	$567,484

1    This property was acquired by the tenant pursuant to a purchase option in the respective lease agreement.
2    This property was included in assets held for sale on our condensed consolidated balance sheet as of December 31, 2025.
3    The tenant acquired this property pursuant to a purchase and sale agreement that was executed in 2024.
4    The net proceeds received on the sale of this property included a $5.5 million mortgage note from an affiliate of the buyer.
5    These properties were included in assets held for sale on our condensed consolidated balance sheet as of June 30, 2026.

NHC Leased Portfolio Sale

On July 1, 2026, we sold our portfolio of 35 properties leased to NHC/OP, L.P., a wholly owned subsidiary of NHC, and certain of its affiliates. We recognized $560.0 million in cash consideration, $5.3 million of closing costs and a $541.6 million gain on the sale. The NHC portfolio was included in our Real Estate Investments segment and consisted of 32 SNFs and three ILFs that were initially acquired by us in 1991.

During the nine months ended September 30, 2026 and 2025, rental income from the NHC portfolio was $22.2 million, or 6.3% of total revenues, and $30.4 million, or 11.3% of total revenues, respectively, which included contingent rental income of $5.8 million in both periods.

Fourth Quarter 2026 Activity

In October 2026, we acquired a portfolio of six SHOs located in Kentucky, Michigan and Tennessee that have been included in our SHOP segment. The total purchase price was $107.7 million, including $1.2 million of closing costs. As of September 30, 2026, $107.6 million of the purchase price consideration was held by the title company and recognized in deposits on real estate acquisitions on our condensed consolidated balance sheet included in this Quarterly Report. The portfolio, which consists of five ALFs and one ILF with a combined total of 443 units, is being managed by Allegro Living Management.

In October 2026, we purchased an ALF located in Michigan from Bickford for $16.8 million that has been included in our Real Estate Investments segment. In connection with the purchase, Bickford repaid its $14.7 million construction loan which was secured by this property. The property is being leased back to Bickford pursuant to an existing master lease agreement that has an annual lease rate of 8.70% and expires in May 2033. Reference the section below on “Bickford Leases and Loans” for additional information.

In October 2026, we purchased an inpatient rehabilitation HOSP from The Sanders Trust, LLC for $34.6 million. The property is located in Florida and has been included in our Real Estate Investments segment. In connection with the purchase, The Sanders Trust, LLC repaid its $27.6 million construction loan which was secured by this property. We assumed the existing lease on the property with ClearSky Lake City which has an annual lease rate of 8.25% and expires in October 2046.

In November 2026, we completed the sale of an ALF located in Illinois for $3.3 million in cash consideration. During the three months ended September 30, 2026, we recognized $9.9 million of impairment related to this property. This property was included in the Real Estate Investments segment and classified as assets held for sale as of September 30, 2026.

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

During each of the three and nine months ended September 30, 2026, we recognized $9.9 million of impairment related to an ALF in our Real Estate Investments segment and sold this property in November 2026.

We had no other impairments to real estate properties or any significant increases in the credit loss reserves on our mortgage and other notes receivable during the nine months ended September 30, 2026. We believe the net carrying values of all of our investments are recoverable as of September 30, 2026. However, it is possible that future events or circumstances, including any changes in market conditions or interest rates, could require us to make significant adjustments to the carrying amounts of our investments in the future.

Tenant Leases

Our tenant leases are typically structured as triple-net leases on single-tenant properties with initial lease terms of 10 years to 15 years and generally include one or more five-year extension options. As a result, we may have reporting periods in which we experience few, if any, lease renewals or expirations.

We recognize the contractual amounts of base rental income from tenant leases on a straight-line basis over the initial term of the lease, subject to a collectability assessment. Most of our tenant leases contain annual rent escalators, which may be fixed or variable. Certain of our tenant leases provide for additional contingent rent based on a percentage of the tenant’s revenues exceeding a specified base amount or threshold defined in the lease agreement.

Concentrations of Credit Risks

The following table provides information on our tenant concentrations exceeding 10% of our total revenues ($ in thousands):

	September 30, 2026		Nine Months Ended September 30,
	Real	Mortgage	2026		2025
	Estate	and Other		% of		% of
	Properties[1]	Notes[2]	Revenues[3]	Total	Revenues[3]	Total

Senior Living	$633,620	$—	$42,607	12.2%	$41,080	15.2%
Bickford[4]	N/A	N/A	N/A	N/A	32,141	11.9%
NHC[4]	N/A	N/A	N/A	N/A	30,443	11.3%
Escrow funds received from tenants for
property operating expenses			8,295	2.4%	8,411	3.1%
Other	1,775,456	224,563	169,485	48.4%	108,397	40.2%
Total tenant concentrations	$2,409,076	$224,563	220,387	63.0%	220,472	81.7%
Resident fees and services[5]			129,545	37.0%	49,333	18.3%
Total revenues			$349,932	100.0%	$269,805	100.0%

1    Real estate properties are stated at their gross carrying amounts. Total real estate properties, as presented in the table above, excluded $3.6 million related to our corporate office buildings, $3.1 million related to a property classified as assets held for sale and $860.1 million related to the properties in our SHOP segment.
2    Mortgage and other notes receivable are stated at the principal amounts outstanding, net of commitment and other exit fees. Total mortgage and other notes receivable, as presented in the table above, excluded $15.1 million of credit loss reserves.
3    Revenues related to properties that have been sold and revenues related to a property classified as assets held for sale as of September 30, 2026 have been included in other revenues for each period.
4    Revenues for Bickford and NHC for the nine months ended September 30, 2026 have been included in other revenues because they were less than 10% of total revenues during the period.
5    There are no concentrations in revenues from resident fees and services because the resident agreements are between us and the individual residents.

As of September 30, 2026, we leased 11 SHOs to Senior Living. During the nine months ended September 30, 2026 and 2025, we recognized reductions to straight-line rent revenue of $1.3 million and $0.5 million, respectively, related to these leases. The lease covering 10 of the properties expires in December 2031 and the lease covering the remaining property expires in October 2040.

As of September 30, 2026, our real estate properties located in South Carolina were 12.3% of the gross carrying amount of our total real estate properties. There were no other states in which the gross carrying amounts of our real estate properties exceeded 10% as of September 30, 2026 .

Cash Basis Tenants

The following table provides a summary of the amounts of lease payments we received from our cash basis tenants ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Bickford	$10,786	$10,143	$31,915	$30,120
Other tenant	1,534	1,498	4,567	4,460
Total lease payments received from cash basis tenants	$12,320	$11,641	$36,482	$34,580

Bickford Leases and Loans

As of September 30, 2026, we leased 37 SHOs to Bickford pursuant to four master leases that mature in 2028 through 2035. Bickford has been a cash basis tenant since 2022 when we received financial information from Bickford raising substantial doubt about its ability to continue as a going concern. As of September 30, 2026, these concerns had not been alleviated.

In April 2026, we amended the Bickford master lease agreements to increase the combined annual base rent for the Bickford portfolio initially to $38.4 million with annual rent escalators ranging between 2.0% and 3.0%. Pursuant to these amendments, Bickford is also required to pay us contingent rent based on a percentage of the combined monthly revenues of the Bickford portfolio in excess of a base amount. In connection with the master lease amendments, we extended the available funding period related to an $8.0 million capital improvements agreement with Bickford through June 2027.

We have a second mortgage note with Bickford with an outstanding principal balance of $11.4 million as of September 30, 2026 that has an annual interest rate of 10.0%. We received the mortgage note in 2021 as a portion of the net proceeds on the sale of six of our properties to Bickford. We did not recognize the mortgage note on our condensed consolidated balance sheet at the time of the sale or include it in the determination of the amount of gain recognized on the sale of the properties. In April 2026, we extended the maturity of this loan to April 2029.

Reference the “Fourth Quarter 2026 Activity” section for additional information on our leases and loans with Bickford.

Tenant Purchase Options

Certain of our tenant leases at inception provide the tenant with an option to purchase the underlying property at a fixed base price, a fixed base price plus a specified share in any appreciation of the property or a price based on a specified fixed minimum internal rate of return on our investment. As of September 30, 2026, we had three properties with an aggregate net carrying value of $70.6 million that are subject to tenant purchase options with exercise dates between 2029 and 2031. During each of the nine months ended September 30, 2026 and 2025, the aggregate rental income from these properties was $7.1 million.

As of September 30, 2026, we cannot reasonably estimate the probability that any of these tenant purchase options will be exercised in the future. We expect the consideration received by us from the exercise of any of these tenant purchase options will exceed the respective property’s net carrying value at the time of the sale.

Tenant Monitoring

The following table provides a summary of the average occupancy rates of our real estate properties leased to Senior Living and Bickford for the periods indicated:

	Number of
	Properties	Q3 2026	Q2 2026	Q1 2026	Q4 2025	Q3 2025
Senior Living[1]	10	87.1%	86.4%	86.6%	84.9%	83.9%
Senior Living	11	87.1%	86.3%	86.6%	84.9%	83.9%
Bickford[2]	37	85.5%	84.7%	84.6%	84.7%	87.2%

1    The average occupancy rates for all periods presented exclude a 251-unit CCRC acquired in October 2025.
2    The average occupancy rates for all periods presented exclude an ALF that was sold in April 2026.

The following table provides a summary of the average occupancy rates of the real estate properties in our SHOP segment for the periods indicated:

	Q3 2026	Q2 2026	Q1 2026	Q4 2025	Q3 2025
Number of properties at the end of the period	15	15	15	15	15
SHOP segment[1]	85.4%	85.1%	85.8%	86.4%	87.9%

Number of properties at the end of the period	42	42	35	26	22
Total SHOP segment	85.9%	85.9%	86.6%	86.9%	87.2%

1    The average occupancy rates for all periods presented are based on the 15 real estate properties that have been in the SHOP segment since July 1, 2025.

The operators at the real estate properties in our Real Estate Investments segment report their results of operations to us on a periodic basis. We review these results of operations to monitor the potential credit risks of our tenants, or affiliates of our tenants, that own these operations. The primary performance measure we use in our evaluation is the calculation of earnings before interest, income taxes, depreciation, amortization, rent and management fees (“EBITDARM”). We believe EBITDARM is a useful measure of an operator’s success at the property level because it eliminates the effects of the operator’s method of acquiring the use of its assets (interest and rent) and any non-cash expenses (depreciation and amortization expense) and expenses that are dependent on the operator’s level of success (income taxes). In addition, EBITDARM excludes the effect of the operator’s payment of its management fees, as typically those fees are contractually subordinate to the lease payments required under our tenant leases. Our calculation of EBITDARM for the operators of our EFCs also includes certain other cash flow adjustments that are typical in the REIT industry, such as the net cash flows from entrance fees, amortization of deferred entrance fees, adjustments for tenant rent obligations and management fee true-ups. The covenants of our tenant leases include the eliminations and adjustments to EBITDARM that have been described above. We believe that our method for defining EBITDARM provides us with a comparable basis for evaluating the potential credit risks of our tenants and leased properties.

We believe that EBITDARM is also a useful measure in analyzing the potential future cash flows from an asset or group of assets. We use EBITDARM to calculate a coverage ratio (EBITDARM / cash rent) for the operators of our properties and perform other analytical procedures to help us identify any potential risks that may exist related to an operator’s ability to generate sufficient liquidity to meet its obligations, including its obligations to continue paying the amounts due to us. Within the REIT industry, a lag exists in the timing of when operators report their results of operations. Across our portfolio, our operators typically report their operating results to us within either 30 days or 45 days, or at the latest within 90 days, of month end.

The following tables provide a summary of our portfolio coverage and occupancy ratios related to the owned real estate properties in our Real Estate Investments segment by property type on a trailing 12-month basis as of June 30, 2026 and 2025, the most recent periods available. We have excluded a property that was classified as assets held for sale as of September 30, 2026 that has been subsequently sold. The tables include pro forma cash rent from tenant acquired properties that have been in the portfolio less than 24 months that have stabilized operations.

		Medical
Ratios by property type:	SHOs	Facilities	Total
Number of properties	105	31	136
Q2 2026 coverage	1.67x	2.68x	1.90x
Q2 2026 occupancy	87.4%	80.9%	85.4%
Q2 2025 coverage	1.51x	2.38x	1.71x
Q2 2025 occupancy	86.4%	79.7%	84.4%

				Discretionary
		Need-Driven		(Excluding
	Need-	(Excluding		Senior
Ratios by type of SHO:	Driven	Bickford)	Discretionary	Living)
Number of properties	91	54	14	4
Q2 2026 coverage	1.50x	1.42x	1.88x	2.09x
Q2 2026 occupancy	87.4%	88.8%	87.3%	89.8%
Q2 2025 coverage	1.42x	1.27x	1.61x	2.11x
Q2 2025 occupancy	86.2%	86.2%	86.7%	91.6%

	Senior
Ratios by tenant:	Living[1]	Bickford[2]
Number of properties	11	37
Q2 2026 coverage	1.78x	1.63x
Q2 2026 occupancy	85.4%	85.3%
Q2 2025 coverage	1.41x	1.68x
Q2 2025 occupancy	83.7%	86.3%

1    Senior Living operates 10 discretionary EFCs and one need-driven ALF.
2    Bickford’s coverage ratios on a pro forma basis, which include the impact of the April 2026 base rent reset, were 1.54x and 1.53x for the trailing 12-months ended June 30, 2026 and 2025, respectively.

We experience fluctuations in our portfolio coverage and occupancy ratios as a result of market and economic trends, local market competition, new or changing regulatory factors and the operational success of our tenants. We monitor economic and financial conditions and also use credit enhancements, such as requiring our tenants to maintain security deposits and corporate guarantees with us, to mitigate the impact of an economic downturn on our business. In some instances, we may require a tenant to increase their security deposit with us in an amount equal to their lease payment shortfall until the required tenant lease coverage ratio is met. In addition to the above, we also perform analysis and make decisions with respect to our tenants at an individual lease level. We have not included the impact of security deposits in the ratios presented in the tables above.

Results of Operations
The following tables provide a summary of our operating results ($ in thousands):

	Three Months Ended
	September 30,		Change
	2026	2025	$	%
Revenues:
Rental income:
Acquisitions	$2,761	$—	$2,761	NM
Transitioned properties	—	5,975	(5,975)	(100.0)%
Dispositions and assets held for sale	394	12,194	(11,800)	(96.8)%
All other tenant leases	55,218	53,068	2,150	4.1%
Total cash rental income	58,373	71,237	(12,864)	(18.1)%
Straight-line rent revenue adjustments	460	(10,943)	11,403	NM
Escrow funds received from tenants for
property operating expenses	2,749	2,610	139	5.3%
Amortization of lease incentives	(930)	(726)	(204)	28.1%
Total rental income	60,652	62,178	(1,526)	(2.5)%
Resident fees and services	47,706	21,177	26,529	NM
Interest income from mortgage and other notes receivable	5,125	6,454	(1,329)	(20.6)%
Other income	—	38	(38)	(100.0)%
Total revenues	113,483	89,847	23,636	26.3%
Expenses:
Depreciation and amortization:
Acquisitions	6,234	—	6,234	NM
Dispositions and assets held for sale	95	1,416	(1,321)	(93.3)%
All other assets	19,434	18,800	634	3.4%
Total depreciation and amortization	25,763	20,216	5,547	27.4%
Interest expense	12,521	13,766	(1,245)	(9.0)%
Senior housing operating expenses	36,188	16,253	19,935	NM
Legal expense	1,050	134	916	NM
Franchise, excise and other taxes	243	244	(1)	(0.4)%
General and administrative expenses	8,005	6,311	1,694	26.8%
Taxes and insurance on leased properties	2,749	2,610	139	5.3%
Loan and realty losses (gains), net	9,717	(1,979)	11,696	NM
Total expenses	96,236	57,555	38,681	67.2%
Gains on dispositions of real estate properties	542,704	113	542,591	NM
Other non-operating income	2,854	—	2,854	NM
Income before income taxes and equity
method investment	562,805	32,405	530,400	NM
Income tax expense	(279)	—	(279)	NM
Gain from equity method investment	688	73	615	NM
Net income	563,214	32,478	530,736	NM
Add: Net loss attributable to noncontrolling interests	311	384	(73)	(19.0)%
Net income attributable to stockholders	563,525	32,862	530,663	NM
Less: Net income allocated to participating securities	(845)	(50)	(795)	NM
Net income attributable to common stockholders	$562,680	$32,812	$529,868	NM
NM - Not meaningful

Financial highlights of our results of operations for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 were as follows:

•Rental income decreased $1.5 million, or 2.5%, primarily due to an $11.8 million net decrease in cash rental income from the disposal of 42 properties since July 1, 2025. In addition, we had a $6.0 million decrease in cash rental income related to the seven properties transitioned to the SHOP segment in August 2025. These decreases were partially offset by a $2.8 million increase in cash rental income from five acquisitions since July 1, 2025 and the write off of $12.1 million of straight-line rents receivable related to the seven properties transitioned to the SHOP segment. Additionally, the rental income decrease was offset by $2.2 million of rent escalators.
•Resident fees and services, less senior housing operating expenses, increased $6.6 million primarily due to a $5.5 million increase from the acquisition of 20 properties in the SHOP segment since the beginning of the fourth quarter of 2025 and a $0.5 million increase from the seven transitioned properties discussed above.
•Interest income from mortgage and other notes receivable decreased $1.3 million, or 20.6%, primarily due to a net reduction in the principal amounts of mortgage and other notes receivable outstanding in the three months ended September 30, 2026 compared to the prior year period.
•Depreciation and amortization increased $5.5 million, or 27.4%, primarily due to a $6.2 million increase related to properties acquired after July 1, 2025, partially offset by a $1.3 million decrease related to properties sold after July 1, 2025 and one property that was classified as assets held for sale as of September 30, 2026.
•Interest expense decreased $1.2 million, or 9.0%, which primarily consisted of a $3.4 million decrease from the repayments of term loans in 2025, a $2.4 million decrease attributable to the Credit Facility and a $4.5 million increase due to the 2033 Senior Notes issued in September 2025.
•Legal expense of $1.1 million in the three months ended September 30, 2026 consisted primarily of the costs incurred for a large transaction in our SHOP segment which we stopped pursuing during the period.
•General and administrative expenses increased $1.7 million, or 26.8%, primarily due to a $1.0 million increase in compensation costs, mostly related to headcount and share-based compensation, and a $0.5 million increase in professional fees.
•Loan and realty losses, net, of $9.7 million for the three months ended September 30, 2026 primarily included $9.9 million of impairment recognized on a property in our Real Estate Investments segment which we sold in November 2026. Loan and realty gains, net, of $2.0 million for the three months ended September 30, 2025 primarily included a reduction in our credit loss reserves on notes receivable that were repaid in the prior year period.
•Gains on dispositions of real estate properties of $542.7 million for the three months ended September 30, 2026 primarily related to the sale of the NHC portfolio.
•Other non-operating income for the three months ended September 30, 2026 consisted primarily of the interest earned on the net proceeds from the sale of the NHC portfolio.
•Income tax expense of $0.3 million for the three months ended September 30, 2026 consisted primarily of deferred income tax expense related to the increased usage of our TRS and the expansion of our SHOP segment.
•Gain from equity method investment increased $0.6 million and consisted of cash distributions received from this investment in both periods.

	Nine Months Ended
	September 30,		Change
	2026	2025	$	%
Revenues:
Rental income:
Acquisitions	$15,920	$6,205	$9,715	NM
Transitioned properties	—	10,346	(10,346)	(100.0)%
Dispositions and assets held for sale	26,088	37,575	(11,487)	(30.6)%
All other tenant leases	155,604	149,452	6,152	4.1%
Total cash rental income	197,612	203,578	(5,966)	(2.9)%
Straight-line rent revenue adjustments	1,780	(8,499)	10,279	NM
Escrow funds received from tenants for
property operating expenses	8,295	8,411	(116)	(1.4)%
Amortization of lease incentives	(2,495)	(2,176)	(319)	14.7%
Total rental income	205,192	201,314	3,878	1.9%
Resident fees and services	129,545	49,333	80,212	NM
Interest income from mortgage and other notes receivable	15,195	19,043	(3,848)	(20.2)%
Other income	—	115	(115)	(100.0)%
Total revenues	349,932	269,805	80,127	29.7%
Expenses:
Depreciation and amortization:
Acquisitions	18,327	2,510	15,817	NM
Dispositions and assets held for sale	2,002	3,841	(1,839)	(47.9)%
All other assets	54,673	52,940	1,733	3.3%
Total depreciation and amortization	75,002	59,291	15,711	26.5%
Interest expense	43,375	43,104	271	0.6%
Senior housing operating expenses	98,114	37,502	60,612	NM
Legal expense	1,800	2,655	(855)	(32.2)%
Franchise, excise and other taxes	671	756	(85)	(11.2)%
General and administrative expenses	24,679	19,265	5,414	28.1%
Proxy contest and related expenses	—	1,572	(1,572)	(100.0)%
Taxes and insurance on leased properties	8,295	8,411	(116)	(1.4)%
Loan and realty losses (gains), net	9,608	(3,386)	12,994	NM
Total expenses	261,544	169,170	92,374	54.6%
Gains on dispositions of real estate properties	567,283	337	566,946	NM
Other non-operating income	2,975	—	2,975	NM
Income before income taxes and equity
method investment	658,646	100,972	557,674	NM
Income tax expense	(1,011)	—	(1,011)	NM
Gain from equity method investment	688	2,012	(1,324)	(65.8)%
Net income	658,323	102,984	555,339	NM
Add: Net loss attributable to noncontrolling interests	975	1,030	(55)	(5.3)%
Net income attributable to stockholders	659,298	104,014	555,284	NM
Less: Net income allocated to participating securities	(1,018)	(151)	(867)	NM
Net income attributable to common stockholders	$658,280	$103,863	$554,417	NM

NM - Not meaningful

Financial highlights of our results of operations for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 were as follows:

•Rental income increased $3.9 million, or 1.9%, which primarily consisted of a $9.7 million increase in cash rental income from five acquisitions since January 1, 2025, a $10.3 million decrease in cash rental income due to the seven properties transitioned to the SHOP segment in August 2025 and an $11.5 million net decrease in cash rental income attributable to the disposal of 42 properties since January 1, 2025 and a property classified as assets held for sale as of September 30, 2026. In addition, we had a $12.1 million decrease in rental income due to the write off of the straight-line rents receivable related to the transitioned properties. The remaining $6.2 million increase in rental income was primarily from rent escalators.
•Resident fees and services, less senior housing operating expenses, increased $19.6 million, primarily due to a $13.2 million increase from the 20 properties we have acquired since the beginning of the fourth quarter of 2025 and a $6.2 million increase from the seven transitioned properties discussed above.
•Interest income from mortgage and other notes receivable decreased $3.8 million, or 20.2%, primarily due to a net reduction in the principal amounts of mortgage and other notes receivable outstanding in the nine months ended September 30, 2026 compared to the prior year period.
•Depreciation and amortization increased $15.7 million, or 26.5%, primarily due to a $15.8 million increase from properties acquired after January 1, 2025, partially offset by a $1.8 million decrease related to properties sold after January 1, 2025 and one property that was classified as assets held for sale as of September 30, 2026.
•Interest expense increased $0.3 million, or 0.6%, which primarily consisted of a $13.8 million increase from the 2033 Senior Notes issued in September 2025, an $8.2 million decrease resulting from the repayments of term loans in 2025 and a $5.3 million decrease attributable to the Credit Facility.
•Legal expense decreased $0.9 million, or 32.2%, primarily due to the costs which were incurred in the nine months ended September 30, 2025 related to the transitioning of seven properties from the Real Estate Investments segment to the SHOP segment.
•General and administrative expenses increased $5.4 million, or 28.1%, primarily due to a $3.4 million increase in compensation costs, mostly related to headcount and share-based compensation, a $0.8 million increase in purchased services and a $0.8 million increase in professional fees.
•Proxy contest and related expenses of $1.6 million for the nine months ended September 30, 2025 consisted of proxy advisory costs related to our response to a proxy campaign associated with our 2025 annual meeting of stockholders.
•Loan and realty losses, net, of $9.6 million for the nine months ended September 30, 2026 primarily included $9.9 million of impairment recognized on a property in our Real Estate Investments segment which we sold in November 2026. Loan and realty gains, net, of $3.4 million for the nine months ended September 30, 2025 primarily included a reduction in our credit loss reserves on notes receivable that were repaid in the prior year period.
•Gains on dispositions of real estate properties of $567.3 million for the nine months ended September 30, 2026 related to the sale of 42 properties in the Real Estate Investments segment in the current period, which included a gain of $541.6 million recognized on the sale of the NHC portfolio in July 2026.
•Other non-operating income for the nine months ended September 30, 2026 consisted primarily of the interest earned on the net proceeds from the sale of the NHC portfolio.
•Income tax expense of $1.0 million for the nine months ended September 30, 2026 consisted primarily of deferred income tax expense related to the increased usage of our TRS and the expansion of our SHOP segment.
•Gain from equity method investment of $0.7 million and $2.0 million for the nine months ended September 30, 2026 and 2025, respectively, consisted of cash distributions received from this investment.

Liquidity and Capital Resources

As of September 30, 2026, we had $497.0 million available to draw on our $700.0 million unsecured revolving credit facility (the “Credit Facility”), $46.6 million of cash and cash equivalents, $231.7 million of restricted cash, $108.3 million of deposits for future acquisitions and the ability to access $500.0 million through the issuance of common stock under our ATM equity program. We also maintain an effective automatic shelf registration statement permitting us to raise capital through the issuance of additional debt or equity securities.

Sources and Uses of Funds

Our primary sources of cash include lease payments from tenants, receipts from residents, principal and interest payments on mortgage and other notes receivable, net proceeds from dispositions of real estate properties, net proceeds from offerings of debt and equity securities and borrowings from our Credit Facility. Our primary uses of cash include principal and interest payments on our debt, investments in new and existing real estate properties, mortgages and other notes, dividend distributions to our stockholders, operating expenses of our SHOP segment and general corporate overhead expenses.

The following table provides information on our cash flows ($ in thousands):

	Nine Months Ended
	September 30,		Change
	2026	2025	$	%
Cash, cash equivalents and restricted cash
at the beginning of the period	$19,624	$26,502	$(6,878)	(26.0)%
Net cash provided by operating activities	166,388	168,827	(2,439)	(1.4)%
Net cash provided by (used in) investing activities	313,102	(82,118)	395,220	NM
Net cash used in financing activities	(220,817)	(31,586)	(189,231)	NM
Cash, cash equivalents and restricted cash
at the end of the period	$278,297	$81,625	$196,672	NM

NM - Not meaningful

Operating Activities – Net cash provided by operating activities for the nine months ended September 30, 2026 decreased $2.4 million from the same period in the prior year. Operating cash flows in the current period were impacted by our acquisitions activity, primarily the 20 real estate properties acquired in the SHOP segment, and our dispositions activity, which included the sale of the 35 properties comprising the NHC portfolio and seven additional properties in the Real Estate Investments segment. In addition, we made $10.8 million of lease incentive payments in the current period.

Investing Activities – Net cash provided by investing activities for the nine months ended September 30, 2026 included $666.6 million of net proceeds received from dispositions of properties in our Real Estate Investments segment and $16.0 million of repayments on mortgage and other notes receivable, partially offset by $247.9 million of investments in new and existing real estate properties in both segments and $14.7 million of new investments in mortgage and other notes receivable. In addition, we transferred $107.6 million of cash to a title company for an acquisition that was completed on October 1, 2026 which was recognized as a deposit on real estate acquisitions as of September 30, 2026.

Financing Activities – Net cash used in financing activities for the nine months ended September 30, 2026 was primarily comprised of $134.2 million of dividend payments to our stockholders and $125.0 million of repayments on our bank term loan, partially offset by $44.9 million of net proceeds from the issuance of common shares under our ATM equity program.

Debt Obligations

As of September 30, 2026, we had $1.0 billion of outstanding indebtedness. Reference “Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report for information on the impact of interest rate risk on our business.

Revolving Credit Facility and Bank Term Loan - We have a $700.0 million Credit Facility that matures in October 2028 and may be extended by us pursuant to (i) one or both of the six-month extension options or (ii) one 12-month extension option. We most recently amended the Credit Facility in October 2025 to remove the 0.10% credit spread adjustment applicable to the Secured Overnight Financing Rate (“SOFR”) interest rates. Borrowings under the Credit Facility bear interest, at our election, at one of the following: (a) Term SOFR plus a margin ranging from 0.725% to 1.400%; (b) Daily SOFR plus a margin ranging from 0.725% to 1.400%; or (c) the base rate plus a margin ranging from 0.000% to 0.400%. In each election, the actual margin is determined according to our credit ratings. The base rate means, for any day, a fluctuating rate per annum equal to the highest of (x) the agent’s prime rate, (y) the federal funds rate on such day plus 0.50% or (z) the adjusted Term SOFR for a one-month tenor in effect on such day plus 1.00%. In addition, the Credit Facility requires a facility fee ranging from 0.125% to 0.300% which is determined based on our credit ratings on the $700.0 million committed capacity, without regard to usage.

As of September 30, 2026, we had $497.0 million available to draw on our Credit Facility. The Credit Facility is subject to usual and customary covenants which include, among other stipulations, a requirement that we maintain certain financial ratios within limits set by our creditors. As of September 30, 2026, we were in compliance with these covenants.

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

2031 Senior Notes - In January 2021, we issued $400.0 million in aggregate principal amount of 3.00% unsecured senior notes that mature in February 2031 (the “2031 Senior Notes”). The 2031 Senior Notes were sold at an issue price of 99.196% of face value, before the underwriters’ discount. Interest on the 2031 Senior Notes is due semi-annually. The 2031 Senior Notes are subject to affirmative and negative covenants, including financial covenants. As of September 30, 2026, we were in compliance with these covenants.

2033 Senior Notes - In September 2025, we issued $350.0 million in aggregate principal amount of 5.35% unsecured senior notes that mature in February 2033 (the “2033 Senior Notes”). The 2033 Senior Notes were sold at an issue price of 98.903% of face value, before the underwriters’ discount. Interest on the 2033 Senior Notes began accruing in February 2026 and is due semi-annually. The 2033 Senior Notes are subject to affirmative and negative covenants, including financial covenants. As of September 30, 2026, we were in compliance with these covenants.

Private Placement Note - As of September 30, 2026, the principal amount outstanding on our private placement note was $100.0 million. The note bears interest at 4.51% and matures in January 2027.

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

For the nine months ended September 30, 2026, our fixed charge coverage ratio was 5.4x. Reference the “Adjusted EBITDA” section in “Non-GAAP Financial Measures” below for a table showing this calculation.

The following table provides a summary of the calculation of our Consolidated Net Debt to annualized Adjusted EBITDA ratio, which gives effect on an annualized basis to the impact of our acquisitions and dispositions of real estate properties, new financing arrangements and note payoffs occurring during the three months ended September 30, 2026 ($ in thousands):

Consolidated Total Debt	$1,040,329
Less: Cash and cash equivalents	(46,559)
Consolidated Net Debt	$993,770

Adjusted EBITDA	$69,033
Annualized adjustment	207,099
Annualized impact of recent investments, dispositions and note payoffs	(811)
Annualized Adjusted EBITDA	$275,321

Consolidated Net Debt to Annualized Adjusted EBITDA	3.6x

Supplemental Guarantor Financial Information

The principal amounts outstanding on each of our debt instruments as of September 30, 2026 were fully and unconditionally guaranteed on a senior unsecured basis by each of our subsidiaries, except for certain excluded subsidiaries (the “Guarantors”). The Guarantors are either owned or controlled by, or are affiliates of, us.

The following tables present summarized financial information as of September 30, 2026 and for the nine months ended September 30, 2026 for NHI and the Guarantors on a combined basis after eliminating (i) intercompany transactions and balances among the Guarantors and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor ($ in thousands):

Real estate properties, net	$2,095,848
Other assets, net	598,038
Note receivable due from a non-guarantor subsidiary	81,502
Total assets	$2,775,388

Debt, net	$1,040,329
Other liabilities	88,664
Total liabilities	$1,128,993

Redeemable noncontrolling interest	$10,111
Noncontrolling interests	$1,206

Revenues	$294,686
Interest income related to a note receivable due from a non-guarantor subsidiary	4,539
Expenses	211,519
Gain from equity method investment	688
Gains on dispositions of real estate properties	567,283
Other non-operating income	2,944
Income tax expense	1,011
Net income	$657,610
Net income attributable to NHI and the subsidiary guarantors	$658,584

Equity and Dividends

As of September 30, 2026, we had 49,110,434 shares of common stock outstanding with a market value of $3.2 billion. Total equity on our condensed consolidated balance sheet included in this Quarterly Report was $2.1 billion as of September 30, 2026.

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

ATM Equity Program - We maintain an ATM equity program which allows us to sell our common stock directly into the market. This program is governed by an ATM equity sales agreement which includes a forward sales provision that allows us to sell shares of our common stock to forward purchasers at a predetermined price at a future date. Concurrently with the renewal of our shelf registration statement, we entered into a new equity distribution agreement for the sale of up to $500.0 million in common stock under our ATM equity program.

During the nine months ended September 30, 2026, we settled the remaining $44.9 million of ATM forward equity sales agreements that were outstanding under our previous ATM equity program. As of September 30, 2026, we had $500.0 million available under our ATM equity program.

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

The following table provides information on the dividends declared by our board of directors for the periods indicated:

Date	Date	Date Paid	Quarterly Dividend
Declared	of Record	or Payable	Per Share
November 5, 2025	December 31, 2025	January 30, 2026	$0.92
February 17, 2026	March 31, 2026	May 1, 2026	$0.92
May 1, 2026	June 30, 2026	August 7, 2026	$0.92
August 7, 2026	September 30, 2026	November 6, 2026	$0.94

On November 6, 2026, our board of directors declared a $0.94 per share dividend payable on January 29, 2027 to common stockholders of record as of December 31, 2026.

Material Cash Requirements

As of October 31, 2026, we had $552.0 million of availability under our Credit Facility, $51.2 million of cash and cash equivalents and $181.3 million of restricted cash. Our expected material cash requirements for the 12-months ending September 30, 2027 and thereafter consist of long-term debt maturities, interest payments on our debt and other contractually obligated expenditures. When the Section 1031 eligibility period ends on December 28, 2026, any capital gain from the sale of the NHC portfolio that has not been fully offset by qualifying acquisitions will be treated as taxable income of our TRS, and we may be required to pay income taxes for the 2026 tax year. We expect to meet our short-term liquidity needs largely through cash generated from operations, borrowings under our Credit Facility and net proceeds from dispositions of real estate properties, although we may also choose to seek alternative sources of liquidity. Should we have additional liquidity needs, we believe that we could access long-term financing in the debt and equity capital markets.

We believe our current liquidity position, supplemented by our ability to generate positive cash flows from operations in the future, and our low net leverage will be sufficient to meet all of our short-term and long-term financial commitments.

Contractual Obligations and Contingent Liabilities

A summary of our contractual obligations as of September 30, 2026 follows ($ in thousands):

		Less Than	One Year	Three Years	More Than
	Total	One Year	to Three Years	to Five Years	Five Years
Debt, including interest expense[1]	$1,244,672	$143,784	$276,985	$452,133	$371,770
Loan commitments	32,499	31,299	1,200	—	—
Development commitments	9,143	—	9,143	—	—
Total contractual obligations	$1,286,314	$175,083	$287,328	$452,133	$371,770

1 These amounts include the principal amounts outstanding on our debt instruments and interest expense which has been calculated using the weighted average interest rates on each of our debt instruments as of September 30, 2026. We have also included a facility fee of 0.25% related to the Credit Facility.

A summary of our outstanding loan commitments as of September 30, 2026 follows ($ in thousands):

	Type of	Type of	Total
	Property	Commitment	Commitments	Funded	Remaining
Carriage Crossing Senior Living
Bloomington[1]	SHO	Mortgage	$2,000	$(800)	$1,200
Encore Senior Living	SHO	Construction loan	56,525	(47,399)	9,126
Mainstay Healthcare	SHO	Revolving credit	350	(350)	—
Senior Living	SHO	Revolving credit	16,500	—	16,500
Senior Living Hospitality Group	SHO	Working capital	5,000	(4,476)	524
The Sanders Trust, LLC	HOSP	Construction loan	27,720	(27,571)	149
Timber Ridge OpCo	SHO	Working capital	5,000	—	5,000
Total loan commitments			$113,095	$(80,596)	$32,499

1    Funding is contingent upon the operating performance of the respective facility.

We estimate the amounts of our unfunded loan commitments that we expect to fund and provide for necessary credit loss reserves using the same methodology as the one applied to provide for credit loss reserves on our mortgage and other notes receivable. As of September 30, 2026, our total credit loss liabilities established for unfunded loan commitments were $0.2 million.

A summary of our outstanding development commitments as of September 30, 2026 follows ($ in thousands):

	Type of	Type of	Total
	Property	Commitment	Commitments	Funded	Remaining
Bickford	SHO	Renovation	$8,000	$(6,412)	$1,588
Juniper Communities, LLC	SHO	Renovation	750	—	750
Senior Living	SHO	Renovation	10,000	(7,456)	2,544
Spring Arbor	SHO	Renovation	3,000	—	3,000
William James Group, LLC	SHO	Renovation	600	(589)	11
The Fellowship Family	SHO	Renovation	1,000	—	1,000
Encore Senior Living	SHO	Renovation	250	—	250
Total development commitments			$23,600	$(14,457)	$9,143

A summary of our outstanding contingent commitments as of September 30, 2026 follows ($ in thousands):

	Type of	Total
	Contingency	Commitments	Funded	Remaining
Compass Senior Living	Acquisition consideration	$2,750	$—	$2,750
IntegraCare	Lease inducement	750	(750)	—
Navion Senior Solutions	Lease inducement	4,850	(2,700)	2,150
Spring Arbor	Lease inducement	10,000	(10,000)	—
Total contingent commitments		$18,350	$(13,450)	$4,900

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

Normalized FAD is also an important supplemental performance measure for REITs. It is a useful measure of liquidity and serves as an indicator of our ability to distribute dividends to our stockholders each period. GAAP requires a lessor to recognize contractual lease payments as income on a straight-line basis over the expected term of the lease. This straight-line rent revenue adjustment has the effect of reporting rental income that is significantly more or less than the contractual cash flows received pursuant to the terms of the lease agreements. GAAP also requires any discount or premium related to indebtedness and debt issuance costs to be amortized as non-cash adjustments to earnings. Normalized FAD includes adjustments for these types of non-cash items of a recurring nature typical to REITs and is further adjusted to reflect the cash outflows for recurring capital expenditures. Certain other costs that fluctuate that are not related to the recurring business are also excluded from Normalized FAD.

Our FFO per diluted share for the nine months ended September 30, 2026 increased $0.12 per share, or 3.5%, compared to the nine months ended September 30, 2025 primarily due to new investments completed since January 1, 2025, partially offset by dispositions of real estate properties since January 1, 2025. FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and applied by us, is calculated using the two-class method in which net income is allocated to common stockholders and holders of participating securities based on their respective weighted average shares outstanding during the period. We define FFO as net income attributable to common stockholders excluding gains on dispositions of real estate properties, impairments of real estate properties and real estate depreciation and amortization expense. These exclusions are adjusted to remove the impact of amounts that are attributable to noncontrolling interests and holders of participating securities. Our definition of FFO aligns with NAREIT FFO.

Our Normalized FFO per diluted share for the nine months ended September 30, 2026 decreased $0.15 per share, or 4.1%, compared to the nine months ended September 30, 2025 primarily due to our acquisitions and dispositions activity discussed above and additionally due to the proxy contest and related expenses which occurred in the prior year period. We define Normalized FFO as FFO excluding certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current periods to similar prior periods. These other items include but is not limited to adjustments for impairments of non-real estate assets, gains or losses on non-real estate assets and liabilities and recoveries of previous write-downs on mortgage and other notes receivable.

Our Normalized FAD for the nine months ended September 30, 2026 increased $7.0 million, or 4.0%, compared to the nine months ended September 30, 2025 primarily due to net impact of our acquisitions activity. We define Normalized FAD as Normalized FFO excluding straight-line rent revenue adjustments, amortization of lease incentives, non-real estate depreciation and amortization expense, amortization of debt issuance costs and discounts and certain transaction costs. We also adjust Normalized FAD for the net change in our credit loss reserves, share-based compensation expense, SHOP capital expenditures, deferred income tax expense, as well as certain non-cash items related to our equity method investment, such as straight-line lease expense and amortization of purchase accounting adjustments. We remove the impact of the above adjustments that are attributable to noncontrolling interests and holders of participating securities.

The following table reconciles our net income attributable to common stockholders, the most directly comparable GAAP financial measure, to NAREIT FFO, Normalized FFO and Normalized FAD and provides supplemental information on basic and diluted earnings per share using these metrics ($ in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income attributable to common stockholders	$562,680	$32,812	$658,280	$103,863
Real estate depreciation and amortization	24,760	19,662	72,175	57,903
Real estate depreciation attributable to noncontrolling interests	(405)	(400)	(1,211)	(1,227)
Impairments of real estate properties	9,866	—	9,866	—
Gains on dispositions of real estate properties	(542,704)	(113)	(567,283)	(337)
Adjustments attributable to holders of participating securities	763	—	739	—
NAREIT FFO attributable to common stockholders	54,960	51,961	172,566	160,202
Non-cash write-offs of straight-line rents receivable	—	12,141	—	12,350
Non-cash rental income related to operations transfers upon
early lease terminations	—	(1,375)	—	(1,375)
Proxy contest and related expenses	—	—	—	1,572
Normalized FFO attributable to common stockholders	54,960	62,727	172,566	172,749
Straight-line rent revenue adjustments	(460)	(1,198)	(1,780)	(3,851)
Straight-line rent revenue adjustments attributable to
noncontrolling interests	(27)	(17)	(76)	(52)
Amortization of lease incentives	930	726	2,495	2,176
Amortization of lease incentives attributable to
noncontrolling interests	(127)	(127)	(381)	(381)
Non-real estate depreciation and amortization	1,003	554	2,827	1,388
Non-real estate depreciation and amortization attributable to
noncontrolling interests	(79)	(67)	(230)	(186)
Amortization of debt issuance costs	596	578	1,883	2,331
Amortization of debt discounts	211	80	632	241
Gain from equity method investment	(688)	(73)	(688)	(2,012)
Adjustments attributable to equity method investment, net	(136)	(200)	(859)	(848)
Equity method investment non-refundable fees received	445	929	1,072	1,862
Equity method investment recurring capital expenditures	(292)	(215)	(554)	(496)
SHOP recurring capital expenditures	(1,998)	(522)	(3,783)	(1,266)
SHOP recurring capital expenditures attributable to
noncontrolling interests	60	69	153	161
Credit loss benefit	(149)	(1,979)	(258)	(3,386)
Share-based compensation expense	1,463	983	6,063	4,612
Transaction costs	1,148	—	1,148	1,164
Deferred income tax expense	224	—	956	—
Adjustments attributable to holders of participating securities	(6)	—	(17)	—
Normalized FAD attributable to common stockholders	$57,078	$62,248	$181,169	$174,206

Basic:
Weighted average common shares outstanding	49,037,240	47,433,336	48,599,033	46,615,262
NAREIT FFO attributable to common stockholders per share	$1.12	$1.10	$3.55	$3.44
Normalized FFO attributable to common stockholders per share	$1.12	$1.32	$3.55	$3.71
Diluted:
Weighted average common shares outstanding	49,041,952	47,623,623	48,696,008	46,774,872
NAREIT FFO attributable to common stockholders per share	$1.12	$1.09	$3.54	$3.42
Normalized FFO attributable to common stockholders per share	$1.12	$1.32	$3.54	$3.69

Adjusted EBITDA

Adjusted EBITDA is an important supplemental financial measure that we use in evaluating both our performance and our ability to service our debt. Our definition of Adjusted EBITDA may not be comparable to other REITs. We define Adjusted EBITDA as net income before interest expense, income taxes, depreciation and amortization expense, impairments of real estate properties, gains on dispositions of real estate properties, write-offs of straight-line rents receivable and certain other items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing our Adjusted EBITDA for the current periods to prior periods. These other items include, but are not limited to, impairments of non-real estate assets, gains or losses on dispositions of non-real estate assets and liabilities, certain non-cash rental income and recoveries of previous write-downs on mortgage and other notes receivable. We include our proportionate share of the Adjusted EBITDA adjustments related to our equity method investment in our calculation.

The following table reconciles our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA and provides information on our fixed charge coverage ratios ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$563,214	$32,478	$658,323	$102,984
Depreciation and amortization	25,763	20,216	75,002	59,291
Interest expense	12,521	13,766	43,375	43,104
Non-cash write-offs of straight-line rents receivable	—	12,141	—	12,141
Non-cash rental income related to operations transfers upon
early lease terminations	—	(1,375)	—	(1,375)
Franchise, excise and other taxes	243	244	671	756
Income tax expense	279	—	1,011	—
Credit loss benefit	(149)	(1,979)	(258)	(3,386)
Impairments of real estate properties	9,866	—	9,866	—
Gains on dispositions of real estate properties	(542,704)	(113)	(567,283)	(337)
Write-offs of transaction costs	—	—	—	608
Adjusted EBITDA	$69,033	$75,378	$220,707	$213,786

Fixed charges:
Interest expense at contractual rates	$11,714	$13,108	$40,860	$40,529
Principal payments on debt, excluding
balloon payments	—	—	—	222
Total fixed charges	$11,714	$13,108	$40,860	$40,751

Fixed charge coverage ratios	5.9x	5.8x	5.4x	5.2x

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

The following table reconciles our net income, the most directly comparable GAAP financial measure, to NOI ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$563,214	$32,478	$658,323	$102,984
Depreciation and amortization	25,763	20,216	75,002	59,291
Interest expense	12,521	13,766	43,375	43,104
Legal expense	1,050	134	1,800	2,655
Franchise, excise and other taxes	243	244	671	756
General and administrative expenses	8,005	6,311	24,679	19,265
Proxy contest and related expenses	—	—	—	1,572
Loan and realty losses (gains), net	9,717	(1,979)	9,608	(3,386)
Gains on dispositions of real estate properties	(542,704)	(113)	(567,283)	(337)
Other non-operating income	(2,854)	—	(2,975)	—
Income tax expense	279	—	1,011	—
Gain from equity method investment	(688)	(73)	(688)	(2,012)
NOI	$74,546	$70,984	$243,523	$223,892

The following table provides a summary of our NOI by segment ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Real Estate Investments segment	$63,028	$66,060	$212,092	$212,061
SHOP segment	11,518	4,924	31,431	11,831
Total NOI	$74,546	$70,984	$243,523	$223,892

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to risks related to fluctuations in market interest rates which affect our indebtedness and mortgage and other notes receivable. Substantially all of our mortgages and other notes are negotiated at fixed interest rates.

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

Interest rate fluctuations generally do not affect our future results of operations and cash flows associated with our indebtedness and mortgage and other notes receivable with fixed interest rates unless these financial instruments mature or are otherwise terminated and we seek to replace them with new borrowings or investments. The fair values of our financial instruments with fixed interest rates are impacted by interest rate fluctuations during the period. Conversely, interest rate fluctuations affect the future results of operations and cash flows associated with our indebtedness and mortgage and other notes receivable with variable interest rates, but do not significantly affect the fair values of those financial instruments during the period.

The following table provides a summary of the interest rates on our debt ($ in thousands):

	September 30, 2026			December 31, 2025
	Principal	% of		Principal	% of
	Amounts	Total	Interest	Amounts	Total	Interest
	Outstanding	Debt	Rates	Outstanding	Debt	Rates
Fixed rate debt:
2031 Senior Notes - unsecured	$400,000	38.0%	3.00%	$400,000	33.9%	3.00%
2033 Senior Notes - unsecured	350,000	33.2%	5.35%	350,000	29.7%	5.35%
Private placement note - unsecured	100,000	9.5%	4.51%	100,000	8.5%	4.51%
Variable rate debt:
Revolving credit facility - unsecured	203,000	19.3%	4.92%	204,000	17.3%	4.71%
Bank term loan - unsecured	—	—%	N/A	125,000	10.6%	4.91%
Total principal amounts of debt outstanding	$1,053,000	100.0%	4.29%	$1,179,000	100.0%	4.32%

Assuming a 50 basis point (“bps”) increase or decrease in interest rates on the principal amounts of our variable rate debt outstanding as of September 30, 2026 and also assuming the amounts outstanding during the period did not change, our interest expense would increase or decrease annually by approximately $1.0 million.

The following table provides a summary of the sensitivity of our fixed rate debt as of September 30, 2026 to changes in market interest rates ($ in thousands):

	Principal		Fair Values
	Amounts	Fair	After 50 bps	After 50 bps
	Outstanding	Values	Decrease	Increase
2031 Senior Notes	$400,000	$337,001	$343,831	$330,005
2033 Senior Notes	350,000	326,321	334,379	316,672
Private placement note	100,000	99,110	99,274	98,947

As of September 30, 2026, the principal amounts of our mortgage and other notes receivable totaled $224.6 million and the estimated fair values of these investments, discounted for the change in the risk-free interest rate, totaled $202.8 million. A 50 bps increase in market interest rates as of September 30, 2026 would have resulted in a decrease in the total estimated fair values of our mortgage and other notes receivable of $2.0 million and a 50 bps decrease in market interest rates as of September 30, 2026 would have resulted in an increase in the total estimated fair values of these investments of $1.7 million.

Inflation Risk

In our Real Estate Investments segment, our tenant leases generally provide for annual escalators to the contractual amounts of base rent calculated using a fixed rate of increase or a variable index, such as the consumer price index. Annual escalators based on a variable index may be subject to a minimum or maximum cap on the annual increase. Substantially all of our leases agreements have terms requiring the tenant to pay the operating expenses of the respective leased property either directly to the third-party provider or as a reimbursement to us, whether paid directly by the tenant to the applicable third-party or reimbursed to us. We believe the full impact of inflationary pressures on our leased properties will be at least partially offset by the contractual rent increases and property operating expense reimbursements described above that are included in our existing lease agreements.

In our SHOP segment, substantially all of our resident agreements have terms of 30 days to one year. During periods of inflation, we believe that we can increase our prices for room and care charges, community fees and charges for optional services within a reasonable time period to satisfactorily offset any increases in operating costs that we may experience at these communities. However, competitive pressures may limit our ability to increase prices, fees and charges faster than the rate of inflation or even at the same rate to inflation.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2026, there have been no changes in our internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our ability to effectively redeploy the net proceeds received in the sale of the NHC properties will depend on a number of factors, including the availability of suitable investment opportunities, prevailing market conditions, competition from other investors and our cost of capital at the time of reinvestment. There can be no assurance that we will be able to identify and acquire assets or make investments that generate returns comparable to the returns generated by the properties being sold, which may impact our results of operations.

Item 5. Other Information

During the nine months ended September 30, 2026, none of our directors or Section 16 officers adopted, modified or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, as such terms are defined in Item 408(a) of Regulation S-K.

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

10.1
Change in Control Severance Agreement, dated July 1, 2026, by and between National Health Investors, Inc. and Todd Siefert (incorporated by reference to Exhibit 10.1 to the Form 8-K filed July 1, 2026)

10.2
Change in Control Severance Agreement, dated August 27, 2026, by and between National Health Investors, Inc. and Christian Maingot (incorporated by reference to Exhibit 10.2 to the Form 8-K filed August 27, 2026)

31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

NATIONAL HEALTH INVESTORS, INC.

Date:	November 9, 2026	/s/ D. Eric Mendelsohn
D. Eric Mendelsohn
President, Chief Executive Officer and Director
(Principal Executive Officer and Duly Authorized Officer)

Date:	November 9, 2026	/s/ Todd M. Siefert
Todd M. Siefert
Chief Financial Officer
(Principal Financial Officer)